Form 10QSB
period 2003-06-30
ORAGENICS INC
filed 2003-08-13
CIK 1174940

=========================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to __________

Commission File Number: 333-100568

ORAGENICS, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	59-3410522
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12085 Research Drive
Alachua, Florida 32615
(Address of principal executive offices)

(386) 418-4018
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

=====================================================================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets
(In US Dollars)
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,868,430	$25,580
Costs associated with initial public offering	-	271,937
Prepaid expenses	44,891	8,741
Total current assets	1,913,321	306,258

Equipment	25,330	4,658
Total assets	$1,938,651	$310,916

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$181,219	$232,811
Accrued interest	21,603	17,462
Notes payable to stockholders	85,454	85,454
Deferred compensation	46,172	58,671
Total current liabilities	334,448	394,398

Stockholders' equity (deficit):
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,925,704 and 9,425,704 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	11,926	9,426
Additional paid in capital	2,962,180	628,234
Accumulated deficit	(1,369,903)	(721,142)
Total stockholders' equity (deficit)	1,604,203	(83,482)
Total liabilities and stockholders' equity (deficit)	$1,938,651	$310,916

See accompanying notes.

Oragenics, Inc.

Statements of Operations
(Unaudited)
(In US Dollars)

Three months ended June 30	Six months ended June 30
	2003	2002	2003	2002

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	283,764	55,351	390,590	109,540
General and administration	148,676	75,433	249,749	227,281
Total operating expenses	432,440	130,784	640,339	336,821

Loss from operations	(432,440)	(130,784)	(6 40,339)	(336,821)

Other income (expense):
Interest income	457	624	476	987
Interest expense	(5,336)	(1,783)	(8,898)	(3,882)
Total other expense, net	(4,879)	(1,159)	(8,422)	(2,895)

Net loss	$(437,319)	$(131,943)	$(648,761)	$(339,716)

Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.07)	$(0.04)
Shares used to compute basic and diluted net loss per share	9,590,539	9,061,556	9,508,577	8,333,800

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows
(Unaudited)
(In US Dollars)

Six months ended June 30
	2003	2002
Operating activities
Net loss	$(648,761)	$(339,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,073	414
Noncash issuance of common stock	-	122,148
Stock-based compensation expense	56,063	-
Changes in operating assets and liabilities:
Costs associated with initial public offering	271,937	(20,000)
Prepaid expenses	(36,150)	(653)
Accounts payable and accrued expenses	(51,592)	28,607
Accrued interest	4,141	3,882
Deferred compensation	(12,499)	10,385
Net cash used in operating activities	(411,788)	(194,933)

Investing activity
Purchases of equipment	(25,745)	(5,459)
Net cash used in investing activity	(25,745)	(5,459)

Financing activities
Net proceeds from issuance of common stock	2,280,383	508,000
Proceeds from note s payable to stockholder	175,000	-
Payment of notes payable to stockholder	(175,000)	-
Net cash provided by financing activities	2,280,383	508,000

Net increase in cash and cash equivalents	1,842,850	307,608
Cash and cash equivalents at beginning of period	25,580	200,480
Cash and cash equivalents at end of period	$1,868,430	$508,088

Noncash financing activities
Common stock issued in connection with amendment to officer employment agreement	$-	$122,148
Common stock issued in connection with investment bank services	$-	$192,016

See accompanying notes.

1. Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in our Annual Report on Form SB-2 filed with the Securities and Exchange Commission.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. In the opinion of management, the interpretation's expanded disclosures will not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the applicability of Accounting Research Bulletin No. 52, Consolidated Financial Statements, to certain entities which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect it to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

The Company continues to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options issued.

The following table illustrates the effects on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Three months ended June 30, 2003	Six months ended June 30, 2003

Net loss, as reported	$(437,319)	$ (648,761)
Add: Stock-based employee compensation expense included in reported net income	56,063	56,063
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,950)	(3,900)
Pro forma net loss	$(383,206)	$(596,598)

Net loss per share:
Basic and diluted - as reported	$(.05)	$(.07)
Basic and diluted - pro forma	$(.04)	$(.06)

2. Initial Public Offering

During June 2003, the Company completed an initial public offering of 2,400,000 units at a price of $1.25 per unit resulting in proceeds of approximately $2,300,000, net of offering expenses. Each unit consists of one share of common stock, as well as one-half Series A Common Stock Purchase Warrant and one-half Series B Common Stock Purchase Warrant. One whole Series A warrant may be exercised on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. One whole Series B warrant may be exercised on or before M arch 24, 2004 to acquire one share of common stock at a price of $3.00 per share. In addition to receiving a cash commission, the underwriting and other selling agent s received 100,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $1.25 per share for two years following the closing of the initial public offering.

3. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form SB-2 filed with the Securities and Exchange Commission in June 2003.

On June 24, 2003, we completed an initial public offering of 2,400,000 units that provided net proceeds to us of $2,280,383. Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant may be exercised on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. One whole Series B warrant may be exercised on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share.

Forward Looking Statements

The Company has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements that are not historical facts or that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policy

Our significant accounting policies are more fully described in the Notes to Financial Statements which are contained in our Form SB-2 Registration Statement filed with the Securities and Exchange Commission in June 2003. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. These accounting policies require us to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. Actual results could differ materially from these estimates.

Results of Operations

Three Months Ended June 30, 2003 and 2002

We had no revenues in the three months ended June 30, 2003 and 2002. Our operating expenses increased 231% to $432,440 in the three months ended June 30, 2003 from $130,784 in same period in 2002. Research and development expenses increased 413% to $283,764 in the three months ended June 30, 2003 from $55,351 in the same period in 2002, reflecting a one-time payment of $100,000 to the University of Florida for repayment of patent filings, the hiring of additional research staff, the recognition of compensation expense in connection with stock option issuances, increased consumption of laboratory supplies and the increase in occupied laboratory facilities. General and administration expenses increased 97% to $ 148,676 in the three months ended June 30, 2003 from $75,433 in same period in 2002, reflecting the hiring of a full-time administrative assistant and a part-time Chief Financial Officer, a salary increase for our Chief Executive Officer, the recognition of compensation expense in connection with stock option issuances and costs incurred for liability insurance.

Interest income was $457 in the three months ended June 30, 2003 and $624 during the same period in 2002, reflecting the lower average cash balances maintained during most of the quarterly period in 2003. Interest expense increased 199% to $5,336 in the three months ended June 30, 2003 from $1,783 during the same period in 2002, reflecting the higher balances in notes payable to shareholders in 2003.

We incurred net losses of $437,319 and $131,943 during the three months ended June 30, 2003 and 2002, respectively. The increase in our net loss was principally caused by the one-time payment to the University of Florida for patent filings, the hiring of additional personnel, the recognition of compensation expense in connection with stock option issuances, consumption of supplies and the cost of insurance.

Six Months Ended June 30, 2003 and 2002

We had no revenues in the six months ended June 30, 2003 and 2002. Our operating expenses increased 90% to $6 40,339 in the three months ended June 30, 2003 from $336,821 in same period in 2002. Research and development expenses increased 25 7% to $ 390,590 in the six months ended June 30, 2003 from $109,540 in the same period in 2002, reflecting a one-time payment of $100,000 to the University of Florida for repayment of patent filings, the hiring of additional research personnel, the recognition of compensation expense in connection with stock option issuances, increased consumption of laboratory supplies and the increase in occupied laboratory facilities. General and administration expenses increased 10% to $ 249,749 in the six months ended June 30, 2003 from $227,281 in same period in 2002, reflecting a substantial reduction in payments to outside consultants in 2003 that was somewhat offset by increases from the hiring of additional personnel, the recognition of compensation expense in connection with stock option issuances, salary increases and costs incurred for liability insurance.

Interest income decreased 52% to $476 in the six months ended June 30, 2003 from $987 during the same period in 2002, reflecting the lower average cash balances maintained during most of the six month period in 2003. Interest expense increased 129% to $8,898 in the six months ended June 30, 2003 from $3,882 during the same period in 2002, reflecting the higher balances in notes payable to shareholders in 2003.

We incurred net losses of $ 648,761 and $339,716 during the six months ended June 30, 2003 and 2002, respectively. The increase in our net loss was principally caused by the one-time payment to the University of Florida for patent filings, the hiring of additional personnel, the recognition of compensation expense in connection with stock option issuances, consumption of supplies and the cost of insurance.

Liquidity and Capital Resources

From inception through early June 2003, we financed our operations primarily through the issuance of common stock for $508,616, the issuance of notes payable to shareholders totaling $260,454 and a sponsored research agreement totaling $357,787. On June 24, 2003, we completed an initial public offering of our common stock that provided net proceeds to us of $2,280,383.

We had cash and cash equivalents of $1,868,430 at June 30, 2003 that are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies.

We lease our laboratory and office facilities, as well as certain equipment, under a 12-month cancelable operating lease with annual renewal options. We had no material commitments for the acquisition or lease of any property or equipment. On February 14, 2003, we obtained a loan of $100,000 from Cornet Capital Corp., and issued an uncollateralized promissory note in the principal amount of $100,000 that pays interest at 10% per annum to Cornet Capital Corp. as security. Principal and interest are payable on demand and in any event before February 14, 2004. On April 29, 2003, we obtained a further loan of $75,000 from Cornet Capital Corp., and issued an uncollateralized promissory note in the amount of $75,000 that pays interest at 10% per annum to Cornet Capital Corp. as security. Accrued interest of $4,757 and principal totaling $175,000 were repaid in June 2003 from the proceeds of the initial public offering. No shares were issued to Cornet Capital Corp. in connection with these borrowings.

We expect to incur substantial additional research and development expenses including continued increases in personnel and costs related to research, preclinical testing and clinical trials.

We anticipate that the net proceeds of $2,280,383 from our initial public offering will be adequate to satisfy our operating expenses and capital requirements as planned into 2004. We will also have available to us, if required, up to $500,000 that we may borrow from Cornet Capital Corp. under a loan facility. This loan facility is more fully described under the caption "Interest of Management and Others in Material Transactions" on our Form SB-2 filed with the Securities and Exchange Commission.

We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and our ability to establish development, manufacturing and marketing arrangements. We intend to seek additional funding through sublicensing arrangements or through public or private financings, but there can be no assurance that additional financing will be available on acceptable terms or at all.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company. Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date our company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 24, 2003, we completed an initial public offering of our common stock. The managing underwriter for our initial public offering was Haywood Securities, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement (File No. 333-100568) that was declared effective by the Securities and Exchange Commission on June 11, 2003. Under the registration statement, we registered 2,400,000 units at a price of $1.25 per unit. Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant may be exercised on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. One whole Series B warrant may be exercised on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share. All 2,400,000 units were sold in the offering that provided gross proceeds of $3,000,000 and net proceeds to us of $2,280,383 after deducting $719,617 in commissions paid to the underwriter and other expenses incurred in connection with the offering.

Net proceeds from the offering were used to reduce notes payable and accrued interest thereon to a shareholder totaling $179,757 and deferred compensation payable to officers totaling $137,500. There were no other payments, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock from the proceeds of this offering. Unexpended proceeds are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies.

Actual commissions and other expenses associated with the offering were $719,617, as compared to estimated commissions and expenses described in the prospectus of $575,000. The difference of $144,617 was essentially caused by additional fees incurred by underwriter's legal counsel of $54,284, by our legal counsel of $63,041 and by our auditors of $37,000 due to the length of time involved in finalizing our initial public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b) Reports on Form 8-K

On June 24, 2003, we filed a Form 8-K announcing the completion of our public offering (Items 7 and 9). The date of the Form 8-K was June 24, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2003.

ORAGENICS, INC.
BY:	/s/ Mento A. Soponis
Mento A. Soponis, President and Principal Executive Officer
BY:	/s/ Paul A. Hassie
Paul A. Hassie, Secretary, Treasurer, Principal Accounting Officer and Principal Financial Officer