Form 10-Q
period 2003-09-30
ORAGENICS INC
filed 2003-11-13
CIK 1174940

===============================================================================

                                   FORM 10-QSB

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

         OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

       For the transition period from ________ to __________

                       COMMISSION FILE NUMBER: 333-100568


                                 ORAGENICS, INC.
        (Exact name of small business issuer as specified in its charter)


                FLORIDA                                    59-3410522
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)


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

Yes [X] No [ ]

================================================================================

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION
Item 1.         Balance Sheets as of September 30, 2003 and December 31, 2002               3

                Statements of Operations for the Three Months and Nine
                Months ended September 30, 2003 and 2002                                    4

                Statements of Cash Flows for the Nine Months ended September 30,
                2003 and 2002                                                               5

                Notes to Financial Statements                                               6

Item 2.         Management's Discussion and Analysis or Plan of Operation                   9

Item 3.         Controls and Procedures                                                    13


PART II - OTHER INFORMATION

Item 2.        Use of Proceeds                                                             13

Item 6.        Exhibits and Reports on Form 8-K                                            13


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 ORAGENICS, INC.

                                 BALANCE SHEETS
                                 (IN US DOLLARS)

                                                        September 30,     December 31,
                                                            2003             2002
                                                         -----------      -----------
                                                         (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                $ 1,693,147      $    25,580
Costs associated with initial public offering                     --          271,937
Prepaid expenses                                              90,541            8,741
                                                         -----------      -----------
Total current assets                                       1,783,688          306,258

Equipment                                                     36,934            4,658
                                                         -----------      -----------
Total assets                                             $ 1,820,622      $   310,916
                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                    $    82,610      $   232,811
Accrued interest                                              23,698           17,462
Notes payable to stockholders                                 85,454           85,454
Deferred compensation                                         44,672           58,671
                                                         -----------      -----------
Total current liabilities                                    236,434          394,398

Stockholders' equity (deficit):
Preferred stock, no par value; 20,000,000 shares
authorized;  none issued and outstanding at
September 30, 2003 and December 31, 2002                          --               --

Common stock, $0.001 par value; 100,000,000 shares
authorized; 12,057,204 and 9,425,704 shares issued
and outstanding at September 30, 2003 and
December 31, 2002, respectively                               12,057            9,426
Additional paid in capital                                 3,338,756          628,234
Accumulated deficit                                       (1,766,625)        (721,142)
                                                         -----------      -----------
Total stockholders' equity (deficit)                       1,584,188          (83,482)
                                                         -----------      -----------
Total liabilities and stockholders' equity (deficit)     $ 1,820,622      $   310,916
                                                         ===========      ===========

See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN US DOLLARS)

                                               Three months ended                Nine months ended
                                                  September 30                      September 30
                                             2003              2002              2003             2002
                                         ------------      ------------      ------------      ------------
Revenue                                  $         --      $         --      $         --      $         --

Operating expenses:
 Research and development                     205,615           102,496           596,205           212,036
 General and administration                   192,811            68,256           442,560           295,537
                                         ------------      ------------      ------------      ------------
Total operating expenses                      398,426           170,752         1,038,765           507,573
                                         ------------      ------------      ------------      ------------

Loss from operations                         (398,426)         (170,752)       (1,038,765)         (507,573)

Other income (expense):
 Interest income                                3,799               905             4,275             1,892
 Interest expense                              (2,095)           (2,095)          (10,993)           (5,977)
                                         ------------      ------------      ------------      ------------
Total other expense, net                        1,704            (1,190)           (6,718)           (4,085)
                                         ------------      ------------      ------------      ------------

Net loss                                 $   (396,722)     $   (171,942)     $ (1,045,483)     $   (511,658)
                                         ============      ============      ============      ============

Basic and diluted net loss per share     $      (0.03)     $      (0.02)     $      (0.10)     $      (0.06)
                                         ============      ============      ============      ============
Shares used to compute basic and
diluted net loss per share                 11,958,701         9,425,704        10,334,260         8,701,768
                                         ============      ============      ============      ============

See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN US DOLLARS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                              ----------------------------
                                                                 2003             2002
                                                              -----------      -----------
OPERATING ACTIVITIES
Net loss                                                      $(1,045,483)     $  (511,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                                        8,601              848
Noncash issuance of common stock and common stock options          54,000          122,148
Stock-based compensation expense                                  170,291               --
Changes in operating assets and liabilities:
Costs associated with initial public offering                     271,937          (89,127)
Prepaid expenses                                                  (81,800)              --
Accounts payable and accrued expenses                            (150,201)          39,166
Accrued interest                                                    6,236            5,977
Deferred compensation                                             (13,999)              --
                                                              -----------      -----------
Net cash used in operating activities                            (780,418)        (432,646)

INVESTING ACTIVITY
Purchases of equipment                                            (40,877)          (5,459)
                                                              -----------      -----------
Net cash used in investing activity                               (40,877)          (5,459)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                      2,488,862          508,000
Proceeds from notes payable to stockholder                        175,000               --
Payment of notes payable to stockholder                          (175,000)              --
                                                              -----------      -----------
Net cash provided by financing activities                       2,488,862          508,000
                                                              -----------      -----------

Net increase in cash and cash equivalents                       1,667,567           69,895
Cash and cash equivalents at beginning of period                   25,580          200,480
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $ 1,693,147      $   270,375
                                                              ===========      ===========

Noncash financing activities
Common stock issued in connection with
amendment to officer employment agreement                     $        --      $   122,148
                                                              ===========      ===========
Common stock and common stock options issued
in connection with investment bank and related
financing services                                            $    54,000      $   192,016
                                                              ===========      ===========

See accompanying notes.

1.       Basis of Presentation

         Oragenics, Inc. (formerly known as Oragen, Inc.) was incorporated in November 1996; however, operating activity did not commence until 1999. We are dedicated to the development of genetically engineered Streptococcus mutans for oral and other therapeutic applications.

         The accompanying unaudited condensed financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future period.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the applicability of Accounting Research Bulletin No. 52, Consolidated Financial Statements, to certain entities which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company's financial position or results of operations.

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

                                           Three months ended                 Nine months ended
                                              September 30,                     September 30,
                                         2003              2002            2003             2002
                                      -----------      -----------      -----------      -----------
Net loss, as reported                 $  (396,722)     $  (171,942)     $(1,045,483)     $  (511,658)

Add: Stock-based employee
compensation expense included in
reported net income                       114,228               --          170,291               --
Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all awards                      (1,950)            (975)          (5,850)            (975)
                                      -----------      -----------      -----------      -----------
Pro forma net loss                    $  (284,444)     $  (172,917)     $  (881,042)     $  (512,633)
                                      ===========      ===========      ===========      ===========

Net loss per share:
Basic and diluted--as reported        $      (.03)     $      (.02)     $      (.10)     $      (.06)
                                      ===========      ===========      ===========      ===========
Basic and diluted--pro forma          $      (.02)     $      (.02)     $      (.09)     $      (.06)
                                      ===========      ===========      ===========      ===========

2.       Initial Public Offering

         On June 24, 2003, we completed an initial public offering of our common stock. The managing underwriter for our initial public offering was Haywood Securities, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement (File No. 333-100568) that was declared effective by the Securities and Exchange Commission on June 11, 2003. Under the registration statement, we registered 2,400,000 units at a price of $1.25 per unit. Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant may be exercised on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. One whole Series B warrant may be exercised on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share. All 2,400,000 units were sold in the offering that provided gross proceeds of $3,000,000 and net proceeds to us of approximately $2,300,000 after deducting $719,617 in commissions paid to the underwriter and other expenses incurred in connection with the offering.

         Through September 30, 2003 we have applied a total of $799,257 in net proceeds from the offering as follows:

              Reduction of notes payable and accrued interest
              thereon to a shareholder                             $  179,757
              Deferred compensation payable to officers               137,500
              Patent expenses paid to University of Florida           100,000
              Regulatory consulting fees                               33,000
              Mutacin 1140 production research                         70,000
              Pre-clinical research                                   107,000
              General and administration costs                        172,000
                                                                   ----------
                                                                   $  799,257

         Other than normal and recurring compensation, there were no other payments, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock from the proceeds of this offering. Unexpended proceeds are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies. Actual commissions and other expenses associated with the offering were $719,617, as compared to estimated commissions and expenses described in the prospectus of $575,000. The difference of $144,617 was essentially caused by additional fees incurred by underwriter's legal counsel of $54,284, by our legal counsel of $63,041 and by our auditors of $37,000 due to the length of time involved in finalizing our initial public offering

         During the three months ended September 30, 2003, 53,500 of the Series A Warrants, 1,000 of the Series B Warrants and 77,000 of the underwriter's warrants were exercised for total cash proceeds of $206,250 and 131,500 shares of the Company's common stock was issued.

3.       Net Loss Per Share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

         The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Form SB-2 filed with the Securities and Exchange Commission on June 6, 2003.

         On June 24, 2003, we completed an initial public offering of 2,400,000 units that provided net proceeds to us of approximately $2,300,000. Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant may be exercised on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. One whole Series B warrant may be exercised on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share.

FORWARD LOOKING STATEMENTS

         We make forward looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements that are not historical facts or that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report and those set forth under "Risk Factors' in our Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 6, 2003, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICY

         Our significant accounting policies are more fully described in the Notes to Financial Statements that are contained in our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on June 6, 2003. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. These accounting policies require us to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. Actual results could differ materially from these estimates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         We had no revenues in the three months ended September 30, 2003 and 2002. Our operating expenses increased 134% to $ 398,426 in the three months ended September 30, 2003 from $170,752 in the same period in 2002. Research and development expenses increased 101% to $205,615 in the three months ended September 30, 2003 from $102,496 in the same period in 2002, reflecting the hiring of additional research staff, the recognition of compensation expense in connection with stock option issuances, costs associated with regulatory consultants, increased consumption of laboratory supplies and the increase in occupied laboratory facilities. General and administration expenses increased 183% to $192,811 in the three months ended September 30, 2003 from $68,256 in the same period in 2002, reflecting a salary increase for our Chief Executive Officer, the recognition of compensation expense in connection with stock option issuances and costs incurred for directors and officers liability insurance.

         Interest income increased 320% to $3,799 in the three months ended September 30, 2003 from $905 during the same period in 2002, reflecting the higher average cash balances maintained during the quarterly period in 2003. Interest expense was $2,095 for the three months ended September 30, 2003 and $2,095 during the same period in 2002, reflecting the cost of maintaining notes payable to shareholders.

         We incurred net losses of $396,722 and $171,942 during the three months ended September 30, 2003 and 2002, respectively. The increase in our net loss was principally caused by our hiring of personnel, the recognition of compensation expense in connection with stock option issuances, consumption of supplies and the cost of insurance.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         We had no revenues in the nine months ended September 30, 2003 and 2002. Our operating expenses increased 105% to $1,038,765 in the nine months ended September 30, 2003 from $507,573 in the same period in 2002. Research and development expenses increased 181% to $596,205 in the nine months ended September 30, 2003 from $212,036 in the same period in 2002, reflecting a one-time payment of $100,000 to the University of Florida for repayment of patent filings, the hiring of additional research personnel, the recognition of compensation expense in connection with stock option issuances, costs associated with regulatory consultants, increased consumption of laboratory supplies and the increase in occupied laboratory facilities. General and administration expenses increased 50% to $442560 in the nine months ended September 30, 2003 from $295,537 the same period in 2002, reflecting the hiring of additional personnel, the recognition of compensation expense in connection with stock option issuances, salary increases and costs incurred for liability insurance, all of which was somewhat offset by a substantial reduction in payments to outside consultants in 2003.

         Interest income increased 126% to $4,275 in the nine months ended September 30, 2003 from $1,892 during the same period in 2002, reflecting the significantly higher average cash balances maintained during the third quarter of 2003 that was somewhat offset by lower average cash balances during the initial six months of 2003. Interest expense increased 84% to $10,993 in the nine months ended September 30, 2003 from $5,977 during the same period in 2002, reflecting the higher balances in notes payable to shareholders during the initial six months of 2003.

         We incurred net losses of $1,045,483 and $511,658 during the nine months ended September 30, 2003 and 2002, respectively. The increase in our net loss was principally caused by the one-time payment to the University of Florida for patent filings, the hiring of additional personnel, the recognition of compensation expense in connection with stock option issuances, consumption of supplies and the cost of insurance.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through early June 2003, we financed our operations primarily through the issuance of common stock for $508,616, the issuance of notes payable to shareholders totaling $260,454 and a sponsored research agreement totaling $357,787. On June 24, 2003, we completed an initial public offering of our common stock that provided net proceeds to us of approximately $2,300,000.

         We had cash and cash equivalents of $1,693,147 at September 30, 2003 that are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies.

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

         We anticipate that the net proceeds of approximately $2,300,000 from our initial public offering will be adequate to satisfy our operating expenses and capital requirements as planned into 2004. We will also have available to us, if required, up to $500,000 that we may borrow from Cornet Capital Corp. under a loan facility.

         During the three months ended September 30, 2003, common stock warrants were exercised by holders of Series A, Series B and underwriter warrants that provided proceeds totaling $206,250. These warrants have exercise prices that range from $1.25 to $3.00 per share. As of September 30, 2003, there are 2,768,500 warrants outstanding that, if exercised, would provide proceeds of $6,418,750. The warrants will expire between December 24, 2003 and June 24, 2005. There can be no assurance any of the outstanding warrants will be exercised.

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

ITEM 3.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

         We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  USE OF PROCEEDS

         Note 2 of the Financial Statements included in Part I of this filing of Form 10-QSB as to use of proceeds during the quarterly period ended September 30, 2003 is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (A)         EXHIBITS      ITEM DESCRIPTION

               1.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

               1.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.


               2.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

               2.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(B) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 2003

         On August 14, 2003, the Company filed a Form 8-K announcing the filing of a patent application with the United States Patent and Trademark Office covering its probiotic-based technology (Item 7 and 9). The date of the Form 8-K was August 14, 2003.

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2003.



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