Form 10QSB
period 2004-03-31
ORAGENICS INC
filed 2004-05-07
CIK 1174940

================================================================================

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ________ to __________

                        COMMISSION FILE NUMBER: 000-50614


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 7, 2004, there were 14,318,380 shares of Common Stock, $.001 par value, outstanding.

================================================================================

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2004 (unaudited) and
            December 31, 2003                                                  3

            Statements of Operations for the Three Months ended March
            31, 2004 and 2003 (unaudited)                                      4

            Statements of Cash Flows for the Three Months ended March
            31, 2004 and 2003 (unaudited)                                      5

            Notes to Financial Statements (unaudited)                          6

Item 2.     Management's Discussion and Analysis or Plan of Operation          9

Item 3.     Controls and Procedures                                           24


PART II - OTHER INFORMATION

 Item 2.    Use of Proceeds                                                   25

 Item 6.    Exhibits and Reports on Form 8-K                                  25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ORAGENICS, INC.

                                 BALANCE SHEETS
                                 (IN US DOLLARS)


                                                   March 31,       December 31,
                                                     2004             2003
                                               ---------------------------------
                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                     $      6,012,319  $     3,583,757
Prepaid expenses                                        26,959           24,637
                                               ----------------  ---------------
Total current assets                                 6,039,278        3,608,394

Equipment                                               61,420           42,371
                                               ----------------  ---------------
   Total assets                               $      6,100,698  $     3,650,765
                                               ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses         $        209,780  $       140,614
Accrued interest                                             -           25,582
Deferred compensation                                        -           44,672
                                               ----------------  ---------------
Total current liabilities                              209,780          210,868

Stockholders' equity:
Preferred stock, no par value; 20,000,000
   shares authorized; none issued and
   outstanding at March 31, 2004 and
   December 31, 2003                                         -                -
Common stock, $0.001 par value; 100,000,000
   shares authorized; 14,314,630 and
   13,296,204 shares issued and outstanding
   at March 31, 2004 and December 31, 2003,
   respectively                                         14,315           13,296
Additional paid in capital                           8,808,139        5,820,697
Accumulated deficit                                (2,931,536)      (2,394,096)
                                               ----------------  ---------------
Total stockholders' equity                           5,890,918        3,439,897
                                               ----------------  ---------------
   Total liabilities and stockholders' equity $      6,100,698  $     3,650,765
                                               ================  ===============

See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN US DOLLARS)

                                                Three months ended
                                                     March 31
                                              2004              2003
                                         --------------------------------

Revenue                                  $         --      $         --

Operating expenses:
 Research and development                     262,295           106,826
 General and administration                   282,166           101,073
                                         ------------      ------------
Total operating expenses                      544,461           207,899
                                         ------------      ------------

Loss from operations                         (544,461)         (207,899)

Other income (expense):
 Interest income                                7,021                19
 Interest expense                                  --            (3,562)
                                         ------------      ------------
Total other  income  (expense),
net                                             7,021            (3,543)
                                         ------------      ------------

Net loss                                 $   (537,440)     $   (211,442)
                                         ============      ============

Basic and  diluted net loss per
share                                    $      (0.04)     $      (0.02)
                                         ============      ============
Shares  used to  compute  basic
and diluted net loss per share             13,413,558         9,425,704
                                         ============      ============


See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN US DOLLARS)


                                             THREE MONTHS ENDED MARCH 31
                                                  2004           2003
                                             ---------------------------
OPERATING ACTIVITIES
Net loss                                     $  (537,440)   $  (211,442)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation                                     5,163          2,469
  Stock-based compensation expense                (9,445)            --
  Changes in operating assets and
liabilities:
   Costs associated with initial public
offering                                              --        (48,400)
   Prepaid expenses                               (2,322)         4,086
   Accounts payable and accrued expenses          69,166         93,004
   Accrued interest                              (25,582)         3,562
   Deferred compensation                         (44,672)        56,501
                                             -----------    -----------
Net cash used in operating activities           (545,132)      (100,220)

INVESTING ACTIVITY
Purchases of equipment                           (24,212)       (23,642)
                                             -----------    -----------
Net cash used in investing activity              (24,212)       (23,642)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock     2,997,906             --
Proceeds from notes payable to stockholder            --        100,000
                                             -----------    -----------
Net cash provided by financing activities      2,997,906        100,000
                                             -----------    -----------

Net increase (decrease) in cash and cash
equivalents                                    2,428,562        (23,862)
Cash and cash equivalents at beginning of
period                                         3,583,757         25,580
                                             -----------    -----------
Cash and cash equivalents at end of period   $ 6,012,319    $     1,718
                                             ===========    ===========


See accompanying notes.

                                 ORAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Basis of Presentation

      Oragenics, Inc. (formerly known as Oragen, Inc.) (the Company) was incorporated in November 1996; however, operating activity did not commence until 1999. We are dedicated to developing technologies associated with oral health, broad spectrum antibiotics and general health benefits.

      The accompanying unaudited condensed financial statements as of and for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future period.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

                                 ORAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Presentation (continued)

      The following table illustrates the effects on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.


                                                 Three months ended March 31
                                                    2004           2003
                                                    ----           ----

     Net loss, as reported                    $  (537,440)    $  (211,442)

     Less: Effect of stock-based employee
     compensation expense included in
     reported net income                           (9,445)               -

     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards       (30,747)               -
                                                ---------------------------
     Pro forma net loss                       $  (577,632)    $  (211,442)
                                                ===========================

     Net loss per share:
     Basic and diluted --as reported           $      (.04)    $      (.02)
                                                ===========================
     Basic and diluted --pro forma             $      (.04)    $      (.02)
                                                ===========================


2.    Initial Public Offering

      On June 24, 2003, we completed an initial public offering of our common stock. The managing underwriter for our initial public offering was Haywood Securities, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement (File No. 333-100568) that was declared effective by the Securities and Exchange Commission on June 11, 2003. Under the registration statement, we registered 2,400,000 units at a price of $1.25 per unit. All 2,400,000 units were sold in the offering that provided gross proceeds of $3,000,000 and net proceeds to us of $2,282,612 after deducting $717,388 in commissions paid to the underwriter and other expenses incurred in connection with the offering.

                                 ORAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    Initial Public Offering (continued)

      Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant was exercisable on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. All Series A warrants were exercised on or prior to December 24, 2003 providing proceeds of $2,400,000. One whole Series B warrant was exercisable on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. As of March 31, 2004, 193,526 underwriter warrants were exercised providing proceeds to the Company of $241,908.

      Through March 31, 2004 we have applied a total of $1,912,800 in net proceeds from our initial public offering as follows:

      Reduction of notes payable and accrued interest thereon to directors and officers:
         Brian McAlister (Cornet Capital Corp.)                  $     179,757
         Robert Zahradnik                                               88,477
         Jeffrey Hillman                                                15,429
      Deferred compensation payable to officers                        189,302
      Patent expenses paid to University of Florida                    100,000
      Regulatory consulting fees                                       127,828
      Mutacin 1140 production research                                 206,730
      Pre-clinical research                                            439,380
      General and administration costs                                 517,185
      Purchase of computer and laboratory equipment                     48,712
                                                                   -----------
                                                                  $  1,912,800

      Other than normal and recurring compensation and payment on notes payable, there were no other payments, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock from the proceeds of this offering. Unexpended proceeds are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies.

3.    Net Loss Per Share

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

OVERVIEW

      We are a biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers. Our aim is to in-license and develop products through human proof-of-concept (Phase I or II) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. We have generated no revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement which has expired; none have been from sales.

      We are currently developing the following products, each of which addresses potential market opportunities:

o REPLACEMENT THERAPY is a single, painless topical treatment that has the potential to offer life-long protection from most tooth decay. We expect to initiate Phase I safety studies with this product during 2004.

o MUTACIN 1140 is a novel antibiotic with activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. We are currently in early preclinical stages of development for Mutacin 1140.

o "PROBIOTIC" TECHNOLOGY employs naturally occurring beneficial bacteria to promote oral and periodontal health. Such products may be marketed as "health supplements" with limited regulatory filings, offering the opportunity for near-term commercialization.

o "OTHER" TECHNOLOGIES include technologies that we may develop from our research and development activities or that we may license, including our recently licensed technology called in vivo induced antigen technology that enables the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants.

A more detailed discussion of each technology follows:

                               REPLACEMENT THERAPY
      Streptococcus mutans (S. mutans) is a strain of bacteria residing on everyone's teeth. The activity of this bacterium in converting sugar to lactic acid is the principal cause of tooth decay. Our Replacement Therapy employs a patented, genetically modified strain of S. mutans that does not produce this decay-producing acid. When applied to a person's teeth via a painless mouthwash, this organism will displace the resident acid-producing S. mutans providing potentially life-long protection against most dental decay. Replacement therapy is the result of 25 years of research by our founder, chairman and chief scientific officer, Jeffrey Hillman, DMD, PhD, a world-renowned molecular geneticist and expert on oral microbiology. Our plans are to initiate Phase I trials of this treatment during 2004.


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


                             "PROBIOTIC" TECHNOLOGY
Probiotics are live microorganisms that confer a health benefit to their host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures to improve vaginal and urinary tract health is an example of a common probiotic application. Our research suggests that probiotics can reduce the levels of "bad" bacteria that contribute to poor oral health. We have identified three natural strains of bacteria and have demonstrated in laboratory tests and animal studies the ability of these organisms to provide significant protection against the causative organisms of periodontal disease and tooth decay. We plan to initiate human studies of our probiotic treatment in 2004. Because probiotic treatments are not generally subject to regulatory oversight, we believe we may achieve commercialization of this product in certain markets within two years. Probiotics have been targeted at improving the digestive system for many years, and they have broad market acceptance for this use in Japan and growing market appeal in Europe and the United States. If successfully developed, our probiotic treatment will be one of the first probiotic products marketed for the maintenance of oral health.

                                OTHER TECHNOLOGY
      From time to time we may develop or license additional technologies that we believe would have significant market potential. For example, we recently licensed technology that will offer us the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer. This technology platform was developed by our founder, chairman and chief scientific officer, Jeffrey D. Hillman, and University of Florida scientists. It is called in vivo induced antigen technology (IVIAT). IVIAT can quickly and easily identify in vivo induced genes in human infections without the use of animal models, facilitating the discovery of new targets for the development of vaccines, antimicrobials and diagnostics. Dr. Hillman and his collaborators have further developed methods based on this approach to create Change Mediated Antigen Technology (CMAT). CMAT can be used to identify gene targets associated with the onset and progression of cancerous processes and autoimmune diseases. It can also be used to identify novel genes in plant diseases, including genes expressed by the pathogen when it causes the disease and genes expressed by the plant in response to the disease.

BUSINESS OBJECTIVES AND MILESTONES

      The specific goal of our business is to successfully develop, clinically test and obtain US Food and Drug Administration (FDA) approval for sales of products based on our licensed, patented technologies. Our present strategy involves undertaking the animal studies necessary for approval of an investigational new drug application for each technology. If successful, we will then undertake and complete Phase I human clinical trials. We intend at that point to consider a sublicense of each of our technologies to one or more pharmaceutical companies, who will be responsible for funding the completion of the Phase II and III clinical trials for the technologies, the cost of the new drug application, and for the manufacture and distribution of products based on our technologies. In order to accomplish these objectives, we must take the following actions:


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

3.    Complete one human study.

OTHER TECHNOLOGY

1. Complete research on tuberculosis targets as described in the National Institutes of Allergy and Infectious Diseases (NIAID) Grant.

2.    Begin program with CMAT on cancer targets.

      These actions, both individually and in the aggregate, are expected to be costly and will require additional capital to complete.


CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are more fully described in the Notes to Financial Statements that are contained in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. These accounting policies require us to make subjective judgments in determining estimates about the effect of matters that are inherently uncertain. Actual results could differ materially from these estimates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      We had no revenues in the three months ended March 31, 2004 and 2003. Our operating expenses increased 162% to $544,461 in the three months ended March 31, 2004 from $207,899 in the same period in 2003. Research and development expenses increased 146% to $262,295 in the three months ended March 31, 2004 from $106,826 in the same period in 2003, reflecting the increase in research staff from four to nine persons amounting to approximately $110,000, costs associated with regulatory and other research consultants amounting to approximately $31,000 and the increased consumption of laboratory supplies of approximately $12,500. General and administration expenses increased 179% to $282,166 in the three months ended March 31, 2004 from $101,073 in the same period in 2003, reflecting the full time hiring of our Chief Financial Officer which increased costs by approximately $25,000, incurrence of consulting fees of approximately $41,000 for investor and public relations and incurrence of professional fees and related costs predominantly associated with public entity filings of approximately $92,000.

      Interest income increased to $7,021 in the three months ended March 31, 2004 from $19 during the same period in 2003, reflecting the higher average cash balances maintained during the quarterly period in 2004 as a result of the funds available from our initial public offering ("IPO") and the subsequent exercise of common stock warrants associated with the IPO. We incurred no interest expense for the three months ended March 31, 2004 as compared to $3,562 during the same period in 2003 as a result of repaying all notes to shareholders in 2003.

      We incurred net losses of $537,440 and $211,442 during the three months ended March 31, 2004 and 2003, respectively. The increase in our net loss was principally caused by our hiring of personnel and increase in costs associated with supporting those employees, as well as the increase in fees to consultants to support our research efforts and our public company filings.

LIQUIDITY AND CAPITAL RESOURCES

      From inception through early June 2003, we financed our operations primarily through the issuance of common stock for $508,616, the issuance of notes payable to shareholders totaling $260,454 and a sponsored research agreement totaling $357,787. On June 24, 2003, we completed an initial public offering of our common stock that provided net proceeds to us of $2,282,612 after deducting $717,388 in commissions paid to the underwriter and other expenses incurred in connection with the offering. In addition, common stock warrants issued in connection with our initial public offering have provided additional proceeds of approximately $5,600,000 through March 31, 2004, of which $2,997,906 was received during the first quarter of 2004. We anticipate that total net proceeds of approximately $7,900,000 from our initial public offering and subsequent warrant exercises will be adequate to satisfy our operating expenses and capital requirements as planned through 2005.

      We had cash and cash equivalents of $6,012,319 at March 31, 2004 that are held in one financial institution and invested overnight in obligations of the
U. S. Government or its agencies.

      We lease our laboratory and office facilities, as well as certain equipment, under a 12-month cancelable operating lease with annual renewal options. We have also entered into an agreement to lease a newly constructed facility in Alachua, Florida for five years with occupancy expected to begin in August 2004. To date we have paid $13,193 as a security deposit and initial rent payment, as well as $17,380 for specialized building design costs. We estimate that our additional capital outlay for leasehold improvements and equipment will be approximately $275,000 that will be paid during the second and third quarters of 2004. The lease agreement requires monthly payments of $6,400, exclusive of utilities, insurance and real estate taxes.

      We expect to continue to incur substantial research and development expenses including continued increases in personnel and costs related to research, preclinical testing and clinical studies, as well as significant administrative costs associated with public filings. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and our ability to establish development, manufacturing and marketing arrangements. We intend to seek additional funding through sublicensing arrangements and through public or private financings, but there can be no assurance that additional financing will be available on acceptable terms or at all.

RISK FACTORS AFFECTING OUR BUSINESS

      Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward-looking statements. Each of the risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in us.

      Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "Oragenics," "Company," "we," "our," and "us" refer to Oragenics, Inc. The words "expect," "believe," "goal," "plan," "intend," "anticipate," "estimate," "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of Oragenics, our directors or our officers about Oragenics and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to develop and market our products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our ability to respond to and meet regulatory demands. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed below and elsewhere in this report and those set forth under "Risk Factors Affecting Our Business" in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting our ability to raise additional capital; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for licensing and/or strategic alliances; (iii) changes in the competitive marketplace that could affect our expected revenue and/or costs of product development; (iv) our rights to the use of intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; and (v) other factors including those identified in our filings from time to time with the SEC.

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

      We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $2,925,000 through March 31, 2004. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs. We expect to incur significant operating losses and negative cash flows over the next several years due to the costs of expanded research and development efforts and preclinical and clinical trials and hiring additional personnel. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We have limited capital resources and it is likely that we will require additional capital to meet our future capital requirements. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us. To the extent we are unable to raise additional capital and our operating losses continue, we will need to take actions to reduce our costs of operations, which may adversely impact future operations, employee morale, business relations and other aspects of our business. An increase in capital resulting from a capital raising transaction under adverse business circumstances could result in substantial dilution to existing holders of our common stock and adversely impact our stock price.

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

      The commercial success of our replacement therapy and mutacin 1140 licensed technologies that have been developed through biotechnology will depend in part on government and public acceptance of their production, distribution and use. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and around the world. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products produced with biotechnology are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of technologies developed through biotechnology such as ours could be delayed or impaired in certain geographical areas because of such factors. Products based on our technologies may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and other biotechnology companies. Market acceptance of products based on our technologies will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our technologies. If they do not, we may be unable to generate sufficient revenues from our technologies, which may cause us to have to cease operations.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS BEEN LOW.


      The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

      o     quarter-to-quarter variations in our operating results;
      o the results of testing, technological innovations, or new commercial products by us or our competitors;
      o     governmental regulations, rules, and orders;
      o general conditions in the healthcare, dentistry, or biotechnology industries;
      o     comments and/or earnings estimates by securities analysts;
      o developments concerning patents or other intellectual property rights;
      o     litigation or public concern about the safety of our products;
      o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
      o     additions or departures of key personnel;
      o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;
      o     potential litigation;
      o     adverse announcements by our competitors; and
      o the additional sale of common stock by us in a capital-raising transaction.

      Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering and through April 30, 2004, our stock price has fluctuated from a high of $4.50 to a low of $1.69 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of April 30, 2004, there were 14,318,380 shares of our common stock outstanding, with another 302,724 shares of common stock issuable upon exercise of our underwriter warrants and 740,000 shares issuable upon exercise of options issued or available for issuance under our stock option plans. The stock underlying these options has been registered for resale with the SEC. We currently have approximately 6,808,861 shares of our common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements. These shares are released from escrow periodically in three and six month increments and are subject to the limitations of the respective escrow agreements. Of these shares, 6,150,573 are held by principals of the Company, 449,955 are held by the University of Florida Research Foundation, Inc. and 208,333 are held by other non-principal shareholders.

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

CHANGES IN INTERNAL CONTROLS

      We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

      Note 2 of the Financial Statements included in Part I of this filing of Form 10-QSB as to use of proceeds during the quarterly period ended March 31, 2004 is hereby incorporated by reference.


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

(B)   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31, 2004

      On January 5, 2004, the Company filed a Form 8-K announcing that all Series A common stock warrants had been exercised at $2.00 per share providing total funds of $2,400,000. The Company also announced the hiring of MontRidge LLC as its investor relations consultant.

      On January 22, 2004, the Company filed a Form 8-K announcing that its common shares had been accepted for quotation on the OTC Bulletin Board under the symbol "OGEN."

      On February 2, 2004, the Company filed a Form 8-K announcing the hiring of Dr. Eric Chojnicki as Vice President of Product Development.

      On February 18, 2004, the Company filed a Form 8-K announcing that ground-breaking ceremonies were held for the construction of facilities in Alachua, Florida for the Company's new headquarters.

      On March 4, 2004, the Company filed a Form 8-K announcing that it had licensed novel technology for which a Phase I SBIR award had been granted by the National Institute of Allergy and Infectious Diseases.

      March 15, 2004, the Company filed a Form 8-K announcing that the Recombinant DNA Advisory Committee had unanimously recommended approval of the first human clinical study of the Company's Replacement Therapy technology.

      On March 29, 2004, the Company filed a Form 8-K announcing that 995,400 Series B common stock warrants had been exercised at $3.00 per share providing total funds of $2,986,200 and the remaining 204,600 warrants had expired unexercised.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2004.


                              ORAGENICS, INC.
                              BY: /s/ Mento A. Soponis
                                  -------------------------------
                                  Mento A. Soponis, President and
                                  Principal Executive Officer

                              BY: /s/ Paul A. Hassie
                                  -------------------------------
                                  Paul A. Hassie, Secretary,
                                  Treasurer, Principal Accounting Officer
                                  and Principal Financial Officer