Form 10QSB
period 2004-06-30
ORAGENICS INC
filed 2004-08-11
CIK 1174940

================================================================================

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

         OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to __________

                        COMMISSION FILE NUMBER: 000-50614


                                 ORAGENICS, INC.
        (Exact name of small business issuer as specified in its charter)


                 FLORIDA                               59-3410522
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


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

As of August 9, 2004, there were 14,323,380 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

================================================================================

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2004 (unaudited) and
            December 31, 2003                                                 3

            Statements of Operations for the Three and Six Months ended
            June 30, 2004 and 2003 (unaudited)                                4

            Statements of Cash Flows for the Six Months ended June 30,
            2004 and 2003 (unaudited)                                         5

            Notes to Financial Statements (unaudited)                         6

Item 2.     Management's Discussion and Analysis or Plan of Operation         9

Item 3.     Controls and Procedures                                           24


PART II - OTHER INFORMATION

 Item 2.    Changes in Securities and Small Business Issuer Purchases of
            Equity Securities                                                25

 Item 4.    Submission of Matters to a Vote of Security Holders              25

 Item 6.    Exhibits and Reports on Form 8-K                                 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ORAGENICS, INC.

                                 BALANCE SHEETS
                                 (IN US DOLLARS)

                                                         June 30,       December 31,
                                                           2004             2003
                                                       -----------      -----------
                                                       (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                              $ 5,146,253      $ 3,583,757
Prepaid expenses and other current assets                  148,218           24,637
                                                       -----------      -----------
Total current assets                                     5,294,471        3,608,394

Equipment, net                                              75,021           42,371
                                                       -----------      -----------
     Total assets                                      $ 5,369,492      $ 3,650,765
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                  $   211,675      $   140,614
Accrued interest                                                --           25,582
Deferred compensation                                           --           44,672
                                                       -----------      -----------
Total current liabilities                                  211,675          210,868

Stockholders' equity:
Preferred stock, no par value; 20,000,000 shares
     authorized; none issued and outstanding at
     June 30, 2004 and December 31, 2003                        --               --

Common stock, $0.001 par value; 100,000,000 shares
     authorized; 14,323,380 and 13,296,204 shares
     issued and outstanding at June 30, 2004 and
     December 31, 2003, respectively                        14,323           13,296
Additional paid in capital                               8,742,692        5,820,697
Accumulated deficit                                     (3,599,198)      (2,394,096)
                                                       -----------      -----------
Total stockholders' equity                               5,157,817        3,439,897
                                                       -----------      -----------
     Total liabilities and stockholders' equity        $ 5,369,492      $ 3,650,765
                                                       ===========      ===========

See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN US DOLLARS)

                                                    Three months ended                Six months ended
                                                         June 30                           June 30
                                             -----------------------------     -----------------------------
                                                 2004             2003             2004             2003
                                             ------------     ------------     ------------     ------------
Revenue                                      $     44,235     $         --     $     44,235     $         --

Operating expenses:
 Research and development                         418,384          283,764          680,679          390,590
 General and administration                       304,818          148,676          586,983          249,749
                                             ------------     ------------     ------------     ------------
Total operating expenses                          723,202          432,440        1,267,662          640,339
                                             ------------     ------------     ------------     ------------

Loss from operations                             (678,967)        (432,440)      (1,223,427)        (640,339)

Other income (expense):
 Interest income                                   11,305              457           18,325              476
 Interest expense                                      --           (5,336)              --           (8,898)
                                             ------------     ------------     ------------     ------------
Total other income (expense), net                  11,305           (4,879)          18,325           (8,422)
                                             ------------     ------------     ------------     ------------

Net loss                                     $   (667,662)    $   (437,319)    $ (1,205,102)    $   (648,761)
                                             ============     ============     ============     ============


Basic and diluted net loss per share         $      (0.05)    $      (0.05)    $      (0.09)    $      (0.07)
                                             ============     ============     ============     ============
Shares used to compute basic and diluted
  net loss per share                           14,318,407        9,590,539       13,865,983        9,508,577
                                             ============     ============     ============     ============


See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN US DOLLARS)


                                                      SIX MONTHS ENDED JUNE 30
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,205,102)   $  (648,761)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation                                           10,375          5,073
   Stock-based compensation expense (credit)             (27,277)        56,063
   Changes in operating assets and liabilities:
     Costs associated with initial public offering            --        271,937
     Prepaid expenses and other current assets          (123,581)       (36,150)
     Accounts payable and accrued expenses                71,061        (51,592)
     Accrued interest                                    (25,582)         4,141
     Deferred compensation                               (44,672)       (12,499)
                                                     -----------    -----------
Net cash used in operating activities                 (1,344,778)      (411,788)

INVESTING ACTIVITY
Purchases of equipment                                   (43,025)       (25,745)
                                                     -----------    -----------
Net cash used in investing activity                      (43,025)       (25,745)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock             2,950,299      2,280,383
Proceeds from notes payable to stockholder                    --        175,000
Payments of notes payable to stockholder                      --       (175,000)
                                                     -----------    -----------
Net cash provided by financing activities              2,950,299      2,280,383
                                                     -----------    -----------

Net increase in cash and cash equivalents              1,562,496      1,842,850
Cash and cash equivalents at beginning of period       3,583,757         25,580
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 5,146,253    $ 1,868,430
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

         The accompanying unaudited condensed financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future period.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 that are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

                                                  Three months ended                Six months ended
                                                        June 30                          June 30
                                              ---------------------------     ---------------------------
                                                  2004           2003            2004             2003
                                              -----------     -----------     -----------     -----------
    Net loss, as reported                     $  (667,662)    $  (437,319)    $(1,205,102)    $  (648,761)

    Effect of stock-based employee
    compensation expense (credit)
    included in reported net income               (17,832)         56,063         (27,277)         56,063

    Total stock-based employee
    compensation expense determined under
    fair value based method for all awards        (32,835)         (1,950)        (61,845)         (3,900)
                                              -----------     -----------     -----------     -----------
    Pro forma net loss                        $  (718,329)    $  (383,306)    $(1,294,224)    $   596,598
                                              ===========     ===========     ===========     ===========

    Net loss per share:
    Basic and diluted--as reported            $     (0.05)    $     (0.05)    $     (0.09)    $     (0.07)
                                              ===========     ===========     ===========     ===========
    Basic and diluted--pro forma              $     (0.05)    $     (0.04)    $     (0.09)    $     (0.06)
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

                                 ORAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       Initial Public Offering (continued)

         Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant was exercisable on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. All Series A warrants were exercised on or prior to December 24, 2003 providing proceeds of $2,400,000. One whole Series B warrant was exercisable on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. As of June 30, 2004, 202,276 underwriter warrants were exercised providing proceeds to the Company of $252,845.


         Through June 30, 2004 we have applied a total of $2,767,565 in net proceeds from our initial public offering as follows:

         Reduction of notes payable and accrued interest thereon
           to directors and officers:
              Brian McAlister (Cornet Capital Corp.)           $   179,757
              Robert Zahradnik                                      88,477
              Jeffrey Hillman                                       15,429
         Deferred compensation payable to officers                 189,302
         Patent expenses paid to University of Florida             100,000
         Regulatory consulting fees                                150,873
         Mutacin 1140 production research                          280,883
         Pre-clinical research                                     772,761
         General and administration costs                          922,558
         Purchase of computer and laboratory equipment              67,525
                                                               -----------
                                                               $ 2,767,565
                                                               ===========

         Other than normal and recurring compensation and payment on notes payable, there were no other payments, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock from the proceeds of this offering. Unexpended proceeds are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies. Management believes that the Company has used, and continues to use, the net proceeds from the offering consistent with its business strategy described in the Form SB-2 registration statement.

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

OVERVIEW

         We are a biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers. Our aim is to in-license and develop products through human proof-of-concept (Phase I or II) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. We have generated limited, non-recurring revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement which has expired and a Small Business Innovation Research (SBIR) grant in 2004. We currently generate no revenue from any of the products we are seeking to develop.

         Our strategy continues to be to develop and sublicense our current technologies and license new technologies in our fields of expertise. We are continuing with our efforts to begin clinical trials later this year on our replacement therapy product and are working to develop a methodology for large scale production of Mutacin 1140. Consistent with our strategy, in August 2003 our researchers developed a probiotic technology stemming from our research on our replacement therapy technology. We believe our probiotic technology appears to present a significant opportunity for near-term revenues and we have decided to patent this technology and move forward with a strategy for product development. Our current development plans for our probiotic technology during the next year include incurring costs of approximately $1.75 million for contract manufacturing and clinical research. We expect this will position us to be able to sublicense our probiotic technology for commercial development in Asia and Europe, generating sublicense fees and product royalties which we currently expect to occur in 2005.

         In March 2004, we licensed novel technologies for the rapid identification of potential therapeutic, vaccine or diagnostic targets implicated in the onset and progression of disease from iviGene Corporation. iviGene is a company that maintains common ownership with us in that three officers and directors of Oragenics are shareholders of iviGene. Under this license, we will receive exclusive worldwide rights to these technologies, referred to IVIAT and CMAT, in the areas of cancer and tuberculosis, as well as agricultural and other non-human applications. We made no payment for this license, but we will pay iviGene royalties on revenues generated from sub-license fees, milestone payments and royalties from others for products created from the IVIAT or CMAT technologies. In connection with this license, we received a Phase I SBIR award totaling $100,000 that was granted by the National Institute of Allergy and Infectious Diseases (NIAID) through August 31, 2004. As of June 30, 2004, the Company expended approximately $44,000 subject to the grant, of which $25,000 had been received as reimbursement under the grant. No royalties will be due iviGene on the receipt of funds from this grant, however, under the terms of the agreement we are committed to expend a minimum of $100,000 in 2004 and $200,000 per year thereafter in order to maintain our license.

     We currently have the following products in various stages of development:

     o REPLACEMENT THERAPY is a single, painless topical treatment that has the potential to offer life-long protection from most tooth decay. Subject to FDA approval of our amended investigational new drug application, we expect to initiate Phase I clinical safety trials with this product in 2004.

     o MUTACIN 1140 is a novel antibiotic with activity against essentially all Gram-positive bacteria including multidrug resistant Staphylococcus aureus and Enterococcus faecalis. Mutacin 1140 has a number of other characteristics that suggest its potential use in the treatment of a variety of infectious diseases. In particular, researchers have not succeeded to date in demonstrating bacterial resistance to this antibiotic. We are currently in the preclinical stage of development and have not filed an investigational new drug application for Mutacin 1140.

     o ORAL PROBIOTIC TECHNOLOGY employs naturally occurring beneficial bacteria to promote dental and periodontal health. Probiotics are widely employed in Asia and Europe, and acceptance in the United States is growing. Such products may be marketed as "health supplements" without the need for extensive regulatory filings, offering the opportunity for near-term commercialization. We plan to conduct an extensive safety study and negotiate arrangements with manufacturing and marketing partners for our probiotic technology within the next year.

     o IVIAT AND CMAT are related platform technologies that we have recently licensed from iviGene Corp. IVIAT, which stands for In Vivo Induced Antigen Technology, provides a simple, fast and sensitive method for identification of novel and potentially important new targets for use in the diagnosis and prevention of infectious diseases. CMAT, which stands for Change Mediated Antigen Technology, identifies novel and potentially important targets for diagnosis and treatment of cancers and other diseases in humans and other living organisms, including plants. There is no anticipation for making any regulatory filings with regards to IVIAT or CMAT in the near future.

BUSINESS OBJECTIVES AND MILESTONES

         The specific goal of our business is to successfully develop, clinically test and obtain US Food and Drug Administration (FDA) approval for sales of products based on our licensed, patented technologies. Our present strategy involves undertaking the animal studies necessary for regulatory approval for each technology. If successful, we will then be in a position to undertake Phase I human clinical trials relating to safety. We intend at that point to consider a sublicense of each of our technologies to one or more pharmaceutical companies, who will be responsible for funding the completion of the Phase II and III clinical trials relating to efficacy for the technologies, the cost of the new drug application, and for the manufacture and distribution of products based on our technologies. In order to accomplish these objectives with respect to each of our product development efforts, we must take the following actions:

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

IVIAT AND CMAT

     1. Complete research on tuberculosis targets as described in the National Institutes of Allergy and Infectious Diseases (NIAID) Grant.

     2.   Begin program with CMAT on cancer targets.

         These actions, both individually and in the aggregate, are expected to be costly and will require additional capital, beyond what is currently available, to complete.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

         We had revenues of $44,235 associated with an SBIR grant in the three months ended June 30, 2004 and no revenues during the same period in 2003. Our operating expenses increased 67% to $723,202 in the three months ended June 30, 2004 from $432,440 in the same period in 2003. Research and development expenses increased 47% to $418,384 in the three months ended June 30, 2004 from $283,764 in the same period in 2003, reflecting the increase in research staff from four to ten persons amounting to approximately $60,000, the recruiting and hiring of a product development executive as well as increase in salary for the chief scientific officer amounting to approximately $85,000, costs associated with developing the probiotic technology of approximately $25,000 and the increased consumption of laboratory supplies of approximately $14,000, less a reduction in expenses in connection with compensation expense for options approximating $26,000 caused by a lower stock price in 2004 and lower patent costs approximating $33,000 in 2004 resulting from a one-time charge of $100,000 in 2003. General and administration expenses increased 105% to $304,818 in the three months ended June 30, 2004 from $148,676 in the same period in 2003, reflecting the full time hiring of our Chief Financial Officer which increased costs by approximately $27,000, the hiring of an accounting manager resulting in increased costs of approximately $5,000, a one-time charge of $65,000 for listing on the American Stock Exchange, incurrence of consulting fees of approximately $40,000 for investor, public relations and financial consulting, increased costs for travel of approximately $35,000 associated with business trips to Europe and Asia, and the incurrence of professional fees and related costs predominantly associated with public entity filings of approximately $25,000, less a reduction in expenses in connection with the compensation expense for options approximating $48,000 caused by a lower stock price in 2004.

         Interest income increased to $11,305 in the three months ended June 30, 2004 from $457 during the same period in 2003, reflecting the higher average cash balances maintained during the quarterly period in 2004 as a result of the funds available from our initial public offering ("IPO") and the subsequent exercise of common stock warrants associated with the IPO. We incurred no interest expense for the three months ended June 30, 2004 as compared to $5,336 during the same period in 2003 as a result of repaying all notes to shareholders in December 2003.

         We incurred net losses of $667,662 and $437,319 during the three months ended June 30, 2004 and 2003, respectively. The increase in our net loss was principally caused by our hiring of additional personnel and increase in costs associated with supporting those employees, as well as the increase in fees to consultants to support our research efforts and our public company listings and filings.


SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         We had revenues of $44,235 associated with an SBIR grant in the six months ended June 30, 2004 and no revenues during the same period in 2003. Our operating expenses increased 98% to $1,267,662 in the six months ended June 30, 2004 from $640,339 in the same period in 2003. Research and development expenses increased 74% to $680,679 in the six months ended June 30, 2004 from $390,590 in the same period in 2003, reflecting the increase in research staff from four to ten persons amounting to approximately $120,000, the recruiting and hiring of a product development executive as well as increase in salary to the chief scientific officer amounting to approximately $145,000, costs associated with developing the replacement therapy and probiotic technologies of approximately $45,000 and the increased consumption of laboratory supplies of approximately $25,000, increase in laboratory space costing approximately $10,000, less a reduction in expenses in connection with compensation expense for options approximating $32,000 caused by a lower stock price in 2004 and lower patent costs approximating $42,000 in 2004 resulting from a one-time charge of $100,000 in 2003. General and administration expenses increased 135% to $586,983 in the six months ended June 30, 2004 from $249,749 in the same period in 2003, reflecting the full time hiring of our Chief Financial Officer which increased costs by approximately $58,000, a one-time charge of $65,000 for listing on the American Stock Exchange, incurrence of consulting fees of approximately $75,000 for investor, public relations and financial consulting, increased costs for travel of approximately $42,000 associated with business trips to Europe and Asia, and the incurrence of professional fees and related costs predominantly associated with public entity filings of approximately $110,000, less a reduction in expenses in connection with the compensation expense for options approximating $51,000 caused by a lower stock price in 2004.

         Interest income increased to $18,325 in the six months ended June 30, 2004 from $476 during the same period in 2003, reflecting the higher average cash balances maintained during the six month period ended June 30, 2004 as a result of the funds available from our initial public offering ("IPO") and the subsequent exercise of common stock warrants associated with the IPO. We incurred no interest expense for the six months ended June 30, 2004 as compared to $8,898 during the same period in 2003 as a result of repaying all notes to shareholders in December 2003.

         We incurred net losses of $1,205,102 and $648,761 during the six months ended June 30, 2004 and 2003, respectively. The increase in our net loss was principally caused by our hiring of additional personnel and increase in costs associated with supporting those employees, as well as the increase in fees to consultants to support our research efforts and our public company listings and filings.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through early June 2003, we financed our operations primarily through the issuance of common stock for $508,616, the issuance of notes payable to shareholders totaling $260,454 and a sponsored research agreement totaling $357,787. On June 24, 2003, we completed an initial public offering of our common stock that provided net proceeds to us of $2,282,612 after deducting $717,388 in commissions paid to the underwriter and other expenses incurred in connection with the offering. In addition, common stock warrants issued in connection with our initial public offering have provided additional proceeds of approximately $5,600,000 through June 30, 2004, of which approximately $3,009,000 was received in 2004. Through June 30, 2004 we have used $2,767,565 in net proceeds from our initial public offering to repay certain indebtedness and pay expenses for research, development and general corporate purposes.

         We have invested the remainder of the proceeds and at June 30, 2004 we had cash and cash equivalents of $5,146,253 that are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies. We anticipate that this cash will be adequate to satisfy our anticipated operating expenses and capital requirements as currently planned through 2005.

         We lease our laboratory and office facilities, as well as certain equipment, under a 12-month cancelable operating lease with annual renewal options. We have also entered into an agreement to lease a newly constructed facility in Alachua, Florida for five years with occupancy expected to begin in September 2004. To date we have paid $13,193 as a security deposit and initial rent payment, as well as $34,208 for specialized building design costs. We estimate that our additional capital outlay for leasehold improvements and equipment will be approximately $275,000 that will be paid during the second half of 2004. The lease agreement requires monthly payments of $6,400, exclusive of utilities, insurance and real estate taxes.

         We expect to continue to incur substantial research and development expenses including continued increases in personnel and costs related to research, preclinical testing and clinical studies, as well as significant administrative costs associated with public filings. We are currently interviewing candidates for executive level positions for regulatory affairs and business development and expect such hires to be complete before the end of 2004. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, our ability to establish development, manufacturing and marketing arrangements and our ability to generate revenue. We intend to seek additional funding through sublicensing arrangements, government grants and through public or private financings, but there can be no assurance that additional financing will be available to us on acceptable terms, or at all. Any such financings may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs and forego future development opportunities.


RISK FACTORS AFFECTING OUR BUSINESS

         Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward-looking statements. Each of the risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in us.

WE HAVE EXPERIENCED A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES. WE HAVE GENERATED EXTREMELY LIMITED REVENUE FROM OUR OPERATIONS, AND NO REVENUE FROM SALES. THEREFORE, WE MUST CONTINUE TO RAISE MONEY FROM INVESTORS AND SEEK PARTNERS WITH WHOM TO COLLABORATE OUR RESEARCH AND DEVELOPMENT EFFORTS SO AS TO FUND OUR OPERATIONS. IF WE ARE UNABLE TO FUND OUR OPERATIONS, WE MAY CEASE DOING BUSINESS.
         We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $3,593,000 through June 30, 2004. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs. We expect to incur significant operating losses and negative cash flows over the next several years due to the costs of expanded research and development efforts and preclinical and clinical trials and hiring additional personnel. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We have limited capital resources and it is likely that we will require additional capital to meet our future capital requirements. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us. To the extent we are unable to raise additional capital and our operating losses continue, we will need to take actions to reduce our costs of operations, which may adversely impact future operations, employee morale, business relations and other aspects of our business. An increase in capital resulting from a capital raising transaction under adverse business circumstances could result in substantial dilution to existing holders of our common stock and adversely impact our stock price.

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

         All of our product candidates are in the preliminary development state. Although we have current data which indicates the promise of the concept of our replacement therapy and Mutacin 1140 technologies, we can offer you no assurance that the technologies will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate revenues from our operations, and we will have to cease operations. The science on which our replacement therapy and Mutacin 1140 technologies are based may also fail due to flaws or inaccuracies on which the data are based, or because the data is totally or partially incorrect, or not predictive of future results. If our science proves to be flawed, incorrect or otherwise fails, we will not be able to create a marketable product or generate revenues and we will have to cease operations.

THE SUCCESS OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES IS UNCERTAIN. IF THEY DO NOT SUCCEED, WE WILL BE UNABLE TO GENERATE REVENUES FROM OUR OPERATIONS AND WE WILL HAVE TO CEASE DOING BUSINESS.

         We intend to continue with research and development of our technologies for the purpose of obtaining regulatory approval to produce and market them. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If research and development requires more funding than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available on favorable terms. Additional financings could result in substantial dilution to existing shareholders. We anticipate that we will remain engaged in research and development for a considerable period of time and there can be no assurance that we will be able to generate adequate revenue from our operations.

IT IS POSSIBLE THAT OUR REPLACEMENT THERAPY TECHNOLOGY WILL BE LESS EFFECTIVE IN HUMANS THAN IT HAS BEEN SHOWN TO BE IN ANIMALS. IT IS POSSIBLE OUR MUTACIN 1140 TECHNOLOGY WILL BE SHOWN TO BE INEFFECTIVE OR HARMFUL IN HUMANS. IF EITHER OF THESE TECHNOLOGIES ARE SHOWN TO BE INEFFECTIVE OR HARMFUL IN HUMANS, WE WILL BE UNABLE TO GENERATE REVENUES FROM THEM, AND WE MAY HAVE TO CEASE OPERATIONS.

         To date the testing of our replacement therapy technology has been undertaken solely in animals. Those studies have proven our genetically altered strain of Streptococcus mutans (S. mutans) to be effective in preventing tooth decay. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our replacement therapy technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of our antibiotic substance, Mutacin 1140, has been undertaken solely in the laboratory. We have not yet conducted animal or human studies of Mutacin 1140. It is possible that when we conduct these studies, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from either technology, we may have to cease operations.

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

         The University of Florida Research Foundation, Inc. may terminate our licenses in respect of our replacement therapy technology and our Mutacin 1140 technology if we breach our obligations to timely pay monies to it, submit development reports to it or commit any other breach of the covenants contained in the license agreement. There is no assurance that we will be able to comply with these conditions. If we cannot, and if our license is terminated, our investment in development of our replacement therapy technology and Mutacin 1140 technologies will become valueless and we may have to cease operations. IF

CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the technologies we are developing must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

         Delays in or rejection of FDA or other government entity approval of our technologies may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. In the U.S. more stringent FDA oversight in product clearance and enforcement activities could result in our experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market products based on our licensed, patented technologies for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive FDA export approval to export our products based on licensed, patented technologies in the future, and countries to which products are to be exported may not approve them for import.

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

         From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our technologies. It is possible that the FDA will issue additional regulations further restricting the sale of our proposed products. Any change in legislation or regulations that govern the review and approval process relating to our technologies could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute such products if approved.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS BEEN LOW.

         Although we began trading on the American Stock Exchange under the symbol ONI in May 2004, the trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

          o release of escrow or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

          o    potential litigation;

          o    adverse announcements by our competitors; and

          o the additional sale of common stock by us in a capital-raising transaction.

         Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market generally has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering and through August 9, 2004, our stock price has fluctuated from a high of $4.50 to a low of $1.69 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 9, 2004, there were 14,323,380 shares of our common stock outstanding, with another 297,724 shares of common stock issuable upon exercise of our underwriter warrants and 720,000 shares issuable upon exercise of options issued and 780,000 available for issuance under our stock option plans. The stock underlying these options has been registered for resale with the SEC except for the unexercised warrants whereby registration is pending the filing of a Post Effective Amendment on Form 3. We currently have approximately 5,384,589 shares of our common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements. These shares are released from escrow periodically in three and six month increments and are subject to the limitations of the respective escrow agreements. Of these shares, 4,920,458 are held by principals of the Company, 359,964 are held by the University of Florida Research Foundation, Inc. and 104,167 are held by other non-principal shareholders. During the next quarter the remaining 104,167 shares held by non-principal shareholders will be released from escrow. Upon the release of these shares they will eligible for resale without restriction. On December 24, 2004, approximately 1,230,115 shares held by principals (including a former director) will be released from escrow as well as 89,991 shares held by the University of Florida. The University of Florida shares will be eligible for resale without restriction and the shares held by the principals (excluding the former director) will be subject to Rule 144 for resales.

WE MAY BE UNABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE AND/OR THE TSX VENTURE EXCHANGE TIER 2 THAT, IN EACH CASE, WOULD MAKE IT MORE DIFFICULT FOR SHAREHOLDERS TO DISPOSE OF THEIR COMMON STOCK.

         Our common stock is listed on the American Stock Exchange and the TSX Venture Exchange Tier 2 in Canada. We cannot guarantee that it will always be listed. The American Stock Exchange and the TSX Venture Exchange Tier 2 rules for continual listing include minimum market capitalization and other requirements, which we may not meet in the future, particularly if the price of our common stock declines.

         If our common stock is delisted from the American Stock Exchange or the TSX Venture Exchange Tier 2, trading in our common stock would be conducted, if at all, on the NEX Board of the TSX Venture Exchange in Canada and on the NASD's OTC Bulletin Board in the United States. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock.

WE MUST MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION STATEMENT IN ORDER FOR OUR OUTSTANDING WARRANTS TO BE EXERCISED BY THEIR HOLDERS.

         We must maintain an effective registration statement on file with the Securities and Exchange Commission before the holder of any of our warrants may be redeemed or exercised. We anticipate that we may need to meet state registration requirements for sales of securities in states where an exemption from registration is not otherwise available. There are currently 297,724 shares of common stock issuable upon exercise of our underwriter warrants at $1.25 per share. Shares acquired upon the exercise of these warrants will be restricted. Resales of such shares will require us to have a post effective amendment to our registration statement on Form SB-2 filed and declared effective by the US Securities and Exchange Commission. It is possible that we may be unable to cause an amendment to our registration statement covering the common stock underlying the warrants to be effective. The warrants may expire unexercised, which would result in the holders losing all the value of their investment in the warrants. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of common stock upon redemption or exercise of the warrants. If we are unable to maintain an effective registration for the resale of common stock acquired upon exercise of the warrants, we may be subject to claims by the warrant holders.


FORWARD-LOOKING STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "Oragenics," "Company," "we," "our," and "us" refer to Oragenics, Inc. The words "expect," "believe," "goal," "plan," "intend," "anticipate," "estimate," "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of Oragenics, our directors or our officers about Oragenics and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to develop and market our products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our ability to respond to and meet regulatory demands; and (vi) our expectation with respect to generating near-term revenue from our probiotic technology. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed above and elsewhere in this report and those set forth under "Risk Factors Affecting Our Business" in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting our ability to raise additional capital; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for licensing and/or strategic alliances; (iii) changes in the competitive marketplace that could affect our expected revenue and/or costs of product development; (iv) our rights to the use of intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; (v) our inability to successfully partner with manufacturers and distributors with respect to our probiotic technology; and (vi) other factors including those identified in our filings from time to time with the SEC.

ITEM 3.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         We have established and are currently maintaining disclosure controls and procedures for our company designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

         We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     a.   None
     b.   None
     c.   None
     d. Note 2 of the Financial Statements included in Part I of this filing of Form 10-QSB as to use of proceeds through June 30, 2004 is hereby incorporated by reference.
     e.   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 25, 2004 our stockholders:

(a) Elected each of the following five nominees as directors, each to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

              NOMINEE                           FOR         WITHHELD
              ------------------------------------------------------
              Jeffrey D. Hillman             7,964,504       1,000
              Chuck Soponis                  7,964,504       1,000
              Robert T. Zahradnik            7,964,504       1,000
              Brian Anderson                 7,964,504       1,000
              David J. Gury                  7,965,504          --

(b) Approved an amendment of the Company's 2002 Stock Option Plan by the votes indicated:

                  FOR                         AGAINST       ABSTAIN
                  --------------------------------------------------
                  6,268,688                    15,600        1,500

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS       ITEM DESCRIPTION

       10.1 Memorandum of Agreement - License agreement between iviGene Corporation and Oragenics, Inc.

       10.2 Amendment No. 1 to 2002 Stock Option and Incentive Plan (incorporated by reference to Appendix E of the Company's proxy statement filed on April 22, 2004).

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

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED JUNE 30, 2004

         On May 14, 2004, the Company filed a Form 8-K announcing that its common stock had been approved for listing on the American Stock Exchange under the trading symbol "ONI."


********************************************************************************

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2004.


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