Form 10KSB
period 2004-12-31
ORAGENICS INC
filed 2005-03-14
CIK 1174940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to ______________

                        Commission file number 000-50614

                                 ORAGENICS, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                                         59-3410522
----------------------------------------                   -------------------
     (State or Other Jurisdiction of                          (IRS Employer
      Incorporation or Organization)                       Identification No.)

  13700 PROGESS BLVD., ALACHUA, FLORIDA                            32615
----------------------------------------                   -------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (386) 418-4018
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                     Common stock, par value $.001 per share

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      The revenues of registrant for the fiscal year ended December 31, 2004 were $196,210.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 4, 2005 was approximately $15,692,932 based upon a last sales price of $2.38 as reported by the American Stock Exchange.

      As of March 4, 2005 there were 14,597,224 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB Report except with respect to information specifically incorporated by reference in this Form 10-KSB Report, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

     Transitional Small Business Disclosure Format (check one):
                                                                Yes ___   No _X_

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE

Item 1.   Description of Business..........................................  3

Item 2.   Description of Property...........................................16

Item 3.   Legal Proceedings.................................................17

Item 4.   Submission of Matters to a Vote of Security Holders...............17

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........18

Item 6.   Management's Discussion and Analysis or Plan of Operation.........21

Item 7.   Financial Statements..............................................37

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................37

Item 8A   Controls and Procedures...........................................37

Item 8B   Other Information.................................................37

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant................38

Item 10.  Executive Compensation............................................38

Item 11.  Security Ownership of Certain Beneficial Owners and Management....38

Item 12.  Certain Relationships and Related Transactions....................38

Item 13.  Exhibits and Reports on Form 8-K..................................39

Item 14.  Principal Accountant Fees and Services............................39

Signatures..................................................................57

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

         This description contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein and elsewhere in this Form 10-KSB. We assume no obligation to update any forward-looking statements contained herein.

OVERVIEW

         We are an early-stage biotechnology company focused on the acquisition and development of novel technologies and products to address significant, unmet medical needs. Our strategy is to in-license and to develop products through human proof-of-concept studies (Phase I and II clinical trials of the U.S. Food and Drug Administration's regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Our most advanced product, which we refer to as replacement therapy, is a one-time topical treatment to prevent tooth decay. The FDA has approved our Investigational New Drug application ("IND") for replacement therapy and we plan to begin Phase I trials in 2005.

         Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and Small Business Innovation Research ("SBIR") grants which have expired. We have not generated revenues from sales of products.

         We are currently developing several products, each of which addresses large market opportunities:

      o REPLACEMENT THERAPY is a single, painless, one-time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). Replacement therapy refers to a process which permanently replaces bacteria normally present in the mouth which are strongly associated with tooth decay with a genetically altered strain of bacteria that has been modified so that it no longer contributes to the disease. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. Replacement therapy permanently replaces resident acid-producing Streptococcus mutans with a patented, genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We plan to begin Phase I clinical trials in early 2005 and partner with a major healthcare products or pharmaceutical company prior to initiating later stages of clinical testing.

      o PROBIOTICS are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. We are developing a formulation and method of delivery of these beneficial bacteria that we plan to commercialize as a dental care probiotic. Because probiotic treatments may be marketed as "health supplements" without the need for extensive regulatory oversight, we believe that we may achieve commercialization of our probiotic product in certain markets in 2006. If successfully developed, our oral probiotic product will be one of the first probiotics to be marketed for the maintenance of oral health.

      o MUTACIN 1140 is a highly potent bactericidal peptide produced by Streptococcus mutans. This proprietary peptide was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. We currently plan to begin animal studies in 2005.

      o IVIAT AND CMAT are technologies we licensed from iviGene Corporation (a company related to us by common ownership). These technologies enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. This licensed technology offers us the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and tuberculosis, as well as agricultural and other non-human uses.

            We were founded in 1996, became operational in 1999 and currently employ 18 full-time employees. Our registered office is located at 4730 S.W. 103rd Way, Gainesville, Florida 32608, and our headquarters are located at 13700 Progress Boulevard, Alachua, Florida 32615.

OUR BUSINESS STRATEGY

         Our strategy is to develop novel technologies through human proof-of-concept studies (Phase I or II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider sublicensing our licensed, patented technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration's ("FDA") approval process, and manufacturing and marketing our products. We plan to structure our agreements with strategic partners sublicensing our technology to include an upfront licensing fee upon execution of the agreement, milestone payments upon achievement of specific product development goals and royalties from product sales.

         In pursuing this strategy, we expect to avoid the high cost of later stage clinical trials and generate revenues in the form of license fees from our technologies sooner than if we were to complete the lengthy FDA approval-process ourselves. Once one or more of our technologies are successfully licensed, we plan to license additional promising technologies within our field of expertise from leading academic institutions and other biotechnology companies. There can be no assurance that we will be able to enter into such sublicenses.

OUR TECHNOLOGIES

REPLACEMENT THERAPY

         Dental caries (tooth decay) is a worldwide epidemic that affects the majority of populations in industrialized and developing countries. According to the World Health Organization, tooth decay is the most prevalent infectious disease, affecting approximately 5 billion people. Much of the tooth decay in low-income countries remains untreated until the teeth are extracted.

         Tooth decay is characterized by the dissolution of enamel and dentin which eventually results in the destruction of the entire tooth. The immediate cause of tooth decay is organic acid produced by microorganisms on the tooth surface. Studies suggest that of the 400 to 500 microbial species in the mouth, Streptococcus mutans, a common bacterium found in virtually all humans, is the principal causative agent in the development of tooth decay. Residing within dental plaque, Streptococcus mutans derives its energy from carbohydrate metabolism as it converts dietary sugar to lactic acid which, in turn, erodes the tooth enamel.

         Our replacement therapy technology employs a genetically modified strain of Streptococcus mutans that does not produce lactic acid. When applied to the teeth, this non acid-producing organism displaces and permanently replaces the indigenous acid-producing strains of Streptococcus mutans, thereby potentially providing lifelong protection against most forms of tooth decay.

         Replacement therapy is suitable for use by the general population. The ideal application would be to treat infants at the onset of tooth eruption when initial bacterial colonization of the tooth surfaces is occurring. Replacement therapy requires only a single 5-minute application. Applied topically to the teeth with a swab, the therapy can be administered by dentists to patients during routine office visits.

         We submitted an IND for replacement therapy to the FDA in 1998 seeking permission to begin Phase I clinical trials. In March 2003, we submitted a new IND. In November 2004, the FDA approved our clinical design and protocol for the Phase I clinical trial. In March 2005, we initiated enrollment in the clinical trial.

          TECHNICAL BACKGROUND

          Replacement therapy represents a novel approach to preventing bacterial infections by capitalizing on interactions between different species of bacteria inhabiting the same ecosystem. This approach involves permanently implanting a harmless strain of bacteria in the host's microflora. Once established, the harmless strain prevents the colonization and outgrowth of a potential pathogen. In the case of dental caries, beneficial bacteria are implanted in the mouth of the host to prevent colonization of the harmful bacteria that cause tooth decay.

          Our replacement therapy involves replacing the naturally occurring, acid-producing strains of Streptococcus mutans with a genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Our researchers discovered a strain of Streptococcus mutans that did not produce the decay-causing lactic acid. This strain, however, could not permanently replace the acid-producing strains of Streptococcus mutans naturally occurring in the normal flora of the mouth. Thus, it was first necessary to find a strain of Streptococcus mutans that could permanently replace the naturally occurring decay-causing strains of Streptococcus mutans.

          Through extensive scientific research, we eventually found a rare strain of Streptococcus mutans, present in only 1% of the population, which secretes a natural antibiotic capable of killing virtually all other strains of Streptococcus mutans. We believe this natural antibiotic, referred to as mutacin 1140, enables the bacteria to persistently and preemptively colonize the oral cavity, displace pre-existing strains and gain dominance in its ecosystem, dental plaque.

          Using clinical isolates of this rare strain as the starting strain, we then employed recombinant DNA technology to delete the gene encoding for lactate dehydrogenase. Our research revealed the gene deletion eliminated the strain's ability to produce lactic acid; however, it also caused a metabolic imbalance that prevented the strain from growing. So as to correct the imbalance, an auxiliary gene for alcohol dehydrogenase was inserted which restored the strain's growth. Instead of lactic acid, the strain produced ethanol and acetoin which are the normal end products of metabolism in many other microorganisms colonizing the oral cavity. We named this strain BCS3-L1, and filed for composition of matter intellectual property protection for the strain.

          REGULATORY STATUS

          We submitted an Investigational New Drug application for our replacement therapy to the U.S. Food and Drug Administration in 1998 seeking permission to begin clinical trials. Subsequent to review by the Office of Vaccines Research and Review Division of Vaccines and Related Products Application at the Center for Biologics Evaluation and Research (CBER), the FDA placed the application on clinical hold pending the development of a recall mechanism to completely eradicate the organism from human subjects, should it be necessary, until complete safety could be experimentally established in the Phase I clinical trials.

          In response to this requirement, we genetically engineered a second strain of Streptococcus mutans (A2JM) identical in every aspect to the original strain (BCS3-L1) except that it requires exogenous D-alanine for survival. d-alanine was selected because the nutrient is not normally found in human diets; humans do not produce it; and it can be easily administered via a mouth rinse. With D-alanine nutrient supplementation, the organism lives; without nutrient supplementation, the organism cannot survive. Therefore, the organism can be completely eradicated from human subjects by withdrawing D-alanine nutrient supplementation.

         In the initial studies to assess product safety (Phase I clinical trials) beginning in March 2005, the genetically altered strain of Streptococcus mutans requiring D-alanine supplementation will be administered to study subjects in conjunction with a twice daily dose of a D-alanine mouth rinse. Once safety is experimentally established, the replacement therapy to be commercialized will consist of the original effector strain which does not require d-alanine to maintain colonization.

         The initial study will be conducted in eleven couples and an additional four unattached males at Hill Top Research in West Palm Beach, Florida and will look at the safety of Replacement Therapy and the potential for horizontal transmission of the Replacement Therapy organism to the non-treated member of each couple. All of the participants in the trial must be without teeth, with full sets of dentures, and under the age of 55. The study will involve four days of pretreatment with an antibiotic (chlorhexidine) to kill resident S. mutants in each participant's mouth. Male study subjects will then receive Replacement Therapy. The non-treated member of each couple will be tested repeatedly to see if there is any horizontal transmission of the Replacement Therapy organism from one person to another. The investigators will determine the genetic stability of the Replacement Therapy organism over time. Seven days after treatment, the subjects will undergo an eradication phase of the study for one month, using the same antibiotic and the withholding of a D-alanine amino acid supplement that the Replacement Therapy organism requires for its survival. The investigators will subsequently follow each study participant for three months to ensure that the eradication was effective.

         PRECLINICAL STUDIES

         From 1976 to 2002, our researchers and others have conducted several animal studies on replacement therapy for dental caries. We believe these studies support our belief in the ability of our novel technology to prevent tooth decay. Additionally, we believe these studies demonstrate the ability of our genetically engineered strain of Streptococcus mutans to persistently and preemptively colonize the oral cavity and aggressively displace the indigenous wild-type strain, filling its bacterial niche in all respects except for the production of lactic acid.

         In the most recent animal study, our patented effector strain (BCS3-L1) and the wild-type strain were both grown in culture in the presence of sugar. The wild-type strain produced mostly lactic acid from the metabolism of sugar; it also produced small amounts of other acids as well as the non-acidic compounds, ethanol and acetoin. By contrast, our genetically modified strain produced mostly the non-acidic compounds, ethanol and acetoin, from the metabolism of sugar. No lactic acid was detectable. Two identical groups of conventional rats were then infected with either the wild-type strain or the genetically modified strain. A third identical group was not infected and served as the control group.

         In both preemptive colonization and aggressive displacement rat model studies, the genetically engineered effector strain performed well and was able to occupy the niche normally occupied by wild-type Streptococcus mutans. The mutacin 1140 produced by the effector strain appeared to provide a selective advantage in colonization suitable for use in replacement therapy for dental caries.

         A six-month study was also conducted to evaluate possible toxic effects of exposure to the genetically modified effector strain. No adverse gross or histological side effects were observed in conventional rats. Sufficient amounts of mutacin 1140 have not yet been purified to be able to directly test its toxicity but it belongs to the same class of antibiotics as nisin, which has very low toxicity and is used as a food preservative worldwide.

         In summary, we believe the preclinical studies demonstrate that our genetically modified strain of Streptococcus mutans:

      o     Does not cause significant tooth decay in rats;

      o     Persistently and preemptively colonizes the tooth surfaces of rats;

      o     Displaces other strains of Streptococcus mutans;

      o     Is genetically stable in the laboratory and in rats;

      o     Shows no toxicity in acute and chronic tests; and

      o     Does not disrupt the normal flora of the mouth

         INTELLECTUAL PROPERTY

         We have exclusively licensed the intellectual property for our replacement therapy from the University of Florida Research Foundation, Inc. The license is dated August 4, 1998 and was amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, which is dated March 4, 1997 and will expire on March 3, 2014. Our license is for the period of the patent, subject to the performance of terms and conditions contained therein. The patent covers the genetically altered strain of Streptococcus mutans which does not produce lactic acid, a pharmaceutical composition for administering the genetically altered strain and the method of preventing tooth decay by administering the strain. The University of Florida Research Foundation, Inc. has reserved for itself and the University of Florida the right to use and sell such products and services for research purposes only. Our license also provides the University of Florida Research Foundation, Inc. with a license, for research purposes only, to any improvements that we make to the products and processes covered by the patent.

         Under the terms of the license, we have entered into an Equity Agreement with the University of Florida Research Foundation, Inc. under which we issued 599,940 shares of our common stock as partial consideration for the license. We are obligated to pay 5% of the selling price of any products developed from the licensed technology to the University of Florida Research Foundation, Inc. and, if we sublicense the license, we are obligated to pay 20% of all amounts received from the sublicensee. On December 31, 2005 and each year thereafter we are obligated to make a minimum royalty payment of $50,000. We spent in excess of $600,000 in 2003 and $1,000,000 in 2004 which were the minimum amounts required under our license in order to maintain it. In each future calendar year, we are obligated to spend, or cause to be spent, an aggregate of $1,000,000 on the research, development and regulatory prosecution of our replacement therapy and mutacin 1140 technologies combined, until a product which is covered wholly or partially by the claims of the patent, or is manufactured using a process which is covered wholly or partially by the claims of the patent, is sold commercially. If we fail to make these minimum expenditures, the University of Florida Research Foundation, Inc. may terminate our license.

         We must also pay all patent costs and expenses incurred by the University of Florida Research Foundation, Inc. for the preparation, filing, prosecution, issuance and maintenance of the patents beyond $105,000. We have paid $100,000 to the University of Florida Research Foundation, Inc. for patent expenses already incurred. We have agreed to indemnify and hold the University of Florida Research Foundation, Inc. harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the product. Further, we are required to maintain liability insurance coverage appropriate to the risk involved in marketing the products, for which we obtained liability insurance in the amount of $2,000,000 that expires in August, 2005. There is no assurance that we can obtain continued coverage on reasonable terms.

         We received notification from B.C. International Corporation on July 29, 2002 that a gene utilized in its licensed, patented strain of Streptococcus mutans infringes a patent which it holds under a license. Their notification did not state that they intended to pursue legal remedies. We do not believe that the gene in question infringes that patent and we sent them correspondence setting out our position. We have received no further communication from them.

         MANUFACTURING, MARKETING AND DISTRIBUTION

         The manufacturing methods for producing our genetically engineered strain of Streptococcus mutans are standard fermentation methods. These methods involve culturing bacteria in large vessels and harvesting them when mature by centrifuge or filtration. The cells are then suspended in a pharmaceutical medium appropriate for application in the human mouth. These manufacturing methods are commonplace and readily available within the pharmaceutical industry.

         Upon successful completion of Phase I clinical trials, we intend to consider sublicensing our replacement therapy technology to one or more strategic partners that would be responsible for advanced clinical development and commercialization including product manufacturing, marketing and distribution.

         MARKET OPPORTUNITY

         Despite the introduction of fluorides in public water systems, fluoridated toothpastes, fluoride treatments in the dental office and dental sealants, tooth decay still affects the majority of children and adults. There are a number of factors that are likely to increase the incidence and frequency of tooth decay which include:

      o     increasing consumption of dietary sugar;

      o increasing consumption of bottled water, which generally does not contain fluoride; and

      o     increasing age of the population.

         During the last 20 years, sugar consumption has increased. Higher dietary intake of sugar predisposes individuals to higher rates of tooth decay. Moreover, according to the Beverage Marketing Corporation, by 2005 consumers will drink more bottled water than any other alcoholic or non-alcoholic beverage, with the exception of carbonated soft drinks. Since bottled water generally does not contain fluoride, the protective effects of fluoridated public water systems are lost. With the aging of the population, the incidence and frequency of tooth decay is likely to further increase as most of the baby boomers upon reaching retirement age will have a relatively intact dentition unlike previous generations. Teeth lose density with age and become more susceptible to decay. Therefore, more teeth will be at risk for tooth decay.

         Replacement therapy represents a novel approach to preventing tooth decay. The technology confers potentially lifelong protection against tooth decay with one treatment, is suitable for use by the general population and involves minimal patient education and compliance.

         COMPETITION

         We are not aware of any direct competitors with respect to our licensed, patented replacement therapy technology. However, there may be several ways to disable or eradicate Streptococcus mutans. We know that certain companies and several academic and research institutions are developing and testing caries vaccines aimed at eradicating Streptococcus mutans. An alternative approach involves topical application of adhesion-blocking synthetic peptides that prevent Streptococcus mutans from attaching to the tooth surface. Products that result in the elimination of Streptococcus mutans from the natural ecosystem would require major studies to determine whether such eradication of a naturally occurring bacteria might not create serious, unintended consequences. The problem with eradicating Streptococcus mutans is that it disrupts the natural ecosystem leaving a void for another pathogen potentially more harmful than Streptococcus mutans to dominate.

         Academic institutions, government agencies and other public and private research organizations may conduct research, seek patent protection and establish collaborative arrangements for discovery, research and clinical development of technologies and products that are similar to our replacement therapy technology. Also many of the potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products based on our technologies.

         Any product based on our replacement therapy technology will compete against traditional oral care products used to combat tooth decay. These products include fluoride-based toothpastes as well as fluoride treatments and tooth sealants administered by dentists. These competitors could include, among others, Colgate; Procter & Gamble; Unilever; GlaxoSmithKline; and Dentsply. All of these companies are much larger and have far greater technical and financial resources than us.

                                   PROBIOTICS

         Probiotics are live microorganisms that confer a health benefit to their host when administered in adequate amounts. In probiotic therapy, beneficial microorganisms are colonized in areas normally colonized by pathogens. By being better adapted to their ecosystem than the pathogens, these beneficial bacteria crowd out harmful bacteria and inhibit colonization and growth of the disease-causing pathogens. Examples of common probiotic applications are the use of yogurt containing live cultures to improve digestion, immune system response, and vaginal and urinary tract health.

         The oral cavity provides an ecological niche for 400 -500 bacterial species, some of which are responsible for periodontal disease (gum disease) and dental caries (tooth decay). Of all of the bacteria normally residing in a person's mouth, only about half a dozen are the primary cause of periodontal disease and dental caries. Our oral rinse probiotics' technology employs three natural strains of beneficial bacteria which promote oral health and inhibit the growth of harmful bacteria that cause periodontal disease and tooth decay.

         TECHNICAL BACKGROUND

         Through our research, we have developed a probiotic product containing three natural strains of beneficial bacteria that promote oral health. The three bacterial strains are Streptococcus oralis and Streptococcus uberis for the maintenance of periodontal health and Streptococcus rattus for the maintenance of dental health.

         Streptococcus oralis and Streptococcus uberis are among several hundred bacterial species of bacteria that constitute normal dental plaque. These bacteria, by virtue of their ability to produce hydrogen peroxide, appear to promote periodontal health by keeping the number of potentially pathogenic organisms below the threshold level necessary to initiate disease. These bacteria have demonstrated an ability to inhibit bacteria implicated in periodontal disease in both laboratory and animal studies. Human studies have correlated presence of these bacteria with the absence of periodontal pathogens. Probiotics containing these bacteria applied frequently can provide significant protection against causative organisms of periodontal disease.

         Similarly, we have identified a bacterial strain closely related to Streptococcus mutans, Streptococcus rattus, which is naturally deficient in its ability to produce lactic acid. Studies have shown that daily treatment with this strain results in decreased numbers of Streptococcus mutans, most likely by competition for essential nutrients or attachment sites on the tooth surfaces. Daily application of this strain is likely to provide significant protection against tooth decay.

         PRECLINICAL STUDIES

         We believe preclinical studies have demonstrated the ability of our probiotic to maintain a healthy oral environment. The probiotic creates a healthful balance of total bacteria by reducing the numbers of bacteria that are causative agents of periodontal disease and dental caries.

         Periodontal disease. We believe research conducted by our scientists and others has shown that certain types of natural bacteria normally present in dental plaque can prevent the growth of bacteria that are widely believed to be responsible for periodontal disease. Streptococcus oralis and Streptococcus uberis have been shown in studies to inhibit the growth of disease-causing bacteria both in laboratory and animal models of infection. Data indicate that the presence of Streptococcus oralis and Streptococcus uberis provides a good indication of the health of the periodontium (gums). In healthy periodontal sites, Streptococcus oralis and Streptococcus uberis are commonly found in significant amounts while levels of the pathogenic bacteria are usually low. In diseased periodontal sites, the opposite situation prevails; Streptococcus oralis and Streptococcus uberis are usually undetectable. When these bacteria are absent from sites in the periodontium, the sites are much more prone to disease.

         Dental caries. We believe probiotics can also be used to suppress levels of Streptococcus mutans, the principal cause of tooth decay. Streptococcus mutans converts dietary refined sugar to lactic acid. The lactic acid, in turn, erodes the mineral in enamel and dentin, which weakens the tooth resulting in tooth decay. Research conducted by our scientists have led to the discovery of a close relative of Streptococcus mutans, a strain of Streptococcus rattus,which is naturally deficient in its ability to produce lactic acid and thus unable to cause tooth decay. Because Streptococcus rattus is very closely related to Streptococcus mutans, Streptococcus rattus reduces the number of Streptococcus mutans by competing for nutrients, attachment sites, and other important colonization factors. As animal studies have revealed, daily treatment with this beneficial strain can promote dental health by significantly reducing the numbers of dental caries-causing Streptococcus mutans.

         We are currently performing acute and chronic toxicity tests of our probiotic technology in laboratory rats. Further work will involve studies to determine an appropriate and stable delivery system, and to determine the optimum dosage levels to be used in human clinical trials.

         REGULATORY STATUS

         Probiotic products that claim to confer a health benefit are generally able to enter the market without the need for extensive regulatory filings and clinical testing. This avenue is available for products that do not make any claim that they treat, prevent, or cure a disease, which are considered to be drug claims. We intend to market our probiotic product without any drug claims. In the European Union, regulatory approval is not required for commercialization of the product.

         INTELLECTUAL PROPERTY

         In August 2003, we filed a patent application for our probiotic technology for use in developing oral care products for the maintenance of dental and periodontal health. We own the patent rights to this technology.

         MANUFACTURING, MARKETING AND DISTRIBUTION

         Manufacturing methods used to produce probiotic strains are the standard fermentation methods which involve culturing bacteria in large vessels and harvesting them when mature by centrifuge or filtration. These methods are relatively commonplace and readily available within the pharmaceutical industry. We intend to seek one or more strategic partners for the manufacturing, marketing and distribution of our oral probiotic technology in Asia and Europe. Product launch in select markets is currently expected to occur in 2006 and 2007.

         MARKET OPPORTUNITY

         Probiotics are relatively common in Japan and are being adopted with increasing frequency in Europe. The probiotics market in the U.S. is still in a nascent state and we expect the U.S. market will develop slowly. If successfully developed, we expect our technology will be one of the first probiotics to be marketed for the promotion of oral health.

         COMPETITION

         Many companies sell probiotics that are principally designed for digestive health, vaginal and urinary tract health, and immune system support. Our product will not compete directly with the products of these companies. Recently, researchers at the University of Hiroshima have published studies indicating that Lactobacillus reuteri aids in the prevention of tooth decay. Lactobacillus reuteri is widely used as a probiotic for other indications and may be used in the future for dental health. We are not aware of any product on the market today that is targeted to maintain periodontal health.

                                  MUTACIN 1140

         Most clinical isolates of Streptococcus mutans secrete peptides, called mutacins, which exhibit antimicrobial activity against closely related streptococcal species and other Gram-positive bacteria. Research suggests that these mutacins play a key role in enabling Streptococcus mutans to effectively colonize the oral cavity.

         Two types of mutacins have been characterized at the molecular level: lantibiotics and non-lantibiotics. Scientists have identified approximately 20 lantibiotics to date, including nisin, a substance used as a food preservative that has been given status as "GRAS" or "generally recognized as safe" by regulatory authorities. In general, lantibiotics have a wider spectrum of activity than the non-lantibiotic bacteriocins.

         TECHNICAL BACKGROUND

         Mutacin 1140 was discovered by our researchers in the course of their research on our core replacement therapy technology; it is the mutacin produced by our genetically engineered effector strain of Streptococcus mutans. Mutacin 1140 is a lantibiotic, a class of lanthionine-containing antibiotic, which we believe has the potential to treat a wide variety of infectious diseases. Extensive in vitro studies we have conducted demonstrate its effectiveness against all tested Gram-positive bacteria, including such commercially relevant pathogens as Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis and Listeria monocytogenes. To date, our research has not identified any pathogen resistance to mutacin 1140.

         Currently, mutacin 1140 is in the early stages of preclinical development and we have not yet filed an Investigational New Drug application with the FDA, however, such filing is expected after successful completion of animal studies that are currently expected to begin in 2005.

         PRECLINICAL STUDIES

         Our researchers and others have conducted laboratory studies on mutacin 1140 to determine its efficacy as an antibacterial agent. To test mutacin 1140's ability to kill bacteria, standard microbiological testing methods were employed. Mutacin 1140 was purified and incorporated into growth medium at different concentrations. The medium was then inoculated with the bacterium under study, and its ability to grow in the presence of mutacin 1140 was observed. The minimal inhibitory concentration (MIC), which is defined as the lowest concentration of mutacin 1140 observed to inhibit growth of the test bacterium, was recorded.

         We believe the results of our laboratory studies demonstrate that mutacin 1140 is effective at killing a broad spectrum of bacteria, including the streptococci that cause pharyngitis ("strep throat"), the predominant type of pneumonia, and bacterial endocarditis. The antibiotic has also been shown to be effective against vancomycin-resistant Staphylococcus aureus and Enterococcus faecalis infections, both of which are rapidly growing problems within the medical community. Mutacin 1140 was found to kill all Gram-positive bacteria tested at concentrations comparable to many therapeutically effective antibiotics. A particularly interesting feature of mutacin 1140 is that none of the sensitive species of bacteria tested was able to acquire genetically stable resistance to purified mutacin 1140.

         REGULATORY STATUS

         Mutacin 1140 currently is in preliminary stages of development. We currently plan to initiate animal studies in 2005. Upon completion of the animal studies, we will submit an Investigational New Drug application for mutacin 1140 to the FDA.

         INTELLECTUAL PROPERTY

         We have exclusively licensed the intellectual property for our mutacin 1140 technology from the University of Florida Research Foundation, Inc. See the discussion regarding our license in the Intellectual Property section under our Replacement Therapy technology.

         MANUFACTURING, MARKETING AND DISTRIBUTION

         Once we are able to establish large-scale production capabilities, we currently plan to begin animal studies in 2005. Upon successful completion of animal studies, we will file an IND application for mutacin 1140 with the FDA.

Once the FDA has approved an IND and we have completed Phase I clinical trials, we would expect to seek a strategic partner for further clinical development and commercialization.

         MARKET OPPORTUNITY

         The need for novel antibiotics is increasing as a result of the growing resistance of target pathogens. The Center for Disease Control estimates that bacteria resistant to known antibiotics cause 44% of hospital infections. Vancomycin, introduced in 1956, serves as the last line of defense against certain life-threatening infections. Unfortunately, certain bacteria have developed strains which resist even vancomycin.

         Our antibiotic, mutacin 1140, is a new broad-spectrum antibiotic that has demonstrated effectiveness against a wide variety of disease-causing bacteria. Moreover, we believe there is no evidence of pathogen resistance to mutacin 1140. In light of the fact that pathogen resistance has become a major problem associated with the six leading classes of antibiotics in use today, mutacin 1140 offers the potential to fulfill a significant medical need.

         COMPETITION

         Mutacin 1140 competes directly with antibiotic drugs such as vancomycin. Given the growing resistance of target pathogens to many antibiotics, even vancomycin, we believe that there is ample room in the marketplace for new antibiotics. We are aware of a mutacin peptide similar to mutacin 1140 patented by the University of Laval. Successful development of that technology would constitute major competition for mutacin 1140.

         Many of our competitors are taking approaches to drug development differing from our approach. These approaches include traditional screening of natural products, genomics to identify new targets and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing and distribution. Commercial success of mutacin 1140 technology will depend on our ability and the ability of our sublicensees to compete effectively in all of these areas. There can be no assurance that competitors will not succeed in developing products that are more effective than mutacin 1140 or would render mutacin 1140 obsolete and non-competitive.

         Any products based on the mutacin 1140 technology will compete against a large number of prescription antibiotics currently on the market, and against new antibiotic products that will enter the market over the next several years. Producers of antibiotic products include many large, international pharmaceutical companies, all of which have much greater financial and technical resources than us. We intend to compete in the market for antibiotic products by obtaining a strategic partner with an established sales force calling on doctors and hospitals. There can be no assurance that we will be able to obtain any such partner. If not, we will be obliged to develop our own channels of distribution for products based on the mutacin 1140 technology. There can be no assurance that we will be able to do so.

                                 IVIAT AND CMAT

         In March 2004, we licensed from iviGene Corporation, a company whose major shareholders also own a significant number of shares of our common stock, applications of a novel technology that enables the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of cancers and other diseases in humans and other living organisms, including plants. This licensed technology will offer us the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer.

         To support the research for this technology in 2004, we received a $100,000 Phase I SBIR Grant from the National Institute of Allergy and Infections Diseases (NIAID) of the National Institutes of Health (NIH). This grant supported initial research to help us identify genes of Mycobacterium tuberculosis that are specifically induced during human infections with that pathogen. This licensed technology is in its early stages and will require further development which will require additional capital.

         TECHNICAL BACKGROUND

         This technology platform was developed by our founder and chief scientific officer, Jeffrey D. Hillman, and University of Florida scientists. It is called in vivo induced antigen technology (IVIAT). IVIAT can quickly and easily identify in vivo induced genes in human infections without the use of animal models, facilitating the discovery of new targets for the development of vaccines, antimicrobials and diagnostics. Dr. Hillman and his collaborators have further developed methods based on this approach to create Change Mediated Antigen Technology (CMAT). CMAT can be used to identify gene targets associated with the onset and progression of cancerous processes and autoimmune diseases. It can also be used to identify novel genes in plant diseases, including genes expressed by the pathogen when it causes the disease and genes expressed by the plant in response to the disease.

         INTELLECTUAL PROPERTY

         Our license provides us with exclusive worldwide rights to this broad platform technology in the areas of cancer and tuberculosis, as well as agricultural and other non-human uses. In return, we will pay royalties on revenues we are able to generate from any products developed using the technology, including royalties on sublicense fees, milestone payments and future product sales. Under the terms of our license with iviGene we are not obligated to make any payments to iviGene until we have achieved certain milestone or royalty payments. However, we are required to pay all patent-related expenses and commit two full-time staff or spend at least $200,000 toward product development annually to maintain our license.

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

         Personnel. Competition among biotechnology and biopharmaceutical companies for qualified employees is intense, and there can be no assurance we will be able to attract and retain qualified individuals. If we fail to do so, this would have a material, adverse effect on the results of our operations.

         We do not maintain any life insurance on the lives of any of our officers and directors. We are highly dependent on the services of our directors and officers, particularly on those of Jeffrey Hillman and Mento Soponis. If one or all of our officers or directors die or otherwise become incapacitated, our operations could be interrupted or terminated.

RESEARCH AND DEVELOPMENT COSTS

         We have spent $1,990,979 and $929,355 on research and development of our technologies in 2004 and 2003, respectively.

COSTS OF ENFORCING OUR LICENSES

         We have licenses to sell products made using the replacement therapy and mutacin 1140 technologies. The licenses were granted to us by the University of Florida Research Foundation, Inc., which owns the patents to these technologies. There is no assurance, however, that third parties will not infringe on our licenses or their patents. In order to protect our license rights and their patents, we or the University of Florida Research Foundation, Inc. may have to file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney fees in order to obtain the injunctions. Even if we do obtain the injunctions, there is no assurance that those infringing on our licenses or the University of Florida Research Foundation's patents will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend the licenses and patents, in which case those infringing on the licenses and patents could continue to do so in the future.

OUR EMPLOYEES

         We are an early-stage biotechnology research and development company and currently have 18 full-time employees, none of whom is represented by a labor union. We believe that our relationship with our employees is excellent.

AVAILABLE INFORMATION

         Our website is www.oragenics.com. On our website we make available at no cost our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission ("SEC"). The information contained on our website is not a part of this annual report on Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our administrative office and laboratory facilities are located at 13700 Progress Boulevard, Alachua, Florida 32615. We began leasing this property pursuant to a five-year operating lease in November 2004. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The twelve months rental will be $76,850, net of insurance, taxes and utilities that are paid by us. Lease payments in subsequent years escalate by 3% annually. In 2004, we paid approximately $469,000 for leasehold improvements to outfit this facility. Such improvements included equipping the building with sufficient air-handling and building laboratory stations. We believe our facilities are sufficient for our current needs, however, we expect to purchase an additional $700,000 of equipment for use in the laboratories and offices in 2005.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock began trading on the American Stock Exchange under the symbol ONI on May 20, 2004. Previously it was traded on the TSX Venture Exchange under the symbol ORA.U. We voluntarily de-listed from the TSX Venture Exchange on October 12, 2004. The following sets forth the high and low closing bid prices for the common stock on the TSX Venture Exchange from the beginning of 2004 through May 19, 2004 and on the American Stock Exchange from May 20, 2004 through the end of 2004. Such prices represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not necessarily represent actual transactions.

           --------------------------------------- ------------------------
                                         2004                     2003
           --------------------------------------- ------------------------
                                    High       Low          High       Low
           ----------------------------- --------- ------------- ----------
           COMMON STOCK
           ----------------------------- --------- ------------- ----------
              First quarter         $4.35     $3.20          N/A        N/A
           ----------------------------- --------- ------------- ----------
              Second quarter        $4.40     $2.80         $2.30      $1.80
           ----------------------------- --------- ------------- ----------
              Third quarter         $3.75     $2.00         $4.45      $2.62
           ----------------------------- --------- ------------- ----------
              Fourth quarter        $4.45     $2.65         $4.40      $3.50
           ----------------------------- --------- ------------- ----------

         On March 4, 2005, the closing bid price of the common stock, as reported by the American Stock Exchange, was $2.38. As of March 4, 2005, there were approximately 19 record holders of our common stock according to our transfer agent. The number of record holders does not reflect the number of beneficial owners of the common stock for whom shares are held by banks, brokerage firms and others.

EQUITY COMPENSATION PLAN INFORMATION

         The Company has reserved an aggregate of 1,500,000 shares of the Company's common stock for issuance pursuant to its 2002 Stock Option and Incentive Plan. The per share exercise price of each stock option or similar award granted under these plans must be at least equal to the closing fair market value of the stock on the date of grant. The following table represents the number of shares issuable upon exercise and reserved for future issuance under these plans as of December 31, 2004.

                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO                                FUTURE ISSUANCE UNDER
                              BE ISSUED UPON EXERCISE       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                              OF OUTSTANDING OPTIONS,       EXERCISE PRICE OF          PLANS (EXCLUDING
                                WARRANTS AND RIGHTS       OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
       PLAN CATEGORY                                       WARRANTS AND RIGHTS            COLUMN (a))
       -------------                                       -------------------            -----------
                                        (a)                        (b)                        (c)
---------------------------- -------------------------- -------------------------- --------------------------
EQUITY COMPENSATION
PLANS APPROVED BY                    1,070,000                    $2.52                     430,000
SECURITY HOLDERS
---------------------------- -------------------------- -------------------------- --------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY               276,180(1)                     1.25                        --
SECURITY HOLDERS                     37,500(2)                     3.00                        --
---------------------------- -------------------------- -------------------------- --------------------------
      TOTAL                          1,383,680                    $2.28                     430,000
---------------------------- -------------------------- -------------------------- --------------------------

---------
(1) Represents outstanding underwriter warrants issued in connection with the Company's initial public offering to acquire shares of common stock at an exercise price of $1.25. See Note 5 to the Company's Financial Statements.

(2) Represents warrants issued to the placement agent in connection with the initial closing of the Company's recent private placement to acquire 25,000 shares of common stock at an exercise price of $2.75, subject to adjustment and 12,500 shares of common stock at an exercise price of $3.50, subject to adjustment based upon the following formula: NEP = OEP x [OB + X] / OA, where NEP = the New Exercise Price; OEP = the existing Exercise Price immediately before the new Issue ("Old Exercise Price"); OB = the total outstanding shares of Common Stock immediately before the new issue; X = number of shares issuable at the Old Exercise Price (applicable to the Warrant Shares as to which the calculation is being made) for the total consideration to be received for the new issue; OA = the total outstanding shares of Common Stock immediately after the new issue.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On November 30, 2004, we issued a total of 250,000 shares of our common stock and warrants to purchase 162,500 shares of our common stock in a private placement to three accredited investors and a placement agent. The issuance of the shares of common stock and warrants was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We received gross proceeds of $687,500 in the private placement and incurred costs of approximately $142,500 resulting in net proceeds of approximately $545,000. Warrants representing 125,000 shares of common stock are exercisable by the three accredited investors over a four-year period at a price of $3.50 per share. The placement agent received warrants exercisable over a four-year period to purchase 25,000 and 12,500 shares of common stock at prices of $2.75 and $3.50 per share, respectively.

         The subscription agreements we entered into with the investors in connection with the above referenced private placement grant certain resale registration rights to the investors. In the event a registration statement for resale of the shares issued to the investors is not filed within 30 days of closing, is not declared effective within 120 days of the closing, or in certain other events of default, the terms of the subscription agreements provide that each investor (pro rated on a daily basis) is entitled to compensatory payment from us of an amount equal to one percent of the amount invested by that investor, and thereafter one percent for each successive month or any portion of that month until the registration statement is effective or we have cured the other events of default. The subscription agreement also provides that compensatory payments may be made in cash or in stock, at our option, and shall be paid no later than the fifth business day following the month in which such registration default occurred. The payment of any compensatory amounts does not, however, relieve us of our obligation to register the shares. If the compensatory payments are made in stock, such stock is also required to be included in a subsequently filed registration statement. The subscription agreement further provides that if a compensatory payment is not timely made, we will also be obligated to pay the investor interest at the rate of 12% per annum, or the highest rate permitted by law, if less, until such amounts have been paid in full. To date, we have not filed a registration statement nor have we made any compensatory payments to any investors under the subscription agreements.

              We are permitted to suspend the use of the registration statement on no more than two occasions for a period not more than 30 consecutive calendar days (or a total of not more than seventy-five (75) calendar days in any twelve month period) under certain circumstances relating to pending corporate developments, public filings with the SEC and similar events. We will pay all the expenses in connection with the filing of the registration statement, other than underwriting commissions and discounts of the selling shareholders. The selling shareholders will not pay any of the expenses that are incurred in connection with the registration of the shares, but will pay all commissions, discounts, and any other compensation to any securities broker-dealers through whom they sell any of the shares.

USE OF PROCEEDS

         On June 24, 2003, we completed an initial public offering (IPO) of our common stock. The managing underwriter for our initial public offering was Haywood Securities Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a registration statement (File No. 333-100568) that was declared effective by the Securities and Exchange Commission on June 11, 2003. Under the registration statement, we registered 2,400,000 units at a price of $1.25 per unit. All 2,400,000 units were sold in the offering that provided gross proceeds of $3,000,000 and net proceeds to us of $2,282,612 after deducting $717,388 in commissions paid to the underwriter and other expenses incurred in connection with the offering.

         Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant was exercisable on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. All Series A warrants were exercised on or prior to December 24, 2003 providing proceeds of $2,400,000. One whole Series B warrant was exercisable on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock at $1.25 per share until June 24, 2005. As of December 31, 2004, 223,820 underwriter warrants were exercised providing proceeds to us of $279,775. With respect to the remaining 276,180 unexercised underwriter warrants which expire in June 2005, we maintain an effective registration statement for the resale of shares of common stock underlying the warrants. The costs associated with maintaining this registration statement totaling $62,421 through December 31, 2004 are netted against proceeds and recorded as a component of stockholders' equity.

         Through December 31, 2004 we have applied a total of $4,982,411 of the $7,886,166 in net proceeds from our initial public offering as follows:

         Payment of notes payable and accrued interest
           thereon to directors and officers:
              Brian McAlister (Cornet Capital Corp.)               $    179,757
              Robert Zahradnik                                           88,477
              Jeffrey Hillman                                            15,429
         Deferred compensation payable to officers                      189,302
         Patent expenses paid to University of Florida                  100,000
         Regulatory consulting fees                                     237,540
         Mutacin 1140 production research                               444,345
         Pre-clinical research                                        1,532,409
         General and administration costs                             1,480,105
         Purchase of computer and laboratory equipment                  715,047
                                                                   ------------
                                                                   $  4,982,411
                                                                   ============

         Other than normal and recurring compensation, the deferred compensation payments and payments on notes payable, there were no other payments, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock from the proceeds of this offering. Unexpended proceeds are held in two financial institutions and invested overnight in U. S. Government securities. We believe we have used, and continue to use, the net proceeds from the offering consistent with our business strategy.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-KSB.

OVERVIEW

            We are an emerging, early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers. Our strategy is to in-license and to develop products through human proof-of-concept studies (Phase I and II clinical trials of the U.S. Food and Drug Administration's regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which have expired. We have not generated revenues from sales of products.

         We are currently developing several products, each of which addresses large market opportunities:

             REPLACEMENT THERAPY is a single, painless one-time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans, which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. Replacement therapy permanently replaces resident acid-producing Streptococcus mutans with a patented, genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We plan to begin Phase I clinical trials in 2005 and partner with a major healthcare products or pharmaceutical company prior to initiating later stages of clinical testing.

             PROBIOTICS are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as "health supplements" without the need for extensive regulatory oversight, we believe that we may achieve commercialization of our probiotic product in certain markets in 2006. If successfully developed, our oral rinse product will be one of the first probiotics to be marketed for the maintenance of oral health.

             MUTACIN 1140 is a highly potent bactericidal peptide that is produced by our strain of streptococcus mutans. Our proprietary mutacin bacteria was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. We currently plan to begin animal studies in 2005.

             IVIAT AND CMAT are technologies we licensed from iviGene Corporation, a company related to us by common ownership. These technologies enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. This licensed technology offers us the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and tuberculosis, as well as agricultural and other non-human uses.

         A more detailed discussion of our technologies is provided in Item 1 above beginning on page 4.

BUSINESS OBJECTIVES AND MILESTONES

         The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of products based on our licensed, patented technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase I or II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider sublicensing our licensed, patented technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration's approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must take the following actions:

REPLACEMENT THERAPY

        1.  Successfully complete Phase I clinical trials.
        2.  Obtain FDA approval for a pivotal trial.

MUTACIN 1140

        1.  Develop a suitable production method for mutacin 1140.
        2. Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application submission.
        3.  Submit an investigational new drug application to the FDA.

PROBIOTIC TECHNOLOGY

        1.  Develop appropriate manufacturing and packaging systems.
        2.  Complete one human study.

IVIAT AND CMAT

        1.  Begin program with CMAT on cancer targets.

         These actions, both individually and in the aggregate, are expected to be costly and will require additional capital to undertake and complete. To the extent our current capital limits our ability to pursue all of our technologies under development concurrently, we would expect to concentrate our available resources on replacement therapy and oral probiotics in the near-term. We currently believe that we will be able to begin to generate ongoing revenue from our development efforts with our oral probiotics technology sometime in the next eighteen to twenty-four months. This time period could change depending on the progress of our development efforts and our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. Our financial statements do not include any significant estimates that would have a material impact on our results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R), which we expect to adopt in the first quarter of 2006, is generally similar to Statement 123, however, it will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Thus, pro forma disclosure will no longer be an alternative to financial statement recognition. We do not believe the adoption of Statement 123(R) will have a material impact on our results of operations or financial position.

RESULTS OF OPERATIONS

Operating Results Summary

                                                  THREE MONTHS ENDED DECEMBER 31
                                                     2004               2003
                                                 ------------------------------

Revenue                                          $    33,333        $        --

Operating expenses:
  Research and development                           742,557            333,150
  General and administration                         565,181            296,036
                                                 ------------------------------
Total operating expenses                           1,307,738            629,186
                                                 ------------------------------

Loss from operations                              (1,274,405)          (629,186)

Other income (expense):
  Interest income                                     15,831              3,599
  Interest expense                                      (442)            (1,884)
                                                 ------------------------------
Total other income, net                               15,389              1,715
                                                 ------------------------------

Loss before income taxes                          (1,259,016)          (627,471)
  Income tax benefit                                      --                 --
                                                 ------------------------------
Net loss                                         $(1,259,016)       $  (627,471)
                                                 ==============================

                                                     YEARS ENDED DECEMBER 31
                                                     2004               2003
                                                 ------------------------------

Revenue                                          $   196,210        $        --

Operating expenses:
  Research and development                         1,990,979            929,355
  General and administration                       1,329,983            738,596
                                                 ------------------------------
Total operating expenses                           3,320,962          1,667,951
                                                 ------------------------------

Loss from operations                              (3,124,752)        (1,667,951)

Other income (expense):
  Interest income                                     47,306              7,874
  Interest expense                                      (442)           (12,877)
                                                 ------------------------------
Total other income (expense), net                     46,864             (5,003)
                                                 ------------------------------

Loss before income taxes                          (3,077,888)        (1,672,954)
  Income tax benefit                                      --                 --
                                                 ------------------------------
Net loss                                         $(3,077,888)       $(1,672,954)
                                                 ==============================

FOR THE QUARTERS ENDED DECEMBER 31, 2004 AND 2003

         We had revenues of $33,333 in the three months ended December 31, 2004 and no revenues in the same period in 2003. The increase is a result of having a Small Business Innovation Research ("SBIR") Grant from the National Institute of Health in 2004. Our operating expenses increased 108% to $1,307,738 in the three months ended December 31, 2004 from $629,186 in same period in 2003. Research and development expenses increased 123% to $742,557 in the three months ended December 31, 2004 from $333,150 in the same period in 2003, reflecting the hiring of additional research personnel, expensing of stock option compensation, payments to research consultants and increased consumption of laboratory supplies. General and administration expenses increased 91% to $565,181 in the three months ended December 31, 2004 from $296,036 in same period in 2003. This increase reflects additions to personnel, expensing of stock option compensation, increased coverage in directors' and officers' liability insurance and higher facility costs related to moving to our new location.

         Interest income increased 340% to $15,831 in the three months ended December 31, 2004 from $3,599 in the same period in 2003 as a result of higher cash balances and interest rates in 2004. Interest expense decreased 77% to $442 in the three months ended December 31, 2004 from $1,884 during the same period in 2003, reflecting the pay-off of shareholder notes in December 2003.

         Our net loss increased 101% to $1,259,016 during the three months ended December 31, 2004 from $627,471 in the same period in 2003. The increase in our net loss was principally caused by the hiring of additional personnel, expensing of stock option compensation, increased fees paid to outside professionals, increased use of supplies and higher facility costs.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         We had revenues of $196,210 in the year ended December 31, 2004 and no revenues in 2003. This is a result of having a two Small Business Innovation Research Grants for our Mutacin 1140 and IVIAT technologies in 2004. Our operating expenses increased 99% to $3,320,962 in the year ended December 31, 2004 from $1,667,951in 2003. Research and development expenses increased 114% to $1,990,979 in 2004 from $929,355 in 2003, reflecting the hiring of research personnel, increased consumption of laboratory supplies and the costs associated with preparing for human clinical trials. General and administration expenses increased 80% to $1,329,983 in 2004 from $738,596 in 2003, reflecting the hiring of personnel, the hiring of outside professionals for investor and public relations, costs associated with public entity filings and increased coverage in directors' and officers' liability insurance.

         Interest income increased 501% to $47,306 in the year ended December 31, 2004 from $7,874 in 2003, which was a result of the higher interest rates and higher average cash balances maintained in 2004 due to the exercise of Series A and Series B common stock warrants in December 2003 and March 2004, respectively. Interest expense decreased 97% to $442 in the year ended December 31, 2004 from $12,877 in 2003 as a result of the pay-off of shareholder notes in December 2003.

         Our net loss increased 84% to $3,077,888 in the year ended December 31, 2004 from $1,672,954 in 2003. The increase in our net loss was principally caused by the hiring of additional personnel, increased fees paid to outside professionals for clinical trial preparation and public entity filings, and the increased use of supplies.

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities used cash of $2,745,243 for the twelve months ended December 31, 2004 and $1,218,910 for the twelve months ended December 31, 2003. Our working capital was $3,345,512 as of December 31, 2004. Cash used by operations in the twelve months ended December 31, 2004 resulted primarily from operating losses from operations of $3,077,888.

         Our investing activities used cash of $690,548 for the twelve months ended December 31, 2004 for the acquisition of property and equipment.

         Our financing activities provided $3,518,278 in cash for the twelve months ended December 31, 2004, which consists primarily of $3,035,788 in proceeds from exercised warrants. On November 30, we issued a total of 250,000 shares of our common stock and warrants to purchase 125,000 shares of our common stock pursuant to a subscription agreement between us and three investors. We received gross proceeds of $687,500, and incurred offering costs of approximately $142,500 resulting in net proceeds of approximately $545,000. Westminster Securities Corp., a member of the National Association of Securities Dealers, Inc. and a registered broker-dealer, acted as the placement agent in connection with this private placement transaction. The private placement agreement and offering was terminated by mutual assent of the Company and the placement agent because a sufficient level of funding was not being achieved. Each warrant is exercisable on or before November 30, 2008 to acquire one share of common stock at a price of $3.50 per share. The issuance of the shares of common stock and warrants was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Each investor is accredited under the Securities Act and the securities were sold without any general solicitation. As the placement agent, Westminster received (i) $35,000 (ii) commission of 8% on the gross proceeds to us, and (iii) a warrant to purchase 25,000 shares of common stock at a purchase price of $2.75 per share and a warrant to purchase 12,500 shares of common stock at 3.50. In addition to Westminster's fee and commission, we incurred further expenses in connection with the offering of approximately $52,500.We anticipate that direct costs in 2005 associated with preparing for and conducting clinical testing on our replacement therapy technology will be approximately $1,700,000. Such costs are expected to consist of approximately $875,000 for manufacturing clinical materials, $475,000 for conducting the clinical trials and $350,000 for employee salaries, fringe benefits, supplies and other related direct costs. We also anticipate spending approximately $525,000 performing animal studies on our mutacin 1140 technology. Such costs are expected to consist of approximately $175,000 for contract research, $200,000 for employee salaries and fringe benefits and $150,000 for laboratory supplies and other related direct costs.

         We anticipate that our capital expenditures in 2005 will be less than $700,000 for the acquisition of laboratory and business equipment. This amount is subject to change, however, depending upon the nature and the amount of the development of our technologies and capital raising efforts. On February 24, 2005, we entered into a Business Loan Agreement with a bank that will fund approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month payment of interest only and the remaining monthly payments of principal and interest of approximately $18,900 per month. Interest will be calculated at the prime rate as published in the Wall Street Journal (currently 5.5%) plus 1.00%. Interest can never be below 5.75% or above 17.5%. The loan is collateralized by the equipment being purchased, as well as all equipment currently owned by us.

         Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technology improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $5,471,984 as of December 31, 2004. Cash used in continuing operations for the years ended December 31, 2004 and December 31, 2003 was $2,745,243 and $1,218,910,
respectively, and cash flow from continuing operations was negative throughout 2004. At December 31, 2004, our principal source of liquidity was $3,666,244 of cash and cash equivalents. These operating results occurred while we are developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related to start-up costs and clinical testing expenditures. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

         Our capital requirements during the next twelve months will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies, and the success of pursuing strategic licensing and funded product development relationships with external partners. We expect to incur substantial expenditures to further develop each of our technologies including continued increases in personnel and costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We believe our working capital at December 31, 2004 will not be sufficient to meet our business objectives as presently structured beyond September 2005. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources or consider modifications to our technology development plans to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

         We intend to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and through public or private financings. During 2004, we conducted a private placement to raise capital. In February 2005, we entered into an agreement with an investment advisory firm to assist us in raising additional capital by acting as a financial advisor and placement agent. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Our future success depends on our ability to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund our operations, we will be unable to continue as a going concern.

                                  RISK FACTORS

         You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-KSB and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings incorporated herein by reference modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-KSB and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY

WE HAVE EXPERIENCED A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES. WE HAVE GENERATED EXTREMELY LIMITED REVENUE FROM OUR OPERATIONS, AND NO REVENUE FROM SALES. OUR INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN. WE MUST CONTINUE TO RAISE MONEY FROM INVESTORS AND SEEK PARTNERS AND/OR SUB-LICENSORS WITH WHOM TO COLLABORATE IN OUR RESEARCH AND DEVELOPMENT EFFORTS SO AS TO FUND OUR OPERATIONS. IF WE ARE UNABLE TO FUND OUR OPERATIONS, WE MAY CEASE DOING BUSINESS.

         We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $5,465,000 through December 31, 2004. Since inception, we have substantially funded our operations from the public and private sales of our securities. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs. We expect to incur significant operating losses and negative cash flows over the next several years due to the costs of expanded research and development efforts and preclinical and clinical trials and hiring additional personnel. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We have limited capital resources and it is likely that we will require additional capital to meet our future capital requirements. At December 31, 2004 we had approximately $3,346,000 in available working capital and our budgeted expenditures for 2005 currently exceed our available working capital. We believe, absent any additional funds, our existing cash will be sufficient to enable us to continue in operation until September 2005. Thereafter, we anticipate that we will need additional financing to continue our operations. There is no assurance that such capital will be available to us or, if available, will be on terms acceptable to us. To the extent we are unable to raise additional capital and our operating losses continue, we will need to take actions to reduce our costs of operations, which may adversely impact future operations, employee morale, business relations and other aspects of our business. In addition, if adequate funds are not available we may be required to delay, scale back or eliminate the development of one or more of our products which could harm our business. An increase in capital resulting from a capital raising transaction under adverse business circumstances could result in substantial dilution to existing holders of our common stock and adversely impact our stock price. We will be unable to continue as a going concern without sufficient capital to fund our operations.

WE MUST SPEND AT LEAST $1 MILLION ANNUALLY ON DEVELOPMENT OF OUR REPLACEMENT THERAPY AND MUTACIN 1140 TECHNOLOGIES UNDER OUR LICENSE AGREEMENTS WITH THE UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, INC. WE MUST ALSO COMPLY WITH CERTAIN OTHER CONDITIONS OF OUR LICENSES. IF WE DO NOT, OUR LICENSES TO THESE TECHNOLOGIES MAY BE TERMINATED, AND WE MAY HAVE TO CEASE OPERATIONS.

         We hold our replacement therapy and Mutacin 1140 technologies under licenses from the University of Florida Research Foundation, Inc. Under the terms of the licenses, we must spend at least $1 million per year on development of those technologies before the first commercial sale of products derived from those technologies. If we do not, our licenses could be terminated. Until commercial sales of such products take place, we will not be earning revenues from the sale of products and will, therefore, have to raise the money we must spend on development of our technologies by other means, such as the sale of our common stock. There is no assurance we will be able to raise the financing necessary to meet our obligations under our licenses. If we cannot, we may lose our licenses to these technologies and have to cease operations.

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

IF WE ARE UNABLE TO MAINTAIN REGULATORY CLEARANCE OR OBTAIN APPROVAL FOR OUR TECHNOLOGIES, WE WILL BE UNABLE TO GENERATE REVENUES AND MAY HAVE TO CEASE OPERATIONS.

         Only our replacement therapy technology has been granted clearance to begin Phase 1 human clinical trials by the FDA. Clinical trials on our replacement therapy are expected to take 4-5 years to fully complete. Our other technologies have not been cleared for testing in humans. Our technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of our technologies. There is a possibility that our technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we are unable to resolve the FDA's concerns, we will not be able to proceed further to obtain regulatory approval for that technology. If we fail to maintain regulatory clearance for our replacement therapy or fail to obtain FDA clearance for our other technologies, we may have to cease operations.

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

WE RELY ON THE SIGNIFICANT EXPERIENCE AND SPECIALIZED EXPERTISE OF OUR SENIOR MANAGEMENT AND MUST RETAIN AND ATTRACT QUALIFIED SCIENTISTS AND OTHER HIGHLY SKILLED PERSONNEL IN A HIGHLY COMPETITIVE JOB ENVIRONMENT TO MAINTAIN AND GROW OUR BUSINESS.

         Our performance is substantially dependent on the continued services and on the performance of our senior management and our team of research scientists, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of our Chief Executive Officer, Mento A. Soponis and our Chief Scientific Officer, Dr. Jeffrey D. Hillman, and any of our other executive officers or of our researchers could harm our ability to develop and commercialize our technologies. We have no "key man" life insurance policies. We have three year employment agreements with Mr. Soponis and Dr. Hillman, which automatically renew for one-year terms unless 90 days written notice is given by either party.

         Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial and research personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly.

IT IS POSSIBLE THAT OUR REPLACEMENT THERAPY AND ORAL PROBIOTIC TECHNOLOGIES WILL BE LESS EFFECTIVE IN HUMANS THAN THEY HAVE BEEN SHOWN TO BE IN ANIMALS. IT IS POSSIBLE OUR MUTACIN 1140 TECHNOLOGY WILL BE SHOWN TO BE INEFFECTIVE OR HARMFUL IN HUMANS. IF ANY OF THESE TECHNOLOGIES ARE SHOWN TO BE INEFFECTIVE OR HARMFUL IN HUMANS, WE WILL BE UNABLE TO GENERATE REVENUES FROM THEM, AND WE MAY HAVE TO CEASE OPERATIONS.

         To date the testing of our replacement therapy technology has been undertaken solely in animals. Those studies have proven our genetically altered strain of Streptococcus mutans ("S. mutans") to be effective in preventing tooth decay. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our replacement therapy technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of our oral probiotic technology has been undertaken solely in animals. Those studies have shown our technology to be effective at helping to reduce certain bacteria that are believed to cause periodontal disease. It is possible that our probiotic technology will not be effective in reducing those bacteria and will not improve periodontal health. If our oral probiotic technology is shown to be ineffective or harmful to humans, we will be unable to commercialize it and generate revenues from sales. To date the testing of the antibiotic substance, Mutacin 1140, has been undertaken solely in the laboratory. We have not yet conducted animal or human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

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

IF CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE AND WE MAY HAVE TO CEASE OPERATIONS.

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

          o    slower than expected patient recruitment; and

          o    government or regulatory delays.

         Results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would adversely affect our business and cause our stock price to decline and may cause us to cease operations.

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

         Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. We received notification from B.C. International Corporation on July 29, 2002 that a gene utilized in our licensed, patented strain of S. mutans infringes a patent which it holds under a license. Their notification did not state that they intended to pursue legal remedies. Our management does not believe the gene in question infringes that patent. We have sent them correspondence setting out our position and we have not heard anything further from them. If necessary, we are prepared to assert our rights vigorously with respect to such matter. If litigation should ensue and we are unsuccessful in that litigation, we could be enjoined for a period of time from marketing products which infringe any valid patent rights held or licensed by B.C. International Corporation and/or we could owe substantial damages. If we become involved in any claims, litigation, interference or other administrative proceedings, we may incur substantial expense and the efforts of our technical and management personnel may be significantly diverted. Any future claims or adverse determinations with respect to our intellectual property rights may subject us to loss of our proprietary position or to significant liabilities, may require us to seek licenses from third parties, cause delays in the development and release of new products or services and/or may restrict or prevent us from manufacturing and selling certain of our products. If we are required to seek licenses from third parties, costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all.

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

         Delays in or rejection of FDA or other government entity approval of our technologies may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States. In the United States more stringent FDA oversight in product clearance and enforcement activities could result in our experiencing longer approval cycles, more uncertainty, greater risk, and higher expenses. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive FDA approval to market products based on our licensed, patented technologies for broader or different applications or to market updated products that represent extensions of our basic technologies. In addition, we may not receive FDA approval to export our products based on our licensed, patented technologies in the future, and countries to which products are to be exported may not approve them for import.

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

THERE IS UNCERTAINTY RELATING TO FAVORABLE THIRD-PARTY REIMBURSEMENT IN THE UNITED STATES. IF WE CAN'T OBTAIN THIRD PARTY REIMBURSEMENT FOR PRODUCTS BASED ON OUR TECHNOLOGIES, IT COULD LIMIT OUR REVENUE.

         In the United States, success in obtaining payment for a new product from third parties such as insurers depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. If we are unable to obtain favorable third party reimbursement and patients are unwilling or unable to pay for our products out-of-pocket, it could limit our revenue and harm our business.

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

         Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering and through December 31, 2004 our stock price has fluctuated from $4.50 to $1.69 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of December 31, 2004, there were 14,594,924 shares of our common stock outstanding, with another 276,180 shares of common stock issuable upon exercise of our underwriter warrants, 1,070,000 shares issuable upon exercise of options issued and an additional 430,000 shares available for issuance under our stock option plans. The issuance of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. We had approximately 3,960,317 shares of common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements. These shares are released from escrow periodically in three- and six -month increments and are subject to the limitations of the respective escrow agreements. Of these shares 3,690,344 are held by principals of the Company and 269,973 are held by the University of Florida Research Foundation, Inc. Through December 31, 2004, approximately 4,510,421 shares held by principals (including a former director) and 329,967 shares held by the University of Florida Research Foundation, Inc. were released from escrow. The released shares held by the principals (excluding the former director) may now be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly. The shares held by the University of Florida Research Foundation, Inc. are eligible for resale without restriction.

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

         If our common stock is de-listed from the American Stock Exchange, trading in our common stock would be conducted, if at all, on the NASD's OTC Bulletin Board in the United States. This would make it more difficult for shareholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock.

WE MUST MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION STATEMENT IN CONNECTION WITH SHARES AND WARRANTS ISSUED IN CONNECTION WITH OUR PRIVATE PLACEMENT.

         We may need to meet state registration requirements for sales of securities in states where an exemption from registration is not otherwise available. There are currently 276,180 shares of common stock issuable upon exercise of the underwriter warrants at $1.25 per share that were issued in connection with our initial public offering and expire on June 24, 2005. In addition, there are 162,500 shares of common stock issuable upon exercise of warrants issued in connection with our private placement, 25,000 at an exercise price of $2.75 and 137,500 at an exercise price of $3.50 expiring November 30, 2008. We are obligated to maintain an effective registration statement in connection with the resale of shares issued and acquired upon exercise of warrants issued in connection with our private placement. It is possible that we may be unable to cause a registration statement covering the common stock underlying these shares and shares issuable upon exercise of the warrants to be effective or to maintain the effectiveness of such registration. There can be no assurance that we will be able to maintain an effective registration statement relating to the resale of our common stock. If we are unable to maintain an effective registration for the resale of common stock issued in connection with our private placement and upon exercise of the warrants, we may be subject to claims by the holders of such shares and warrants.

WE HAVE LIMITED RESOURCES WHICH EXPOSES US TO POTENTIAL RISKS RESULTING FROM NEW INTERNAL CONTROL REQUIREMENTS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

         We are evaluating our internal controls in order to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. We are a small company with limited resources that will make it difficult for us to timely comply with the requirements of Section 404. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending December 31, 2006.

         In addition, in our system of internal controls we may rely on the internal controls of third parties such as payroll service providers. In our evaluation of our internal controls, we will consider the implication of our reliance on the internal controls of third parties. Until we have completed our evaluation, we are unable to determine the extent of our reliance on those controls, the extent and nature of the testing of those controls, and remediation actions necessary where that reliance cannot be adequately evaluated and tested.

FORWARD-LOOKING STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "Oragenics," "Company," "we," "our," and "us" refer to Oragenics, Inc. The words "expect," "believe," "goal," "plan," "intend," "anticipate," "estimate," "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of Oragenics, our directors or our officers about Oragenics and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to develop and market our products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our ability to respond to and meet regulatory demands; and (vi) our expectation with respect to generating near-term revenue from our oral probiotic technology. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed above and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS.

         Incorporated by reference to pages F-1 to F-17 at the end of this report.

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

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

         Certain information required by Part III is omitted from this Report in that we expect to file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of its fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for our 2005 annual meeting of shareholders (the "Proxy Statement"), and certain information included in the Proxy Statement will be incorporated herein by reference.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item 9 with respect to identification of our directors will be included under the captions "Proposal I Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference to our Proxy Statement. We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our Directors, officers and employees, including our principal executive officer and principal financial officer. The Code is posted on our website at www.oragenics.com. We intend to disclose any amendments to the Code by posting such amendments on our website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item 10 with respect to management remuneration and transactions is incorporated herein by reference to our Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 11 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 12 with respect to transactions between us and certain related entities is incorporated herein by reference to our Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         Incorporated by reference to the Exhibit Index immediately following the signature page.

         (b) Reports on Form 8-K:

         We filed Form 8-K's on October 7, 2004, October 13, 2004, November 30, 2004 and December 1, 2004, relating to (i) our de-listing from the TSX Venture Exchange; (ii) our presentation at the Rodman and Renshaw Techvest 6th Annual Healthcare Conference; (iii) FDA lifting its clinical hold for our technology for the prevention of dental caries; and, (iv) the closing on a private financing raising $687,500 and the disclosure of financial estimates used in the financing document.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this Item 14 is incorporated herein by reference to our Proxy Statement under the heading "Principal Accountant Fees and Services."

                                 Oragenics, Inc.

                              Financial Statements

                     Years ended December 31, 2004 and 2003


                                    CONTENTS

Index to Financial Statements................................................F-1

Report of Independent Registered Certified Public Accounting Firm on
Financial Statements.........................................................F-2

Audited Financial Statements
     Balance Sheet...........................................................F-3
     Statements of Operations................................................F-4
     Statements of Changes in Stockholders' Equity (Deficit).................F-5
     Statements of Cash Flows................................................F-6
     Notes to Financial Statements...........................................F-7

Report of Independent Registered Certified Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of
Oragenics, Inc.

We have audited the accompanying balance sheet of Oragenics, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Oragenics, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses, negative operating cash flows and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

January 28, 2005 except for Note 11, as to
which the date is February 24, 2005
Tampa, Florida                                      Certified Public Accountants

                                 Oragenics, Inc.

                                  Balance Sheet
                                December 31, 2004


ASSETS
Current assets:
  Cash and cash equivalents                                         $ 3,666,244
  Prepaid expenses and other current assets                             108,895
                                                                    -----------
Total current assets                                                  3,775,139

Property and equipment, net                                             690,932
                                                                    -----------
Total assets                                                        $ 4,466,071
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $   429,627
                                                                    -----------
Total current liabilities                                               429,627

Stockholders' equity:
  Preferred stock, no par value; 20,000,000 shares authorized;
     none issued and outstanding                                             --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
     14,594,924 shares issued and outstanding                            14,595
  Additional paid in capital                                          9,493,833
  Accumulated deficit                                                (5,471,984)
                                                                    -----------
Total stockholders' equity                                            4,036,444
                                                                    -----------
Total liabilities and stockholders' equity                          $ 4,466,071
                                                                    ===========

See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Operations

                                                                    YEAR ENDED DECEMBER 31
                                                                    2004             2003
                                                               -----------------------------
Revenue                                                        $    196,210     $         --

Operating expenses:
  Research and development                                        1,990,979          929,355
  General and administration                                      1,329,983          738,596
                                                               -----------------------------
Total operating expenses                                          3,320,962        1,667,951
                                                               -----------------------------

Loss from operations                                             (3,124,752)      (1,667,951)

Other income (expense):
  Interest income                                                    47,306            7,874
  Interest expense                                                     (442)         (12,877)
                                                               -----------------------------
Total other income (expense), net                                    46,864           (5,003)
                                                               -----------------------------

Loss before income taxes                                         (3,077,888)      (1,672,954)
  Income tax benefit                                                     --               --
                                                               -----------------------------
Net loss                                                       $ (3,077,888)    $ (1,672,954)
                                                               =============================

Basic and diluted net loss per share                           $      (0.22)    $      (0.15)
                                                               =============================

Shares used to compute basic and diluted net loss per share      14,118,129       10,814,198
                                                               =============================


See accompanying notes.

                                 Oragenics, Inc.

             Statements of Changes in Stockholders' Equity (Deficit)

                                                   COMMON STOCK             ADDITIONAL                       TOTAL
                                             --------------------------      PAID IN      ACCUMULATED    STOCKHOLDERS'
                                                SHARES       AMOUNT          CAPITAL        DEFICIT    EQUITY (DEFICIT)
                                             --------------------------------------------------------------------------
Balance at December 31, 2002                   9,425,704    $     9,426    $   628,234     $  (721,142)    $   (83,482)
  Issuance of common stock and warrants        2,500,000          2,500      2,280,112              --       2,282,612
  Exercise of common stock warrants            1,370,500          1,370      2,628,817              --       2,630,187
  Compensation expense relating to option
    issuances                                         --             --        283,534              --         283,534
  Net loss                                            --             --             --      (1,672,954)     (1,672,954)
                                             -------------------------------------------------------------------------
Balance at December 31, 2003                  13,296,204         13,296      5,820,697      (2,394,096)      3,439,897
  Exercise of common stock warrants            1,048,720          1,049      3,034,724              --       3,035,773
  Costs associated with filing initial
    public offering post effective
    amendment                                         --             --        (62,421)             --         (62,421)
  Issuance of common stock and warrants          250,000            250        544,676              --         544,926
  Compensation expense relating to option
    issuances                                         --             --        156,157              --         156,157
  Net loss                                            --             --             --      (3,077,888)     (3,077,888)
                                             -------------------------------------------------------------------------
Balance at December 31, 2004                  14,594,924    $    14,595    $ 9,493,833     $(5,471,984)    $ 4,036,444
                                             =========================================================================


See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31
                                                                      2004            2003
                                                                  ---------------------------
OPERATING ACTIVITIES
  Net loss                                                        $(3,077,888)    $(1,672,954)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                       41,987          12,545
    Non-cash issuance of common stock and common stock options             --          54,000
    Stock-based compensation expense                                  156,157         229,534
    Changes in operating assets and liabilities:
      Costs associated with initial public offering                        --         271,937
      Prepaid expenses and other current assets                       (84,258)        (15,896)
      Accounts payable and accrued expenses                           289,013         (92,197)
      Accrued interest                                                (25,582)          8,120
      Deferred compensation                                           (44,672)        (13,999)
                                                                  ---------------------------
Net cash used in operating activities                              (2,745,243)     (1,218,910)

INVESTING ACTIVITY
  Purchases of property and equipment                                (690,548)        (50,258)
                                                                  ---------------------------
Net cash used in investing activity                                  (690,548)        (50,258)

FINANCING ACTIVITIES
  Proceeds from notes payable to stockholders                              --         175,000
  Payment of notes payable to stockholders                                 --        (260,454)
  Net proceeds from issuance of common stock                        3,518,278       4,912,799
                                                                  ---------------------------
Net cash provided by financing activities                           3,518,278       4,827,345
                                                                  ---------------------------

Net increase in cash and cash equivalents                              82,487       3,558,177
Cash and cash equivalents at beginning of year                      3,583,757          25,580
                                                                  ---------------------------
Cash and cash equivalents at end of year                          $ 3,666,244     $ 3,583,757
                                                                  ===========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Common stock and common stock options issued in
     connection with investment bank and
     related financing services                                   $        --     $    54,000
                                                                  ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                     $    26,024     $     4,757
                                                                  ===========================

See accompanying notes.

                                 Oragenics, Inc.

                          Notes to Financial Statements

                                December 31, 2004


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oragenics, Inc. is dedicated to developing technologies associated with oral health, broad spectrum antibiotics and other general health benefits. The Company has licensed two unique technologies from the University of Florida: replacement therapy for the prevention of tooth decay and mutacin 1140, a novel antibiotic. The Company has also developed a probiotics technology to provide protection against the causative organisms of periodontal disease and has licensed two related platform technologies that enable the simple, fast identification of gene targets associated with the natural onset and progression of infections, cancers and other diseases.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,077,888 for the year ended December 31, 2004 and as of that date had an accumulated deficit of $5,471,984. Cash used in operations for the years ended December 31, 2004 and December 31, 2003 was $2,745,243 and $1,218,910, respectively, and cash flow from operations was negative throughout 2004. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2004 will be insufficient to meet the business objectives as presently structured. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management's plans include seeking financing, alliances or other partnership agreements with entities interested in the Company's technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company's operations and research and development programs.

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings. During 2004 the Company conducted a private placement to raise capital. During 2005 the Company expects to raise additional capital through selling additional debt or equity securities on terms acceptable to the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. The Company's future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company's current stockholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail their current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund their operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONCENTRATIONS OF CREDIT RISK

The Company's cash and cash equivalents are deposited in two financial institutions and consist of demand deposits and overnight repurchase agreement investments.

                                 Oragenics, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset (five years).

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

                                 Oragenics, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                            YEARS ENDED DECEMBER 31
                                                                             2004              2003
                                                                        --------------------------------
             Net loss, as reported                                      $ (3,077,888)     $ (1,672,954)
             Add:  Total stock-based employee compensation expense
                reported in net loss                                          156,157           229,534
             Deduct: Total stock-based employee compensation
                  expense determined under fair value based method
                  for all awards                                            (152,545)          (44,371)
                                                                        --------------    --------------
             Pro forma net loss                                         $ (3,074,276)     $ (1,487,791)
                                                                        ==============    ==============

             Loss per share:
                      Basic and diluted - as reported                         $(0.22)           $(0.15)
                      Basic and diluted - pro forma                           $(0.22)           $(0.14)
             Shares used to compute basic and diluted net loss per
                  share                                                   14,118,129        10,814,198

NET LOSS PER SHARE

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Because the Company reported a net loss for all periods presented, shares associated with the stock options and warrants are not included because they are antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented.

REVENUE RECOGNITION

Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2004 and 2003.

RESEARCH AND DEVELOPMENT EXPENSES

Expenditures for research and development are expensed as incurred. The majority of the Company's activities are research and development related.

                                 Oragenics, Inc.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts expected to be realized by the use of a valuation allowance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share Based Payment" ("FAS 123(R)"), which is a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation" ("Statement 123"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends FAS Statement No. 95, "Statement of Cash Flows". FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123 (R) on January 1, 2006.

FAS 123(R) permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method to adopt prior to the effective date of FAS 123(R).

The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to the financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2003 and 2004.

As permitted by Statement 123, the Company currently accounts for share-based payments using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

                                 Oragenics, Inc.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2004:

               Leasehold improvements             $   469,327
               Laboratory equipment                   226,070
               Office and computer equipment           54,127
                                                  -----------
                                                      749,524
               Accumulated depreciation               (58,592)
                                                  -----------
                                                  $   690,932
                                                  ===========

Depreciation expense for 2004 and 2003 was $41,987 and $12,545, respectively.


3. OBLIGATIONS TO STOCKHOLDERS

The Company issued promissory notes for cash to two stockholders in the amounts of $69,604 and $15,000 in 2001 and 1999, respectively. These notes were payable upon demand and accrued interest at 7% per year. The principal portion of the notes was repaid in December 2003 and related accrued interest totaling $18,452 was paid in January 2004.

In 2003, the Company issued two demand promissory notes to a stockholder in the amounts of $100,000 and $75,000 bearing interest at 10% per annum. Both notes and interest totaling $4,757 were repaid in June 2003.

At December 31, 2004 and 2003, $75,000 was owed and included in accounts payable and accrued expenses for consulting services provided by a stockholder of the Company in prior years. In January 2005, $20,000 was paid on this obligation. No interest is being accrued on this outstanding debt.


4. DEFERRED COMPENSATION

During 2000, the Company entered into a two-year employment agreement with an officer and shareholder. The agreement provided for the deferral of compensation until a certain level of investment funding was received and required the Company to accrue interest on the deferred balance at 7% per year. Beginning July 1, 2001, the agreement was amended whereby the deferral of compensation ceased. No compensation expense was recognized in 2004 or 2003 and interest expense relating to the employment agreement for the years ended December 31, 2004 and 2003 was $0 and $2,409, respectively. In January 2004, payments totaling $41,539 were made in settlement of this obligation.

Between December 2002 and June 2003, compensation payments totaling $149,263 to three officers of the Company were deferred due to limited cash flow of the Company. As of December 31, 2003, payments of $139,000 were made and the balance of $10,263 was paid in January 2004. There was no provision to pay interest on these deferred compensation payments.

                                 Oragenics, Inc.

5. STOCKHOLDERS' EQUITY

COMMON STOCK

On June 24, 2003, the Company completed the filing of 2,400,000 units at $1.25 per unit as an initial public offering (IPO) for gross proceeds of $3,000,000. Each unit consisted of one share of the Company's common stock, one-half Series A Common Share Purchase Warrant and one-half Series B Common Share Purchase Warrant. One whole Series A warrant allowed the holder to purchase a share of the Company's stock at $2.00 per share until December 24, 2003. All Series A warrants were exercised before the expiration date providing proceeds to the Company of $2,400,000. One whole Series B warrant allowed the holder to purchase a share of the Company's stock at $3.00 per share until March 24, 2004. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. As of December 31, 2004, 223,820 underwriter warrants were exercised providing proceeds to the Company of $279,775. The cost of the IPO, including the filing of a post effective amended registration statement in October 2004, was $779,809 including the agent's commission.

On November 30, 2004, the Company completed a private placement of its stock through an underwriter selling 25 units at $27,500 per unit totaling $687,500. Each unit consisted of 10,000 shares of common stock and 5,000 warrants to purchase common stock at a price of $3.50 per share until November 30, 2008. The total cost associated with this financing was approximately $142,500 including the underwriter's commission.

STOCK COMPENSATION PLAN

The Company's 2002 Stock Option and Incentive Plan (the Plan) was adopted by the Board of Directors (the Board). The purpose is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. As of December 31, 2004, the Company had not awarded stock appreciation rights or restricted stock under the Plan. The Company has reserved an aggregate of 1,500,000 shares of common stock for grants under the Plan, of which 430,000 shares are available for future grants as of December 31, 2004. The exercise price of each option shall be determined by the Board and an option's maximum term is five years.

In September 2002, the Company issued 195,000 options that were re-priced upon the change in the initial public offering price. As a result, these options were subjected to variable accounting treatment. In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), stock options must be accounted for as variable under such circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options until the options are exercised, cancelled, or forfeited without replacement. Compensation is dependent on fluctuations in the quoted stock prices for the Company's common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled, or forfeited, after which time the compensation will be recognized immediately at each reporting period. During 2004 and 2003, the Company recognized compensation expense of $156,157 and $229,534, respectively.

                                 Oragenics, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's outstanding stock options, including employee stock options discussed above, as of December 31, 2004 and 2003 and changes during the periods ending on those dates is presented below:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                    OPTION PRICE     EXERCISE
                                         OPTIONS      PER SHARE       PRICE
                                       ----------------------------------------

      Outstanding at January 1, 2003      315,000  $         1.25    $   1.25
      Granted                             285,000  $  2.65 - 4.00    $   3.29
                                       ----------------------------------------
      Outstanding at December 31, 2003    600,000     1.25 - 4.00        2.22
      Forfeited                          (20,000)            2.65        2.65
      Granted                             175,000     3.30 - 4.25        3.83
      Granted                             315,000     2.25 - 2.65        2.38
                                       ----------------------------------------
      Outstanding at December 31, 2004  1,070,000     1.25 - 4.25    $   2.52
                                       ========================================

      Exercisable at end of year          246,667  $  1.25 - 4.00    $   1.89
                                       ========================================

The range of exercise price is $1.25 to $4.25 per share. The weighted-average per option fair value of options granted during 2004 and 2003 was $1.48 and $1.26, respectively, and the weighted average remaining contractual life of those options is 4.3 years. Options vest over a period of three to four years from respective grant dates and the options expire 5 years after the date of grant. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted average risk-free interest rate of 1.00-2.87%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 55%; and an expected life of the option of four years.


6. LICENSES

The Company has two license agreements with the University of Florida Research Foundation, Inc. ("UFRF") for their technologies. The Company issued 599,940 shares of common stock as partial consideration. The license agreements provide for, among other things, the Company to make minimum annual research expenditures of $600,000 in 2003 and $1,000,000 thereafter, to adhere to specific milestones and pay royalties on product sales, which beginning December 31, 2005 will be a minimum of $50,000 annually per agreement. The agreement also required the Company to pay $100,000 to UFRF as reimbursement for patent filing costs upon the closing of any financing in excess of $1,000,000. If the Company fails to perform certain of its obligations, UFRF may terminate the license agreements. Upon completion of the initial public offering in June 2003, the Company paid UFRF $100,000.

                                 Oragenics, Inc.

In March 2004, the Company licensed from iviGene Corporation, a company whose major shareholders also own a significant number of shares of the Company's common stock, applications of two novel technologies referred to as IVIAT and CMAT. Our license provides us with exclusive worldwide rights to this broad platform technology in the areas of cancer and tuberculosis, as well as agricultural and other non-human uses. In return, we will pay royalties on revenues we are able to generate from any products developed using the technology, including royalties on sublicense fees, milestone payments and future product sales. Under the terms of our license with iviGene we are not obligated to make any payments to iviGene until we have achieved certain milestone or royalty payments, however, we are required to spend up to $200,000 annually on these technologies to maintain our license. To support the research for this technology in 2004, we received a Phase I Small Business Innovation Research Grant from the National Institute of Allergy and Infections Diseases (NIAID) of the National Institutes of Health (NIH) that paid to us $96,210.


7. RETIREMENT PLAN

In January 2004, the Company established a defined contribution retirement plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee contributions to the plan. During 2004, employee contributions are limited to $9,000 except for individuals 50 years or older for which the contribution limitation is $10,500. Total matching contributions made by the Company in 2004 were $28,315. There were no contributions made under the prior plan in 2003.


8. INCOME TAXES

At December 31, 2004, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

               Deferred tax assets:
                 Net operating loss carryforward     $    1,833,321
                 Consulting services                         28,223
                 Non qualified stock options                 64,977
                 Tax credits                                129,275
                                                     --------------
               Total deferred tax assets                  2,055,796
               Less valuation allowance                  (2,055,796)
                                                     --------------
               Total net deferred taxes              $           --
                                                     ==============

                                 Oragenics, Inc.

8. INCOME TAXES (CONTINUED)

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2004 and 2003:

                                                       YEAR ENDED DECEMBER 31
                                                        2004            2003
                                                    ---------------------------
       Income tax benefit computed at statutory
          federal rate of 34%                       $(1,046,482)    $  (568,804)
       State income tax benefits, net of federal
          expense/benefit                              (111,727)        (60,728)
       Change in valuation allowance                  1,178,040         596,049
       Non-deductible expenses                           60,721          60,303
       Research and development credit                  (80,552)        (32,512)
       Other                                                 --           5,692
                                                    ---------------------------
       Total                                        $        --     $        --
                                                    ===========================

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of $2,055,796 at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the year ended December 31, 2004 was $1,178,040. At December 31, 2004, the Company has available net operating loss carryforwards of $4,871,968 that begin to expire in 2022.

In connection with the initial public offering, it is possible that the Company experienced a change in control within the meaning of Section 382 of the Internal Revenue Code. If so, the ability of the Company to use its net operating losses may be limited and subject to annual limitation that could result in the expiration of some net operating losses prior to utilization.

                                 Oragenics, Inc.

9. COMMITMENTS AND CONTINGENCIES

The Company leased its laboratory and office space, as well certain equipment, under a 12-month cancelable operating lease with annual renewal options. Total rent expense under this lease was $47,376 and $33,583 for the years ended December 31, 2004 and 2003, respectively. The lease agreement ended in November 2004 when the Company moved into its new facility that is being leased from a real estate developer for a term of five years subject to renewal provisions. This operating lease agreement required the Company to pay a deposit of $6,400 and provides for monthly lease payments of $6,400, exclusive of utilities, insurance, sales taxes and real estate taxes. Total rent expense under this lease was $10,184 for the year ended December 31, 2004.

In addition, the Company has entered into certain operating leases for office equipment. Future annual minimum payments under all noncancelable operating leases are approximately as follows:

                       Year ended:

                          2005              $   84,200
                          2006                  86,600
                          2007                  88,600
                          2008                  87,800
                          2009                  82,600
                       Thereafter                   --
                                            ----------
                                            $  429,800
                                            ==========


10. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

                                                   2004
                             --------------------------------------------------
                               FIRST        SECOND       THIRD         FOURTH
                             ---------    ---------    ---------    -----------
Revenue ...................  $      --    $  44,235    $ 118,642    $    33,333
Total operating expenses ..    544,461      723,202      745,561      1,307,738
Net loss ..................   (537,440)    (667,662)    (613,770)    (1,259,016)

Loss per share:
Basic and Diluted .........  $    0.04    $    0.05    $    0.04    $      0.09

                                                   2003
                             --------------------------------------------------
                               FIRST        SECOND       THIRD         FOURTH
                             ---------    ---------    ---------    -----------
Total operating expenses ..  $ 207,899    $ 432,440    $ 398,426    $   629,186
Net loss ..................   (211,442)    (437,319)    (396,722)      (627,471)

Loss per share:
Basic and Diluted .........  $    0.02    $    0.05    $    0.03    $      0.05

                                 Oragenics, Inc.

11. SUBSEQUENT EVENT

On February 24, 2005, the Company entered into a Business Loan Agreement with a bank that will fund approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month payment of interest only and the remaining monthly payments of principal and interest of approximately $18,900 per month. Interest will be calculated at the prime rate as published in the Wall Street Journal (currently 5.5%) plus 1.00%. Interest can never be below 5.75% or above 17.5%. The loan is collateralized by the equipment being purchased, as well as all equipment currently owned by the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 11, 2005

                                ORAGENICS, INC.
                                (Registrant)


                                By: /s/ Mento A. Soponis
                                    ----------------------------------------
                                    Mento A. Soponis, Chief Executive
                                    Officer and President

                                By: /s/ Paul A. Hassie
                                    ----------------------------------------
                                    Paul A. Hassie, Chief Financial Officer,
                                    Secretary and Treasurer (Principal
                                    Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----

/s/ Mento A. Soponis        Chief Executive Officer              March 11, 2005
-------------------------   and President
Mento A. Soponis

/s/ Paul A. Hassie          Chief Financial Officer              March 11, 2005
-------------------------
Paul A. Hassie

/s David J. Gury            Chairman                             March 11, 2005
-------------------------
David J. Gury

/s/ Brian Anderson          Director                             March 11, 2005
-------------------------
Brian Anderson

/s/ Jeffrey D. Hillman      Director                             March 11, 2005
-------------------------
Jeffrey D. Hillman

/s/ Robert T. Zahradnik     Director                             March 11, 2005
-------------------------
Robert T. Zahradnik

                                  EXHIBIT INDEX

                    INCORPORATED BY REFERENCE           ----------- -------------- ---------- -----------
EXHIBIT                                                                                         FILING        FILED
NUMBER                EXHIBIT DESCRIPTION               FORM           FILE NO      EXHIBIT      DATE       HEREWITH
------                -------------------               ----           -------      -------      ----       --------
3.1       Amended and Restated Articles of              SB-2        333-100568        3.3      10/16/02
          Incorporation
3.2       Bylaws                                        SB-2        333-100568        3.2      10/16/02
4.1       Specimen Stock Certificate                    SB-2        333-100568        4.1      10/16/02
4.2       Specimen initial public offering              SB-2        333-100568        4.4      10/16/02
          underwriter's warrant certificate
4.3       Form of private placement warrant                                                                    X
4.4       Form of private placement Subscription                                                               X
          Agreement (including registration rights)
10.1      License Agreement between the Company and     SB-2        333-100568       10.1      10/16/02
          the University of Florida Research
          Foundation, Inc. effective August 4, 1998
          for Replacement Therapy for Dental Caries
          (the "Replacement Therapy License
          Agreement")
10.2      First Amendment to Replacement Therapy        SB-2        333-100568       10.2      10/16/02
          License Agreement dated September 15, 2000
10.3      Second Amendment to Replacement Therapy       SB-2        333-100568       10.3      10/16/02
          License Agreement dated June 2002
10.4      Third Amendment to Replacement Therapy        SB-2        333-100568       10.4      10/16/02
          License Agreement dated September 25, 2002
10.5      Fourth Amendment to Replacement Therapy       SB-2/A-3    333-100568       10.36      4/9/03
          License Agreement and Mutacin 1140 License
          Agreement dated March 2003
10.6      License Agreement between the Company and     SB-2        333-100568       10.5      10/16/02
          the University of Florida Research
          Foundation, Inc. effective June 22, 2000
          (the "Mutacin 1140 License Agreement")
10.7      First Amendment to the Mutacin 1140 License   SB-2        333-100568       10.6      10/16/02
          Agreement dated September 15, 2000
10.8      Second Amendment to the Mutacin 1140          SB-2        333-100568       10.7      10/16/02
          License Agreement dated June 10, 2002
10.9      Third Amendment to the Mutacin 1140 License
          Agreement dated September 25, 2002
10.10     Equity Agreement between the Company and      SB-2/A-2    333-100568       10.8      2/10/03
          the University of Florida Research
          Foundation dated August 4, 1998 (including
          registration rights)
10.11     Escrow Agreement between our principals,      SB-2        333-100568       99.10     10/16/02
          ourselves and Computershare Trust Company

EXHIBIT                                                                                         FILING        FILED
NUMBER                EXHIBIT DESCRIPTION               FORM           FILE NO      EXHIBIT      DATE       HEREWITH
------                -------------------               ----           -------      -------      ----       --------
10.12     Value Escrow Agreement between ourselves,     SB-2        333-100568       99.11     10/16/02
          the University of Florida Research
          Foundation, Inc. and Computershare Trust
          Company
10.20+    2002 Stock Option and Incentive Plan          SB-2        333-100568       99.16     10/16/02
10.21+    Amendment No. 1 to the 2002 Stock Option      DEF 14A     333-100568     App. E      4/22/04
          and Incentive Plan
10.22     Warrant Agent and Registrar Agreement         SB-2/A-1    333-100568       10.28     12/23/02
          between the Company and Computershare Trust
          Company
10.31     Proprietary Information Agreements between    SB-2        333-100568       99.23     10/16/02
          ourselves and Brian Anderson, Brian
          McAlister, Robert Zahradnik, Howard
          Kuramitsu, and Steven Projan
10.32*    Proprietary Information and Invention         SB-2        333-100568       99.4      10/16/02
          Agreement between the Company and Jeffrey
          D. Hillman
10.42*    Employment agreement of Mento Soponis         10-KSB      000-50614        10.42     3/17/04
10.43*    Employment agreement of Jeffrey Hillman       10-KSB      000-50614        10.43     3/17/04
10.44*    Employment agreement of Paul Hassie           10-KSB      000-50614        10.44     3/17/04
10.45     Memorandum of Agreement - License Agreement   10-QSB      000-50614        10.1      8/11/04
          between iviGene Corporation and the Company
10.46     Lease Agreement between the Company and                                                              X
          Hawley-Wiggins LLC dated January 28, 2004;
          Subordination Agreement dated April 14,
          2004; and First Amendment dated November
          15, 2004

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

---------
*   management contract
+   compensatory plan or arrangement