Form 10QSB
period 2005-03-31
ORAGENICS INC
filed 2005-05-13
CIK 1174940

================================================================================

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005.

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

                            13700 Progress Boulevard
                             Alachua, Florida 32653
                    (Address of principal executive offices)

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

As of May 13, 2005, there were 14,597,224 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

================================================================================

                                                                                                                Page
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004                              3

                Statements of Operations for the Three Months ended March 31, 2005 and 2004
                    (unaudited)                                                                                    4

                Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004
                    (unaudited)                                                                                    5

                Notes to Financial Statements (unaudited)                                                          6

Item 2.         Management's Discussion and Analysis or Plan of Operations                                        10

Item 3.         Controls and Procedures                                                                           28


PART II - OTHER INFORMATION

 Item 2.        Changes in Securities and Small Business Issuer Purchases of Equity Securities                    29

 Item 6.        Exhibits                                                                                          29

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 Oragenics, Inc.

                                 Balance Sheets


                                                                    March 31,       December 31,
                                                                       2005              2004
                                                                  --------------    --------------
                                                                    (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                         $    2,381,383    $    3,666,244
Prepaid expenses and other current assets                                209,018           108,895
                                                                  --------------    --------------
Total current assets                                                   2,590,401         3,775,139

Property and equipment, net                                            1,203,591           690,932
                                                                  --------------    --------------
     Total assets                                                 $    3,793,992    $    4,466,071
                                                                  ==============    ==============

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                             $      277,544    $      429,627
Current portion of notes payable                                         192,858                --
                                                                  --------------    --------------
Total current liabilities                                                470,402           429,627

Long term liabilities:
Notes payable                                                            363,503                --
                                                                  --------------    --------------
Total liabilities                                                        833,905           429,627

Stockholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized;
     none issued and outstanding at March 31, 2005 and December
     31, 2004                                                                 --                --

Common stock, $0.001 par value; 100,000,000 shares authorized;
     14,597,224 and 14,594,924 shares issued and outstanding at
     March 31, 2005 and December 31, 2004, respectively                   14,597            14,595
Additional paid in capital                                             9,283,604         9,493,833
Accumulated deficit                                                   (6,338,114)       (5,471,984)
                                                                  --------------    --------------
Total stockholders' equity                                             2,960,087         4,036,444
                                                                  --------------    --------------
     Total liabilities and stockholders' equity                   $    3,793,992    $    4,466,071
                                                                  ==============    ==============

See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                            Three months ended
                                                                 March 31
                                                       ----------------------------
                                                           2005            2004
                                                       ------------    ------------

Revenue                                                $         --    $         --

Operating expenses:
 Research and development                                   647,186         262,295
 General and administration                                 231,919         282,166
                                                       ------------    ------------
Total operating expenses                                    879,105         544,461
                                                       ------------    ------------

Loss from operations                                       (879,105)       (544,461)

Other income (expense):
 Interest income                                             14,620           7,021
 Interest expense                                            (1,645)             --
                                                       ------------    ------------
Total other income (expense), net                            12,975           7,021
                                                       ------------    ------------

Net loss                                               $   (866,130)   $   (537,440)
                                                       ============    ============


Basic and diluted net loss per share                   $      (0.06)   $      (0.04)
                                                       ============    ============
Shares  used to compute  basic and  diluted net loss
per share                                                14,596,866      13,413,558
                                                       ============    ============






See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                         Three months ended March 31
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------
Operating activities
Net loss                                                $   (866,130)   $   (577,440)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation                                               48,803           5,163
   Stock-based compensation expense (credit)                (213,102)         (9,445)
   Changes in operating assets and liabilities:
     Prepaid expenses                                       (100,123)         (2,322)
     Accounts payable and accrued expenses                  (152,083)         69,166
     Accrued interest                                             --         (25,582)
     Deferred compensation                                        --         (44,672)
                                                        ------------    ------------
Net cash used in operating activities                     (1,282,635)       (545,132)

Investing activity
Purchases of property and equipment                         (561,462)        (24,212)
                                                        ------------    ------------
Net cash used in investing activity                         (561,462)        (24,212)

Financing activities
Net proceeds from issuance of common stock                     2,875       2,997,906
Proceeds from note payable                                   556,361              --
                                                        ------------    ------------
Net cash provided by financing activities                    559,236       2,997,906
                                                        ------------    ------------

Net (decrease) increase in cash and cash equivalents      (1,284,861)      2,428,562
Cash and cash equivalents at beginning of period           3,666,244       3,583,757
                                                        ------------    ------------
Cash and cash equivalents at end of period              $  2,381,383    $  6,012,319
                                                        ============    ============


See accompanying notes.

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)


1.    Organization and Significant Accounting Policies

      Oragenics, Inc. (formerly known as Oragen, Inc.) (the Company) was incorporated in November 1996; however, operating activity did not commence until 1999. We are dedicated to developing technologies associated with oral health, broad spectrum antibiotics and general health benefits.

Basis of Presentation

      The accompanying unaudited condensed financial statements as of and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future period.

      t 6 0 These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 which are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 14, 2005. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believed its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. In February 2005, the Company entered into an agreement with an investment advisory firm to assist in raising additional capital by acting as a financial advisor and placement agent. Although the Company is continuing to work with the investment advisory firm, there can be no assurance that additional financing will be available on acceptable terms, or at all. Without sufficient capital to fund our operations, we will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

1.    Organization and Significant Accounting Policies (continued)

Stock-Based Compensation

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


                                                                Three months ended
                                                                     March 31
                                                                2005            2004
                                                            ------------    ------------

Net loss, as reported                                       $   (866,130)   $   (537,440)


Less: Effect of stock-based employee compensation expense
     (credit) included in reported net loss                     (213,102)         (9,445)

Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards                                                      (58,455)        (30,747)
                                                            ------------    ------------

Pro forma net loss                                          $ (1,137,687)   $   (577,632)
                                                            ============    ============

Net loss per share:
Basic and diluted --as reported                             $      (0.06)   $      (0.04)
                                                            ============    ============
Basic and diluted --pro forma                               $      (0.08)   $      (0.04)
Shares used to compute basic and diluted net loss per
     share                                                    14,596,866      13,413,558
                                                            ============    ============

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

2.    Initial Public Offering

      On June 24, 2003, the Company completed the filing of 2,400,000 units at $1.25 per unit as an initial public offering (IPO) for gross proceeds of $3,000,000. Each unit consisted of one share of the Company's common stock, one-half Series A Common Share Purchase Warrant and one-half Series B Common Share Purchase Warrant. One whole Series A warrant allowed the holder to purchase a share of the Company's stock at $2.00 per share until December 24, 2003. All Series A warrants were exercised before the expiration date providing proceeds to the Company of $2,400,000. One whole Series B warrant allowed the holder to purchase a share of the Company's stock at $3.00 per share until March 24, 2004. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. As of March 31, 2005, 226,120 underwriter warrants were exercised providing proceeds to the Company of $282,650. The cost of the IPO, including the filing of a post effective amended registration statement in October 2004, was $779,809 including the agent's commission.


      Through March 31, 2005 we have applied a total of $6,284,768 of the $7,889,041 in net proceeds from our initial public offering as follows:

         Reduction of notes payable and accrued interest thereon to directors and officers:

           Brian McAlister (Cornet Capital Corp.)      $  179,757
           Robert Zahradnik                                88,477
           Jeffrey Hillman                                 15,429
      Deferred compensation payable to officers           189,302
      Patent expenses paid to University of Florida       100,000
      Regulatory consulting and clinical trial costs      552,488
      Mutacin 1140 production research                    535,564
      Pre-clinical research                             1,966,564
      General and administration costs                  1,937,040
      Purchase of computer and laboratory equipment       720,147
                                                       ----------
                                                       $6,284,768

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

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

3.    Net Loss Per Share

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

4.    Note Payable

      On February 24, 2005, the Company entered into a Business Loan Agreement with a bank that will fund approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month's payment of interest only and the remaining monthly payments of principal and interest of approximately $18,900 per month. Interest will be calculated at the prime rate as published in the Wall Street Journal (5.75% at March 31, 2005) plus 1.00%. Interest can never be below 5.75% or above 17.5%. The loan is collateralized by the equipment being purchased, as well as all equipment currently owned by the Company and the agreement requires the Company to maintain working capital of $750,000. During the quarter ended March 31, 2005, the Company incurred interest of $1,645 on the outstanding principal of $556,361. It is anticipated that the Company will draw approximately $59,000 in additional proceeds under the terms of this loan in the second quarter of 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 14, 2005.

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

      We are currently seeking to develop several products, each of which address potentially large market opportunities:

            Replacement therapy is a single, painless one-time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans, which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. Replacement therapy permanently replaces resident acid-producing Streptococcus mutans with a patented, genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating later stages of clinical testing.

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

            Mutacin 1140 is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin bacteria was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. We currently plan to wait to begin animal studies until we obtain sufficient financial resourses. See Liquidity and Capital Resources discussion below.

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

      2.    Complete one human study.

Mutacin 1140

      1. Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application submission.

      2.    Submit an investigational new drug application to the FDA.

      The above actions, individually and in the aggregate, are expected to be costly and will require additional capital to undertake and complete. To the extent our current capital limits our ability to pursue our technologies under development, we expect our progress to be limited in the near-term to focus on Replacement Therapy. See Liquidity and Capital Resources below. We currently believe, providing funding is obtained, that we will be able to begin to generate ongoing revenue from our development efforts with our oral probiotics technology sometime in the next eighteen to twenty-four months. This time period could change depending on the progress of our development efforts and our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

      We had no revenues in the three months ended March 31, 2005 and 2004. Our operating expenses increased 61% to $879,105 in the three months ended March 31, 2005 from $544,461 in the same period in 2004. Research and development expenses increased 147% to $647,186 in the three months ended March 31, 2005 from $262,295 in the same period in 2004, reflecting the hiring of additional research staff amounting to approximately $93,000, contract manufacturing and conduct of the replacement therapy clinical trials totaling approximately $212,000, use of consultants costing approximately $40,000 on our mutacin 1140 and probiotic technologies, increased depreciation for new equipment purchased amounting to approximately $39,000, increased costs for supplies of approximately $30,000 as a result of the increase in our research staff and increased costs to operate our new facilities amounting to approximately $22,000, minimum royalty payments for our technologies of $25,000, less a reduction in expenses in connection with compensation expense for options approximating $76,000 caused by a significantly lower stock price in 2005. General and administration expenses decreased 18% to $231,919 in the three months ended March 31, 2005 from $282,166 in the same period in 2004, reflecting the reduction in expenses in connection with compensation expense for options approximating $127,000 caused by a significantly lower stock price in 2005, offset by increased costs for additional personnel amounting to approximately $35,000, for financial audit services approximating $28,000, and for directors' and officers' liability insurance coverage approximating $14,000.

      Interest income increased 108% to $14,620 in the three months ended March 31, 2005 from $7,021 during the same period in 2004, reflecting the higher average cash balances maintained during most of the quarterly period in 2005, as well as higher interest rates in 2005. We incurred interest expense of $1,645 in the three months ended March 31, 2005 as result of the initial draw on a note payable to our bank of approximately $229,500 on February 24, 2005. There was no interest expense in the same period in 2004 as we had no outstanding debt that incurred interest charges.

      We incurred net losses of $866,130 and $537,440 during the three months ended March 31, 2005 and 2004, respectively. The increase in our net loss amounting to $328,690 was principally caused by our hiring additional personnel and the increase in costs associated with supporting those employees, the costs to support our clinical trial for our replacement therapy technology and the increase in consulting fees to support our other research efforts.


Liquidity and Capital Resources

      Our operating activities used cash of $1,282,635 for the three months ended March 31, 2005 and $545,132 for the three months ended March 31, 2004. Our working capital was $2,119,999 as of March 31, 2005. Cash used by operations in the three months ended March 31, 2005 resulted primarily from our net loss from operations of $866,130, as well as an increase in prepaid expenses of approximately $100,000, a decrease in accounts payable and accrued expenses of approximately $152,000, and adjustments for non-cash expenses for depreciation of approximately $49,000 and non-cash reversal of expenses for stock-based compensation of approximately $213,000.

      Our investing activities used cash of $561,462 for the three months ended March 31, 2005 for the acquisition of property and equipment. We anticipate spending less than $150,000 on additional property and equipment during the remainder of 2005.

      Our financing activities provided $559,236 in cash for the three months ended March 31, 2005, which consists primarily of $556,361 in proceeds from a note payable to our bank. On February 24, 2005, we entered into a Business Loan Agreement with our bank that will fund approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month's payment of interest only and the remaining monthly payments of principal and interest of approximately $18,900 per month. Interest will be calculated at the prime rate as published in the Wall Street Journal (5.75% at March 31, 2005) plus 1.00%. Interest can never be below 5.75% or above 17.5%. The loan is collateralized by the equipment being purchased as well as all equipment currently owned by the Company and the agreement requires the Company to maintain working capital of $750,000. It is anticipated that the Company will draw $59,000 in additional proceeds under the terms of this loan in the second quarter of 2005.

      We anticipate that direct costs in 2005 associated with preparing for and conducting clinical testing on our replacement therapy technology will be approximately $1,700,000, of which $330,000 was spent in the three months ended March 31, 2005. During the remainder of 2005, provided additional financing is obtained, we expect to spend approximately $670,000 for manufacturing clinical materials, $410,000 for conducting the clinical trials and $290,000 for employee salaries, fringe benefits, supplies and other related direct costs. Provided additional financing is obtained, we would also anticipate spending during the remainder of 2005 approximately $434,000 for performing animal studies on our mutacin 1140 technology. Such costs are expected to consist of approximately $165,000 for contract research, $135,000 for employee salaries and fringe benefits and $134,000 for laboratory supplies and other related direct costs.

      Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $6,338,114 as of March 31, 2005. Cash used in continuing operations for 2004 was $2,745,243 and for the first three months of 2005 was $1,282,635. At March 31, 2005, our principal source of liquidity was $2,381,383 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

      Our capital requirements during the remainder of 2005 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies, and the success of pursuing strategic licensing and funded product development relationships with external partners. We expect to incur substantial expenditures to further develop each of our technologies including continued increases in personnel and costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We believe our working capital at March 31, 2005 is not sufficient to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

      In February 2005, we entered into an agreement with an investment advisory firm to assist us in raising additional capital by acting as a financial advisor and placement agent. We continue to work with the investment advisory firm toward that goal. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. Our future success depends on our ability to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution.

      To date, we have not obtained financing sufficient to support our plans going forward. Until such time as additional financing for our operations is obtained, we must substantially curtail our spending and preserve our remaining cash. Accordingly, we have taken immediate steps to significantly reduce our operating costs including, but not limited to, curtailing new hires, limiting the use of outside consultants and reducing other operating costs. These cost restraints may cause a delay in some of our development plans, however, we will seek to focus on our Replacement Therapy technology and the completion of Phase I clinical trials. As a result of these limits on spending, we currently believe we will have sufficient cash resources to continue operations through the end of 2005. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

Risk Factors Affecting Our Business

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-QSB and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings incorporated herein by reference modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-QSB and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.


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

      We have recorded minimal revenue to date and we have incurred a cumulative operating loss of approximately $6,331,000 through March 31, 2005. Since inception, we have substantially funded our operations from the public and private sales of our securities. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs. We expect to incur significant operating losses and negative cash flows over the next several years due to the costs of expanded research and development efforts and preclinical and clinical trials and hiring additional personnel. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We have limited capital resources and it is likely that we will require additional capital to meet our future capital requirements. At March 31, 2005 we had approximately $2,120,000 in available working capital and our budgeted expenditures for the remainder of 2005 currently exceed our available working capital. Accordingly, we have taken steps to substantially reduce our operating expenditures which will negatively impact our anticipated plans and development efforts going forward. We believe, absent any additional funds and considering the impact of our cost reduction plans, our existing cash will be sufficient to enable us to continue in operation through December 2005. Thereafter, without additional funding, we anticipate that we will need to discontinue our operations. There is no assurance that additional capital will be available to us or, if available, will be on terms acceptable to us. To the extent we have not been able to raise additional capital to date, the actions we are taking to reduce our costs of operations, may adversely impact future operations, employee morale, business relations and other aspects of our business. In addition, because adequate funds are not available to us, we will delay, scale back or eliminate the development of one or more of our products which would be harmful to our business. An increase in capital resulting from a capital raising transaction under adverse business circumstances could result in substantial dilution to existing holders of our common stock and adversely impact our stock price. If we are unable to raise additional capital, we will be unable to continue as a going concern and will have to cease operations.

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

It is possible we will be unable to find a method to produce Mutacin 1140 in large-scale commercial quantities. If we cannot, we will be unable to undertake the clinical trials that are required in order to obtain FDA permission to sell it, we will be unable to generate revenues from product sales, and we may have to cease operations.

      Our antibiotic technology, Mutacin 1140, is a substance produced by our genetically altered strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for manufacturing Mutacin 1140 in quantities sufficient to undertake the preclinical studies necessary to prepare an Investigational New Drug application to the FDA. We believe we will be able to optimize this methodology to allow large-scale commercial production of the antibiotic. However, this methodology may not be feasible for large-scale manufacture of the mutacin 1140 antibiotic. If we are not able to optimize this methodology, we will be unable to generate revenues from this technology and we may have to cease operations.

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

      Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering and through March 31, 2005 our stock price has fluctuated from $4.50 to $1.69 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock may depress our stock price.

      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 31, 2005, there were 14,597,224 shares of our common stock outstanding, with another 273,880 shares of common stock issuable upon exercise of our underwriter warrants, 935,000 shares issuable upon exercise of options issued and an additional 565,000 shares available for issuance under our stock option plans. The issuance of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. We had approximately 3,960,317 shares of common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements. These shares are released from escrow periodically in three- and six -month increments and are subject to the limitations of the respective escrow agreements. Of these shares 3,690,344 are held by principals of the Company and 269,973 are held by the University of Florida Research Foundation, Inc. Through March 31, 2005, approximately 4,510,421 shares held by principals (including a former director) and 329,967 shares held by the University of Florida Research Foundation, Inc. were released from escrow. The released shares held by the principals (excluding the former director) may now be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly. The shares held by the University of Florida Research Foundation, Inc. are eligible for resale without restriction.

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

      We may need to meet state registration requirements for sales of securities in states where an exemption from registration is not otherwise available. There are currently 273,880 shares of common stock issuable upon exercise of the underwriter warrants at $1.25 per share that were issued in connection with our initial public offering and expire on June 24, 2005. In addition, there are 162,500 shares of common stock issuable upon exercise of warrants issued in connection with our private placement, 25,000 at an exercise price of $2.75 and 137,500 at an exercise price of $3.50 expiring November 30, 2008. We are obligated to maintain an effective registration statement in connection with the resale of shares issued and acquired upon exercise of warrants issued in connection with our private placement. It is possible that we may be unable to cause a registration statement covering the common stock underlying these shares and shares issuable upon exercise of the warrants to be effective or to maintain the effectiveness of such registration. There can be no assurance that we will be able to maintain an effective registration statement relating to the resale of our common stock. If we are unable to maintain an effective registration for the resale of common stock issued in connection with our private placement and upon exercise of the warrants, we may be subject to claims by the holders of such shares and warrants.

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


Forward-Looking Statements

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "Oragenics," "Company," "we," "our," and "us" refer to Oragenics, Inc. The words "expect," "believe," "goal," "plan," "intend," "anticipate," "estimate," "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of Oragenics, our directors or our officers about Oragenics and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to develop and market our products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our ability to respond to and meet regulatory demands; and (vi) our expectation with respect to generating near-term revenue from our oral probiotic technology. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed above and elsewhere in this report and those set forth under "Risk Factors Affecting Our Business" in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      a.    None

      b.    None

      c.    None

      d. Note 2 of the Financial Statements included in Part I of this filing of Form 10-QSB as to use of proceeds through March 31, 2005 is hereby incorporated by reference.

      e.    None


ITEM 6.  EXHIBITS

      Exhibits    Item Description

      10.47 Business Loan Agreement, Collateral Security Agreement and Promissory Note between the Company and Merchants & Southern Bank dated February 24, 2005

      31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

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

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

********************************************************************************
                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2005.


                        ORAGENICS, INC.

                        BY: /s/ Mento A. Soponis
                            Mento A. Soponis, President and Principal
                            Executive Officer

                        BY: /s/ Paul A. Hassie
                            Paul A. Hassie, Secretary, Treasurer, Principal Accounting Officer and Principal Financial Officer