Form 10KSB/A
period 2004-12-31
ORAGENICS INC
filed 2005-06-22
CIK 1174940

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934
      For the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________________ to _________________

                        Commission file number 000-50614

                                 ORAGENICS, INC.
                 (Name of small business issuer in its charter)

                  FLORIDA                                59-3410522
--------------------------------------------      -------------------------
      (State or Other Jurisdiction of                  (IRS Employer
       Incorporation or Organization)               Identification No.)

   13700 PROGESS BLVD., ALACHUA, FLORIDA                    32615
--------------------------------------------      -------------------------
  (Address of Principal Executive Offices)               (Zip Code)

                                 (386) 418-4018
                (Issuer's Telephone Number, Including Area Code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

      No documents are incorporated by reference into this Form 10-KSB/A. Portions of the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of the Form 10-KSB Report filed on March 14, 2005.

      Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on March 14, 2005 (the "Original Filing" ) is being filed solely for the purpose of reflecting revised disclosures in response to comments received from the staff of the SEC. This Amendment No. 1 provides revised disclosures under the following captions:

      o Part II, Item 8A. Disclosure Controls, specifically, a new paragraph replaced the existing paragraph under the subsection entitled "Evaluation of Disclosure Controls and Procedures" to remove the words "subject to the limitations noted below" and to clarify that the review was done as of the end of the period covered by the report; and

      o Part IV, Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - updated 302 certifications in exhibits 31.1 and 31.2.

None of these revisions change our previously reported results, loss from operations, net loss, loss per share or cash flows for the periods included, nor result in a restatement to our financial position or results of operations. Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.


ITEM 8A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 22, 2005

                                       ORAGENICS, INC.
                                       (Registrant)


                                       By: /s/ Mento A. Soponis
                                           -------------------------------------
                                           Mento A. Soponis
                                           Chief Executive Officer and President