Form 10QSB
period 2005-06-30
ORAGENICS INC
filed 2005-08-11
CIK 1174940

=========================================================================

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the quarterly period ended June 30, 2005.
                                       OR
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ________ to __________

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

As of August 10, 2005, there were 15,208,617 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|


     =====================================================================

                                                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004                       3

                Statements of Operations for the Three and Six Months ended June 30, 2005 and 2004
                    (unaudited)                                                                            4

                Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004 (unaudited)       5

                Notes to Financial Statements (unaudited)                                                  6

Item 2.         Management's Discussion and Analysis or Plan of Operations                                11

Item 3.         Controls and Procedures                                                                   22


PART II - OTHER INFORMATION

 Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                               23

 Item 5.        Other Information                                                                         23

 Item 6.        Exhibits                                                                                  24

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 Oragenics, Inc.

                                 Balance Sheets


                                                      June 30,       December 31,
                                                         2005            2004
                                                     ------------    ------------
                                                     (Unaudited)
Assets
Current assets:
Cash and cash equivalents                            $  1,682,240    $  3,666,244
Prepaid expenses and other current assets                 178,655         108,895
                                                     ------------    ------------
Total current assets                                    1,860,895       3,775,139

Property and equipment, net                             1,234,686         690,932
                                                     ------------    ------------
     Total assets                                    $  3,095,581    $  4,466,071
                                                     ============    ============

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                $    243,884    $    429,627
Current portion of notes payable                          194,000              --
                                                     ------------    ------------
Total current liabilities                                 437,884         429,627

Long term liabilities:
Notes payable                                             374,261              --
                                                     ------------    ------------
Total liabilities                                         812,145         429,627

Stockholders' equity:
Preferred stock, no par value; 20,000,000 shares
     authorized; none issued and outstanding at
     June 30, 2005 and December 31, 2004                       --              --

Common stock, $0.001 par value; 100,000,000 shares
     authorized; 15,186,525 and 14,594,924 shares
     issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively                       15,187          14,595
Additional paid in capital                              9,479,043       9,493,833
Accumulated deficit                                    (7,210,794)     (5,471,984)
                                                     ------------    ------------
Total stockholders' equity                              2,283,436       4,036,444
                                                     ------------    ------------
     Total liabilities and stockholders' equity      $  3,095,581    $  4,466,071
                                                     ============    ============

See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Operations
                                   (Unaudited)


                                               Three months ended               Six months ended
                                                     June 30                         June 30
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue                                    $         --    $     44,235    $         --    $     44,235

Operating expenses:
 Research and development                       517,717         418,384       1,164,903         680,679
 General and administration                     357,246         304,818         589,164         586,983
                                           ------------    ------------    ------------    ------------
Total operating expenses                        874,963         723,202       1,754,067       1,267,662
                                           ------------    ------------    ------------    ------------

Loss from operations                           (874,963)       (678,967)     (1,754,067)     (1,223,427)

Other income (expense):
 Interest income                                 12,292          11,305          26,911          18,325
 Interest expense                               (10,010)             --         (11,655)             --
                                           ------------    ------------    ------------    ------------
Total other income, net                           2,282          11,305          15,256          18,325
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (872,681)   $   (667,662)   $ (1,738,811)   $ (1,205,102)
                                           ============    ============    ============    ============


Basic and diluted net loss per share       $      (0.06)   $      (0.05)   $      (0.12)   $      (0.09)
                                           ============    ============    ============    ============
Shares used to compute basic and diluted
   net loss per share                        14,764,331      14,318,407      14,681,061      13,865,983
                                           ============    ============    ============    ============


See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                Six months ended June 30
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------    ------------
Operating activities
Net loss                                                                      $ (1,738,811)   $ (1,205,102)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                    117,320          10,375
   Stock-based compensation (credit)                                              (304,432)        (27,277)
   Changes in operating assets and liabilities:
     Prepaid expenses                                                              (69,760)       (123,581)
     Accounts payable and accrued expenses                                        (185,743)         71,061
     Accrued interest                                                                   --         (25,582)
     Deferred compensation                                                              --         (44,672)
                                                                              ------------    ------------
Net cash used in operating activities                                           (2,181,426)     (1,344,778)

Investing activity
Purchases of property and equipment                                               (661,074)        (43,025)
                                                                              ------------    ------------
Net cash used in investing activity                                               (661,074)        (43,025)

Financing activities
Net proceeds from issuance of common stock                                         290,235       2,950,299
Proceeds from note payable                                                         615,192              --
Principal payments on note payable                                                 (46,931)             --
                                                                              ------------    ------------
Net cash provided by financing activities                                          858,496       2,950,299

Net (decrease) increase in cash and cash equivalents                            (1,984,004)      1,562,496
Cash and cash equivalents at beginning of period                                 3,666,244       3,583,757
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $  1,682,240    $  5,146,253
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

Basis of Presentation

      The accompanying unaudited condensed financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future period.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 which are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 14, 2005. In that report the Company disclosed that it expects to need to incur substantial expenditures to further develop each of its technologies. It further stated that it believed its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. In February 2005, the Company entered into an agreement with an investment advisory firm to assist in raising additional capital by acting as a financial advisor and placement agent. Also, on May 23, 2005, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion Capital") allowing the Company to sell up to $15,000 worth of its common stock daily to Fusion Capital at a price based on the market price. Although the Company has entered into this agreement and is continuing to work with the investment advisory firm, there can be no assurance that sufficient financing will be available on acceptable terms, or at all. Without sufficient capital to fund our operations, we will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      The table on the following page illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

1.    Organization and Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

                                       Three months ended                Six months ended
                                             June 30                         June 30
                                   ----------------------------    ----------------------------
                                       2005            2004            2005            2004
                                   ------------    ------------    ------------    ------------
Net loss, as reported              $   (872,681)   $   (667,662)   $ (1,738,811)   $ (1,205,102)


Effect of stock-based employee
compensation (credit) included
in reported net loss                    (91,329)        (17,832)       (304,432)        (27,277)

Total stock-based employee
compensation expense determined
under fair value based method
for all awards                          (65,013)        (32,835)       (123,468)        (61,845)
                                   ------------    ------------    ------------    ------------
                                   $ (1,029,023)   $   (718,329)   $ (2,166,711)   $ (1,294,224)
Pro forma net loss
                                   ============    ============    ============    ============

Net loss per share:
Basic and diluted --as reported    $      (0.06)   $      (0.05)   $      (0.12)   $      (0.09)
                                   ============    ============    ============    ============
Basic and diluted --pro forma      $      (0.07)   $      (0.05)   $      (0.15)   $      (0.09)
                                   ============    ============    ============    ============
Shares used to compute basic and
diluted net loss per share           14,764,331      14,318,407      14,681,061      13,865,983
                                   ============    ============    ============    ============

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

2.       Initial Public Offering

         On June 24, 2003, the Company completed the filing of 2,400,000 units at $1.25 per unit as an initial public offering (IPO) for gross proceeds of $3,000,000. Each unit consisted of one share of the Company's common stock, one-half Series A Common Share Purchase Warrant and one-half Series B Common Share Purchase Warrant. One whole Series A warrant allowed the holder to purchase a share of the Company's stock at $2.00 per share until December 24, 2003. All Series A warrants were exercised before the expiration date providing proceeds to the Company of $2,400,000. One whole Series B warrant allowed the holder to purchase a share of the Company's stock at $3.00 per share until March 24, 2004. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. As of June 30, 2005, all 500,000 underwriter warrants were exercised providing additional proceeds to the Company of $625,000. The cost of the IPO, including the filing of a post effective amended registration statement in October 2004, was $779,809 including the agent's commission.


         Through June 30, 2005 we have applied a total of $7,338,552 of the $8,231,391 in net proceeds from our initial public offering as follows:

         Reduction of notes payable and accrued interest thereon to directors and officers:

              Brian McAlister (Cornet Capital Corp.)             $    179,757
              Robert Zahradnik                                         88,477
              Jeffrey Hillman                                          15,429
         Deferred compensation payable to officers                    189,302
         Patent expenses paid to University of Florida                100,000
         Regulatory consulting and clinical trial costs               657,320
         Mutacin 1140 production research                             661,393
         Pre-clinical research                                      2,269,849
         General and administration costs                           2,369,164
         Purchase of computer and laboratory equipment                807,861
                                                                 ------------
                                                                 $  7,338,552

Other than normal and recurring compensation and payments on notes payable, there were no other payments, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock from the proceeds of the offering. Unexpended proceeds are held in one financial institution and invested overnight in obligations of the U. S. Government or its agencies. Management believes that the Company has used, and continues to use, the net proceeds from the offering consistent with its business strategy described in the Form SB-2 registration statement.

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

4.       Note Payable

         On February 24, 2005, the Company entered into a Business Loan Agreement with a bank that funded approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month's payment of interest only and the remaining monthly payments of principal and interest of approximately $19,000 per month. Interest will be calculated at the prime rate as published in the Wall Street Journal (6.25% at June 30, 2005) plus 1.00%. Interest can never be below 5.75% or above 17.5%. The loan is collateralized by the equipment being purchased, as well as all equipment currently owned by the Company and the agreement requires the Company to maintain working capital of $750,000. During the three and six months ended June 30, 2005, the Company incurred interest of $10,010 and $11,655, respectively.

5.       Financing Arrangement with Fusion Capital

         On May 23, 2005, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $9,000,000 of the Company's common stock over a 30 month period. Pursuant to the terms of a Registration Rights Agreement, dated May 23, 2005, the Company agreed to file a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. The registration statement was declared effective on June 23, 2005 and the American Stock Exchange approved the listing of the shares on July 7, 2005. On each trading day during the term of the Purchase Agreement, the Company has the right to sell to Fusion Capital $15,000 of the Company's common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. Fusion Capital does not have the right or obligation to purchase shares of our common stock from us in the event that the price of our common stock is less than $0.75. The Company has the right to control the timing and the number of shares sold to Fusion Capital. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

6.       New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash

Flows. Statement 123(R), which we expect to adopt in the first quarter of 2006, is generally similar to Statement 123, however, it will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Thus, pro forma disclosure will no longer be an alternative to financial statement recognition. We believe, upon the adoption of Statement 123(R), the impact on our results of operations or financial position will be similar to the impact as reflected in Footnote 1 describing Stock Based Compensation.



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

         We are currently seeking to develop several products, each of which addresses potentially large market opportunities:

             Replacement therapy is a single, painless one-time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans, which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. Replacement therapy permanently replaces resident acid-producing Streptococcus mutans with a patented, genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating later stages of clinical testing. To facilitate further patient recruitment in our Phase I clinical trial, we have opened an additional clinical site in Miamiville, Ohio. Our efforts regarding patient enrollment continue and we remain committed to complete the human safety study of replacement therapy to the satisfaction of the FDA.

             Mutacin 1140 is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin bacteria was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for mutacin 1140, which overcame a previous hurdle to that molecule's development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. We currently plan to perform in vitro antimicrobial susceptibility and genotoxicity testing during the second half of 2005 before performing more detailed animal safety and efficacy studies using mutacin 1140. Upon successful completion of this testing and the animal studies we expect to be positioned to file an IND in the fourth quarter of 2006.

             Probiotics are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as "health supplements" without the need for extensive regulatory oversight, we believe that we may achieve commercialization of our probiotic product in certain markets in 2006. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. If successfully developed, our oral rinse product will be one of the first probiotics to be marketed for the maintenance of oral health.

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

      2.    Complete one human study.

         The above actions, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to continue the development of all of our technologies. We expect the near-term focus of our capital resources to be primarily on the continued development of our replacement therapy and the ongoing Phase I clinical study. We also anticipate focusing on preparing for animal studies of our mutacin 1140 technology. See Liquidity and Capital Resources below. We believe, provided sufficient capital is available, that we will be able to begin to generate ongoing revenue from our development efforts with our oral probiotics technology sometime within the next two years. This time period could change depending on the progress of our development efforts and our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital.

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

New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R), which we expect to adopt in the first quarter of 2006, is generally similar to Statement 123, however, it will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Thus, pro forma disclosure will no longer be an alternative to financial statement recognition. We believe, upon the adoption of Statement 123(R), the impact on our results of operations or financial position will be similar to the impact as reflected in Footnote 1 describing Stock Based Compensation.

Results of Operations

Three Months Ended June 30, 2005 and 2004

         We had no revenues in the three months ended June 30, 2005 and revenues associated with an SBIR grant were $44,235 in the three months ended June 30, 2004. Our operating expenses increased 21% to $874,963 in the three months ended June 30, 2005 from $723,202 in the same period in 2004. Research and development expenses increased 24% to $517,717 in the three months ended June 30, 2005 from $418,384 in the same period in 2004. The increase, amounting to approximately $99,500, reflects additional depreciation for new equipment approximating $58,500, costs relating to the clinical trial program for replacement therapy totaling approximately $43,500, increased research and development salaries and associated costs of approximately $44,500, minimum royalty payments for our technologies of $25,000, additional costs to operate our new facilities amounting to approximately $17,500, increased costs of approximately $5,000 for outside consultants on our technologies other than replacement therapy, less reductions in patent protection expenses of approximately $64,000, and expenses in connection with compensation expense for options approximating $30,500 caused by a significantly lower stock price in 2005. General and administration expenses increased 17% to $357,246 in the three months ended June 30, 2005 from $304,818 in the same period in 2004. The total increase of approximately $52,500 reflects fees paid to assist with financing of approximately $107,500 and $48,000 in associated legal fees, additional premiums of approximately $14,000 for directors' and officers' liability insurance, increased personnel costs of approximately $24,000, increased costs to operate our new facilities of approximately $9,000, offset by higher fees charged by the American Stock Exchange in 2004 due to our initial filing totaling $58,000, compensation expense for options approximating $43,000 caused by a significantly lower stock price in 2005, reduced travel costs of approximately $33,000 and reduced use of consultants approximating $15,000.

         Interest income increased 9% to $12,292 in the three months ended June 30, 2005 from $11,305 during the same period in 2004, reflecting the higher interest rates in 2005. We incurred interest expense of $10,010 in the three months ended June 30, 2005 as result of interest on a note payable to our bank. There was no interest expense in the same period in 2004 as we had no outstanding debt that incurred such charges.

         We incurred net losses of $872,681 and $667,662 during the three months ended June 30, 2005 and 2004, respectively. The increase in our net loss amounting to $205,019 was principally caused by our hiring additional personnel and the increase in costs associated with supporting those employees, the costs relating to financing activities, the costs associated with conducting clinical studies and performing basic research and depreciation expenses on new equipment purchases to support our research efforts.

Six Months Ended June 30, 2005 and 2004

         We had no revenues in the six months ended June 30, 2005 and revenues associated with an SBIR grant were $44,235 in the six months ended June 30, 2004. Our operating expenses increased 38% to $1,754,067 in the six months ended June 30, 2005 from $1,267,662 in the same period in 2004. Research and development expenses increased 71% to $1,164,903 in the six months ended June 30, 2005 from $680,679 in the same period in 2004. The increase amounting to approximately $484,000, reflects $269,000 in costs associated with the clinical trial program of our replacement therapy technology, increased research and development salaries and associated costs of approximately $137,500, increased depreciation for new equipment purchased amounting to approximately $97,500, costs of operating the new facility approximating $44,000, increased costs for supplies of approximately $28,000 as a result of the increase in our research staff, minimum royalty payments for our technologies of $50,000, an increase of approximately $15,000 for the use of consultants on our probiotics technology, less reductions in expenses in connection with compensation expense for options approximating $106,500 caused by a significantly lower stock price in 2005 and patent protection expenses of approximately $50,500. General and administration expenses increased less than 1% to $589,164 in the six months ended June 30, 2005 from $586,983 in the same period in 2004. Major differences during the two six-month periods related to higher costs in 2005 for financing fees and related legal fees approximating $147,000, higher personnel related costs of approximately $60,500, increased accounting fees of approximately $28,000, increased premiums for directors' and officers' insurance of approximately $28,000, increased costs for our Board of Directors approximating $16,500, higher facility costs approximating $11,500, offset by reduced expenses in connection with compensation expense for options approximating $170,500 caused by a significantly lower stock price in 2005, higher fees charged by the American Stock Exchange in 2004 due to our initial filing totaling $58,000, decreased costs associated with travel approximating $34,000, and decreased consulting costs approximating $27,000.

         Interest income increased 47% to $26,911 in the six months ended June 30, 2005 from $18,325 during the same period in 2004, reflecting the higher interest rates in 2005. We incurred interest expense of $11,655 in the six months ended June 30, 2005 as result of a note payable to our bank. There was no interest expense in the same period in 2004 as we had no outstanding debt that incurred interest charges.

         We incurred net losses of $1,738,811 and $1,205,102 during the six months ended June 30, 2005 and 2004, respectively. The increase in our net loss amounting to $533,709 was principally caused by our hiring additional personnel and the increase in costs associated with supporting those employees, the costs relating to financing activities, the costs associated with conducting clinical trials and performing basic research and depreciation expenses on new equipment purchases to support our research efforts.


Liquidity and Capital Resources
              Our operating activities used cash of $2,181,426 for the six months ended June 30, 2005 and $1,344,778 for the six months ended June 30, 2004. Our working capital was $1,423,011 as of June 30, 2005. Cash used by operations in the six months ended June 30, 2005 resulted primarily from our net loss from operations of $1,738,811 as well as an increase to prepaid expenses of approximately $70,000, a decrease in accounts payable and accrued expenses of approximately $185,700 and non-cash reversal of expenses for stock-based compensation of approximately $304,400, offset by depreciation of approximately $117,300.
              Our investing activities used cash of approximately $661,100 for the six months ended June 30, 2005 for the acquisition of property and equipment. We anticipate spending less than $50,000 on additional property and equipment during the second half of 2005.

              Our financing activities provided approximately $778,500 in cash for the six months ended June 30, 2005, which consists of $615,192 in proceeds from a note payable to our bank less approximately $47,000 in principal payments on the note as well as $290,200 from the issuance of common stock. On February

24, 2005, we entered into a Business Loan Agreement with our bank that funded $615,192 of laboratory equipment purchases. The loan has a term of 37 months with the first month's payment of interest only and the remaining monthly payments of principal and interest of approximately $19,000 per month. Interest is calculated at the prime rate as published in the Wall Street Journal (6.25% at June 30, 2005) plus 1.00%. Interest can never be below 5.75% or above 17.5%. The loan is collateralized by the equipment being purchased as well as all equipment currently owned by us and the agreement requires us to maintain working capital of $750,000.

         Because of our limited available financial resources, we have had to take initial steps to slow the pace of our development efforts until additional capital is available to us. We now anticipate that direct costs in 2005 associated with conducting Phase I of the clinical testing program on our replacement therapy technology will be approximately $800,000, of which approximately $500,000 was spent in the six months ended June 30, 2005. These costs have been lowered primarily due to our plan to delay the contract manufacturing of additional supplies of our replacement therapy technology to be used in later clinical studies until we have sufficient capital to fund that manufacturing. Those contract manufacturing costs are expected to be approximately $900,000. During the remainder of 2005, provided sufficient funding is available, we would anticipate spending approximately $225,000 for performing animal studies on our mutacin 1140 technology. Such costs are expected to consist of approximately $80,000 for contract research, $90,000 for employee salaries and fringe benefits and $55,000 for laboratory supplies and other related direct costs.

         Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $7,210,794 as of June 30, 2005. Cash used in continuing operations for 2004 was $2,745,243 and for the first six months of 2005 was $2,181,426. At June 30, 2005, our principal source of liquidity was $1,682,240 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

         Our capital requirements during the remainder of 2005 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies, and the success of pursuing strategic licensing and funded product development relationships with external partners. We expect to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We believe our working capital at June 30, 2005 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

         In February 2005, the Company entered into an agreement with an investment advisory firm to assist in raising additional capital by acting as a financial advisor and placement agent. Also, on May 23, 2005, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion Capital") allowing the Company to sell up to $15,000 worth of its common stock daily to Fusion Capital at a price based on the market price. Fusion Capital does not have the right or obligation to purchase shares of our common stock from us in the event that the price of our common stock is less than $0.75 per share. Although the Company has entered into this agreement and is continuing to work with the investment advisory firm, there can be no assurance that sufficient financing will be available through our agreement with Fusion Capital. Our future success depends on our ability to continue to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution.

         To date, we have not obtained financing sufficient to support all of our plans going forward. Until such time as additional financing for our operations is obtained, we expect to curtail our spending on certain programs. Accordingly, we have taken steps to reduce our operating costs including, but not limited to, curtailing new hires, limiting the use of outside consultants and reducing other operating costs. These cost restraints may cause a delay in some of our development plans, however, we will continue to focus on our replacement therapy technology and the completion of Phase I clinical trials. As a result of these limits on spending, we currently believe we will have sufficient cash resources to continue operations through the end of 2005. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

Risk Factors Affecting Our Business

You should carefully consider the risks described below as well as the risk factors set forth in our previously filed annual report on Form 10-KSB in the "Risk Factors" section before making an investment decision in our securities. All of these risks may impair our business operations. The risk factors set forth below are the specific risk factors which have been updated to reflect material changes to the risk factors previously disclosed in our Form 10-KSB for the year ended December 31, 2004. The forward-looking statements in this Form 10-QSB and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the risks described below or in our Form 10-KSB, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

         We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,077,888, $1,672,954 and $699,603, respectively, during the past three fiscal years of operation. As a result, at June 30, 2005 we had an accumulated deficit of $7,210,794. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our replacement therapy, probiotic and Mutacin 1140 technologies. No assurances can be given when this will occur or that we will ever be profitable.

         Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2004 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

         At June 30, 2005, we had working capital of approximately $1,423,000. The independent registered public accounting firm's report for the year ended December 31, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2,181,426 for the six months ended June 30, 2005, and have sustained operating cash flow deficits of $2,745,243 in 2004, $1,218,910 in 2003 and $677,442 in 2002. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations.

         We only have the right to receive $15,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $2.20 in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall neither have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Since we initially registered 4,000,000 shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $2.25 per share for us to receive the maximum proceeds of $9,000,000 without registering additional shares of common stock.

         We have authorized the sale and issuance of 4,000,000 shares of our common stock to Fusion Capital under the common stock purchase agreement of which we registered 4,000,000 shares. We estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement will be 4,000,000 shares (exclusive of the 315,421 shares issued to Fusion Capital as the commitment fee) assuming Fusion Capital purchases all $9.0 million of common stock. Subject to approval by our board of directors, we have the right, but not the obligation, to issue more than 4,000,000 shares to Fusion Capital. In the event we elect to issue more than 4,000,000 shares offered hereby, we will be required to file a new registration statement and have it declared effective by the U.S. Securities & Exchange Commission.

         In the event that we decide to issue more than 2,917,985 (19.99% of our outstanding shares of common stock as of the date of our agreement), we would first be required to seek stockholder approval in order to be in compliance with American Stock Exchange rules. We have issued 315,421 shares to Fusion Capital as a commitment fee and accordingly may issue up to 2,602,564 shares to Fusion Capital before we would be required to seek stockholder approval in order to be in compliance with American Stock Exchange rules. Assuming a purchase price of $1.70 per share (the closing sale price of the common stock on June 30, 2005) and the purchase by Fusion Capital of 2,602,564 shares under the common stock purchase agreement, proceeds to us would only be $4,424,359, unless we elect to sell more than 2,602,564 shares to Fusion Capital, which we have the right, but not the obligation, to do.

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

The sale of shares by the selling stockholders as contemplated by the registration statement filed by us may encourage our other shareholders to sell their stock and have an adverse impact on the market price of our common stock, and the sale to Fusion Capital Fund II, LLC of shares under the common stock purchase agreement will result in dilution to our existing shareholders.

         The sale of our common stock by the selling stockholders named in the registration statement we filed as contemplated thereby will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of resales by the selling stockholders as contemplated by the registration statement could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement will dilute the equity interest of existing shareholders and could have an adverse effect on the market price of our common stock.

         The perceived risk of dilution may cause our shareholders to sell their shares, which would contribute to a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short-selling could further contribute to progressive price declines in our common stock.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

   The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares acquired by Fusion Capital and resold pursuant to the registration statement will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered pursuant to the registration statement we filed in connection with our obligation under the Fusion Capital transaction will be sold over a period of up to 30 months from the date of the effectiveness of the registration statement. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. To the extent our stock price declines below $0.75 we will not be able to sell any shares of our common stock to Fusion Capital in which case our ability to acquire needed capital will be adversely affected and our business could be harmed.

Our stock price historically has been volatile and our stock's trading volume has been low.

         The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by the Company, including Fusion Capital and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

         Although our common stock began trading on the American Stock Exchange under the symbol "ONI" on May 20, 2004, the trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

         Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering and through July 31, 2005 our stock price has fluctuated from $4.45 to $1.40 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.


Forward-Looking Statements

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "Oragenics," "Company," "we," "our," and "us" refer to Oragenics, Inc. The words "expect," "believe," "goal," "plan," "intend," "anticipate," "estimate," "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of Oragenics, our directors or our officers about Oragenics and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to develop and market our products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our ability to respond to and meet regulatory demands; and (vi) our expectation with respect to generating revenues from our technologies. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed above and elsewhere in this report and those set forth under "Risk Factors Affecting Our Business" in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting our ability to raise additional capital; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for licensing and/or strategic alliances; (iii) changes in the competitive marketplace that could affect our expected revenue and/or costs of product development; (iv) our rights to the use of intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; (v) our inability to successfully partner with manufacturers and distributors with respect to our technologies; and (vi) other factors including those identified in our filings from time to time with the SEC.



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

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      a. We issued the following restricted securities during the period covered by this report to the named individuals and entities pursuant to exemptions under the Securities Act of 1933 including
            Section 4(2).

            On May 23, 2005, we issued 315,421 shares to Fusion Capital Fund II, LLC as payment of a commitment fee in connection with a common stock purchase agreement entered into between the Company and Fusion Capital.

            During the period, we issued a total 273,880 shares of common stock upon the exercise of outstanding warrants at an exercise price of $1.25 per share. These warrants were originally acquired by the underwriters of our initial public offering, Haywood Securities, Inc., in connection with the consummation of our offering and were subject to expiration unless exercised on or before June 24, 2005.

      b. Note 2 of the Financial Statements included in Part I of this filing of Form 10-QSB as to use of proceeds through June 30, 2005 is hereby incorporated by reference.

      c.    None


ITEM 5.  OTHER INFORMATION

Subsequent to the end of the period covered by this report we entered into a severance agreement with our former Chief Executive Officer, Mento A. Soponis. Mr. Soponis resigned his position as our Chief Executive Officer in early July 2005, however, he remains a director of the Company. Consistent with the terms of Mr. Soponis' employment agreement, we will continue to pay him $15,000 per month until July 6, 2006. A copy of the Agreement of Separation and Release is included in the Exhibits in Part II, Item 6.

Effective July 6, 2005, Dr. Robert T. Zahradnik was named acting president and chief executive officer of the Company replacing Mento A. Soponis. Dr. Zahradnik resigned his position on the Board of Directors in order for the Company to comply with the American Stock Exchange's small business required ratio of at least 50% of the board being independent board members. The Company agreed to a compensation arrangement with Dr. Zahradnik and the material terms include monthly compensation of $15,000, as well as medical and dental insurance and retirement compensation consistent with the Company benefits offered to all employees. Copies of letters to Dr. Zahradnik summarizing his employment arrangement are included in the Exhibits in Part II, Item 6.

ITEM 6.  EXHIBITS

                                                                       Incorporated by Reference
                                                             --------------------------------------------------
Exhibit                                                                                                            Filed
Number                     Exhibit Description               Form           File No      Exhibit   Filing Date    Herewith
======                     ===================               ====           =======      =======   ===========    ========
4.4            Form of private placement Subscription        10-KSB      000-50614         4.4      03/14/05
               Agreement (including registration rights)

4.5            Warrant Amendment Agreement (including form   SB-2        333-125660        4.5      06/09/05
               of replacement warrant) between the Company
               and The Arbitrage Fund, Mark Campbell, The
               Harold T. Grisham Living Trust and
               Westminster Securities dated May 31, 2005

4.6            Common Stock Purchase Agreement with Fusion   8-K         000-50614         4.5      05/23/05
               Capital Fund II, LLC, dated as of May 23,
               2005
4.7            Registration Rights Agreement with Fusion     8-K         000-50614         4.6      05/23/05
               Capital Fund II, LLC, dated as of May 23,
               2005

10.1           Agreement of Separation and Release with
               Mento A. Soponis                                                                                      X

10.2           Letters summarizing the employment                                                                    X
               arrangement with Robert T. Zahradnik

31.1           Rule 13a-14(a)/15d-14(a) Certification                                                                X

31.2           Rule 13a-14(a)/15d-14(a) Certification                                                                X

32.1           Section 1350 Certifications                                                                           X

32.2           Section 1350 Certifications                                                                           X

 ******************************************************************************
                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2005.


                    ORAGENICS, INC.

                    BY:      /s/ Robert T. Zahradnik
                             Robert T. Zahradnik, Acting President and
                             Principal Executive Officer

                    BY:      /s/ Paul A. Hassie
                             Paul A. Hassie, Secretary, Treasurer, Principal Accounting Officer and Principal Financial Officer