Form 10QSB
period 2005-09-30
ORAGENICS INC
filed 2005-11-07
CIK 1174940

================================================================================
                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005.
         OR
   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________ to __________

                        Commission File Number: 000-50614

                                 ORAGENICS, INC.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                  59-3410522
(State or other jurisdiction of incorporation          (IRS Employer
            or organization)                         Identification No.)

                            13700 Progress Boulevard
                             Alachua, Florida 32615
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 4, 2005, there were 15,208,617 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                               ---   ---
================================================================================

                                                                                                 Page
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004                3

          Statements of Operations for the Three and Nine Months ended September 30, 2005 and
              2004 (unaudited)                                                                     4

          Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004
              (unaudited) 5

          Notes to Financial Statements (unaudited)                                                6

Item 2.   Management's Discussion and Analysis or Plan of Operations                              12

Item 3.   Controls and Procedures                                                                 25


PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                             26

Item 5.   Other Information                                                                       26

Item 6.   Exhibits                                                                                27


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 Oragenics, Inc.

                                 Balance Sheets

                                                                               September 30,   December 31,
                                                                                    2005           2004
                                                                                -----------    -----------
                                                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                       $   851,514    $ 3,666,244
Prepaid expenses and other current assets                                           135,141        108,895
                                                                                -----------    -----------
Total current assets                                                                986,655      3,775,139

Property and equipment, net                                                       1,169,186        690,932
                                                                                -----------    -----------
     Total assets                                                               $ 2,155,841    $ 4,466,071
                                                                                ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses                                           $   243,305    $   429,627
Note payable                                                                        521,313           --
                                                                                -----------    -----------
Total current liabilities                                                           764,618        429,627

Stockholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2005 and
     December 31, 2004                                                                 --             --

Common stock, $0.001 par value; 100,000,000 shares authorized; 15,208,617 and
     14,594,924 shares issued and outstanding at
     September 30, 2005 and December 31, 2004, respectively                          15,209         14,595
Additional paid in capital                                                        9,337,981      9,493,833
Accumulated deficit                                                              (7,961,967)    (5,471,984)
                                                                                -----------    -----------
Total stockholders' equity                                                        1,391,223      4,036,444
                                                                                -----------    -----------
     Total liabilities and stockholders' equity                                 $ 2,155,841    $ 4,466,071
                                                                                ===========    ===========

See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                Three months ended               Nine months ended
                                                    September 30                    September 30
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue                                    $       --      $    118,642    $       --      $    162,877

Operating expenses:
 Research and development                       479,466         567,743       1,644,370       1,248,423
 General and administration                     270,537         177,818         859,701         764,801
                                           ------------    ------------    ------------    ------------
Total operating expenses                        750,003         745,561       2,504,071       2,013,224
                                           ------------    ------------    ------------    ------------

Loss from operations                           (750,003)       (626,919)     (2,504,071)     (1,850,347)

Other income (expense):
 Interest income                                  9,742          13,149          36,654          31,475
 Interest expense                               (10,911)           --           (22,566)           --
                                           ------------    ------------    ------------    ------------
Total other income (expense), net                (1,169)         13,149          14,088          31,475
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (751,172)   $   (613,770)   $ (2,489,983)   $ (1,818,872)
                                           ============    ============    ============    ============


Basic and diluted net loss per share       $      (0.05)   $      (0.04)   $      (0.17)   $      (0.13)
                                           ============    ============    ============    ============
Shares used to compute basic and diluted
   net loss per share                        15,201,774      14,323,380      14,856,540      14,019,561
                                           ============    ============    ============    ============


See accompanying notes.

                                 Oragenics, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30
                                                                              --------------------------
                                                                                  2005          2004
                                                                              -----------    -----------
Operating activities
Net loss                                                                      $(2,489,983)   $(1,818,872)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                   188,014         16,728
   Stock-based compensation (credit)                                             (385,691)       (90,977)
   Changes in operating assets and liabilities:
     Prepaid expenses                                                             (26,246)      (162,656)
     Accounts payable and accrued expenses                                       (186,322)       186,203
     Accrued interest                                                                --          (25,582)
     Deferred compensation                                                           --          (44,672)
                                                                              -----------    -----------
Net cash used in operating activities                                          (2,900,228)    (1,939,828)

Investing activity
Purchases of property and equipment                                              (666,268)      (280,980)
                                                                              -----------    -----------
Net cash used in investing activity                                              (666,268)      (280,980)

Financing activities
Net proceeds from issuance of common stock                                        230,453      2,951,406
Proceeds from note payable                                                        615,192           --
Principal payments on note payable                                                (93,879)          --
                                                                              -----------    -----------
Net cash provided by financing activities                                         751,766      2,951,406

Net (decrease) increase in cash and cash equivalents                           (2,814,730)       730,598
Cash and cash equivalents at beginning of period                                3,666,244      3,583,757
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   851,514    $ 4,314,355
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

Basis of Presentation

      The accompanying unaudited condensed financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future period.

      These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 which are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 14, 2005. In that report the Company disclosed that it expects to need to incur substantial expenditures to further develop each of its technologies. It further stated that it believed its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. In February 2005, the Company entered into an agreement with an investment advisory firm to assist in raising additional capital by acting as a financial advisor and placement agent. No funds were raised by this undertaking, however, the total fees paid to the underwriter was approximately $108,000. On August 31, 2005, we terminated the agreement, which allowed us to seek assistance from other financial advisors. Also, on May 23, 2005, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion Capital") allowing the Company to sell up to $15,000 worth of its common stock daily to Fusion Capital at a price based on the market price. Although the Company has entered into this agreement and is currently working with other financial advisors seeking to raise additional equity capital, there can be no assurance that sufficient financing will be available on acceptable terms, or at all. Without sufficient capital to fund our operations, we will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

1. Organization and Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

                                         Three months ended             Nine months ended
                                            September 30                   September 30
                                   ----------------------------    ----------------------------
                                       2005            2004            2005            2004
                                   ------------    ------------    ------------    ------------
Net loss, as reported              $   (751,172)   $   (613,770)   $ (2,489,983)   $ (1,818,872)

Effect of stock-based employee
compensation (credit) included
in reported net loss                    (81,259)        (63,700)       (385,691)        (90,977)

Total stock-based employee
compensation expense determined
under fair value based method
for all awards                          (72,326)        (34,255)       (194,241)        (98,026)
                                   ------------    ------------    ------------    ------------
Pro forma net loss                 $   (904,757)   $   (711,725)   $ (3,069,915)   $ (2,007,875)
                                   ============    ============    ============    ============
Net loss per share:
Basic and diluted --as reported    $      (0.05)   $      (0.04)   $      (0.17)   $      (0.13)
                                   ============    ============    ============    ============
Basic and diluted --pro forma      $      (0.06)   $      (0.05)   $      (0.21)   $      (0.14)
                                   ============    ============    ============    ============
Shares used to compute basic and
diluted net loss per share           15,201,774      14,323,380      14,856,540      14,019,561
                                   ============    ============    ============    ============

                                 Oragenics, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

2. Initial Public Offering

      On June 24, 2003, the Company completed the filing of 2,400,000 units at $1.25 per unit as an initial public offering (IPO) for gross proceeds of $3,000,000. Each unit consisted of one share of the Company's common stock, one-half Series A Common Share Purchase Warrant and one-half Series B Common Share Purchase Warrant. One whole Series A warrant allowed the holder to purchase a share of the Company's stock at $2.00 per share until December 24, 2003. All Series A warrants were exercised before the expiration date providing proceeds to the Company of $2,400,000. One whole Series B warrant allowed the holder to purchase a share of the Company's stock at $3.00 per share until March 24, 2004. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. As of September 30, 2005, all 500,000 underwriter warrants were exercised providing additional proceeds to the Company of $625,000. The cost of the IPO, including the filing of a post effective amended registration statement in October 2004, was $779,809 including the agent's commission.

      Through September 30, 2005 we have applied a total of $8,199,238 of the $8,231,391 in net proceeds from our initial public offering as follows:

      Reduction of notes payable and accrued interest thereon to directors and officers:
           Brian McAlister (Cornet Capital Corp.)        $   179,757
           Robert Zahradnik                                   88,477
           Jeffrey Hillman                                    15,429
      Deferred compensation payable to officers              189,302
      Patent expenses paid to University of Florida          100,000
      Regulatory consulting and clinical trial costs         743,018
      Mutacin 1140 production research                       758,878
      Pre-clinical research                                2,522,499
      General and administration costs                     2,741,877
      Purchase of computer and laboratory equipment          860,001
                                                         -----------
                                                         $ 8,199,238
                                                         ===========

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

4. Note Payable

      On February 24, 2005, the Company entered into a Business Loan Agreement with a bank that funded approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month's payment of interest only and the remaining monthly payments of principal and interest of approximately $19,000 per month. Principal payments of approximately $197,000 are due during the next twelve months. Interest is calculated at the prime rate as published in the Wall Street Journal (6.75% at September 30, 2005) plus 1.00%. Interest can never be below 5.75% or above 17.50%. The loan is collateralized by the equipment being purchased, as well as all equipment owned by the Company at the time of the agreement. The original loan terms required the Company to maintain working capital and tangible net worth of at least $750,000 and not allow debt to be greater than 50% of stockholders' equity. Effective September 30, 2005, the bank amended the working capital covenant to provide that working capital not be lower than $350,000. The bank also amended the debt-to-equity covenant whereby debt cannot be greater than 56% of stockholders' equity. Thus, the Company was in compliance with these covenants at September 30, 2005, however, because management is concerned that the Company will not be incompliance with the new loan covenants during the fourth quarter of 2005, the entire loan has been classified as a current liability. During the three and nine months ended September 30, 2005, the Company incurred interest of $10,911 and $22,566, respectively.

5. Financing Arrangement with Fusion Capital

      On May 23, 2005, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $9,000,000 of the Company's common stock over a 30 month period. Pursuant to the terms of a Registration Rights Agreement, dated May 23, 2005, the Company agreed to file a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. The registration statement was declared effective on June 23, 2005 and the American Stock Exchange approved the listing of the shares on July 7, 2005. On each trading day during the term of the Purchase Agreement, the Company has the right to sell to Fusion Capital $15,000 of the Company's common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. Fusion Capital does not have the right or obligation to purchase shares of our common stock from us in the event that the price of our common stock is less than $0.75. The Company has the right to control the timing and the number of shares sold to Fusion Capital. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company incurred costs of approximately $150,000 for legal, accounting, stock exchange, and regulatory fees in connection with this financing arrangement. During the three months ended September 30, 2005, the Company sold 22,092 shares to Fusion Capital under the purchase agreement for total proceeds of $35,000.

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

Overview

      We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally. Our strategy is to in-license or internally discover and to develop products through human proof-of-concept studies (Phase I and II clinical trials of the U.S. Food and Drug Administration's regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which have expired. We have not generated revenues from sales of products.

      We are in need of immediate substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding and we are evaluating various strategic alternatives that may be available to us. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. We have curtailed our operations, deferred payments to our chief executive officer and president, chief scientific officer, former chief executive officer and president and our board of directors, reduced compensation by 35% to certain other executive officers and laid-off approximately one-third of our 16 employees such that further development of our technologies has been reduced to a minimum. Remaining capital resources are expected to be utilized to pay our existing liabilities and to sustain minimal operations relating primarily to our replacement therapy while we continue to explore opportunities to raise additional capital. After a partial repayment of $200,000 of the outstanding balance of our existing loan obligation in October 2005, payment of October 2005 operating costs and an expected final payment of the outstanding loan balance of approximately $300,000 in November 2005, our remaining available capital would be reduced to less than $150,000. Absent adequate future funding, this remaining capital is not sufficient to enable us to continue to operate through the remainder of 2005, at which time we will likely need to cease all operations until we are able to raise additional capital. There can be no assurance that such capital will be available to us. We have a contractual obligation to pay a minimum royalty of $50,000 on December 31, 2005 and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our replacement therapy and Mutacin 1140 technologies. If we are unable to make these payments, our license could be terminated which will substantially diminish the value of our company.

      We hope to be in a position to continue to develop several products, each of which addresses potentially large market opportunities:

            Replacement therapy is a single, painless one-time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans, which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. Replacement therapy permanently replaces resident acid-producing Streptococcus mutans with a patented, genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating later stages of clinical testing. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we have had very limited patient enrollment through October 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. Our efforts regarding patient enrollment continue and upon adequate funding, we remain committed to complete the human safety study of replacement therapy to the satisfaction of the FDA.

            Mutacin 1140 is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin bacteria was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for mutacin 1140, which overcame a previous hurdle to that molecule's development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. If we are able to secure adequate fundings, we plan to continue to perform in vitro antimicrobial susceptibility and genotoxicity testing during the second half of 2005 before performing more detailed animal safety and efficacy studies using mutacin 1140. Upon adequate funding and successful completion of this testing and the animal studies we expect to be positioned to file an IND in the fourth quarter of 2006.

            Probiotics are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as "health supplements" without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product in certain markets in 2006. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. If successfully developed, our oral rinse product will be one of the first probiotics to be marketed for the maintenance of oral health.

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

Business Objectives and Milestones

      The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of products based on our licensed, patented technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase I and II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider sublicensing our licensed, patented technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration's approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

      Replacement Therapy

      1.    Successfully complete Phase I clinical trials.

      2.    Obtain FDA approval for a Phase II trial.

      Mutacin 1140

      1. Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application submission.

      2.    Submit an investigational new drug application to the FDA.

      Probiotic Technology

      1.    Develop appropriate manufacturing and packaging systems.

      2.    Complete one human study.

      The above actions, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to continue the development of our technologies. We expect the near-term focus of our capital resources to be primarily on maintaining minimal operations while we explore additional capital raising opportunities. The time period for the development of technologies could change depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

      We had no revenues in the three months ended September 30, 2005 and revenues associated with an SBIR grant were $118,642 in the three months ended September 30, 2004. Our operating expenses increased nominally to $750,003 in the three months ended September 30, 2005 from $745,561 in the same period in 2004. Research and development expenses decreased approximately 16% to $479,466 in the three months ended September 30, 2005 from $567,743 in the same period in 2004. The decrease of approximately $88,000 was the result of using consultants for regulatory affairs, preparations for clinical trials and employee recruiting in 2004 totaling approximately $225,000 and purchasing additional supplies in 2004 in anticipation of moving to our new facility approximating $60,000, offset by increased costs in 2005 for contract manufacturing approximating $38,000, depreciation expense of laboratory equipment approximating $60,000, minimum royalty payments to the University of Florida of $25,000, increased personnel costs approximating $48,000, increased facility costs of as a result of operating from our own facility approximately $21,000, and increased liability insurance to cover clinical trials approximating $5,000. General and administration expenses increased 52% to $270,537 in the three months ended September 30, 2005 from $177,818 in the same period in 2004. The total increase of approximately $93,000 is due to severance payments to our former CEO approximating $48,000, costs associated with the search for a new CEO approximating $28,000, and legal fees associated with various corporate matters approximating $17,000.

      Interest income decreased 26% to $9,742 in the three months ended September 30, 2005 from $13,149 during the same period in 2004, reflecting the lower cash balances being invested in 2005. We incurred interest expense of $10,911 in the three months ended September 30, 2005 as result of interest on a note payable to our bank. There was no interest expense in the same period in 2004 as we had no outstanding debt that incurred such charges.

      We incurred net losses of $751,172 and $613,770 during the three months ended September 30, 2005 and 2004, respectively. The increase in our net loss amounting to $137,402 was principally caused by personnel-related expenses and depreciation expenses on new equipment purchases to support our research efforts.

Nine Months Ended September 30, 2005 and 2004

      We had no revenues in the nine months ended September 30, 2005 and revenues associated with an SBIR grant were $162,877 in the nine months ended September 30, 2004. Our operating expenses increased 24% to $2,504,071 in the nine months ended September 30, 2005 from $2,013,224 in the same period in 2004. Research and development expenses increased 32% to $1,644,370 in the nine months ended September 30, 2005 from $1,248,423 in the same period in 2004. The increase amounting to approximately $396,000 is due to increased personnel costs of approximately $196,000, depreciation expense of laboratory equipment approximating $157,000, clinical trial costs of approximately $103,000, minimum royalty payments to the University of Florida of $75,000, facility costs of approximately $64,000 and consultant fees assisting us with our programs for mutacin 1140 and probiotics of approximately $27,000, offset by reductions in expenses in connection with compensation expense for options approximating $113,000 caused by a significantly lower stock price in 2005, higher employee recruiting costs in 2004 approximating $59,000 and higher legal fees for patent filings approximating $54,000. General and administration expenses increased 12% to $859,701 in the nine months ended September 30, 2005 from $764,801 in the same period in 2004. The increase of approximately $95,000 is due to personnel costs, including severance payments to our former CEO, approximating $130,000, fees associated with attempted financings approximating $108,000, increased legal and accounting fees approximating $95,000 and costs associated with the search for a new CEO approximating $28,000, offset by reductions in expenses in connection with compensation expense for options approximating $181,000 caused by a significantly lower stock price in 2005, higher fees in 2004 associated with our initial listing on the American Stock Exchange of approximately $57,000 and higher travel costs in 2004 of approximately $28,000.

      Interest income increased 16% to $36,654 in the nine months ended September 30, 2005 from $31,475 during the same period in 2004, reflecting higher interest rates in 2005. We incurred interest expense of $22,566 in the nine months ended September 30, 2005 as result of a note payable to our bank. There was no interest expense in the same period in 2004 as we had no outstanding debt that incurred interest charges.

      We incurred net losses of $2,489,982 and $1,818,872 during the nine months ended September 30, 2005 and 2004, respectively. The increase in our net loss amounting to $671,110 was principally caused by our hiring additional personnel and the increase in costs associated with supporting those employees, the costs relating to financing activities including charges by our legal and accounting professionals, the costs associated with conducting clinical trials and performing basic research, and depreciation expenses on new equipment purchases to support our research efforts.

Liquidity and Capital Resources

      Our operating activities used cash of $2,900,228 for the nine months ended September 30, 2005 and $1,939,828 for the nine months ended September 30, 2004. Our working capital was $546,521 as of September 30, 2005. Cash used in operations in the nine months ended September 30, 2005 resulted primarily from our net loss from operations of $2,489,983 as well as an increase to prepaid expenses of approximately $26,000, a decrease in accounts payable and accrued expenses of approximately $186,000 and a non-cash reversal of expenses for stock-based compensation of approximately $386,000, offset by depreciation expenses of approximately $188,000.

      Our investing activities used cash of approximately $666,000 for the nine months ended September 30, 2005 for the acquisition of property and equipment. We do not anticipate purchasing any property and equipment for the remainder of 2005.

      Our financing activities provided approximately $752,000 in cash for the nine months ended September 30, 2005, which consists of approximately $615,000 in proceeds from a note payable to our bank less approximately $94,000 in principal payments on the note, as well as approximately $230,000 of net proceeds from the issuance of common stock.

      Because of our limited available financial resources, we have taken further steps to reduce our expenditure of cash. During the third quarter of 2005, we curtailed hiring, froze salaries, appreciably reduced travel and significantly decreased the use of outside consultants. We have delayed the production of additional supplies of our replacement therapy technology to be used in later clinical studies. Such efforts resulted in reducing operating expenses to approximately $250,000 per month. In addition to continuing the cost-cutting measures undertaken in the third quarter, beginning in October, 2005 three members of management are deferring 35% of their salaries and other executives, including the former CEO and the board of directors, are deferring their entire compensation until sufficient funding is obtained.

      Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $7,961,967 as of September 30, 2005. Cash used in continuing operations for 2004 was $2,745,243 and for the first nine months of 2005 was $2,900,228. At September 30, 2005, our principal source of liquidity was $851,514 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

      Our capital requirements during the remainder of 2005 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at September 30, 2005 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

      In February, 2005, we entered into a Business Loan Agreement with a bank that funded approximately $615,000 of laboratory equipment purchases. The loan has a term of 37 months with the first month's payment of interest only and the remaining monthly payments of principal and interest of approximately $19,000 per month. Interest will be calculated at the prime rate as published in the Wall Street Journal (6.75% at September 30, 2005) plus 1.00%. Interest can never be below 5.75% or above 17.50%. The loan is collateralized by the equipment we purchased, as well as all equipment owned by us at the time of the agreement. The original loan terms required us to maintain working capital and tangible net worth of at least $750,000 and not allow debt to be greater than 50% of stockholders' equity. Effective September 30, 2005, the bank amended the working capital covenant to provide that working capital not be lower than $350,000. The bank also amended the debt covenant whereby debt cannot be greater than 56% of stockholders' equity. Thus, we were in compliance with these covenants at September 30, 2005. On October 21, 2005, we paid the bank $200,000 as a principal reduction causing the loan balance to be reduced to approximately $300,000. However, absent additional capital being available to us, we anticipate that we will again be in violation of the amended loan covenants in November 2005 and we will be required to retire the entire outstanding loan balance at that time. If the loan had been paid off as of September 30, 2005, our cash balance at that date would have been $330,201, not $851,514.

      Also in February 2005, we entered into an agreement with an investment advisory firm to assist in raising additional capital by acting as a financial advisor and placement agent. No funds were raised by this undertaking, however, the total fees paid to the underwriter was approximately $108,000. On August 31, 2005, we terminated the agreement, which allowed us to seek assistance from other financial advisors. We are currently in discussions with other financial advisors seeking to raise additional equity capital.

      In May, 2005, we entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period. Pursuant to the terms of a Registration Rights Agreement, dated May 23, 2005, we agreed to file a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. The registration statement was declared effective on June 23, 2005 and the American Stock Exchange approved the listing of the shares on July 7, 2005. On each trading day during the term of the Purchase Agreement, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. Fusion Capital does not have the right or obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.75. The price of our common stock has traded below this level, and if it remains below that level, we will not be able to sell Fusion Capital any shares of our common stock to raise additional capital. The Company has the right to control the timing and the number of shares sold to Fusion Capital. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended. The Company incurred costs of approximately $150,000 for legal, accounting, stock exchange, and regulatory fees in connection with this financing arrangement. During the three months ended September 30, 2005, the Company sold 22,092 shares to Fusion Capital under the purchase agreement for total proceeds of $35,000. Although we have entered into this agreement, there can be no assurance that sufficient financing will be available through our agreement with Fusion Capital.

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

      To date, we have not obtained financing sufficient to support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to curtail our spending. We continue to take steps to reduce our operating costs including, but not limited to, curtailing new hires and salary increases, deferring compensation to management personnel and directors, limiting the use of outside consultants, appreciably reducing travel and reducing other operating costs. While we continue to focus on our replacement therapy technology and the completion of Phase I clinical trials, we do not have sufficient capital resources to bring them to completion. With limits on spending, we believe we will have cash resources to continue minimum operations through the end of 2005. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

We Do Not Currently Have Sufficient Capital To Continue Operations Beyond January 1, 2006

      We have incurred annual operating losses of $3,077,888, $1,672,954 and $699,603, respectively, during the past three fiscal years of operation. As a result, at September 30, 2005 we had an accumulated deficit of $7,961,967. Our revenues have not been sufficient to sustain our operations. We do not currently have sufficient capital to sustain our operations through the remainder of 2005. If we are not able to raise additional capital, among other things:

      o We will need to cease operations and be unable to pursue further development of our technologies;

      o     We will have to lay-off our personnel;

      o     We could be unable to continue to make public filings;

      o     We will be delisted from the American Stock Exchange; and

      o Our licenses for our replacement technology and Mutacin 1140 technology could be terminated which would significantly harm our business.

      At September 30, 2005, we had working capital of approximately $547,000. The independent registered public accounting firm's report for the year ended December 31, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2,900,228 for the nine months ended September 30, 2005, and have sustained operating cash flow deficits of $2,745,243 in 2004, $1,218,910 in 2003 and $677,442 in 2002. We do not currently have sufficient financial resources to fund our operations. Therefore, we need additional funds to continue these operations. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Will Require Additional Financing To Sustain Our Operations And Because Of Our Current Stock Price Our Recent Stock Purchase Agreement with Fusion Capital Is Currently Unable To Provide Us With Additional Capital

      We only have the right to receive $15,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $2.20 in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall neither have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. The price of our common stock has traded below this level, and if it remains below that level, we will not be able to sell Fusion Capital any shares of our common stock to raise additional capital. Since we initially registered 4,000,000 shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $2.25 per share for us to receive the maximum proceeds of $9,000,000 without registering additional shares of common stock.

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

      In the event that we decide to issue more than 2,917,985 (19.99% of our outstanding shares of common stock as of the date of our agreement), we would first be required to seek stockholder approval in order to be in compliance with American Stock Exchange rules. We have issued 315,421 shares to Fusion Capital as a commitment fee and 22,092 through the daily purchase program and accordingly may issue up to 2,580,472 shares to Fusion Capital before we would be required to seek stockholder approval in order to be in compliance with American Stock Exchange rules. Assuming a purchase price of $1.15 per share (the closing sale price of the common stock on September 30, 2005) and the purchase by Fusion Capital of 2,580,472 shares under the common stock purchase agreement, proceeds to us would only be $2,967,543, unless we elect to sell more than 2,580,472 shares to Fusion Capital, which we have the right, but not the obligation, to do.

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

      Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering and through November 4, 2005 our stock price has fluctuated from $4.45 to $0.40 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

We may be unable to maintain the listing of our common stock on the American Stock Exchange and that would make it more difficult for stockholders to dispose of their common stock.

      Our common stock is listed on the American Stock Exchange. We cannot guarantee that it will always be listed. The American Stock Exchange rules for continual listing include minimum market capitalization and other requirements, including a requirement that listed companies maintain a minimum stockholders' equity of $2 million. At September 30, 2005, our stockholders' equity was $1,391,223. We have received no communication from the American Stock Exchange regarding our non-compliance.

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

      The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


Forward-Looking Statements

      Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "Oragenics," "Company," "we," "our," and "us" refer to Oragenics, Inc. The words "expect," "believe," "goal," "plan," "intend," "anticipate," "estimate," "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of Oragenics, our directors or our officers about Oragenics and the industry in which we operate, and assumptions made by management, and include among other items, (i) our ability to continue to meet our liquidity and financing needs;
(ii) trends affecting our financial condition or results of operations; (iii) our financing plans and ability to control costs; (iv) our strategies regarding growth, including our intention to develop and market our products; (v) our ability to respond to and meet regulatory demands; and (vi) our expectation with respect to generating revenues from our technologies. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed above and elsewhere in this report and those set forth under "Risk Factors Affecting Our Business" in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      a. During the period, we sold a total of 22,092 shares of common stock to Fusion Capital Fund II, LLC in connection with a Common Stock Purchase Agreement dated May 23, 2005 pursuant to an available exemption from registration.

      b. Note 2 of the Financial Statements included in Part I of this filing of Form 10-QSB as to use of proceeds through September 30, 2005 is hereby incorporated by reference.

      c.    None

ITEM 5. OTHER INFORMATION

During the period covered by this report we entered into a severance agreement with our former Chief Executive Officer, Mento A. Soponis. Mr. Soponis resigned his position as our Chief Executive Officer in early July 2005, however, he remains a director of the Company. Consistent with the terms of Mr. Soponis' employment agreement, we will continue to pay him $15,000 per month until July 6, 2006, however, due to our current financial condition severance payments shall be deferred until such time as we are able to obtain additional capital. A copy of the Agreement of Separation and Release is included in the as an exhibit in the Form 10-QSB for the quarter ended June 30, 2005 that was filed on August 11, 2005 and is incorporated by reference.

Effective July 6, 2005, Dr. Robert T. Zahradnik was named acting president and chief executive officer of the Company replacing Mento A. Soponis. Dr. Zahradnik resigned his position on the Board of Directors in order for the Company to comply with the American Stock Exchange's small business required ratio of at least 50% of the board being independent board members. The Company agreed to a compensation arrangement with Dr. Zahradnik and the material terms include monthly compensation of $15,000, as well as medical and dental insurance and retirement compensation consistent with the Company benefits offered to all employees. On September 9, 2005, Dr. Zahradnik was named president and chief executive officer of the Company, discontinuing his status as acting president and chief executive officer. Copies of letters to Dr. Zahradnik summarizing his employment arrangement are included as an exhibit in the Form 10-QSB for the quarter ended June 30, 2005 that was filed on August 11, 2005 and a copy of the press release announcing Dr. Zahradnik being permanently installed as president and chief executive officer were filed on Form 8-K filed on September 13, 2005 and are incorporated by reference. Due to our current financial condition, Dr. Zahradnik has agreed to defer his salary until such time as we are able to obtain additional capital.

On October 21, 2005, the Company's bank amended certain loan covenants effective as of September 30, 2005, thereby changing the working capital and tangible net worth covenants to become $350,000 and amending the debt-to-equity covenant whereby debt cannot be greater than 56% of stockholders' equity. A copy of the Change in Terms Agreement is included in the Exhibits in Part II, Item 6.

ITEM 6.  EXHIBITS

                                                                Incorporated by Reference
                                                      ----------- -------------- ---------- ------------
Exhibit                                                                                        Filing      Filed
Number              Exhibit Description                  Form        File No      Exhibit       Date      Herewith
10.1    Agreement of Separation and Release with
        Mento A. Soponis                                10-QSB      001-32188      10.1       8/11/05

10.2    Letters summarizing the employment
        arrangement with Robert T. Zahradnik            10-QSB      001-32188      10.2       8/11/05

10.3    Business Loan Agreement, Collateral
        Security Agreement and Promissory Note
        between the Company and Merchants and
        Southern Bank dated February 24, 2005           10-QSB      001-32188       4.8       8/11/05

10.4    Change in Terms Agreement between Merchants
        & Southern Bank and the Company dated
        October 24, 2005 the Business Loan
        Agreement and cover letter from Merchants &
        Southern Bank dated October 20, 2005                                                                  X

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

31.2    Rule 13a-14(a)/15d-14(a) Certification                                                                X

32.1    Section 1350 Certifications                                                                           X

32.2    Section 1350 Certifications                                                                           X

********************************************************************************

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2005.


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