Form 10KSB/A
period 2005-12-31
ORAGENICS INC
filed 2006-03-23
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to ______________________

Commission file number 000-50614

ORAGENICS, INC.

(Name of small business issuer in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13700 Progess Blvd., Alachua, Florida	32615
(Address of Principal Executive Offices)	(Zip Code)

(386) 418-4018
(Issuer’s Telephone Number, Including Area Code)

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

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB Report except with respect to information specifically incorporated by reference in this Form 10-KSB Report, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission (“SEC”) on March 8, 2006 (the “Original Filing”) is being filed solely for the purpose of correcting two errors in the audit report of Kirkland Russ Murphy & Tapp, PA, our independent registered public accounting firm in part II, Item 7, Financial Statements.  Specifically, the date of the report of Kirkland Russ Murphy & Tapp, PA has been changed to read “February 15, 2006, except for Note 11 as to which the date is March 6, 2006” and the firm’s location is changed to read “Clearwater, FL.”  In addition, pursuant to rule 12b-25 of the Securities and Exchange Act of 1934, the Exhibits referenced in Item 13 are also amended to reflect the inclusion of updated certificates of certain officers and updated consents form Kirkland Russ Murphy & Tapp, PA and Ernst & Young LLP.  Except as described, no other changes have been made to the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 9.	Directors and Executive Officers of the Registrant	45

Item 10.	Executive Compensation	45

Item 11.	Security Ownership of Certain Beneficial Owners and Management	45

Item 12.	Certain Relationships and Related Transactions	45

Item 13.	Exhibits and Reports on Form 8-K	45

Item 14.	Principal Accountant Fees and Services	45

Signatures		64

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

Overview

We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally. Our strategy is to in-license or internally discover and to develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration’s (“FDA”) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which have expired, however, we have not generated revenues from sales of products.

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

Mutacin 1140 is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for mutacin 1140, which overcame a previous hurdle to that molecule’s development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. If we are able to secure adequate funding, we plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing during the first half of 2006 before performing more detailed animal safety and efficacy studies using mutacin 1140. For example, in March and April 2006 we plan to conduct two preclinical studies with MU 1140™ (which is mutacin 1140), utilizing independent testing labs, that will provide information on Tier 2 spectrum of activity against clinically important Gram-positive bacteria and the effectiveness in a drug resistant Staphylococcus aureus infected animal model system. Upon adequate funding and successful completion of this testing and the animal studies we expect to be positioned to file an IND in the fourth quarter of 2006.

Probiotics are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as a cosmetic or as "health supplements" in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product in these markets by late 2006. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. European and Asian companies have signaled their intent to establish a licensing agreement with us, while another potential partner is completing a laboratory evaluation of the product before moving forward with possible licensing discussions. We expect to initiate a human trial within the next two months to support product claims for Probiora 3™.  While there can be no assurances, this study should be completed by early in the third quarter of 2006. If successfully developed, our oral rinse product will be one of the first probiotics to be marketed for the maintenance of oral health.

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

Business Objectives and Milestones

The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of products based on our licensed, patented technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider sublicensing our licensed, patented technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration’s approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

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

Technical Background
Replacement therapy represents a novel approach to preventing bacterial infections by capitalizing on interactions between different species of bacteria inhabiting the same ecosystem. This approach involves permanently implanting a harmless strain of bacteria in the host’s microflora. Once established, the harmless strain prevents the colonization and outgrowth of a potential pathogen. In the case of dental caries, beneficial bacteria are implanted in the mouth of the host to prevent colonization of the harmful bacteria that cause tooth decay.

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

Using clinical isolates of this rare strain as the starting strain, we then employed recombinant DNA technology to delete the gene encoding for lactate dehydrogenase. Our research revealed the gene deletion eliminated the strain’s ability to produce lactic acid; however, it also caused a metabolic imbalance that prevented the strain from growing. So as to correct the imbalance, an auxiliary gene for alcohol dehydrogenase was inserted which restored the strain’s growth. Instead of lactic acid, the strain produced ethanol and acetoin which are the normal end products of metabolism in many other microorganisms colonizing the oral cavity. We named this strain BCS3-L1, and filed for composition of matter intellectual property protection for the strain.

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

We began our initial study in May 2005, however, during the remainder of 2005 we were unable to enroll a sufficient number of qualified subjects into our study. This initial study was expected to be conducted in eleven couples and an additional four unattached males at Hill Top Research in West Palm Beach, Florida and would look at the safety of Replacement Therapy and the potential for horizontal transmission of the Replacement Therapy organism to the non-treated member of each couple. All of the participants in the trial, according to the FDA approved protocol, were required to be without teeth, with full sets of dentures, and under the age of 55. The study required four days of pretreatment with an antibiotic (chlorhexidine) to kill resident S. mutans in each participant’s mouth. Male study subjects were to receive Replacement Therapy. The non-treated member of each couple was to be tested repeatedly to see if there was any horizontal transmission of the Replacement Therapy organism from one person to another. The investigators were to determine the genetic stability of the Replacement Therapy organism over time. Seven days after treatment, the subjects were to undergo an eradication phase of the study for one month, using the same antibiotic and the withholding of a D-alanine amino acid supplement that the Replacement Therapy organism requires for its survival. Finally, the protocol required investigators to subsequently follow each study participant for three months to ensure that the eradication was effective.

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

In summary, we believe the preclinical studies demonstrate that our genetically modified strain of Streptococcus mutans:

•	Does not cause significant tooth decay in the animal test subjects;
•	Persistently and preemptively colonizes the tooth surfaces of the animal test subjects;
•	Displaces other strains of Streptococcus mutans;
•	Is genetically stable in the laboratory and in the animal test subjects;
•	Shows no toxicity in acute and chronic tests; and
•	Does not disrupt the normal flora of the mouth.

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

We received notification from B.C. International Corporation on July 29, 2002 that a gene utilized in its licensed, patented strain of Streptococcus mutans infringes a patent which it holds under a license. B.C. International Corporation’s notification did not state that they intended to pursue legal remedies. We do not believe that the gene in question infringes that patent and we sent them correspondence setting out our position. We have received no further communication from B.C. International Corporation.

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

Market Opportunity
Despite the introduction of fluorides in public water systems, fluoridated toothpastes, fluoride treatments in the dental office and dental sealants, tooth decay still affects the majority of children and adults. There are a number of factors that are likely to increase the incidence and frequency of tooth decay which include:

•	increasing consumption of dietary sugar;

•	increasing consumption of bottled water, which generally does not contain fluoride; and

•	increasing age of the population.

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

Preclinical Studies
Our researchers and others have conducted laboratory studies on mutacin 1140 to determine its efficacy as an antibacterial agent. To test mutacin 1140’s ability to kill bacteria, standard microbiological testing methods were employed. Mutacin 1140 was purified and incorporated into growth medium at different concentrations. The medium was then inoculated with the bacterium under study, and its ability to grow in the presence of mutacin 1140 was observed. The minimal inhibitory concentration (MIC), which is defined as the lowest concentration of mutacin 1140 observed to inhibit growth of the test bacterium, was recorded.

We believe the results of our laboratory studies demonstrate that mutacin 1140 is effective at killing a broad spectrum of bacteria, including the streptococci that cause pharyngitis (“strep throat”), the predominant type of pneumonia, and bacterial endocarditis. The antibiotic has also been shown to be effective against vancomycin-resistant Staphylococcus aureus and Enterococcus faecalis infections, both of which are rapidly growing problems within the medical community. Mutacin 1140 was found to kill all Gram-positive bacteria tested at concentrations comparable to many therapeutically effective antibiotics. A particularly interesting feature of mutacin 1140 is that none of the sensitive species of bacteria tested was able to acquire genetically stable resistance to purified mutacin 1140.

During the next two months, we plan to conduct two preclinical studies with MU 1140™, utilizing independent testing labs, that will provide information on Tier 2 spectrum of activity against clinically important Gram-positive bacteria and the effectiveness in a drug resistant Staphylococcus aureus infected animal model system.

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

The oral cavity provides an ecological niche for 400 -500 bacterial species, some of which are responsible for periodontal disease (gum disease) and dental caries (tooth decay). Of all of the bacteria normally residing in a person’s mouth, only about half a dozen are the primary cause of periodontal disease and dental caries. Our oral rinse probiotics’ technology employs three natural strains of beneficial bacteria which promote oral health and inhibit the growth of harmful bacteria that cause periodontal disease and tooth decay.

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

We are currently performing studies to determine an appropriate and stable delivery system. We expect to initiate a human trial within the next two months to support product claims for Probiora 3™.  While there can be no assurances, this study should be completed by early in the third quarter of 2006.

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

Available Information

Our website is www.oragenics.com. On our website we make available at no cost our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). The information contained on our website is not a part of this annual report on Form 10-KSB.

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

	2005		2004
	High	Low	High	Low
COMMON STOCK
First quarter	$4.00	$1.59	$4.35	$3.20
Second quarter	$2.40	$1.59	$4.40	$2.80
Third quarter	$1.85	$1.15	$3.75	$2.00
Fourth quarter	$1.00	$0.40	$4.45	$2.65

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,260,000	$1.90	240,000

Equity compensation plans not approved by security holders	137,500 (1) 25,000 (1) 35,000 (2) 3,032,500 (3) 35,000 (3)	2.75 2.25 1.59 0.60 0.40	--- --- --- --- ---

Total	4,525,000	$1.04	240,000

___________________
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

Each unit consisted of one share of common stock, one half of one non-transferable Series A Common Stock Purchase Warrant and one half of one non-transferable Series B Common Stock Purchase Warrant. One whole Series A warrant was exercisable on or before December 24, 2003 to acquire one share of common stock at a price of $2.00 per share. All Series A warrants were exercised on or prior to December 24, 2003 providing proceeds of $2,400,000. One whole Series B warrant was exercisable on or before March 24, 2004 to acquire one share of common stock at a price of $3.00 per share. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of our common stock and warrants to purchase 500,000 shares of our common stock at $1.25 per share until June 24, 2005. All underwriter warrants were exercised providing additional proceeds to us of $625,000. The costs associated with maintaining this registration statement totaling $62,421 through December 31, 2005 are netted against proceeds and recorded as a component of stockholders’ equity.

Through December 31, 2005 we have applied all of the net proceeds of $8,231,391 we received from our initial public offering as follows:

Payment of notes payable and accrued interest thereon to directors and officers:
Brian McAlister (Cornet Capital Corp.)	$179,757
Robert Zahradnik	88,477
Jeffrey Hillman	15,429
Deferred compensation payable to officers	189,302
Patent expenses paid to University of Florida	100,000
Regulatory consulting fees	743,018
Mutacin 1140 production research	758,878
Pre-clinical research	2,554,652
General and administration costs	2,741,877
Repayment of indebtedness incurred to purchase computer and laboratory equipment	860,001
$8,231,391

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We are an emerging, early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers. Our strategy is to in-license and to develop products through human proof-of-concept studies (Phase I and II clinical trials of the U.S. Food and Drug Administration’s regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which have expired. We have not generated revenues from sales of products.

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

Mutacin 1140 is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin was discovered by our researchers during the course of developing replacement therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for mutacin 1140, which overcame a previous hurdle to that molecule’s development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. If we are able to secure adequate funding, we plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing during the first half of 2006 before performing more detailed animal safety and efficacy studies using mutacin 1140. For example, in March and April 2006 we plan to conduct two preclinical studies with MU 1140™, utilizing independent testing labs, that will provide information on Tier 2 spectrum of activity against clinically important Gram-positive bacteria and the effectiveness in a drug resistant Staphylococcus aureus infected animal model system. Upon adequate funding and successful completion of this testing and the animal studies we would then be positioned to file an IND for mutacin 1140.

Probiotics are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as a cosmetic or as "health supplements" in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product in these markets by late 2006. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. European and Asian companies have signaled their intent to establish a licensing agreement with us, while another potential partner is completing a laboratory evaluation of the product before moving forward with possible licensing discussions. We expect to initiate a human trial within the next two months to support product claims for Probiora 3™.  While there can be no assurances, this study should be completed by early in the third quarter of 2006. If successfully developed, our oral rinse product will be one of the first probiotics to be marketed for the maintenance of oral health.

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

Business Objectives and Milestones

The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of products based on our licensed, patented technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider sublicensing our licensed, patented technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration’s approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R), which we expect to adopt in the first quarter of 2006, is generally similar to Statement 123, however, it will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Thus, pro forma disclosure will no longer be an alternative to financial statement recognition. We do not believe the adoption of Statement 123(R) will have a material impact on our results of operations or financial position.

Results of Operations

Operating Results Summary

	Three Months Ended December 31
	2005	2004

Revenue	$-	$33,333

Operating expenses:
Research and development	452,853	742,557
General and administration	307,153	565,181
Total operating expenses	760,006	1,307,738

Loss from operations	(760,006)	(1,274,405)

Other income (expense):
Interest income	5,221	15,831
Interest expense	(6,610)	(442)
Total other income, net	(1,389)	15,389

Loss before income taxes	(761,395)	(1,259,016)
Income tax benefit	-	-
Net loss	$(761,395)	$(1,259,016)

	Years ended December 31
	2005	2004

Revenue	$-	$196,210

Operating expenses:
Research and development	2,097,223	1,990,979
General and administration	1,166,854	1,329,983
Total operating expenses	3,264,077	3,320,962

Loss from operations	(3,264,077)	(3,124,752)

Other income (expense):
Interest income	41,874	47,306
Interest expense	(29,175)	(442)
Total other income (expense), net	12,699	46,864

Loss before income taxes	(3,251,378)	(3,077,888)
Income tax benefit	-	-
Net loss	$(3,251,378)	$(3,077,888)

For the Quarters Ended December 31, 2005 and 2004

We had no revenues in the three months ended December 31, 2005 as compared to $33,333 in the quarter ended December 31, 2004 that related to a portion of the revenues earned on an SBIR grant. Our operating expenses decreased 42% to $760,006 in the three months ended December 31, 2005 from $1,307,738 in same period in 2004. Research and development expenses decreased 39% to $452,853 in the three months ended December 31, 2005 from $742,557 in the same period in 2004, reflecting the lay-off of five R&D employees in October 2005 amounting to approximately $150,000, the reduction in use of outside consultants amounting to approximately $122,000, and the reduction of stock option compensation expense of approximately $95,000, offset by increases in depreciation totaling $45,000 associated with new equipment purchases in early 2005, minimum royalty payment to the University of Florida amounting to $25,000 and increased utility costs of approximately $9,000. General and administration expenses decreased 46% to $307,153 in the three months ended December 31, 2005 from $565,181 in same period in 2004. This lower amount in 2005 reflects fewer administrative personnel in 2005 amounting to approximately $29,000, the reduction of stock option compensation expense of approximately $152,000, the reduction in use of outside consultants amounting to approximately $17,000, the reduction in travel and entertainment expenses of approximately $19,000, the reduction in the premium cost of Directors’ and Officers’ Liability Insurance amounting to approximately $9,000 and higher than normal supply costs in 2004 to outfit our new building amounting to approximately $34,000.

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

Loan Agreement - On February 24, 2005, we entered into a Business Loan Agreement with a bank that funded $615,192 of laboratory equipment purchases. We made monthly payments of interest and principal, having also made an accelerated payment of $200,000 in October 2005 and a final payment of approximately $296,000 in December 2005. Thus, the entire loan balance had been repaid at December 31, 2005. The loan had a term of 37 months with the first month’s payment of interest only and the remaining monthly payments of principal and interest of approximately $19,000 per month. Interest was calculated at the prime rate as published in the Wall Street Journal (8.00% in December, 2005) plus 1.00%. The loan was collateralized by the equipment purchased, as well as all equipment owned by us at the time of the agreement. The original loan terms required us to maintain working capital and tangible net worth of at least $750,000 and not allow debt to be greater than 50% of stockholders’ equity. Effective September 30, 2005, the bank amended the working capital covenant to provide that working capital not be lower than $350,000. The bank also amended the debt-to-equity covenant whereby debt could not be greater than 56% of stockholders’ equity. Thus, we were in compliance with the loan covenants throughout the term of the loan. We incurred interest of $29,176 during the year.

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

Fusion Capital - On May 23, 2005, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period. On each trading day during the term of the Purchase Agreement, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. Fusion Capital does not have the right or obligation to purchase shares of our common stock from us in the event that the price of our common stock is less than $0.75. Subject to the foregoing, we have the right to control the timing and the number of shares sold to Fusion Capital. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the terms of a registration rights agreement we entered into with Fusion Capital in connection with the Purchase Agreement, dated May 23, 2005, we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares which may be purchased by Fusion Capital under the Purchase Agreement. The registration statement was declared effective on June 23, 2005 and the American Stock Exchange approved the listing of the shares on July 7, 2005. We incurred costs of approximately $150,000 for legal, accounting, stock exchange, and regulatory fees in connection with this financing arrangement. During the year, we sold 22,092 of our shares to Fusion Capital pursuant to the Purchase Agreement for total proceeds of $35,000. Because our stock price has traded below the $0.75 threshold since November 23, 2006, Fusion Capital is not obligated to purchase any shares of our common stock from us.

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

We have incurred annual operating losses of $3,251,378, $3,077,888 and $1,672,954, respectively, during the past three fiscal years of operation. As a result, at December 31, 2005 we had an accumulated deficit of $8,723,362. We have generated minimal revenues to date and our revenues have not been sufficient to sustain our operations. Although we recently completed two financings totaling $1,775,000 for the private placement of equity securities, we do not currently expect to have sufficient capital to sustain our operations beyond the second quarter of 2006. If we are not able to raise additional capital, among other things:

•	We will need to cease operations and be unable to pursue further development of our technologies;
•	We will have to lay-off our personnel;
•	We could be unable to continue to make public filings;
•	We will be delisted from the American Stock Exchange; and
•	Our licenses for our replacement technology and Mutacin 1140 technology could be terminated which would significantly harm our business.

At December 31, 2005, we had working capital of approximately $675,000. The independent registered public accounting firm’s report for the year ended December 31, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $3,434,382 for the year ended December 31, 2005, and have sustained operating cash flow deficits of $2,745,243 in 2004 and $1,218,910 in 2003. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and our team of research scientists, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of our Chief Executive Officer, Robert T. Zahradnik and our Chief Scientific Officer, Dr. Jeffrey D. Hillman, and any of our other executive officers or of our researchers could harm our ability to develop and commercialize our technologies. We have no “key man” life insurance policies. We have three year employment agreement with Dr. Hillman, which automatically renews for one-year term unless 90 days written notice is given by either party.

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

Completion of clinical trials may take several years. Commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	lack of efficacy during the clinical trials;
•	unforeseen safety issues;
•	slower than expected patient recruitment; and
•	government or regulatory delays.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. We received notification from B.C. International Corporation on July 29, 2002 that a gene utilized in our licensed, patented strain of S. mutans infringes a patent which it holds under a license. B.C. International Corporation’s notification did not state that they intended to pursue legal remedies. Our management does not believe the gene in question infringes that patent. We have sent them correspondence setting out our position and we have not heard anything further from B.C. International Corporation. If necessary, we would need to be prepared to assert our rights vigorously with respect to such matter, which we may not be able to do without sufficient funding. If litigation should ensue and we are unsuccessful in that litigation, we could be enjoined for a period of time from marketing products which infringe any valid patent rights held or licensed by B.C. International Corporation and/or we could owe substantial damages.

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

We are evaluating our internal controls in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. We are a small company with limited resources that will make it difficult for us to timely comply with the requirements of Section 404. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will be no earlier than our fiscal year ending December 31, 2006.

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

Our stock price historically has been volatile and our stock’s trading volume has been low.

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

Although our common stock began trading on the American Stock Exchange under the symbol “ONI” on May 20, 2004, the trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

•	quarter-to-quarter variations in our operating results;
•	the results of testing, technological innovations, or new commercial products by us or our competitors;
•	governmental regulations, rules, and orders;
•	general conditions in the healthcare, dentistry, or biotechnology industries;
•	comments and/or earnings estimates by securities analysts;
•	developments concerning patents or other intellectual property rights;
•	litigation or public concern about the safety of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	release of escrow or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;
•	potential litigation;
•	adverse announcements by our competitors; and
•	the additional sale of common stock by us in a capital raising transaction.

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

If our common stock is de-listed from the American Stock Exchange, trading in our common stock would be conducted, if at all, on the NASD’s OTC Bulletin Board in the United States. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Forward-Looking Statements

The terms “Oragenics,” “Company,” “we,” “our,” and “us” refer to Oragenics, Inc. Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) trends affecting our financial condition or results of operations, (e) our ability to continue to control costs and to meet our liquidity and other financing needs, (f) our ability to respond to and meet regulatory demands, and (g) our anticipated needs for working capital. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are not guarantees of future performance and are subject to a number of known and unknown risks, uncertainties, and other factors, including those discussed above and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 8B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Report in that we expect to file a definitive proxy statement with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for our 2006 annual meeting of shareholders (the “Proxy Statement”), and certain information included in the Proxy Statement will be incorporated herein by reference.

Item 9. Directors and Executive Officers of the Registrant.

The information required by this Item 9 with respect to identification of our directors will be included under the captions “Proposal I Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference to our Proxy Statement. We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our Directors, officers and employees, including our principal executive officer and principal financial officer. The Code is posted on our website at www.oragenics.com. We intend to disclose any amendments to the Code by posting such amendments on our website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Item 10. Executive Compensation.

The information required by this Item 10 with respect to management remuneration and transactions is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 11 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item 12 with respect to transactions between us and certain related entities is incorporated herein by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 13. Exhibits.

Incorporated by reference to the Exhibit Index immediately following the signature page.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to our Proxy Statement under the heading “Principal Accountant Fees and Services."

Oragenics, Inc.

Financial Statements

Years ended December 31, 2005 and 2004

Contents

Index to Financial Statements	F-1

Report of Kirkland Russ Murphy & Tapp, PA, Independent Registered Public Accounting Firm	F-2

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-3

Audited Financial Statements
Balance Sheet	F-4
Statements of Operations	F-5
Statements of Changes in Stockholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oragenics, Inc.

We have audited the accompanying balance sheet of Oragenics, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming Oragenics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, negative operating cash flows and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

February 15, 2006, except for Note 11
as to which the date is March 6, 2006
Clearwater, Florida

/s/ Kirkland Russ Murphy & Tapp, PA
Certified Public Accountants

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of
Oragenics, Inc.

We have audited the statements of operations, changes in stockholders’ equity and cash flows of Oragenics, Inc for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Oragenics, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Oragenics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses, negative operating cash flows and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Certified Public Accountants
January 28, 2005
Tampa, Florida

Oragenics, Inc.

Balance Sheet
December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$937,789
Prepaid expenses and other current assets	112,047
Total current assets	1,049,836

Property and equipment, net	1,096,564
Total assets	$2,146,400

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$374,830
Total current liabilities	374,830

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,146,117 shares issued and outstanding	18,146
Additional paid in capital	10,476,786
Accumulated deficit	(8,723,362)
Total stockholders’ equity	1,771,570
Total liabilities and stockholders’ equity	$2,146,400

See accompanying report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

	Year ended December 31
	2005	2004

Revenue	$-	$196,210

Operating expenses:
Research and development	2,097,223	1,990,979
General and administration	1,166,854	1,329,983
Total operating expenses	3,264,077	3,320,962

Loss from operations	(3,264,077)	(3,124,752)

Other income (expense):
Interest income	41,875	47,306
Interest expense	(29,176)	(442)
Total other income (expense), net	12,699	46,864

Loss before income taxes	(3,251,378)	(3,077,888)
Income tax benefit	-	-
Net loss	$(3,251,378)	$(3,077,888)

Basic and diluted net loss per share	$(0.22)	$(0.22)

Shares used to compute basic and diluted net loss per share	15,082,098	14,118,129

See accompanying report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2003	13,296,204	13,296	5,820,697	(2,394,096)	3,439,897
Exercise of common stock warrants	1,048,720	1,049	3,034,724	-	3,035,773
Costs associated with filing initial public offering post effective amendment	-	-	(62,421)	-	(62,421)
Issuance of common stock and warrants	250,000	250	544,676	-	544,926
Compensation credit relating to option issuances	-	-	156,157	-	156,157
Net loss	-	-	-	(3,077,888)	(3,077,888)
Balance at December 31, 2004	14,594,924	14,595	9,493,833	(5,471,984)	4,036,444
Exercise of common stock warrants	276,180	276	344,949	-	345,225
Issuance of common stock and warrants	3,275,013	3,275	1,023,695	-	1,026,970
Compensation expense relating to option issuances	-	-	(385,691)	-	(385,691)
Net loss	-	-	-	(3,251,378)	(3,251,378)
Balance at December 31, 2005	18,146,117	$18,146	$10,476,786	$(8,723,362)	$1,771,570

See accompanying report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

	Year ended December 31
	2005	2004

Operating activities
Net loss	$(3,251,378)	$(3,077,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260,636	41,987
Stock-based compensation (credit) expense	(385,691)	156,157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,151)	(84,258)
Accounts payable and accrued expenses	(54,798)	289,013
Accrued interest	-	(25,582)
Deferred compensation	-	(44,672)
Net cash used in operating activities	(3,434,382)	(2,745,243)

Investing activity
Purchases of property and equipment	(666,268)	(690,548)
Net cash used in investing activity	(666,268)	(690,548)

Financing activities
Net proceeds from issuance of common stock	1,372,195	3,518,278
Net proceeds from bank loan	615,192	-
Repayments of bank loan principal	(615,192)	-
Net cash provided by financing activities	1,372,195	3,518,278

Net (decrease) increase in cash and cash equivalents	(2,728,455)	82,487
Cash and cash equivalents at beginning of year	3,666,244	3,583,757
Cash and cash equivalents at end of year	$937,789	$3,666,244

Supplemental disclosure of cash flow information
Interest paid	$29,176	$26,024

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,251,378 for the year ended December 31, 2005 and as of that date had an accumulated deficit of $8,723,362. Cash used in operations for the years ended December 31, 2005 and 2004 was $3,434,382 and $2,745,243, respectively, and cash flow from operations was negative throughout 2005. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes its working capital at December 31, 2005 will be insufficient to meet the business objectives as presently structured. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings. During 2005 the Company conducted a private placement to raise capital. During 2006 the Company expects to raise additional capital through selling additional debt or equity securities on terms acceptable to the Company. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are deposited in a financial institution and consist of demand deposits and overnight repurchase agreement investments and at times deposits are in excess of federally insured limits.

Oragenics, Inc.

Notes to Financial Statements (continued)

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

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

1. Organization and Significant Accounting Policies (continued)

	Year ended December 31
	2005	2004

Net loss, as reported	$(3,251,378)	$(3,077,888)
Effect of stock-based employee compensation expense (credit) included in reported net loss	(385,691)	156,157
Total stock-based employee compensation expense determined under fair value based method for all awards	(200,233)	(152,545)
Pro forma net loss	$(3,837,302)	$(3,074,276)

Loss per share:
Basic and diluted - as reported	$(0.22)	$(0.22)
Basic and diluted - pro forma	$(0.25)	$(0.22)
Shares used to compute basic and diluted net loss per share	15,082,098	14,118,129

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The majority of the Company’s activities are research and development related.

Oragenics, Inc.

Notes to Financial Statements (continued)

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

Oragenics, Inc.

Notes to Financial Statements (continued)

2. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2005:

Laboratory equipment	$876,343
Leasehold improvements	481,606
Office and computer equipment	55,107
1,413,056
Accumulated depreciation and amortization	(316,492)
$1,096,564

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

Oragenics, Inc.

Notes to Financial Statements (continued)

4. Business Loan Agreement

On February 24, 2005, the Company entered into a Business Loan Agreement with a bank that funded $615,192 of laboratory equipment purchases. The Company made monthly payments of interest and principal, having also made an accelerated payment of $200,000 in October 2005 and a final payment of approximately $296,000 in December 2005. Thus, the entire loan balance had been repaid at December 31, 2005. The loan had a term of 37 months with the first month’s payment of interest only and the remaining monthly payments of principal and interest of approximately $19,000 per month. Interest was calculated at the prime rate as published in the Wall Street Journal (8.00% in December, 2005) plus 1.00%. The loan was collateralized by the equipment purchased, as well as all equipment owned by the Company at the time of the agreement. The original loan terms required the Company to maintain working capital and tangible net worth of at least $750,000 and not allow debt to be greater than 50% of stockholders’ equity. Effective September 30, 2005, the bank amended the working capital covenant to provide that working capital not be lower than $350,000. The bank also amended the debt-to-equity covenant whereby debt could not be greater than 56% of stockholders’ equity. Thus, the Company was in compliance with the loan covenants throughout the term of the loan. The Company incurred interest of $29,176 during the year.

5. Stockholders’ Equity

Common Stock

On June 24, 2003, the Company completed the filing of 2,400,000 units at $1.25 per unit as an initial public offering (IPO) for gross proceeds of $3,000,000. Each unit consisted of one share of the Company’s common stock, one-half Series A Common Share Purchase Warrant and one-half Series B Common Share Purchase Warrant. One whole Series A warrant allowed the holder to purchase a share of the Company’s stock at $2.00 per share until December 24, 2003. All Series A warrants were exercised before the expiration date providing proceeds to the Company of $2,400,000. One whole Series B warrant allowed the holder to purchase a share of the Company’s stock at $3.00 per share until March 24, 2004. A total of 995,400 Series B warrants were exercised on or before March 24, 2004 providing proceeds of $2,986,200 and the remaining 204,600 Series B warrants expired unexercised on March 24, 2004. In addition to receiving a cash commission for each share sold, the underwriting agent for the IPO received 100,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock of the Company at $1.25 per share until June 24, 2005. All 500,000 underwriter warrants were exercised, of which 276,180 shares of common stock were issued in 2005 providing additional proceeds to the Company of $345,225. The cost of the IPO, including the filing of a post effective amended registration statement in October 2004, was $779,809 including the agent’s commission.

On November 30, 2004, the Company completed a private placement of its stock, through a placement agent, selling 25 units at $27,500 per unit totaling $687,500. Each unit consisted of 10,000 shares of common stock and 5,000 warrants to purchase common stock at a price of $3.50 per share until November 30, 2008. The total cost associated with this financing was approximately $142,500 including the underwriter’s commission.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

5. Stockholders’ Equity (continued)

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

Stock Compensation Plan

The Company’s 2002 Stock Option and Incentive Plan (the Plan) was adopted by the Board of Directors (the Board). The purpose is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. As of December 31, 2005, the Company had not awarded stock appreciation rights or restricted stock under the Plan. The Company has reserved an aggregate of 1,500,000 shares of common stock for grants under the Plan, of which 240,000 shares are available for future grants as of December 31, 2005. The exercise price of each option shall be determined by the Board and an option’s maximum term is ten years.

In September 2002, the Company issued 195,000 options that were re-priced upon the change in the initial public offering price. As a result, these options were subjected to variable accounting treatment. In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), stock options must be accounted for as variable under such circumstances. Variable accounting requires companies to re-measure compensation costs for the variable options until the options are exercised, cancelled, or forfeited without replacement. Compensation is dependent on fluctuations in the quoted stock prices for the Company's common stock. Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled, or forfeited, after which time the compensation will be recognized immediately at each reporting period. During 2004, the Company recognized compensation expense of $156,157. During 2005, the Company recognized a credit to compensation expense of $385,691 as a result of the decline in the fair market value of the Company’s common stock below the price of $1.25 at the IPO.

Oragenics, Inc.

Notes to Financial Statements (continued)

5. Stockholders’ Equity (continued)

A summary of the status of the Company’s outstanding stock options as of December 31, 2005 and 2004 and changes during the periods ending on those dates is presented below:

	Options	Option Price Per Share	Weighted Average Exercise Price

Outstanding at January 1, 2004	600,000	$1.25 - 4.00	$2.22
Forfeited	(20,000)	2.65	2.65
Granted	175,000	3.30 - 4.25	3.83
Granted	315,000	2.25 - 2.65	2.38
Outstanding at December 31, 2004	1,070,000	1.25 - 4.25	2.52
Forfeited	(392,000)	1.25 - 3.30	2.25
Granted	582,000	0.53 - 2.25	1.00
Outstanding at December 31, 2005	1,260,000	0.53 - 4.25	$1.90

Exercisable at end of year	686,664	$0.53 - 4.25	$1.80

The range of exercise price is $0.53 to $4.25 per share. The weighted-average per option fair value of options granted during 2005 and 2004 was $0.62 and $1.48, respectively, and the weighted average remaining contractual life of those options is 4.3 years. Options vest over a period of three to four years from respective grant dates and the options expire 5 years after the date of grant. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted average risk-free interest rate of 1.00-2.87%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s common stock of 55%; and an expected life of the option of four years.

6. Licenses

The Company has two license agreements with the University of Florida Research Foundation, Inc. (“UFRF”) for their technologies. The Company issued 599,940 shares of common stock as partial consideration. Beginning in 2004, the license agreements provide for, among other things, the Company to make minimum annual research expenditures of $1,000,000 and to adhere to specific milestones. Beginning in 2005, the Company is required to pay minimum royalties on product sales of $50,000 annually per agreement. If the Company fails to perform certain of its obligations, UFRF may terminate the license agreements.

Oragenics, Inc.

Notes to Financial Statements (continued)

6. Licenses (continued)

In March 2004, the Company licensed from iviGene Corporation (iviGene), a company whose major shareholders also own a significant number of shares of the Company’s common stock, applications of two novel technologies referred to as IVIAT and CMAT. The license provides the Company with exclusive worldwide rights to this broad platform technology in the areas of cancer and tuberculosis, as well as agricultural and other non-human uses. In return, the Company will pay royalties on revenues it is able to generate from any products developed using the technology, including royalties on sublicense fees, milestone payments and future product sales. Under the terms of the license with iviGene, the Company is not obligated to make any payments to iviGene until it has achieved certain milestone or royalty payments, however, Oragenics is required to spend up to $200,000 annually on these technologies to maintain its license. To support the research for this technology in 2004, the Company received a Phase I Small Business Innovation Research Grant from the National Institute of Allergy and Infectious Diseases (NIAID) of the National Institutes of Health (NIH) that paid to the Company $96,210. In 2005 Oragenics did not meet the requirements of committing two full-time staff or spending at least $200,000, however, the Company obtained a waiver of these provisions from iviGene, thus maintaining our license arrangement with them.

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

8. Income Taxes

At December 31, 2005, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

Deferred tax assets:
Net operating loss carryforward	$3,170,707
Consulting services	57,010
Non qualified stock options	20,320
Tax credits	195,326
Total deferred tax assets	3,443,363
Less valuation allowance	(3,443,363)
Total net deferred taxes	$-

Oragenics, Inc.

Notes to Financial Statements (continued)

8. Income Taxes (continued)

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2005 and 2004:

	Year ended December 31
	2005	2004

Income tax benefit computed at statutory federal rate of 34%	$(1,105,469)	$(1,046,482)
State income tax benefits, net of federal expense/benefit	(118,025)	(111,727)
Change in valuation allowance	1,387,567	1,178,040
Non-deductible expenses	(98,021)	60,721
Research and development credit	(66,052)	(80,552)
Total	$-	$-

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

Oragenics, Inc.

Notes to Financial Statements (continued)

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

Future annual minimum payments under all noncancelable operating leases are approximately as follows:

Year ended:

2006	$86,600
2007	88,600
2008	87,800
2009	82,600
Thereafter	-
$345,600

10. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2005
	First	Second	Third	Fourth
Total operating expenses	$879,105	$874,963	$750,003	$760,006
Net loss	(866,130)	(872,681)	(751,172)	(761,395)

Loss per share:
Basic and Diluted	$(0.06)	$(0.06)	$(0.05)	$(0.05)

	2004
	First	Second	Third	Fourth
Revenue	$-	$44,235	$118,642	$33,333
Total operating expenses	544,461	723,202	745,561	1,307,738
Net loss	(537,440)	(667,662)	(613,770)	(1,259,016)

Loss per share:
Basic and Diluted	$(0.04)	$(0.05)	$(0.04)	$(0.09)

Oragenics, Inc.

Notes to Financial Statements (continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2006

ORAGENICS, INC.
(Registrant)

By: /s/ Robert T. Zahradnik
Robert T. Zahradnik, Chief Executive Officer and President

  By: /s/ Paul A. Hassie
Paul A. Hassie, Chief Financial Officer, Secretary and
Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert T. Zahradnik	Chief Executive Officer and President	March 23, 2006
Robert T. Zahradnik

/s/ Paul A. Hassie	Chief Financial Officer	March 23, 2006
Paul A. Hassie

/s David J. Gury	Chairman	March 23, 2006
David J. Gury

/s/ Brian Anderson	Director	March 23, 2006
Brian Anderson

/s/ George T. Hawes	Director	March 23, 2006
George T. Hawes

/s/ Jeffrey D. Hillman	Director	March 23, 2006
Jeffrey D. Hillman

Exhibit Index

	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02
3.2	Bylaws	SB-2	333-100568	3.2	10/16/02
4.1	Specimen Stock Certificate	SB-2	333-100568	4.1	10/16/02
4.2	Form of November 2004 private placement warrant	10-KSB	000-50614	4.3	03/14/05
4.3	Form of November 2004 private placement Subscription Agreement (including registration rights)	10-KSB	000-50614	4.4	03/14/05
4.4	Warrant Amendment Agreement (including form of replacement warrant) between the Company and The Arbitrage Fund, Mark Campbell, The Harold T. Grisham Living Trust and Westminster Securities dated May 31, 2005 to November 2004 warrant	SB-2	333-125660	4.5	06/09/05
4.5	Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, dated as of May 23, 2005	8-K	000-50614	4.5	05/23/05
4.6	Registration Rights Agreement with Fusion Capital Fund II, LLC, dated as of May 23, 2005	8-K	000-50614	4.6	05/23/05
4.7	Securities Purchase Agreement, dated November 20, 2005, among the purchasers and Oragenics, Inc.	S-3	333-131015	4.2	01/13/06
4.8	Registration Rights Agreement dated November 20, 2005, among the investors and Oragenics, Inc.	S-3	333-131015	4.3	01/13/06
4.9	Specimen private placement December 2005 warrant certificate	S-3	333-131015	4.4	01/13/06
10.1	License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02
10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02
10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02
10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02
10.5	Fourth Amendment to Replacement Therapy License Agreement and Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03
10.6	License Agreement between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “Antimicrobial Polypeptide License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.7	First Amendment to the Antimicrobial Polypeptide License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02
10.8	Second Amendment to the Antimicrobial Polypeptide License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02
10.9	Third Amendment to the Antimicrobial Polypeptide License Agreement dated September 25, 2002
10.10	Equity Agreement between the Company and the University of Florida Research Foundation dated August 4, 1998 (including registration rights)	SB-2/A-2	333-100568	10.8	02/10/03
10.11	Escrow Agreement between our principals, the Company and Computershare Trust Company	SB-2	333-100568	99.10	10/16/02
10.12	Value Escrow Agreement between the Company, the University of Florida Research Foundation, Inc. and Computershare Trust Company	SB-2	333-100568	99.11	10/16/02
10.20+	2002 Stock Option and Incentive Plan	SB-2	333-100568	99.16	10/16/02
10.21+	Amendment No. 1 to the 2002 Stock Option and Incentive Plan	DEF 14A	333-100568	App. E	04/22/04
10.31	Proprietary Information Agreements between the Company, Brian Anderson, Robert Zahradnik and Howard Kuramitsu,	SB-2	333-100568	99.23	10/16/02
10.32*	Proprietary Information and Invention Agreement between the Company and Jeffrey D. Hillman	SB-2	333-100568	99.4	10/16/02
10.43*	Employment agreement of Jeffrey Hillman	10-KSB	000-50614	10.43	03/17/04
10.44*	Employment agreement of Paul Hassie	10-KSB	000-50614	10.44	03/17/04
10.45	Memorandum of Agreement - License Agreement between iviGene Corporation and the Company	10-QSB	000-50614	10.1	08/11/04
10.46	Letter dated February 3, 2006 waiving iviGene license requirements for 2005	10-KSB	000-50614	10.46	3/8/06
10.47	Lease Agreement between the Company and Hawley-Wiggins LLC dated January 28, 2004; Subordination Agreement dated April 14, 2004; and First Amendment dated November 15, 2004	10-KSB	001-32188	10.46	03/14/05
10.48	Termination Agreement between Westrock Advisors, Inc. and Oragenics, Inc.	S-3	333-131015	10.1	1/13/06
10.49	Agreement of Separation and Release between the Company and Mento S. Soponis	10-QSB	001-32188	10.1	08/11/05
10.50	Employment Agreement of Robert Zahradnik	10-QSB	001-32188	10.2	08/11/05
16.0	Letter regarding change in certifying accountant	8-K	001-32188	16.0	08/29/05
23.1	Consent of Kirkland Russ Murphy & Tapp, PA					X
23.2	Consent of Ernst & Young LLP					X

31.1	Rule 13a-14(a)/15d-14(a) Certification	X
31.2	Rule 13a-14(a)/15d-14(a) Certification	X
32.1	Section 1350 Certifications	X
32.2	Section 1350 Certifications	X
__________________
* management contract
+ compensatory plan or arrangement