Form 10QSB
period 2006-03-31
ORAGENICS INC
filed 2006-05-02
CIK 1174940

================================================================================

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 1, 2006, there were 19,656,367 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  |_|    No  |X|

================================================================================

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2006 (unaudited)
              and December 31, 2005                                           3

          Statements of Operations for the Three Months ended
               March 31, 2006 and 2005 (unaudited)                            4

          Statements of Cash Flows for the Three Months ended
               March 31, 2006 and 2005 (unaudited)                            5

          Notes to Financial Statements (unaudited)                           6

Item 2.   Management's Discussion and Analysis or Plan of Operation           8

Item 3.   Controls and Procedures                                            29


PART II - OTHER INFORMATION

 Item 2.  Recent Sales of Unregistered Securities                            30

 Item 6.  Exhibits                                                           30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ORAGENICS, INC.

                                 BALANCE SHEETS


                                                                        MARCH 31, 2006            DECEMBER 31, 2005
                                                                   -------------------------   -----------------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                        $                  725,531   $               937,789
Prepaid expenses and other current assets                                           156,145                   112,047
                                                                   -------------------------   -----------------------
Total current assets                                                                881,676                 1,049,836

Property and equipment, net                                                       1,024,363                 1,096,564
                                                                   -------------------------   -----------------------
     Total assets                                                $                1,906,039   $             2,146,400
                                                                   =========================   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                            $                  252,855   $               281,830
Deferred compensation                                                               115,500                    93,000
                                                                   -------------------------   -----------------------
Total current liabilities                                                           368,355                   374,830


Stockholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized;
     none issued and outstanding at March 31, 2006 and December
     31, 2005                                                                             -                         -

Common stock, $0.001 par value; 100,000,000 shares authorized;
     19,646,117 and 18,146,117 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, respectively                              19,646                    18,146
Additional paid-in-capital                                                       11,097,789                10,476,786
Accumulated deficit                                                             (9,579,751)               (8,723,362)
                                                                   -------------------------   -----------------------
Total stockholders' equity                                                        1,537,684                 1,771,570
                                                                   -------------------------   -----------------------
     Total liabilities and stockholders' equity                  $                1,906,039   $             2,146,400
                                                                   =========================   =======================

See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                        -------------------------------------------------
                                                                  2006                     2005
                                                        -------------------------  ----------------------

Revenue                                                $                       -  $                    -

Operating expenses:
  Research and development                                               500,285                 647,186
  General and administration                                             364,846                 231,919
                                                        -------------------------  ----------------------
Total operating expenses                                                 865,131                 879,105
                                                        -------------------------  ----------------------

Loss from operations                                                   (865,131)               (879,105)

Other income (expense):
  Interest income                                                          7,359                  14,620
  Interest expense                                                         (641)                 (1,645)
  Gain on sale of property and equipment                                   2,024                       -
                                                        -------------------------  ----------------------
Total other income (expense), net                                          8,742                  12,975
                                                        -------------------------  ----------------------

Net loss                                               $               (856,389)  $            (866,130)
                                                        =========================  ======================


Basic and diluted net loss per share                   $                  (0.05)  $               (0.06)
                                                        =========================  ======================
Shares  used to compute  basic and  diluted net loss
per share                                                             18,562,784              14,596,866
                                                        =========================  ======================


See accompanying notes.

                                 ORAGENICS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED MARCH 31
                                                                   ------------------------------------------------------------
                                                                             2006                              2005
                                                                   --------------------------        --------------------------
OPERATING ACTIVITIES
Net loss                                                           $               (856,389)           $             (866,130)
Adjustments to reconcile net loss to net cash used
in operating activities:
   Depreciation                                                                       70,765                            48,803
   Gain on sale of property and equipment                                            (2,024)
   Stock-based compensation credit resulting from variable
     accounting                                                                            -                         (213,102)
   Stock-based compensation expense resulting from fair value
     based method                                                                     98,199                                 -
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                                      (44,098)                         (100,123)
     Accounts payable and accrued expenses                                          (28,975)                         (152,083)
     Deferred compensation                                                            22,500                                 -
                                                                   --------------------------        --------------------------
Net cash used in operating activities                                              (740,022)                       (1,282,635)

INVESTING ACTIVITIES
Purchases of property and equipment                                                  (1,540)                         (561,462)
Proceeds from sale of property and equipment                                           5,000                                 -
                                                                   --------------------------        --------------------------
Net cash provided by (used in) investing activities                                    3,460                         (561,462)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                           524,304                             2,875
Proceeds from note payable                                                                 -                           556,361
                                                                   --------------------------        --------------------------
Net cash provided by financing activities                                            524,304                           559,236
                                                                   --------------------------        --------------------------

Net decrease in cash and cash equivalents                                          (212,258)                       (1,284,861)
Cash and cash equivalents at beginning of period                                     937,789                         3,666,244
                                                                   --------------------------        --------------------------
Cash and cash equivalents at end of period                         $                 725,531           $             2,381,383
                                                                   ==========================        ==========================


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

Basis of Presentation

      The accompanying unaudited condensed financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 which are included in our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on March 23, 2006. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believed its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. Without sufficient capital to fund our operations, we will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 ORAGENICS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Significant Accounting Policies (continued)

Stock-Based Compensation

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation which is required beginning January 1, 2006. The Company has elected to adopt the Modified Prospective Method. This method requires the Company to prospectively expense all new grants and unvested pre-adoption grants. It also entails a pro forma presentation for comparative prior periods shown disclosing the effect of the new method had it been adopted earlier when the Company employed the use of the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table provides the required pro forma disclosure for the three months ended March 31, 2005:


       Net loss, as reported                                             $    (866,130)


       Less: Effect of stock-based employee compensation expense
            (credit) included in reported net loss                            (213,102)

       Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all
            awards                                                             (58,455)
                                                                        --------------
                                                                         $  (1,137,687)
       Pro forma net loss
                                                                        ==============

       Net loss per share:
       Basic and diluted --as reported                                   $       (0.06)
                                                                        ==============
       Basic and diluted --pro forma                                     $       (0.08)
                                                                        ==============
       Shares used to compute basic and diluted net loss per
            share                                                           14,596,866
                                                                        ==============

2.    Net Loss Per Share

      Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on March 23, 2006. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

OVERVIEW

      We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally. Our strategy is to in-license or internally discover and to develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration's (FDA) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which have expired. We have not generated revenues from sales of products.

      We are in need of immediate substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding and we are evaluating various strategic alternatives that may be available to us. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. Since September 2005, we have curtailed our operations, deferred payments to our chief executive officer and president, chief scientific officer, former chief executive officer and president and our board of directors, and laid-off approximately one-third of our 16 employees such that further development of our technologies has been reduced to a minimum. Remaining capital resources are expected to be utilized to pay our existing liabilities and to sustain minimal operations while we continue to explore opportunities to raise additional capital. Absent adequate future funding, our remaining available working capital as March 31, 2006 of $513,321 is not sufficient to enable us to continue to operate through the third quarter of 2006, at which time we will likely need to cease all operations until we are able to raise additional capital. There can be no assurance that such capital will be available to us. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy(TM) and MU 1140(TM) (Mutacin 1140) technologies. If we are unable to make these payments, our license could be terminated which will substantially diminish the value of our company.

      We hope to be in a position to continue to develop several products, each of which addresses potentially large market opportunities:

            SMART REPLACEMENT THERAPY is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we have had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this study and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006 and we anticipate instituting a second Phase I clinical study by the end of the second quarter of 2006. We remain committed to complete the human safety study of SMaRT Replacement Therapy to the satisfaction of the FDA and we expect the cost in 2006 will be approximately $350,000.

            MU 1140 (MUTACIN 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin was discovered by our researchers during the course of developing SMaRT Replacement Therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including vancomycin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for MU 1140, which overcame a previous hurdle to that molecule's development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. If we are able to secure adequate funding, we plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing during the first half of 2006 before performing more detailed animal safety and efficacy studies using MU 1140. Upon successful completion of this preclinical testing and the animal studies we would then be positioned to file an IND.

            PROBIOTICS are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as a cosmetic or as "health supplements" in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product (PROBIORA3(TM)) in these markets by late 2006. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. European and Asian companies have signaled their intent to establish a licensing agreement with us, while another potential partner is completing a laboratory evaluation of the product before moving forward with possible licensing discussions. Having received independent review board approval in April 2006, we initiated a human trial in May 2006 to support product claims for Probiora 3. While there can be no assurances, this study should be completed during the third quarter of 2006. If successfully developed, ProBiora3 will be one of the first probiotics to be marketed for the maintenance of oral health.

            IVIAT AND CMAT are technologies we licensed from iviGene Corporation. Two of our directors own an aggregate 19.1% interest in iviGene Corporation. These technologies enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These licensed technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and tuberculosis, as well as agricultural and other non-human uses. In 2005 we did not meet the requirements of committing two full-time staff or spending at least $200,000, however, we obtained a waiver of these provisions from iviGene Corporation, thus maintaining our license arrangement with them. As a result of our current financial condition we currently do not have the resources to pursue our IVIAT and CMAT technologies at this time. However, we filed for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research and expect that we will maintain compliance with our license agreements requirements with iviGene Corporation. If additional funding is not available to us, we will need to obtain another waiver or renegotiate the terms of our license with iviGene Corporation in order to maintain our license.

            LPT3-04 is a small molecule anti-obesity agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04 is orally available and the Company believes it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in the preliminary discovery stage of this research and development. There can be no assurance that a patent will be issued or that new technology will be successfully developed by us. Although we intend to continue development of this proprietary technology, we currently do not have sufficient capital resources to do so. We are seeking a commercial partner that is actively involved in anti-obesity therapeutics.

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

      SMART REPLACEMENT THERAPY

      1.    Initiate second Phase I clinical safety trial. MU 1140

      1. Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application submission.

      2.    Submit an investigational new drug application to the FDA. PROBIORA3

      1. Develop appropriate manufacturing and packaging systems. 2. Complete one human study.

      The above actions, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us. The time periods for the development of our technologies have been extended due to our insufficient capital position and could change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital. Our available working capital is not sufficient to enable us to operate through the third quarter of 2006, at which time we will need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 per quarter and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our SMaRT Replacement Therapy and MU 1140 technologies. If we are unable to make these payments, our license could be terminated which will substantially diminish the value of our company.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. Our financial statements do not include any significant estimates that would have a material impact on our results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R), which we have adopted in the first quarter of 2006, is generally similar to Statement 123, however, it requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Thus, pro forma disclosure will no longer be an alternative to financial statement recognition for new stock option grants and unvested stock option grants prior to adoption of FAS 123(R).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

      We had no revenues in the three months ended March 31, 2006 and 2005. Our operating expenses decreased 2% to $865,131 in the three months ended March 31, 2006 from $879,105 in the same period in 2005. Research and development expenses decreased 23% to $500,285 in the three months ended March 31, 2006 from $647,186 in the same period in 2005, reflected by staffing reductions and the resultant decrease in supplies totaling approximately $130,000 and the decreased use of outside consultants for research, development, clinical trials and contract manufacturing totaling approximately $232,000, offset by the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2004 for the variable accounting for stock option awards aggregating $146,000, an increase in patent filing costs in 2005 of approximately $47,000, and increased depreciation expense of approximately $22,000 associated with additional equipment purchased subsequent to March 31, 2005. General and administration expenses increased 57% to $364,846 in the three months ended March 31, 2006 from $231,919 in the same period in 2005, reflecting the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2004 for the variable accounting for stock option awards aggregating $165,000 and severance charges of $45,000 to a former officer, offset by the reduction in investor relations consulting fees of $24,000 and other professional service fees of $11,000, reduced staffing amounting to approximately $27,000, lower directors' and officers' liability insurance premiums of approximately $9,000 and a reduction to travel related costs of approximately $6,000.

      Interest income decreased 50% to $7,359 in the three months ended March 31, 2006 from $14,620 during the same period in 2005, reflecting the higher average cash balances maintained during most of the quarterly period in 2005. We incurred interest expense of $641 in the first three months of 2006, as compared to $1,645 in the same period in 2005. Interest expense in 2006 related to financing of insurance premiums, whereas the expense in 2005 was the result of the initial draw on a note payable to our bank of approximately $229,500 on February 24, 2005. The note was repaid in December 2005 and we had no outstanding bank debt during the three months ended March 31, 2006.

      We incurred net losses of $856,389 and $866,130 during the three months ended March 31, 2006 and 2005, respectively. The decrease in our net loss of $9,741 was principally caused by the decreased use of outside professional consultants totaling approximately $220,000 and reductions in personnel netting approximately $112,000 and lower insurance premiums and travel costs of approximately $15,000, offset by the recognition of credits in 2004 for the variable accounting for stock option awards approximating $213,000, the recognition of stock option expense resulting from the adoption of FAS 123(R) in 2006 approximating $98,000, and increased depreciation expense in 2005 of approximately $22,000 and reduced interest income of approximately $7,000 as a result of maintaining lower cash balances in 2006.


LIQUIDITY AND CAPITAL RESOURCES

      Our operating activities used cash of $737,999 for the three months ended March 31, 2006 and $1,282,635 for the three months ended March 31, 2005. Our working capital was $513,321 as of March 31, 2006. Cash used by operations in the three months ended March 31, 2006 resulted primarily from our net loss from operations of $856,389.

      Our investing activities provided cash of $1,437 for the three months ended March 31, 2006 as a result of the sale of property and equipment. We do not anticipate any significant spending on additional property and equipment during the remainder of 2006.

      Our financing activities for the three months ended March 31, 2006 provided net cash of $524,304, which consists of $600,000 in gross proceeds from a private financing less costs of $75,696. On March 6, 2006, we issued 1,500,000 shares of our common stock at $0.40 per share and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. The warrants representing shares of common stock are exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share.

      During the remainder of 2006, provided additional financing is obtained, we expect to spend approximately $1,400,000 to maintain normal research and development operations and approximately $150,000 to perform additional studies on ProBiora3(TM) and MU 1140(TM) and approximately $500,000 to continue our Phase I SMaRT Replacement Therapy clinical trial.

      Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $9,579,751 as of March 31, 2006. Cash used in continuing operations for 2005 was $3,434,382 and for the first three months of 2006 was $737,999. At March 31, 2006, our principal source of liquidity was $725,531 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

      Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures including curtailing new hires, freezing salaries, reducing our matching contributions for the employee retirement plan, appreciably reduced travel and other operating costs, decreased the use of outside consultants and delayed the production of additional supplies of our SMaRT Replacement Therapy technology to be used in later clinical studies. As of March 31, 2006, we also deferred salary payments of $26,250 each to Jeffrey Hillman, our Chief Scientific Officer, and Robert Zahradnik, our President & Chief Executive Officer, and $14,500 in fees payable to directors. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. There is no time period on the payment of the deferred amounts concerning our officers and directors. As of March 31, 2006, we also orally agreed with our former chief executive officer to defer certain payments due pursuant to our separation agreement, which amounted to a deferral of $63,000 of such payments due to our former chief executive officer. As part of the oral agreement with our former chief executive officer, we are currently paying $7,500 per month which is one half of the monthly amount due of $15,000 under the separation agreement. These payments were originally to be concluded in July of 2006, but due to the deferred amount and the current payment schedule these payments are expected to continue beyond that time period until paid. The deferrals of payments to our former chief executive officer, current officers and directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

      Our capital requirements for 2006 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at March 31, 2006 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

      To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy technology, conducting additional studies for our MU 1140 antibiotic technology and ProBiora3, and developing strategic partners for ProBiora3, we do not have sufficient capital resources to complete these projects. With continued limits on spending, and considering the recent private placement financings, we believe we will have cash resources to continue minimum operations through the end of the second quarter of 2006. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

                                  RISK FACTORS

      You should carefully consider the risks described below before making an investment decision in our securities. All of these risks may impair our business operations. The risk factors set forth below were previously disclosed in our Form 10-KSB for the year ended December 31, 2005 and where applicable have been updated to provide information as of a more recent date. If any of the risks described below or in our filings, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY

WE CONTINUE TO REQUIRE ADDITIONAL FINANCING TO OPERATE THROUGH THE REMAINDER OF THE YEAR.

We do not currently expect to have sufficient capital to sustain our operations beyond the third quarter of 2006 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

      o We will need to cease operations and be unable to pursue further development of our technologies;
      o We will be unable to pursue patenting on small molecule anti-obesity agent and development of our technologies and products;
      o     We will have to lay-off our personnel;
      o     We could be unable to continue to make public filings;
      o     We will be delisted from the American Stock Exchange; and
      o Our licenses for our SMaRT Replacement Therapy technology and MU 1140 technology could be terminated which would significantly harm our business.


      At March 31, 2006 and December 31, 2005, we had working capital of approximately $513,000 and $675,000, respectively. The independent registered public accounting firm's report for the year ended December 31, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $737,999 for the three months ended March 31, 2006 and have sustained operating cash flow deficits of $3,434,382 in 2005 and $2,745,243 in 2004. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLEFUTURE.

      We have yet to establish any history of profitable operations. Our limited revenues to date have not been related to the commercialization or licensing of our products and have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our SMaRT Replacement Therapy, ProBiora3, MU 1140 and other technologies we license and own. No assurances can be given when this will occur or that we will ever be profitable.

WE MUST SPEND AT LEAST $1 MILLION ANNUALLY ON DEVELOPMENT OF OUR SMART REPLACEMENT THERAPY AND MU 1140 TECHNOLOGIES AND $100,000 ANNUALLY AS MINIMUM ROYALTIES UNDER OUR LICENSE AGREEMENTS WITH THE UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, INC. WE MUST ALSO COMPLY WITH CERTAIN OTHER CONDITIONS OF OUR LICENSES. IF WE DO NOT, OUR LICENSES TO THESE AND OTHER TECHNOLOGIES MAY BE TERMINATED, AND WE MAY HAVE TO CEASE OPERATIONS.

      We hold our SMaRT Replacement Therapy and MU 1140 technologies under licenses from the University of Florida Research Foundation, Inc. Under the terms of the licenses, we must spend at least $1 million per year on development of those technologies before the first commercial sale of products derived from those technologies. In addition, we must pay $25,000 per quarter as minimum royalties to the University of Florida Research Foundation, Inc. under our license agreements. The University of Florida Research Foundation, Inc. may terminate our licenses in respect of our SMaRT Replacement Therapy technology and our MU 1140 technology if we breach our obligations to timely pay monies to it, submit development reports to it or commit any other breach of the covenants contained in the license agreements. There is no assurance that we will be able to comply with these conditions. If our license is terminated, our investment in development of our SMaRT Replacement Therapy and MU1140 technologies will become valueless and we may have to cease operations.

      We also hold a license for our IVIAT and CMAT technologies from iviGene Corporation, which requires us to either fund two full time resources or invest $200,000 annually toward development of these technologies. iviGene Corporation may terminate our license in respect of our IVIAT and CMAT technologies if we breach or are unable to meet our obligations under the terms of our license. During 2005, we did not meet the maintain our obligations under the license, however, iviGene issued a waiver for non-compliance. In the future, there can be no assurance that we will be able to comply with the obligations of our license with iviGene Corporation. If our license is terminated we will be unable to develop these technologies.

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

      Only our SMaRT Replacement Therapy technology has been granted clearance to begin Phase 1 human clinical trials by the FDA. Clinical trials on our SMaRT Replacement Therapy are expected to take several years to fully complete. Our other technologies have not been cleared for testing in humans. Our technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of our technologies. There is a possibility that our technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we are unable to resolve the FDA's concerns, we will not be able to proceed further to obtain regulatory approval for that technology. If we fail to maintain regulatory clearance for our SMaRT Replacement Therapy or fail to obtain FDA clearance for our other technologies, we may have to cease operations.

OUR PRODUCT CANDIDATES ARE IN THE PRELIMINARY DEVELOPMENT STAGE, AND MAY NOT BE EFFECTIVE AT A LEVEL SUFFICIENT TO SUPPORT A PROFITABLE BUSINESS VENTURE. IF THEY ARE NOT, WE WILL BE UNABLE TO CREATE MARKETABLE PRODUCTS, AND WE MAY HAVE TO CEASE OPERATIONS.

      All of our product candidates are in the preliminary development stage. Although we have current data which indicates the promise of the concept of our SMaRT Replacement Therapy and MU 1140 technologies, we can offer you no assurance that the technologies will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate revenues from our operations, and we may have to cease operations. The science on which our SMaRT Replacement Therapy and MU 1140 technologies are based may also fail due to flaws or inaccuracies on which the data are based, or because the data are totally or partially incorrect, or not predictive of future results. If our science proves to be flawed, incorrect or otherwise fails, we will not be able to create a marketable product or generate revenues and we may have to cease operations.

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

      Our performance is substantially dependent on the continued services and on the performance of our senior management and our team of research scientists, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other executive officers and key employees. The loss of the services of our Chief Executive Officer, Robert T. Zahradnik and our Chief Scientific Officer, Dr. Jeffrey D. Hillman, and any of our other executive officers or of our researchers could harm our ability to develop and commercialize our technologies. We have no "key man" life insurance policies. We have an employment agreement with Dr. Hillman, which automatically renews for one-year terms unless 90 days written notice is given by either party.

      Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial and research personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly.

IT IS POSSIBLE THAT OUR SMART REPLACEMENT THERAPY AND PROBIORA3 TECHNOLOGIES WILL BE LESS EFFECTIVE IN HUMANS THAN THEY HAVE BEEN SHOWN TO BE IN ANIMALS. IT IS POSSIBLE OUR MU 1140 TECHNOLOGY WILL BE SHOWN TO BE INEFFECTIVE OR HARMFUL IN HUMANS. IF ANY OF THESE TECHNOLOGIES ARE SHOWN TO BE INEFFECTIVE OR HARMFUL IN HUMANS, WE WILL BE UNABLE TO GENERATE REVENUES FROM THEM, AND WE MAY HAVE TO CEASE OPERATIONS.

      To date the testing of our SMaRT Replacement Therapy technology has been undertaken solely in animals. Those studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of ProBiora3 has been undertaken solely in animals. Those studies have shown our technology to be effective at helping to reduce certain bacteria that are believed to cause periodontal disease. It is possible that ProBiora3 will not be effective in reducing those bacteria and will not improve periodontal health. If ProBiora3 is shown to be ineffective or harmful to humans, we will be unable to commercialize it and generate revenues from sales. To date the testing of the antibiotic substance, Mutacin 1140, has been undertaken solely in the laboratory. We have not yet conducted animal or human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

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

      The commercial success of our SMaRT Replacement Therapy, ProBiora3, MU 1140 and other technologies will depend in part on government and public acceptance of their production, distribution and use. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and around the world. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products based on biotechnology are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of technologies developed through biotechnology such as ours could be delayed or impaired in certain geographical areas because of such factors. Products based on our technologies may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and other biotechnology companies. Market acceptance of products based on our technologies will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our technologies. If they do not, we may be unable to generate sufficient revenues from our technologies, which may cause us to have to cease operations.

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

      We are evaluating our internal controls in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. We are a small company with limited resources that will make it difficult for us to timely comply with the requirements of Section 404. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will be no earlier than our fiscal year ending December 31, 2007.

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

      We have entered into a stock purchase agreement with Fusion Capital to sell up to $9.0 million of our common stock to them. However, Fusion Capital neither has the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 and as of May 1, 2006 was trading below $0.75, which prohibits the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. All shares acquired by Fusion Capital and resold pursuant to a registration statement will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered pursuant to the registration statement we filed in connection with our obligation under the Fusion Capital transaction will be sold over a period of up to 30 months from the date of the effectiveness of the registration statement. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. As long as our stock price is below $0.75 we will not be able to sell any shares of our common stock to Fusion Capital in which case our ability to acquire needed capital will be adversely affected and our business could be harmed.

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

      Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering in June 2003 and through May 1, 2006 our stock price has fluctuated from $5.00 to $0.34 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 1, 2006, there were 19,656,367 shares of our common stock outstanding, with another 4,754,750 shares of common stock issuable upon exercise of warrants to investors and underwriters, 1,125,000 shares issuable upon exercise of options issued and an additional 375,000 shares available for issuance under our stock option plans. The issuance of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. As of May 1, 2006, we had approximately 1,320,106 shares of common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements. These remaining shares are subject to release from escrow and until such time are subject to the limitations of the respective escrow agreements. Of these shares 1,230,115 are held by principals of the Company and two former directors of the Company and 89,991 are held by the University of Florida Research Foundation, Inc. Through May 1, 2006, approximately 6,970,649 shares held by principals (including former directors) and 509,949 shares held by the University of Florida Research Foundation, Inc. have been released from escrow. The released shares held by the principals (excluding former directors) may be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly. The shares held by the University of Florida Research Foundation, Inc. are eligible for resale without restriction once released from escrow.

WE MAY BE UNABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE AND THAT WOULD MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO DISPOSE OF THEIR COMMON STOCK.

      Our common stock is listed on the American Stock Exchange. We cannot guarantee that it will always be listed. The American Stock Exchange rules for continual listing include minimum market capitalization and other requirements, which we may not meet in the future, particularly if the price of our common stock declines or we are unable to raise additional capital to continue operations.

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

                           PART II - OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

   a. On March 11, 2006, we issued a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. We received gross proceeds of $600,000 in the private placement and incurred estimated costs of $75,696 resulting in net proceeds of approximately $524,304. The warrants representing shares of common stock are exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share.

      The issuance of the shares of common stock and warrants described above were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS


 EXHIBIT
 NUMBER       EXHIBIT DESCRIPTION                               FORM        FILE NO      EXHIBIT   FILING DATE   FILED HEREWITH

      4.1     Securities Purchase Agreement, dated January 6,    8-K       000-50614       4.1       3/10/06
              2006 among the purchasers and Oragenics, Inc.
      4.2     Registration Rights Agreement dated January 6,     8-K       000-50614       4.2       3/10/06
              2006 among the purchasers and Oragenics, Inc.
      4.3     Specimen Warrant Agreement                         8-K       000-50614       4.3       3/10/06
     31.1     Certification of Principal Executive Officer                                                             X
              pursuant to Rule 13a-14 and Rule 15d-14(a),
              promulgated under the
              Securities and Exchange Act of 1934, as amended.
     31.2     Certification of Principal Financial Officer                                                             X
              pursuant to Rule 13a-14 and Rule 15d-14(a),
              promulgated under the Securities and Exchange
              Act of 1934, as amended.
     32.1     Certification pursuant to 18 U.S.C. Section                                                              X
              1350, as adopted pursuant to Section 906
              of the Sarbanes-Oxley Act
              of 2002 (Chief Executive Officer).
     32.2     Certification pursuant to 18 U.S.C. Section                                                              X
              1350, as adopted pursuant to Section 906 of
              the Sarbanes-Oxley Act
              of 2002 (Chief Financial Officer).



********************************************************************************
                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2006.


                                      ORAGENICS, INC.


                                      BY:  /s/ Robert T. Zahradnik
                                           Robert T. Zahradnik, President and
                                           Principal Executive Officer


                                      BY:  /s/ Paul A. Hassie
                                           Paul A. Hassie, Secretary, Treasurer,
                                           Principal Accounting Officer and
                                           Principal Financial Officer