Form 10QSB
period 2006-06-30
ORAGENICS INC
filed 2006-08-11
CIK 1174940

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 000-50614

ORAGENICS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3410522
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13700 Progress Boulevard

Alachua, Florida 32653

(Address of principal executive offices)

(386) 418-4018

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 4, 2006, there were 20,826,492 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$861,685	$937,789
Prepaid expenses and other current assets	153,601	112,047

Total current assets	1,015,286	1,049,836

Property and equipment, net	953,744	1,096,564

Total assets	$1,969,030	$2,146,400

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$234,778	$281,830
Deferred compensation	165,000	93,000

Total current liabilities	399,778	374,830

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,808,098 and 18,146,117 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	20,808	18,146
Additional paid-in-capital	11,924,908	10,476,786
Accumulated deficit	(10,376,464)	(8,723,362)

Total stockholders’ equity	1,569,252	1,771,570

Total liabilities and stockholders’ equity	$1,969,030	$2,146,400

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	498,950	517,717	999,235	1,164,903
General and administration	302,881	357,246	667,727	589,164

Total operating expenses	801,831	874,963	1,666,962	1,754,067

Loss from operations	(801,831)	(874,963)	(1,666,962)	(1,754,067)

Other income (expense):
Interest income	5,332	12,292	12,691	26,911
Interest expense	(214)	(10,010)	(855)	(11,655)
Gain on sale of property and equipment	—	—	2,024	—

Total other income net	5,118	2,282	13,860	15,256

Net loss	$(796,713)	$(872,681)	$(1,653,102)	$(1,738,811)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.12)

Shares used to compute basic and diluted net loss per share	19,690,879	14,764,331	19,129,948	14,681,061

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2006	2005
Operating activities
Net loss	$(1,653,102)	$(1,738,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,384	117,320
Gain on sale of property and equipment	(2,024)	—
Stock-based compensation credit resulting from variable accounting	—	(304,432)
Stock-based compensation expense resulting from fair value based method	200,118	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41,554)	(69,760)
Accounts payable and accrued expenses	(47,052)	(185,743)
Deferred compensation	72,000	—

Net cash used in operating activities	(1,330,230)	(2,181,426)

Investing activities
Purchases of property and equipment	(1,540)	(661,074)
Proceeds from sale of property and equipment	5,000	—

Net cash provided by (used in) investing activities	3,460	(661,074)

Financing activities
Net proceeds from issuance of common stock	1,250,666	290,235
Proceeds from note payable	—	615,192
Principal payment on note payable	—	(46,931)

Net cash provided by financing activities	1,250,666	858,496

Net decrease in cash and cash equivalents	(76,104)	(1,984,004)
Cash and cash equivalents at beginning of period	937,789	3,666,244

Cash and cash equivalents at end of period	$861,685	$1,682,240

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 which is included in our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on March 23, 2006. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believed its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

2. Organization and Significant Accounting Policies (continued)

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation which is required beginning January 1, 2006. The Company has elected to adopt the Modified Prospective Method. This method requires the Company to prospectively expense all new grants and unvested pre-adoption grants. It also entails a pro forma presentation for comparative prior periods shown disclosing the effect of the new method had it been adopted earlier when the Company employed the use of the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table provides the required pro forma disclosure for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(872,681)	$(1,738,811)
Less: Effect of stock-based employee compensation expense (credit) included in reported net loss	(91,329)	(304,432)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(65,013)	(123,468)

Pro forma net loss	$(1,029,023)	(2,166,711)

Net loss per share:
Basic and diluted —as reported	$(0.06)	(0.12)

Basic and diluted —pro forma	$(0.07)	(0.15)

Shares used to compute basic and diluted net loss per share	14,764,331	14,681,061

3. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on March 23, 2006. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

Overview

We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally. Our strategy is to in-license or internally discover and to develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration’s (FDA) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which have expired. We have not generated revenues from sales of products.

We are in need of substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. Since January 2006, we deferred partial payments to our Chief Executive Office and President, Chief Scientific Officer, Board of Directors and Audit Committee members, and our former chief executive officer and president. Through employee attrition we have reduced our full time staff even though we have hired two R&D employees of which one is our new Director of Molecular Genetics and the second is a Senior Research Chemist. As we move into more advanced stages concerning our products and their testing, our monthly budget and burn rate is likely to increase accordingly. Our remaining capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Absent adequate future funding, our remaining available working capital at June 30, 2006 of $615,508 is sufficient to enable us to continue to operate at least through the third quarter of 2006. While we believe additional capital will likely become available through grants or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of

Florida Research Foundation, Inc. for SMaRT Replacement Therapy™ and MU 1140™ (Mutacin 1140) technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated which will substantially diminish the value of our company.

We hope to be in a position to continue to develop several products, each of which addresses potentially large market opportunities:

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this study and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. We anticipate instituting a second Phase I clinical study in the fourth quarter of 2006. We remain committed to complete the human safety study of SMaRT Replacement Therapy to the satisfaction of the FDA. We estimate the cost in 2006 will be approximately $500,000.

MU 1140™ (Mutacin 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin was discovered by our researchers during the course of developing SMaRT Replacement Therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including methicallin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for MU 1140, which overcame a previous hurdle to that molecule’s development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. During the second quarter of 2006, we completed a significant preclinical study and demonstrated that MU 1140 is effective in an animal infection model against Staphylococcus aureus. If we are able to secure adequate funding, we plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing during the third quarter of 2006 as well as perform more detailed animal safety and efficacy studies using MU 1140. Upon successful completion of this preclinical testing, we would then be positioned to file an IND.

Probiotics are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of oral bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product (Probiora3™) in these markets by early 2007. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. European and Asian companies have expressed an interest in entering into licensing discussions with us, while another potential partner is completing a laboratory evaluation of the product before moving forward with possible licensing discussions. Having received independent review board approval of our revised protocol in June 2006 we initiated a human trial on July 10, 2006 to support product claims for Probiora3. While there can be no assurances, this study should be completed during the third quarter of 2006.

IVIAT™ and CMAT™ are technologies we licensed from iviGene Corporation. Two of our directors own an aggregate 19.1% interest in iviGene Corporation. These technologies enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These licensed technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and tuberculosis, as well as agricultural and other non-human uses. We plan to file for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research and expect that we will continue to maintain compliance with our license agreements requirements with iviGene Corporation. If additional funding is not available to us, we will need to obtain a waiver or renegotiate the terms of our license with iviGene Corporation in order to maintain our license.

LPT3-04™ is a small molecule anti-obesity agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04 is orally available and the Company believes it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in mid to late discovery stage of this research and development. There can be no assurance that a patent will be issued or that new technology will be successfully developed by us. Although we intend to continue our development efforts regarding this technology, we currently do not have sufficient capital resources to do so. We are seeking a commercial partner that is actively involved in anti-obesity therapeutics.

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology) is a solid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides.

Lantibiotics, including our lead antibiotic, MU1140™, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Many strains of medically important bacteria have become increasingly resistant to currently marketed antibiotics. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material, in amounts adequate for preclinical testing. In July, 2006, the Company was awarded a $100,000 SBIR (Small Business Innovation Research) grant from the National Science Foundation to establish proof-of-principal for DPOLT™ and to eventually synthesize a number of novel lantibiotic analogs that may be effective in treating various infections, including ones caused by drug resistant bacteria. Longer term, the Company has identified approximately two dozen bioactive peptides that would represent candidates for analog synthesis by DPOLT™, for potentially improved stability or bioavailability. The Company filed a U.S. patent application in May 2006, covering the DPOLT™ technology.

Business Objectives and Milestones

The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of products based on our wholly owned or licensed, patented technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider sublicensing our licensed, patented technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration’s approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

SMaRT Replacement Therapy™

1. Initiate second Phase I clinical safety trial.

MU 1140™

1.	Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application submission.

2.	Submit an investigational new drug application to the FDA.

Probiora3™

1.	Develop appropriate manufacturing and packaging systems.

2.	Complete one human study.

LPT3-04™

1.	Pursue continued discovery through further research.

DPOLT™

1.	Pursue proof of principal.

The above actions, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us. The time periods for the development of our technologies have been extended due to our insufficient capital position and could change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 per quarter and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our SMaRT Replacement Therapy™ and MU 1140™ technologies. We have exceeded the $1,000,000 per annum threshold for research, development and regulatory prosecution. If we are unable to make the minimum royalty payments, our license could be terminated which will substantially diminish the value of our company.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

We had no revenues in the three months ended June 30, 2006 and 2005 however a SBIR grant was awarded in May 2006 and funding will start July 2006 through December 2006. Our operating expenses decreased 8% to $801,831 in the three months ended June 30, 2006 from $874,963 in the same period in 2005. Research and development expenses decreased 4% to $498,950 in the three months ended June 30, 2006 from $517,717 in the same period in 2005. The net decrease amount of approximately $18,800 reflects a reduction in staffing and travel of approximately $149,200 and laboratory supplies and utilities of approximately $6,900 plus a decrease in the use of outside consultants and contract manufacturing approximately $29,700, and minimum royalty payments for our technologies of $25,000. This decrease in expenses was offset by the increases in legal and patent expenses approximately $30,000 and an increase in costs relating to the clinical trial program for Probiora3 of approximately $60,700. In addition, the decrease was offset by the recognition of stock option expense resulting from the adoption of FAS 123 (R) and the recognition of credits in 2005 for the variable accounting for stock option awards aggregating $101,400.

General and administration expenses decreased 15% to $302,881 in the three months ended June 30, 2006 from $357,246 in the same period in 2005. The total decrease of approximately $54,400 reflects a decrease from financing charges that were paid to assist with financing of approximately $107,600 and $35,800 in associated legal fees, the decrease of approximately $5,300 in Board of Directors’ expense and the decrease in outside consultants approximately $7,200. Offsetting these decreases were the increases of personnel, travel and office expense cost of approximately $9,600 and the recognition of stock option expense resulting from the adoption of FAS 123 (R) offset with the recognition of credits in 2005 for the variable accounting for stock option awards of $91,900.

Interest income decreased to $5,332 in the three months ended June 30, 2006 from $12,292 during the same period in 2005, reflecting the lower reserve of capital in 2006. We incurred interest expense of $214 in the three months ended June 30, 2006 compared to $10,010 in 2005 as result of final payment on a note payable to our bank.

We incurred net losses of $796,713 and $872,681 during the three months ended June 30, 2006 and 2005. The decrease in our net loss of approximately $76,000 was principally caused by our decrease in R&D staff, their associated laboratory expenses and the use of R&D consultants and manufacturing, and the decrease in costs associated with the 2005 financing activities and legal fees.

Six Months Ended June 30, 2006 and 2005

We had no revenues in the six months ended June 30, 2006 and 2005. Our operating expenses decreased 5% to $1,666,962 in the six months ended June 30, 2006 from $1,754,067 in the same period in 2005. Research and development expenses decreased 14% to $999,235 in the six months ended June 30, 2006 from $1,164,903 in the same period in 2005. The total decrease of approximately $165,700 is caused by staffing and travel reductions accompanied by the decrease in laboratory expenses $14,300, and the decreased use of outside consultants and contract manufacturing $255,500. The decreases were offset by the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2005 for the variable accounting for stock option awards aggregating approximately $247,200, an increase in legal and patent filing costs of approximately $52,400, and the increase in costs relating to our clinical trial program for Probiora3 of approximately $52,600.

General and administration expenses increased 12% to $667,727 in the six months ended June 30, 2006 from $589,164 in the same period in 2005. The total increase of approximately $78,600 is reflected the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2005 for the variable accounting for stock option awards aggregating approximately $257,400 and increase in salaries and travel of approximately $23,200. These increases were offset by the reduction in fees paid to assist with financing of approximately $110,500 and outside professional service fees of approximately $28,400, including the reduction of legal and accounting costs approximately $41,600, and approximate office expense $2,800, and the reduction of Board fees of approximately $18,800.

Interest income decreased 53% to $12,691 in the six months ended June 30, 2006 from $26,911 during the same period in 2005, reflecting the lower cash reserves maintained during 2006. We incurred interest expense of $855 in the first six months of 2006, as compared to $11,655 in the same period in 2005. Interest expense in 2006 related to financing of insurance premiums, whereas the expense in 2005 was the result of the initial draw on a note payable to our bank. The note was repaid in December 2005 and we had no outstanding bank debt during the six months ended June 30, 2006.

We incurred net losses of $1,653,102 and $1,738,811 during the six months ended June 30, 2006 and 2005. The decrease in our net loss of approximately $85,700 was principally caused by the decrease in personnel and travel of approximately $224,000, decrease in office and laboratory expenses of $17,100, reduction in fees paid to assist in financing of approximately $110,500, decrease in the use of outside professional consultants and contract manufacturing totaling approximately $283,900, and a reduction in legal, accounting, patent filing costs and Board fees of approximately $8,000 of which were offset by the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2005 for the variable accounting for stock option awards approximating $504,600, and increase in costs relating to the clinical trial program for Probiora3™ of approximately $52,600.

Liquidity and Capital Resources

Our operating activities used cash of $1,330,230 for the six months ended June 30, 2006 and $2,181,426 for the six months ended June 30, 2005. Our working capital was $615,508 as of June 30, 2006. Cash used by operations in the six months ended June 30, 2006 resulted primarily from our net loss from operations of $1,653,102,

Our investing activities provided cash of $3,460 for the six months ended June 30, 2006 as a result of the sale of property and equipment. We do not anticipate any significant spending on additional property and equipment during the remainder of 2006.

Our financing activities for the six months ended June 30, 2006 provided net cash of $1,250,666 which consists of $1,329,642 in gross proceeds from a private financing less costs of $78,976. On March 6, 2006, we issued 1,500,000 shares of our common stock at $0.40 per share and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. The warrants representing shares of common stock are exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share. In the second quarter of 2006, 1,046,606 warrants representing shares of common stock were exercised at an average exercise price of $0.77.

During the remainder of 2006, provided additional financing is obtained, we expect to spend approximately $900,000 to maintain normal research and development operations and approximately $500,000 to perform additional studies on Probiora3™ and MU 1140™ and approximately $500,000 to continue our Phase I SMaRT Replacement Therapy™ clinical trial.

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. Pursuant to the terms of a registration rights agreement, dated May 23, 2005, we filed a registration statement with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the stock purchase agreement and we agreed to file any required post-effective amendments to maintain the effectiveness of such registration statement. On each trading day during the term of the stock purchase agreement and in which the registration statement and any required amendments thereto is effective, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. We have the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. We are required to maintain an effective registration statement for the resale of the shares acquired by Fusion Capital. Between June 15, 2006 and June 29, 2006, we issued an aggregate 115,375 shares to Fusion Capital in connection with our stock purchase agreement with Fusion Capital and received aggregate proceeds of $104,999.

We currently need to file a post-effective amendment to the registration statement we previously filed covering the shares Fusion Capital may acquire from us. Until such time as the post- effective amendment to the registration statement has been filed and is declared effective, Fusion Capital is not obligated to purchase shares from us and while they have given us oral assurances that they will not terminate the stock purchase agreement they may do so at any time. Given the requirements to file a post-effective amendment and the fluctuation in our stock price, there can be no assurance that we will be able to sell any shares of our common stock to Fusion Capital pursuant to the stock purchase agreement.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $10,376,464 as of June 30, 2006. Cash used in continuing operations for the first six months of 2005 was $2,181,426 and for the first six months of 2006 was $1,330,230. At June 30, 2006, our principal source of liquidity was $861,685 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SMaRT Replacement Therapy™ technology to be used in later clinical studies. As of June 30, 2006, salary payments of $26,250 each to Jeffrey Hillman, our Chief Scientific Officer, and Robert Zahradnik, our President and Chief Executive Officer and 2006 fees of $27,000 to the Board of Directors and Audit Committee have been deferred. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. There is no time period on the payment of the deferred amounts concerning our officers and directors. As of June 30, 2006, we also orally agreed with our former chief executive officer to defer certain payments due pursuant to our separation agreement, which amounted to a deferral of $85,500 of such payments due to our former chief executive officer. As part of the oral agreement with our former chief executive officer, we are currently paying $7,500 per month which is one half of the monthly amount due of $15,000 under the separation agreement.

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

Our capital requirements for 2006 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at June 30, 2006 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy™ technology, conducting additional studies for our MU 1140™ antibiotic technology and Probiora3™, and developing strategic partners for Probiora3™, we do not have sufficient capital resources to complete these projects. As we move into more advanced stages concerning our products and their testing our monthly budget and burn rate is likely to increase accordingly. Absent adequate future funding, our remaining available working capital at June 30, 2006 of $615,508 is sufficient to enable us to continue to operate at least through the third quarter of 2006. While we believe additional capital will likely become available based upon the SBIR grant, possibly through our arrangement with Fusion Capital or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

We do not have sufficient capital to sustain our operations beyond the last quarter of 2006 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

•	We will need to cease operations and be unable to pursue further development of our technologies;

•	We will be unable to pursue patenting on small molecule anti-obesity agent and development of our technologies and products;

•	We will have to lay-off our personnel;

•	We could be unable to continue to make public filings;

•	We will be de-listed from the American Stock Exchange; and

•	Our licenses for our SMaRT Replacement Therapy technology and MU 1140 technology could be terminated which would significantly harm our business.

At June 30, 2006 and December 31, 2005, we had working capital of approximately $615,500 and $675,000, respectively. The independent registered public accounting firm’s report for the year ended December 31, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,330,230 for the six months ended June 30, 2006 and have sustained operating cash flow deficits of $3,434,382 in 2005 and $2,745,243 in 2004. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. Our limited revenues to date have not been related to the commercialization or licensing of our products and have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our SMaRT Replacement Therapy™, Probiora3™, MU 1140™ and other technologies we either license or own. No assurances can be given when this will occur or that we will ever be profitable.

We must spend at least $1 million annually on development of our SMaRT Replacement Therapy™ and MU 1140™ technologies and $100,000 annually as minimum royalties under our license agreements with the University of Florida Research Foundation, Inc. We must also comply with certain other conditions of our licenses. If we do not, our licenses to these and other technologies may be terminated, and we may have to cease operations.

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

We also hold a license for our IVIAT and CMAT technologies from iviGene Corporation, which requires us to either fund two full time resources or invest $200,000 annually toward development of these technologies. IviGene Corporation may terminate our license in respect of our IVIAT and CMAT technologies if we breach or are unable to meet our obligations under the terms of our license. During 2005, we did not meet our obligations under the license; however, iviGene issued a waiver for non-compliance. Although we presently employ two full time staff on IVIAT and CMAT technologies, there can be no assurance in the future that we will be able to comply with the obligations of our license with iviGene Corporation. If our license is terminated we will be unable to develop these technologies.

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

Only our SMaRT Replacement Therapy technology has been granted clearance to begin Phase 1 human clinical trials by the FDA. Clinical trials on our SMaRT Replacement Therapy are expected to take several years to fully complete. Our other technologies have not been cleared for testing in humans. Our technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of our technologies. There is a possibility that our technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we are unable to resolve the FDA’s concerns, we will not be able to proceed further to obtain regulatory approval for that technology. If we fail to maintain regulatory clearance for our SMaRT Replacement Therapy or fail to obtain FDA clearance for our other technologies, we may have to cease operations.

Our product candidates are in the early development stage, and may not be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, and we may have to cease operations.

All of our product candidates are in the early development stage. Although we have current data which indicates the promise of the concept of our SMaRT Replacement Therapy, Probiora3, and MU 1140 technologies, we can offer you no assurance that the technologies will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate revenues from our operations, and we may have to cease operations. The science on which our SMaRT Replacement Therapy, Probiora3, and MU 1140 technologies are based may also fail due to flaws or inaccuracies on which the data are based, or because the data are totally or partially incorrect, or not predictive of future results. If our science proves to be flawed, incorrect or otherwise fails, we will not be able to create a marketable product or generate revenues and we may have to cease operations.

The success of our research and development activities is uncertain. If they do not succeed, we will be unable to generate revenues from our operations and we will have to cease doing business.

We intend to continue with research and development of our technologies for the purpose of licensing these technologies to third parties for obtaining regulatory approval to manufacture and market them. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If research and development requires more funding than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available on favorable terms. Additional financings could result in substantial dilution to existing stockholders. We anticipate we will remain engaged in research and development for a considerable period of time, and there can be no assurance that we will be able to generate adequate revenue from operations.

Each of the technologies we are developing for eventual commercialization will face various forms of competition from other products in the marketplace.

The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Most of the competition that the products developed from our technologies will face will come from companies that are large, well established and have greater financial, marketing, sales and technological resources than we have. Commercial success of our technologies will depend on our ability and the ability of our sub licensees to compete effectively in product development areas such as, but not limited to, drug safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than the products developed from our technologies or that would render our products obsolete and non-competitive.

We rely on the significant experience and specialized expertise of our senior management and must retain and attract qualified scientists and other highly skilled personnel in a highly competitive job environment to maintain and grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and our team of research scientists, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees. The loss of the services of our Chief Executive Officer, Robert T. Zahradnik and our Chief Scientific Officer, Dr. Jeffrey D. Hillman, and any of our senior researchers could harm our ability to develop and commercialize our technologies. We have no “key man” life insurance policies. We have an employment agreement with Dr. Hillman, which automatically renews for one-year terms unless 90 days written notice is given by either party.

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

To date the testing of our SMaRT Replacement Therapy technology has been undertaken solely in animals and a limited number of humans. Studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of Probiora3 has been undertaken solely in animals. Those studies have shown our technology to be effective at helping to reduce certain bacteria that are believed to cause dental and periodontal disease. It is possible that Probiora3 will not be effective in reducing those bacteria and will not improve dental and periodontal health. If Probiora3 is shown to be ineffective or harmful to humans, we will be unable to commercialize it and generate revenues from sales. To date the testing of the antibiotic substance, Mutacin 1140 has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

It is possible we will be unable to find a method to produce Mutacin 1140 in large-scale commercial quantities. If we cannot, we will be unable to generate revenues from product sales, and we may have to cease operations.

Our antibiotic technology, Mutacin 1140, is a substance produced by our genetically altered strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for manufacturing Mutacin 1140 in quantities sufficient to undertake the preclinical studies necessary to prepare an Investigational New Drug (IND) application to the FDA. We believe we will be able to optimize this methodology to allow large-scale commercial production of the antibiotic. However, this methodology may not be feasible for cost effective, large-scale manufacture of the Mutacin 1140 antibiotic. If we are not able to optimize this methodology, we will be unable to generate revenues from this technology and we may have to cease operations.

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

We intend to consider sublicensing our technologies to strategic partners prior to commercialization. If we do so, our sub-licensees will pay the costs of any remaining clinical trials, and manufacturing and marketing of our technologies. If we are unable to sublicense our technologies, we will have to pay for the costs of Phase II and III trials and new drug applications to the FDA ourselves. We would also have to set up our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot be assured we would be able to obtain the necessary financing. If we cannot obtain financing, we may have to cease operations.

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

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether or not to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner’s business strategy may adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

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

The commercial success of our SMaRT Replacement Therapy™, Probiora3™, MU 1140™ and other technologies will depend in part on government and public acceptance of their production, distribution and use. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and around the world. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products based on biotechnology are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of technologies developed through biotechnology such as ours could be delayed or impaired in certain geographical areas because of such factors. Products based on our technologies may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and other biotechnology companies. Market acceptance of products based on our technologies will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our technologies. If they do not, we may be unable to generate sufficient revenues from our technologies, which may cause us to have to cease operations.

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

There is uncertainty relating to favorable third-party reimbursement in the United States. If we can’t obtain third party reimbursement for products based on our technologies, it could limit our revenue.

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

Risk Factors Relating to our Common Stock

Any sale of our common stock to Fusion Capital under its Common Stock Purchase Agreement with us will cause dilution and the sale of the shares of common stock acquired by Fusion Capital there under could cause the price of our common stock to decline.

We have entered into a stock purchase agreement with Fusion Capital to sell up to $9.0 million of our common stock to them. However, Fusion Capital neither has the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. We are required to maintain an effective registration statement for the resale of the shares acquired by Fusion Capital. We currently need to file a post-effective amendment to the registration statement we previously filed covering the shares Fusion Capital may acquire from us. Until such time as the post- effective amendment to the registration statement is declared effective, Fusion Capital is not obligated to purchase shares from us and while they have given us oral assurances that they will not terminate the stock purchase agreement they may do so at any time. All shares acquired by Fusion Capital and resold pursuant to an effective registration statement covering the resale of such shares will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time, provided an effective registration statement is available. We expect that the shares offered pursuant to the registration statement we filed in connection with our obligation under the Fusion Capital transaction as may be amended from time to time, will be sold over a period of time. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. If our stock price drops below $0.75 we will not be able to sell any shares of our common stock to Fusion Capital in which case our ability to acquire needed capital will be adversely affected and our business could be harmed.

Our stock price historically has been volatile and our stock’s trading volume has been low.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us and by stockholders including Fusion Capital and subsequent sales of common stock acquired by the holders of warrants and options upon the exercise thereof could have an adverse effect on the market price of our shares.

Although our common stock began trading on the American Stock Exchange under the symbol “ONI” on May 20, 2004, the trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

•	quarter-to-quarter variations in our operating results;

•	the results of testing, technological innovations, or new commercial products by us or our competitors;

•	governmental regulations, rules, and orders;

•	general conditions in the healthcare, dentistry, or biotechnology industries;

•	comments and/or earnings estimates by securities analysts;

•	developments concerning patents or other intellectual property rights;

•	litigation or public concern about the safety of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	release of escrow or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

•	potential litigation;

•	adverse announcements by our competitors; and

•	the additional sale of common stock by us in capital raising transactions.

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through July 2006 our stock price has fluctuated from $5.00 to $0.34 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of June 30, 2006, there were 20,808,098 shares of our common stock outstanding, with another 3,718,394 shares of common stock issuable upon exercise of warrants to investors, 1,350,000 shares issuable upon exercise of options issued and an additional

1,650,000 shares available for issuance under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. As of June 30, 2006, the shares of common stock previously held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements were released and the escrow arrangement was concluded in accordance with its terms. Released shares may be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly.

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

If our common stock is de-listed from the American Stock Exchange, trading in our common stock would be conducted, if at all, on the NASDAQ’s OTC Bulletin Board in the United States. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and are currently maintaining disclosure controls and procedures for our Company designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We issued the following restricted securities during the period covered by this report to the named individuals and entities pursuant to exemptions under the Securities Act of 1933 including Section 4(2).

On April 26, 2006, we issued 10,250 shares to Westrock Advisors, Inc. in connection with the partial exercise of warrants at $0.40 per share.

On May 24, 2006, we issued 6,356 common shares to Westrock Advisors, Inc. in connection with the partial exercise of warrants at $0.40 per share.

On June 6, 2006, we issued 60,000 shares to Westrock Advisors, Inc. in connection with the partial exercise of warrants at $0.60 per share.

On June 26, 2006 we issued 35,000 shares to Westrock Advisors, Inc. in connection with the partial exercise of warrants at $.060 per share.

On June 28, 2006, we issued 300,000 shares at $0.60 per share to Brian McAlister in connection with the full exercise of warrants previously issued in connection with private placement transaction.

On June 29, 2006, we amended the warrant with the Arbitrage Fund which was to revise the exercise price from $2.75 to $0.60. On June 30, 2006 we issued 85,000 shares at $0.60 per share to the Arbitrage Fund in connection with the exercise of the warrants previously issued in connection with a private placement transaction.

On June 29, 2006, we issued 250,000 shares at $0.60 per share to the Arbitrage Fund in connection with the full exercise of warrants previously issued in connection with a private placement transaction.

On June 29, 2006, we issued 300,000 shares at $0.60 per share to George Hawes, a Director, in connection with the partial exercise of warrants previously issued in connection with a private placement transaction.

Between June 15, 2006 and June 29, 2006, we issued an aggregate 115,375 shares to Fusion Capital in connection with our stock purchase agreement with Fusion Capital and received aggregate proceeds of $104,999.

b. None.

c. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 5, 2006 our stockholders:

(a) Elected each of the following four nominees as directors, each to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

NOMINEE	FOR	WITHHELD
Jeffrey D. Hillman	12,518,498	82,650
George T. Hawes	12,534,448	66,700
Robert T. Zahradnik	12,522,448	78,700
David J. Gury	12,531,448	69,700

(b) Approved the Company’s Amended and Restated 2002 Stock Option and Incentive Plan to increase the number of shares available for issuance pursuant to the plan from 1,500,000 to 3,000,000 and to ratify certain prior board approved amendments to the plan. The vote was as follows:

FOR	AGAINST	ABSTAIN
10,527,407	96,309	17,780

ITEM 5. OTHER INFORMATION

Subsequent to the end of the period covered by this report

Effective August 4, 2006, Dr. Robert T. Zahradnik was named interim chief financial officer and Secretary and Treasurer by the Board of Directors until a candidate for the position is located and the position can be filled on a permanent basis. No additional compensation was awarded to Mr. Zahradnik in connection with assuming the additional duties.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restate 2002 Stock Option and Incentive Plan					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).					X

******************************************************************************

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this August 4, 2006.

ORAGENICS, INC.

BY:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Treasurer, Secretary, Interim Chief Financial Officer and Chief Executive Officer

BY:	/s/ Robert T. Zahradnik
Interim Chief Financial Officer