Form 10QSB/A
period 2006-06-30
ORAGENICS INC
filed 2006-09-29
CIK 1174940

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

The Form 10-QSB Quarterly Report for the Quarter ended June 30, 2006 filed on August 11, 2006 (the “Original Filing”) is being amended solely for the purpose of correcting an erroneous exhibit filing. Specifically, exhibit 10.1 in the Original Filing contained the Company’s original 2002 Stock Incentive Plan rather than the Amended and Restated 2002 Stock Incentive Plan as was referenced in the Exhibit Index. Accordingly, the filing is amended to reflect the inclusion of the correct Exhibit 10.1. Except as described, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restate 2002 Stock Option and Incentive Plan					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Interim Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2006.

ORAGENICS, INC.

BY:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Treasurer, Secretary, Interim Chief Financial Officer and Chief Executive Officer