Form 10QSB
period 2006-09-30
ORAGENICS INC
filed 2006-11-13
CIK 1174940

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of November 13, 2006, there were 20,894,757 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$470,019	$937,789
Prepaid expenses and other current assets	114,686	112,047

Total current assets	584,706	1,049,836

Property and equipment, net	885,586	1,096,564

Total assets	$1,470,291	$2,146,400

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$175,820	$281,830
Deferred compensation	149,500	93,000

Total current liabilities	325,320	374,830

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,894,757 and 18,146,117 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	20,895	18,146
Additional paid-in-capital	12,059,700	10,476,786
Accumulated deficit	(10,935,624)	(8,723,362)

Total stockholders’ equity	1,144,971	1,771,570

Total liabilities and stockholders’ equity	$1,470,291	$2,146,400

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Revenue	$66,176	$—	$66,176	$—

Operating expenses:
Research and development	414,712	479,466	1,413,947	1,644,370
General and administration	219,420	270,537	887,147	859,701

Total operating expenses	634,132	750,003	2,301,094	2,504,071

Loss from operations	(567,956)	(750,003)	(2,234,918)	(2,504,071)

Other income (expense):
Interest income	8,796	9,742	21,487	36,654
Interest expense	—	(10,911)	(855)	(22,566)
Gain on sale of property and equipment	—	—	2,024	—

Total other income net	8,796	(1,169)	22,656	14,088

Net loss	$(559,160)	$(751,172)	$(2,212,262)	$(2,489,983)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.11)	$(0.17)

Shares used to compute basic and diluted net loss per share	20,886,306	15,201,774	19,983,576	14,856,540

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2006	2005
Operating activities
Net loss	$(2,212,262)	$(2,489,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,899	188,014
Gain on sale of property and equipment	(2,024)	—
Stock-based compensation credit resulting from variable accounting	—	(385,691)
Stock-based compensation expense resulting from fair value based method	298,198	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,639)	(26,246)
Accounts payable and accrued expenses	(106,010)	(186,322)
Deferred compensation	56,500	—

Net cash used in operating activities	(1,757,338)	(2,900,228)

Investing activities
Purchases of property and equipment	(2,897)	(666,268)
Proceeds from sale of property and equipment	5,000	—

Net cash provided by (used in) investing activities	2,103	(668,268)

Financing activities
Net proceeds from issuance of common stock	1,287,465	230,453
Proceeds from note payable	—	615,192
Principal payment on note payable	—	(93,879)

Net cash provided by financing activities	1,287,465	751,766

Net decrease in cash and cash equivalents	(467,770)	(2,814,730)
Cash and cash equivalents at beginning of period	937,789	3,666,244

Cash and cash equivalents at end of period	$470,019	$851,514

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future period.

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

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation which is required beginning January 1, 2006. The Company has elected to adopt the Modified Prospective Method. This method requires the Company to prospectively expense all new grants and unvested pre-adoption grants. It also entails a pro forma presentation for comparative prior periods shown disclosing the effect of the new method had it been adopted earlier when the Company employed the use of the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table provides the required pro forma disclosure for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(751,172)	$(2,489,983)

Less: Effect of stock-based employee compensation expense (credit) included in reported net loss	(81,259)	(385,691)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(72,326)	(194,241)

Pro forma net loss	$(904,757)	(3,069,915)

Net loss per share:
Basic and diluted—as reported	$(0.05)	(0.17)

Basic and diluted—pro forma	$(0.06)	(0.21)

Shares used to compute basic and diluted net loss per share	15,201,774	14,856,540

3.	Net Loss Per Share

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

Overview

We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally. Our strategy is to in-license or internally discover and to develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration’s (FDA) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which all but one have expired. We have not generated revenues from sales of products.

We are in need of substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. Since the fourth quarter 2005, we deferred partial payments to our Chief Executive Officer and President, Chief Scientific Officer, Board of Directors and Audit Committee members, and our former chief executive officer and president. On September 7, 2006, the Board of Directors and the Compensation Committee approved stock option grants to non-employee directors in lieu of future cash fees for Board and Committee services.

Through employee attrition we have reduced our full time staff even though we have hired one R&D employee as a Senior Research Chemist. As we move into more advanced stages concerning our products and their testing, our monthly budget and burn rate is likely to increase accordingly. Our remaining capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Absent adequate future funding, our remaining available working capital at September 30, 2006 of $259,386 is insufficient to enable us to continue to operate after the fourth quarter of 2006. While we believe additional capital will likely become available through grants or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum quarterly royalty of $25,000 and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy™ and MU 1140™ (Mutacin 1140) technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated which will substantially diminish the value of our company.

We hope to be in a position to continue to develop several products, each of which addresses potentially large market opportunities:

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this study and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. Final comments and protocol changes from the FDA have been addressed in our most recent submission anticipated to be submitted in November, 2006. We do not anticipate instituting a second Phase I clinical study until such time as the FDA approves our protocol changes for the study. We remain committed to conduct the human safety study of SMaRT Replacement Therapy in a manner that is satisfactory to the FDA. Should the FDA approve our re-submitted protocol, we estimate the cost in the first quarter of 2007 will be approximately $500,000.

MU 1140™ (Mutacin 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. Our proprietary mutacin was discovered by our researchers during the course of developing SMaRT Replacement Therapy and is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including methicillin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. During the second quarter of 2005, we completed development of a proprietary manufacturing process for MU 1140, which overcame a previous hurdle to that molecule’s development. We are now able to manufacture in sufficient quantities to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. During the second quarter of 2006, we completed a significant preclinical study and demonstrated that MU 1140 is effective in an animal infection model against Staphylococcus aureus. If we are able to secure adequate funding, we plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing as well as perform more detailed animal safety and efficacy studies using MU 1140. Upon successful completion of this preclinical testing, we would then be positioned to file an IND.

Probiotics are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of oral bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product (Probiora3™) in these markets by second half 2007. We are continuing our efforts to seek partners in Europe and Asia for market opportunities for our oral probiotic technology. European and Asian companies have expressed an interest in entering into licensing discussions with us.

Having received independent review board approval (Western Institutional Review Board) of our revised protocol in June 2006 we initiated a human trial on July 10, 2006 to support product claims for Probiora3. The first of two sets of subjects completed a clinical trial resulted in substantial reductions in the number of the bacterium, S. mutans as well as two target periodontal strains, Porphyromonas gingivalis and Campylobacter rectus. The product was well tolerated by the subjects and no safety issues were identified with the twice daily use of the product over a two-month period. While there can be no assurances, we expect the second phase of this study to be completed in the fourth quarter of 2006.

IVIAT™ and CMAT™ are technologies we licensed from iviGene Corporation in 2004. One of our directors owns an aggregate 17 % interest in iviGene Corporation. These technologies enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of candidates for future out-licensing to corporate partners, particularly in the area of cancer and infectious diseases, including tuberculosis, as well as agricultural and other non-human uses. We filed for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research.

LPT3-04™ is a small molecule anti-obesity agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04 is orally available and the Company believes it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in mid to late discovery stage of this research and development. There can be no assurance that a patent will be issued or this new technology will be successfully developed by us. Although we intend to continue our development efforts regarding this technology, we currently do not have sufficient capital resources to do so. We are seeking a commercial partner that is actively involved in anti-obesity therapeutics.

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology) is a solid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Lantibiotics, including our lead antibiotic, MU1140™, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Many strains of medically important bacteria have become increasingly resistant to currently marketed antibiotics. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material, in amounts adequate for preclinical testing. In July, 2006, the Company was awarded a $100,000

SBIR (Small Business Innovation Research) grant from the National Science Foundation to establish proof-of-principal for DPOLT™ and to eventually synthesize a number of novel lantibiotic analogs that may be effective in treating various infections, including ones caused by drug resistant bacteria. We recognized $66,176 of this grant, the portion received in this quarter, as revenue with the remaining balance to be recognized in future quarters, when received. Longer term, the Company has identified approximately two dozen bioactive peptides that would represent candidates for analog synthesis by DPOLT™, for potentially improved stability or bioavailability. The Company filed a U.S. patent application in May 2006, covering the DPOLT™ technology.

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

The above actions, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us. The time periods for the development of our technologies have been extended due to our insufficient capital position and could change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 per quarter and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our SMaRT Replacement Therapy™ and MU 1140™ technologies. We have exceeded the $1,000,000 per annum threshold for research, development and regulatory prosecution. If we are unable to make the minimum future royalty payments, our license could be terminated which will substantially diminish the value of our company.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R), which we have adopted in the first quarter of 2006, is generally similar to Statement 123; however, it requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Thus, pro forma disclosure will no longer be an alternative to financial statement recognition for new stock option grants and unvested stock option grants prior to adoption of FAS 123(R).

Results of Operations

Three Months Ended September 30, 2006 and 2005

We had $66,176 in revenues associated with an SBIR grant in the three months ended September 30, 2006 compared with no revenues in the same period in 2005. Our third quarter operating expenses continue to decrease by 15% to $634,132 in the three months ended September 30, 2006 from $750,003 in the same period in 2005. Research and development expenses decreased 14% to $414,712 in the three months ended September 30, 2006 from $479,466 in the same period in 2005. The net decrease of approximately $64,800 reflects a reduction in staffing and travel expense by approximately $120,000 and approximately $55,400 decrease in the use of outside consultants and contract manufacturing plus a decrease of $9,000 in clinical trials. This decrease in expenses was offset by the increases in lab expenses and equipment maintenance expenses of approximately $23,800 and increase expense of approximately $9,600 as we expanded our members of our Scientific Advisory Board. In addition, the decrease was offset by the recognition of stock option expense resulting from the adoption of FAS 123 (R) and the recognition of credits in 2005 for the variable accounting for stock option awards aggregating $86,200.

General and administration expenses decreased 18.9% to $219,420 in the three months ended September 30, 2006 from $270,537 in the same period in 2005. This third quarter net decrease of approximately $51,100 is from a decrease in staffing and associated expenses such as travel and office expense of approximately $125,800 and $34,200 for deferred Board of Directors’ expense and professional fees, which also includes legal and accounting. (On September 7, 2006, the Board of Directors approved stock option grants to non-employee directors in lieu of future cash fees for Board and Committee services.) Offsetting these decreases were the increase in investor relations consultants of approximately $15,800 and the recognition of stock option expense resulting from the adoption of FAS 123 (R) offset with the recognition of credits in 2005 for the variable accounting for stock option awards of $93,200.

Interest income decreased to $8,796 in the three months ended September 30, 2006 from $9,742 during the same period in 2005, reflecting the lower reserve of capital in 2006. We incurred no interest expense in the three months ended September 30, 2006 compared to $10,911 in 2005 as a result of final payment on a note payable to our bank.

We incurred net losses of $559,160 and $751,172 during the three months ended September 30, 2006 and 2005. The decrease in our net loss of approximately $192,000 was principally caused by our decrease in staff, their associated laboratory and office expenses and the reduction of the use of R&D consultants, manufacturing, and clinical trials plus the decrease in costs associated with the 2005 financing activities and legal fees.

Nine Months Ended September 30, 2006 and 2005

We had $66,176 in revenues associated with an SBIR grant in the nine months ended September 30, 2006 compared with no revenues in the same period in 2005. Our operating expenses decreased 8% to $2,301,094 in the nine months ended September 30, 2006 from $2,504,071 in the same period in 2005. Research and development expenses decreased 14% or $1,413,947 in the nine months ended September 30, 2006 from $1,644,370 in the same period in 2005. The total decreases of approximately $230,600 is a result of reduction in staffing and travel of approximately $367,900, the decrease in laboratory expenses of approximately $43,600, and the decreased use of outside consultants and contract manufacturing $310,900. The decreases were offset by the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2005 for the variable accounting for stock option awards aggregating approximately $333,300, an increase in legal and patent filing costs of approximately $60,100, and the increase in costs relating to our clinical trial program for Probiora3 of approximately $43,600. Equipment maintenance and depreciation also increased approximately $45,500 and the cost of $9,600 associated with our expansion of members to our Scientific Advisory Board.

General and administration expenses increased 3.2% to $887,147 in the nine months ended September 30, 2006 from $859,701 in the same period in 2005. The total increase of approximately $27,700 reflected the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2005 for the variable accounting for stock option awards aggregating approximately $350,500. These increases were offset by the reduction in fees paid to assist with financing of approximately $110,500, reduction in staff and their associate expenses approximately $126,000 and outside professional service fees of approximately $8,600, including the reduction of legal and accounting costs approximately $66,600, and the reduction of Board fees of approximately $11,100. (On September 7, 2006, the Board of Directors approved stock option grants to non-employee directors in lieu of future cash fees for Board and Committee services.)

Interest income decreased 41.4% to $21,487 in the nine months ended September 30, 2006 from $36,654 during the same period in 2005, reflecting the lower cash reserves maintained during 2006. We incurred interest expense of $855 in the first nine months of 2006, as compared to $22,566 in the same period in 2005. Interest expense in 2006 related to financing of insurance premiums, whereas the expense in 2005 was the result of the initial draw on a note payable to our bank. The note was repaid in December 2005 and we had no outstanding bank debt during the nine months ended September 30, 2006.

We incurred net operating losses of $2,234,918 and $2,504,071 during the nine months ended September 30, 2006 and 2005. The decrease in our net loss of approximately $269,000 was principally caused by the decrease in personnel and travel expense of approximately $462,000, a decrease in office and laboratory expenses of $30,400, reduction in fees paid to assist in financing of approximately $110,500, decrease in the use of outside professional consultants and contract manufacturing totaling approximately $319,500, and a reduction in legal, accounting, patent filing costs and Board fees and expansions of our Scientific Advisory Board of approximately $8,000. These expenses were offset by the recognition of stock option expense resulting from the adoption of FAS 123(R) and the recognition of credits in 2005 for the variable accounting for stock option awards approximating $683,800, and increase in costs relating to the clinical trial program for Probiora3™ of approximately $43,600.

Liquidity and Capital Resources

Our operating activities used cash of $1,757,338 for the nine months ended September 30, 2006 and $2,900,228 for the nine months ended September 30, 2005. Our working capital was $259,386 as of September 30, 2006. Cash used by operations in the nine months ended September 30, 2006 resulted primarily from our net loss of $2,212,262,

Our investing activities provided cash of $2,103 for the nine months ended September 30, 2006 as a result of the sale of property and equipment. We do not anticipate any significant spending on additional property and equipment during the remainder of 2006.

Our financing activities for the nine months ended September 30, 2006 provided net cash of $1,287,465 which consists of $1,398,750 in gross proceeds from a private financing less costs of $111,285. On March 6, 2006, we issued 1,500,000 shares of our common stock at $0.60 per share and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. The warrants representing shares of common stock are exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share. In the third quarter of 2006, 86,659 warrants representing shares of common stock were exercised at an average exercise price of $0.78.

During the remainder of 2006, provided additional financing is obtained, we expect to spend approximately $450,000 to maintain normal research and development operations and approximately $500,000 to perform additional studies on MU 1140™.

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. Pursuant to the terms of a registration rights agreement, dated May 23, 2005, we filed a registration statement with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the stock purchase agreement and we agreed to file any required post-effective amendments to maintain the effectiveness of such registration statement. On each trading day during the term of the stock purchase agreement and in which the registration statement and any required amendments thereto is effective, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. We have the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. We are required to maintain an effective registration statement for the resale of the shares acquired by Fusion Capital. On July 6, 2006, we issued an aggregate 68,265 shares to Fusion Capital in connection with our stock purchase agreement with Fusion Capital and received aggregate proceeds of $60,000.

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

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from continuing operations during the last two fiscal years and have an accumulated deficit of $10,935,624 as of September 30, 2006. Cash used in continuing operations for the first nine months of 2005 was $2,900,228 and for the first nine months of 2006 was $1,757,338. At September 30, 2006, our principal source of liquidity was $470,019 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plans require significant spending related primarily to clinical testing expenditures. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SMaRT Replacement Therapy™ technology to be used in later clinical studies. As of September 30, 2006, salary payments of $26,250 each to Jeffrey Hillman, our Chief Scientific Officer, and Robert Zahradnik, our President and Chief Executive Officer and 2005 and 2006 fees of $34,000 to the Board of Directors and Audit Committee have been deferred. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. On September 7, 2006, the Board of Directors and the Compensation Committee approved stock option grants to non-employee directors in lieu of future cash fees for Board and Committee services.

As of September 30, 2006, our oral agreement with our former chief executive officer to defer certain payments amounted to a deferral of $63,000. As part of the oral agreement with our former chief executive officer, we are currently paying $7,500 per month which is one half of the monthly amount due of $15,000 under the separation agreement. These payments were originally to be concluded in July of 2006, but due to the deferred amount and the current payment schedule these payments are expected to continue beyond that time period until paid. The deferrals of payments to our former chief executive officer, current officers and directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

Our capital requirements for 2006 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at September 30, 2006 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy™ technology, conducting additional studies for our MU 1140™ antibiotic technology, and developing strategic partners for Probiora3™, we do not have sufficient capital resources to complete these projects. As we move into more advanced stages concerning our products and their testing our monthly budget and rate of cash usage is likely to increase accordingly. Absent adequate future funding, our remaining available working capital at September 30, 2006 of $259,386 is insufficient to enable us to continue to operate after the fourth quarter of 2006. While we believe additional capital will likely become available based upon grants, possibly through our arrangement with Fusion Capital or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

We do not have sufficient capital to sustain our operations beyond the last quarter of 2006 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

•	We will need to cease operations and be unable to pursue further development of our technologies;

•	We will be unable to pursue patenting our small molecule anti-obesity agent and development of our technologies and products;

•	We will have to lay-off our personnel;

•	We could be unable to continue to make public filings;

•	We will be de-listed from the American Stock Exchange; and

•	Our licenses for our SMaRT Replacement Therapy technology and MU 1140 technology could be terminated which would significantly harm our business.

At September 30, 2006 and December 31, 2005, we had working capital of approximately $259,400 and $675,000, respectively. The independent registered public accounting firm’s report as of and for the year ended December 31, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,757,338 for the nine months ended September 30, 2006 and have sustained operating cash flow deficits of $3,434,382 total in 2005 and $2,745,243 in 2004. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Only our SMaRT Replacement Therapy technology has been granted clearance as a drug to begin Phase 1 human clinical trials by the FDA. Clinical trials on our SMaRT Replacement Therapy are expected to take several years to fully complete. With except of our Probiora3 product, now in human studies as a cosmetic mouthwash, our other technologies have not been cleared for testing in humans. Our diagnostic and therapeutic technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our diagnostic and drug technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of these technologies. There is a possibility that our technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we are unable to resolve the FDA’s concerns, we will not be able to proceed further to obtain regulatory approval for that technology. If we fail to maintain regulatory clearance for our SMaRT Replacement Therapy or fail to obtain FDA clearance for our other diagnostic and drug technologies, we may have to cease operations.

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

To date the testing of our SMaRT Replacement Therapy technology has been undertaken solely in animals and a limited number of humans. Studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of Probiora3 has been undertaken in animals, and those studies have shown our technology to be effective at helping to reduce certain bacteria that are believed to cause dental and periodontal disease. It is possible that in our on going human trials that Probiora3 will not be effective in reducing those bacteria and will not improve dental and periodontal health. If Probiora3 is shown to be ineffective or harmful to humans, we will be unable to commercialize it and generate revenues from sales. To date the testing of the antibiotic substance, Mutacin 1140 has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

It is possible we will be unable to find a method to produce Mutacin 1140 in large-scale commercial quantities. If we cannot, we will be unable to generate revenues from product sales, and we may have to cease operations.

Our antibiotic technology, Mutacin 1140, is a substance produced by our proprietary strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for manufacturing Mutacin 1140 in quantities sufficient to undertake the preclinical studies necessary to prepare an Investigational New Drug (IND) application to the FDA. We believe we will be able to optimize this methodology to allow large-scale commercial production of the antibiotic. However, this methodology may not be feasible for cost effective, large-scale manufacture of the Mutacin 1140 antibiotic. If we are not able to optimize this methodology, we will be unable to generate revenues from this technology and we may have to cease operations.

If clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could cause our stock price to decline and we may have to cease operations.

Before obtaining regulatory approvals for the commercial sale of any drug or diagnostic products, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. We received notification from Celunol (formerly B.C. International Corporation) on July 29, 2002 that a gene utilized in our licensed, patented strain of S. mutans infringes a patent which it holds under a license. Their notification did not state that they intended to pursue legal remedies. Our management does not believe the gene in question infringes that patent. We have sent them correspondence setting out our position. If necessary, we would need to be prepared to assert our rights vigorously with respect to such matter, which we may not be able to do without sufficient funding. If litigation should ensue and we are unsuccessful in that litigation, we could be enjoined for a period of time from marketing products which infringe any valid patent rights held or licensed by Celunol (formerly B.C. International Corporation) and/or we could owe substantial damages.

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

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through September 2006, our stock price has fluctuated from $5.00 to $0.34 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of September 30, 2006, there were 20,894,757 shares of our common stock outstanding, with another 3,700,000 shares of common stock issuable upon exercise of warrants to investors, 1,315,000 shares issuable upon exercise of options issued, and an additional 1,685,000 shares available for issuance under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. As of June 24, 2006, the shares of common stock previously held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements were released and the escrow arrangement was concluded in accordance with its terms. Released shares may be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We issued the following restricted securities during the period covered by this report to the named individuals and entities pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On July 6, 2006, we issued an aggregate 68,265 shares to Fusion Capital in connection with our stock purchase agreement with Fusion Capital and received aggregate proceeds of $60,000.

On July 20, 2006, we issued 18,394 shares to Westrock Advisors, Inc in connection with the final exercise of their warrants at $0.40 per share.

b. None.

c. None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Interim Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Interim Financial Officer).					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this November 13, 2006.

ORAGENICS, INC.

BY:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Treasurer, Secretary, Interim Chief Financial Officer and Chief Executive Officer

BY:	/s/ Robert T. Zahradnik
Interim Chief Financial Officer

33