Form 10KSB
period 2006-12-31
ORAGENICS INC
filed 2007-03-23
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 000-50614

ORAGENICS, INC.

(Name of small business issuer in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

13700 Progress Blvd., Alachua, Florida	32615
(Address of Principal Executive Offices)	(Zip Code)

(386) 418-4018

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Common stock, par value $.001 per share,
American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☐

The registrant’s revenues for the fiscal year ended December 31, 2006 were $66,176.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 16, 2007 was approximately $22,853,042 based upon a last sales price of $1.02 as reported by the American Stock Exchange.

As of March 16, 2007 there were 22,404,943 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB Report except with respect to information specifically incorporated by reference in this Form 10-KSB Report, the Definitive Proxy Statement is not deemed to be filed as a part hereof.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

PART I

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

Overview

We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally. Our strategy is to in-license or internally discover and to develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration’s (FDA) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants. We have not generated revenues from sales of products. We hope to be in a position to develop the following technologies, each of which addresses potentially large market opportunities:

Our Technologies

SMaRT Replacement Therapy™

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). Dental caries is a worldwide epidemic that affects the majority of populations in industrialized and developing countries. According to the World Health Organization, tooth decay is the most prevalent infectious disease, affecting approximately 5 billion people. Much of the tooth decay in low-income countries remains untreated until the teeth are extracted.

Tooth decay is characterized by the dissolution of enamel and dentin which eventually results in the destruction of the entire tooth. The immediate cause of tooth decay is organic acid produced by microorganisms on the tooth surface. Studies suggest that of the 400 to 500 microbial species in the mouth, Streptococcus mutans, a common bacterium found in virtually all humans is the principal causative agent in the development of tooth decay. Residing within dental plaque, Streptococcus mutans derives its energy from carbohydrate metabolism as it converts dietary sugar to lactic acid which, in turn, erodes the tooth enamel.

Our replacement therapy technology is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay and employs a genetically modified strain of Streptococcus mutans that does not produce lactic acid. When applied to the teeth, this non acid-producing organism displaces and permanently replaces the indigenous acid-producing strains of Streptococcus mutans, thereby potentially providing lifelong protection against most forms of tooth decay.

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

We submitted an Investigational New Drug (IND) for replacement therapy to the FDA in 1998 seeking permission to begin Phase I clinical trials. In March 2003, we submitted a new IND application. In November 2004, the FDA approved our clinical design and protocol for the Phase I clinical trial. In March 2005, we initiated enrollment in the clinical trial. We are in the process of seeking permission to modify the design and protocol of our Phase I clinical trial with the FDA due to patient enrollment difficulties discussed below under regulatory status.

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

Regulatory Status

We submitted an IND application for our replacement therapy to the U.S. Food and Drug Administration in 1998 seeking permission to begin clinical trials. Subsequent to review by the Office of Vaccines Research and Review Division of Vaccines and Related Products Application at the Center for Biologics Evaluation and Research (CBER), the FDA placed the application on clinical hold pending the development of a recall mechanism to completely eradicate the organism from human subjects, should it be necessary, until complete safety could be experimentally established in the Phase I clinical trials.

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

We began our initial study in May 2005; however, during the remainder of 2005 we were unable to enroll a sufficient number of qualified subjects into our study. This initial study was expected to be conducted in eleven couples and an additional four unattached males at Hill Top Research in West Palm Beach, Florida and would look at the safety of Replacement Therapy and the potential for horizontal transmission of the Replacement Therapy organism to the non-treated member of each couple. All of the participants in the trial, according to the FDA approved protocol, were required to be without teeth, with full sets of dentures, and under the age of 55. The study required four days of pretreatment with an antibacterial rinse (chlorhexidine) to kill resident S. mutans in each participant’s mouth. Male study subjects were to receive Replacement Therapy. The non-treated member of each couple was to be tested repeatedly to see if there was any horizontal transmission of the Replacement Therapy organism from one person to another. The investigators were to determine the genetic stability of the Replacement Therapy organism over time. Seven days after treatment, the subjects were to undergo an eradication phase of the study for one month, using the same antibacterial rinse and the withholding of a D-alanine amino acid supplement that the Replacement Therapy organism requires for its survival. Finally, the protocol required investigators to subsequently follow each study participant for three months to ensure that the eradication was effective.

On December 2, 2005, due to the enrollment of only one subject in our initial clinical study, we re-submitted a new protocol to the FDA that was less restrictive. In January 2006, we held discussions with the FDA about our problems with patient enrollment and how we could modify our protocol. The critical changes to the study are that it will be conducted in 10 patients who have teeth and the patients will be quarantined to a hospital-type setting for up to 12 days with a 2 month follow-up phase. We concluded the initial study and submitted additional proposed changes in the trial to the FDA in March 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 2006. Additional protocol changes were suggested by the FDA on September 29, 2006. Protocol changes from FDA were addressed in our third re-submission submitted in February 2007. We believe these changes, if approved in a timely manner by the FDA, will allow the Company to complete the enrollment of patients and thereby complete the study by the end of 2007. We do not anticipate instituting a second Phase I clinical study until such time as the FDA approves our protocol changes for the study.

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

In the most recent laboratory studies, our patented effector strain (BCS3-L1) and the wild-type strain were both grown in culture in the presence of sugar. The wild-type strain produced mostly lactic acid from the metabolism of sugar; it also produced small amounts of other acids as well as the non-acidic compounds, ethanol and acetoin. By contrast, our genetically modified strain produced mostly the non-acidic compounds, ethanol and acetoin, from the metabolism of sugar. No lactic acid was detectable. Two identical groups of conventional rats were then infected with either the wild-type strain or the genetically modified strain. A third identical group was not infected and served as the control group.

In both preemptive colonization and aggressive displacement rat model studies, the genetically engineered effector strain performed well and was able to occupy the niche normally occupied by wild-type Streptococcus mutans. The Mutacin 1140 produced by the effector strain appeared to provide a selective advantage in colonization suitable for use in replacement therapy for dental caries.

A six-month study was also conducted to evaluate possible toxic effects of exposure to the genetically modified effector strain. No adverse gross or histological side effects were observed in conventional rats. Sufficient amounts of Mutacin 1140 have been purified but the toxicity has not been tested. However, it belongs to the same class of antibiotics as nisin, which has very low toxicity and is used as a food preservative worldwide.

In summary, we believe the preclinical studies demonstrate that our genetically modified strain of Streptococcus mutans:

•	Does not cause significant tooth decay in the animal test subjects;

•	Persistently and preemptively colonizes the tooth surfaces of the animal test subjects;

•	Displaces other strains of Streptococcus mutans;

•	Is genetically stable in the laboratory and in the animal test subjects;

•	Shows no toxicity in acute and chronic animal tests; and

•	Does not disrupt the normal flora of the mouths of animal test subjects.

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

Under the terms of the license, we have entered into an Equity Agreement with the University of Florida Research Foundation, Inc. under which we issued 599,940 shares of our common stock as partial consideration for the license. We are obligated to pay 5% of the selling price of any products developed from the licensed technology to the University of Florida Research Foundation, Inc. and, if we sublicense the license, we are obligated to pay 20% of all amounts received from the sublicensee. On December 31, 2006 and each year thereafter we are obligated to make a minimum royalty payment of $50,000 for replacement therapy and $50,000 for Mutacin 1140, for an aggregate of $100,000 which is required to be paid in equal quarterly installments of $25,000. We spent in excess of $1,000,000 in each of 2006 and 2005 which were the minimum amounts required under our license in order to maintain it. In each future calendar year and in addition to the royalty payment obligations, we are obligated to spend, or cause to be spent, an aggregate of $1,000,000 on the research, development and regulatory prosecution of our replacement therapy and Mutacin 1140 technologies combined, until a product which is covered wholly or partially by the claims of the patent, or is manufactured using a process which is covered wholly or partially by the claims of the patent, is sold commercially. If we fail to make these minimum expenditures, the University of Florida Research Foundation, Inc. may terminate our license.

We must also pay all patent costs and expenses incurred by the University of Florida Research Foundation, Inc. for the preparation, filing, prosecution, issuance and maintenance of the patent. In 2003, upon our having received external funding exceeding $1 million, we reimbursed the university $100,000 of the initial $105,000 they paid for patent prosecution. We have agreed to indemnify and hold the University of Florida Research Foundation, Inc. harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the product. Further, we are required to maintain liability insurance coverage appropriate to the risk involved in marketing the products, for which we obtained liability insurance in the amount of $2,000,000 that expires in August, 2007. There is no assurance that we can obtain continued coverage on reasonable terms.

We received notification from Celunol (formerly B.C. International Corporation) on July 29, 2002 that a gene utilized in our licensed, patented strain of Streptococcus mutans infringes a patent which it holds under a license from the University of Florida Research Foundation, Inc. On September 17, 2006, Celunol notified Oragenics regarding the possibility of a sublicense. As of this date, no further communication has been received from Celunol. Their notification did not state that they intended to pursue legal remedies. Our management does not believe the gene in question infringes that patent. On February 12, 2007 Celunol and the Diversa Corporation announced that they had signed a definitive merger agreement.

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

During the last 20 years, sugar consumption has increased. Higher dietary intake of sugar predisposes individuals to higher rates of tooth decay. Moreover, according to the Beverage Marketing Corporation, in 2005, U.S. consumers drank more bottled water than any other alcoholic or non-alcoholic beverage, with the exception of carbonated soft drinks. Since bottled water generally does not contain fluoride, the protective effects of fluoridated public water systems are lost. With the aging of the population, the incidence and frequency of tooth decay is likely to further increase as most of the baby boomers upon reaching retirement age will have a relatively intact dentition unlike previous generations. Teeth lose density with age and become more susceptible to decay. Therefore, more teeth will be at risk for tooth decay.

Replacement therapy represents a novel approach to preventing tooth decay. The technology confers potentially lifelong protection against tooth decay with one treatment, is suitable for use by the general population and involves minimal patient education and compliance.

Competition

We are not aware of any direct competitors with respect to our licensed, patented replacement therapy technology. However, there may be several ways to disable or eradicate Streptococcus mutans. We know that certain companies and several academic and research institutions are developing and testing caries vaccines aimed at eradicating Streptococcus mutans. An alternative approach involves topical application of adhesion-blocking synthetic peptides that prevent Streptococcus mutans from attaching to the tooth surface. Products that result in the elimination of Streptococcus mutans from the natural ecosystem would require major studies to determine whether such eradication of naturally occurring bacteria might not create serious, unintended consequences. The problem with eradicating Streptococcus mutans is that it disrupts the natural ecosystem leaving a void for another pathogen potentially more harmful than Streptococcus mutans to dominate.

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

MU 1140™ (Mutacin 1140)

MU 1140™ (Mutacin 1140) is a novel antibiotic that has broad-spectrum antimicrobial activity against essentially all Gram-positive bacteria including methicillin-resistant Staphylococcus aureus. The antibiotic currently is in preclinical stages of development. Most clinical isolates of Streptococcus mutans secrete peptides, called mutacins, which exhibit antimicrobial activity against closely related streptococcal species and other Gram-positive bacteria. Research suggests that these mutacins play a key role in enabling Streptococcus mutans to effectively colonize the oral cavity.

Two types of mutacins have been characterized at the molecular level: lantibiotics and non-lantibiotics. Scientists have identified approximately 20 lantibiotics to date, including nisin, a substance used as a food preservative that has been given status as “GRAS” or “generally recognized as safe” by regulatory authorities. In general, lantibiotics have a wider spectrum of activity than the non-lantibiotic bacteriocins.

Technical Background

Mutacin 1140 was discovered by scientists in the course of their research on our core replacement therapy technology; it is the mutacin produced by our genetically engineered effector strain of Streptococcus mutans. Mutacin 1140 is a lantibiotic from a class of lanthionine-containing antibiotics which we believe has the potential to treat a wide variety of infectious diseases. Extensive in vitro studies that we have conducted demonstrate its effectiveness against all tested Gram-positive bacteria, including such commercially relevant pathogens as Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis and Listeria monocytogenes. To date, our research has not identified any pathogen resistance to Mutacin 1140.

Preclinical Studies

Our scientists and others have conducted laboratory studies on Mutacin 1140 to determine its efficacy as an antibacterial agent. To test Mutacin 1140’s ability to kill bacteria, standard microbiological testing methods were employed. Mutacin 1140 was purified and incorporated into growth medium at different concentrations. The medium was then inoculated with the bacterium under study, and its ability to grow in the presence of Mutacin 1140 was observed. The minimal inhibitory concentration (MIC), which is defined as the lowest concentration of Mutacin 1140 observed to inhibit growth of the test bacterium, was recorded.

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

During the second quarter of 2006, we completed a significant preclinical study and demonstrated that MU 1140™ is effective in an animal infection model against Staphylococcus aureus. We plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing as well as more detailed animal safety and efficacy studies using MU 1140™.

Regulatory Status

Currently, Mutacin 1140 is in the mid stages of preclinical development and we have not yet filed an Investigational New Drug (IND) application with the FDA, however, such filing is expected after successful completion of animal studies in mid 2007.

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

Competition

Mutacin 1140 would compete directly with antibiotic drugs such as vancomycin. Given the growing resistance of target pathogens to many antibiotics, even vancomycin, we believe that there is ample room in the marketplace for new antibiotics. We are aware of a mutacin peptide similar to Mutacin 1140 patented by the University of Laval. Successful development of that technology would constitute major competition for Mutacin 1140. management believes that the Laval peptide, if developed, would infringe on the MU 1140™ patent.

Many of our competitors are taking approaches to drug development differing from our approach. These approaches include traditional screening of natural products, genomics to identify new targets and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing and distribution. Commercial success of Mutacin 1140 technology will depend on our ability and the ability of our sub licensees to compete effectively in all of these areas. There can be no assurance that competitors will not succeed in developing products that are more effective than Mutacin 1140 or would render Mutacin 1140 obsolete and non-competitive.

Any products based on the Mutacin 1140 technology will compete against a large number of prescription antibiotics currently on the market, and against new antibiotic products that will enter the market over the next several years. Producers of antibiotic products include many large, international pharmaceutical companies, all of which have much greater financial and technical resources than us. We intend to compete in the market for antibiotic products by obtaining a strategic partner with an established sales force calling on doctors and hospitals. There can be no assurance that we will be able to obtain any such partner. If not, we will need to develop our own channels of distribution for products based on the Mutacin 1140 technology. There can be no assurance that we will be able to do so.

Probiora3™ (Probiotics)

Our oral rinse probiotics’ technology (Probiora3™) employs three natural strains of beneficial bacteria which promote oral health and inhibit the growth of harmful bacteria that cause periodontal disease and tooth decay. Probiotics are live microorganisms that confer a health benefit to their host when administered in adequate amounts. In probiotic therapy, beneficial microorganisms are colonized in areas normally colonized by pathogens. By being better adapted to their ecosystem than the pathogens, these beneficial bacteria crowd out harmful bacteria and inhibit colonization and growth of the disease-causing pathogens. Examples of common probiotic applications are the use of yogurt containing live cultures to improve digestion, immune system response, and vaginal and urinary tract health

The oral cavity provides an ecological niche for 400-500 bacterial species, some of which are responsible for periodontal disease (gum disease) and dental caries (tooth decay). Of all of the bacteria normally residing in a person’s mouth, only about half a dozen are the primary cause of periodontal disease and dental caries.

Technical Background

Through our research, we have developed a probiotic product (Probiora3™) containing three natural strains of beneficial bacteria that promote oral health and provide significant protection against the causative organisms of periodontal disease and dental caries. The three bacterial strains are Streptococcus oralis and Streptococcus uberis for the maintenance of periodontal health and Streptococcus rattus for the maintenance of dental health.

Streptococcus oralis and Streptococcus uberis are among several hundred bacterial species that constitute normal dental plaque. These bacteria, by virtue of their ability to produce hydrogen peroxide, appear to promote periodontal health by keeping the number of potentially pathogenic organisms below the threshold level necessary to initiate disease. These bacteria have demonstrated an ability to inhibit bacteria implicated in periodontal disease in both laboratory and animal studies. Human studies have correlated presence of these bacteria with the absence of periodontal pathogens. Probiotics containing these bacteria applied frequently can provide significant protection against causative organisms of periodontal disease.

Similarly, we have identified a bacterial strain closely related to Streptococcus mutans, Streptococcus rattus, which is naturally deficient in its ability to produce lactic acid. Animal studies have shown that daily treatment with this strain results in decreased numbers of Streptococcus mutans, most likely by competition for essential nutrients or attachment sites on the tooth surfaces. Daily application of this strain is likely to provide significant protection against tooth decay.

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

Clinical Studies

We recently performed two studies to determine an appropriate and stable delivery system for commercialization. We initiated two human trials in July 2006 to support product claims for Probiora 3™. The trials were designed to determine safety and the effectiveness of the mouth rinse against baseline levels of disease-causing bacteria in the mouth. Daily mouth rinsing with Probiora3™ resulted in substantial reductions in the numbers of the bacterium, S. mutans, which attacks teeth, as well as two target periodontal strains, Porphyromonas gingivalis and Campylobacter rectus, associated with gum disease and bad breath. The product was well tolerated by the subjects and no safety issues were identified with the twice daily use of the product over a two-month period.

Regulatory Status

Probiotic products that claim to confer a health benefit are generally able to enter the market without the need for extensive regulatory filings and clinical testing. This avenue is available for products that do not make any claim that they treat, prevent, or cure a disease, which are considered to be drug claims. We intend to market our probiotic product without any drug claims. In the European Union regulatory approval is not required for commercialization as a cosmetic mouthwash product.

Intellectual Property

In August 2003, we filed a patent application for our probiotic technology for use in developing oral care products for the maintenance of dental and periodontal health. We own the patent rights to this technology.

Manufacturing, Marketing and Distribution

Manufacturing methods used to produce probiotic strains are the standard fermentation methods which involve culturing bacteria in large vessels and harvesting them when mature by centrifuge or filtration. These methods are relatively commonplace and readily available within the probiotics industry. We intend to seek one or more strategic partners for the manufacturing, marketing and distribution of our oral probiotic technology. Companies have indicated their intent to enter into licenses discussions with us. We are continuing to pursue potential regional and international partners in the oral care and/or food and nutritional supplement industries for the rights to the Probiora3™ technology

Market Opportunity

Probiotics are relatively common in Japan and are being adopted with increasing frequency in Europe. The probiotics market in the U.S. is still emerging and we expect the U.S. market will develop slowly. If successfully developed, we expect our technology will be one of the first probiotics to be marketed for the promotion of oral health.

Competition

Many companies sell probiotics that are principally designed for digestive health, vaginal and urinary tract health, and immune system support. Our product will not compete directly with the products of these companies.

Recently, researchers at the University of Hiroshima in Japan have published studies indicating that Lactobacillus reuteri aids in the prevention of tooth decay. Lactobacillus reuteri is widely used as a probiotic for other indications and may be used in the future for dental health. We are aware of a probiotic product from BioGaia AB, containing a strain of lactobacillus reuteri, that is on the market today and is targeted to maintain dental health.

IVIAT™ and CMAT™

IVIAT™ and CMAT™ are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. On November 17, 2006, we acquired 100% of the outstanding capital stock of iviGene Corporation, in exchange for 185,186 shares of our common stock. Following this transaction, iviGene Corporation will be dissolved and its assets, which primarily consisted of one patent and two additional patent filings (patents pending) will be assigned to Oragenics. It’s two novel technologies enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and infectious diseases, as well as agricultural and other non-human uses.

To support the research for these technologies in 2004, we received a $100,000 Phase I SBIR grant from the National Institute of Allergy and Infections Diseases (NIAID) of the National Institutes of Health (NIH). This grant supported initial research to help us identify genes of Mycobacterium tuberculosis that are specifically induced during human infections with that pathogen. These licensed technologies are in their early stages and will require further development which will require additional capital.

Technical Background

The first technology platform was developed by our founder and chief scientific officer, Jeffrey D. Hillman, and University of Florida scientists. It is called in vivo induced antigen technology (IVIAT). IVIAT can quickly and easily identify in vivo induced genes in human infections without the use of animal models, facilitating the discovery of new targets for the development of vaccines, antimicrobials and diagnostics. Dr. Hillman and his collaborators have further developed methods based on this approach to create the second technology platform, Change Mediated Antigen Technology (CMAT). CMAT can be used to identify gene targets associated with the onset and progression of cancerous processes and autoimmune diseases. It can also be used to identify novel genes in plant diseases, including genes expressed by the pathogen when it causes the disease and genes expressed by the plant in response to the disease.

Intellectual Property

Since our acquisition of iviGene Corporation on November 17, 2006, we own the exclusive worldwide rights to these broad platform technologies in the areas of cancer and infectious diseases, as well as agricultural and other non-human uses. We believe that these proprietary technologies will position us to create significant future opportunities for Oragenics.

In December 2006 we filed a U.S. patent application covering a collection of 44 genes of Mycobacterium tuberculosis that are specifically induced during active infection of human patients. We believe the identification of these gene targets, utilizing IVIAT, offers a potential new tuberculosis (TB) diagnostic test to meet a critical need and could potentially serve as a basis for an effective new vaccine against tuberculosis infection.

LPT3-04™

In April 2006, we filed a U.S. patent application to protect our intellectual property rights to a small molecule weight management agent and its analogs, which we refer to as LPT3-04™. As a natural substance, LPT3-04™ is orally available and we believe it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in mid-to-late discovery stage of this research and development. There can be no assurance that a patent will be issued or that new technology will be successfully developed by us. Although we intend to continue our development efforts regarding this technology including undertaking a human study for safety and weight loss, we currently do not have sufficient capital resources to fully develop this technology. We are seeking a commercial partner that is actively involved in the weight management field.

DPOLT™

In May 2006 we filed a U.S. patent application for our Differentially Protected Orthogonal Lantionine Technology (DPOLT), which is a solid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Lantibiotics, including our lead antibiotic, MU1140™, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Many strains of medically important bacteria have become increasingly resistant to currently marketed antibiotics. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material, in amounts adequate for preclinical testing. In July, 2006, the Company was awarded a $100,000 SBIR (Small Business Innovation Research) grant from the National Science Foundation to establish proof-of-principal for DPOLT™ and to eventually synthesize a number of novel lantibiotic analogs that may be effective in treating various infections, including ones caused by drug resistant bacteria. Longer term, we have identified approximately two dozen bioactive peptides that would represent candidates for analog synthesis by DPOLT™, for potentially improved stability or bioavailability.

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

2. Investigational new drug (IND) application

3. Clinical trials (Phases I, II and III)

4. New drug application (NDA) (review and approval)

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

Phase I

Phase I clinical trials consist of administering the drug and testing for safety and tolerated dosages as well as preliminary evidence of efficacy in humans. They are concerned primarily with learning more about the safety of the drug, though they may also provide some information about effectiveness. Phase I testing is normally performed on healthy volunteers. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drug’s toxicity.

Phase II

Assuming the results of Phase I testing present no toxicity or unacceptable safety problems, Phase II trials may begin. In many cases Phase II trials may commence before all the Phase I trials are completely evaluated if the disease is life threatening and preliminary toxicity data in Phase I shows no toxic side effects. With a life threatening disease, Phase I and Phase II trials are sometimes combined to show initial toxicity and efficacy in a shorter period of time. Phase II trials involve a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosages and dose interval and to identify possible adverse side effects and risks in a larger patient group. The primary objective of this stage of clinical testing is to show whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take several months or longer and involve a few hundred patients in randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo. At the conclusion of Phase II trials, we and the FDA will have a clear understanding of the short-term safety and effectiveness of our technologies and their optimal dosage levels.

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

Some objectives of Phase III trials are to discover optimum dose rates and schedules, less common or even rare side effects, adverse reactions, and to generate information that will be incorporated into the drug’s professional labeling and the FDA-approved guidelines to physicians and others about how to properly use the drug.

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

The required testing, data collection, analysis and compilation of an investigational new drug application (IND) and a new drug application (NDA) are labor intensive and costly and may take a great deal of time. Tests may have to be redone or new tests performed in order to comply with FDA requirements. Therefore, we cannot estimate with any certainty the length or the costs of the approval process. We can offer no assurance that we will ever receive FDA approval of products derived from our licensed, patented technologies.

Competition

Industry. The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of dental therapeutics and prescription pharmaceuticals. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technological resources than are available to us. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research and clinical development of technologies and products similar to ours. Many of our potential competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products based on our technologies. Products developed from our technologies could be rendered obsolete or made uneconomical by the development of new products to treat the conditions intended to be treated by products developed from our technologies, technological advances affecting the cost of production, or marketing or pricing actions by our potential competitors. This could materially affect our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully.

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

Research and Development Costs

We have spent $2,023,896 and $2,097,223 on research and development of our technologies in 2006 and 2005, respectively.

Costs of Enforcing Our Licenses

We have licenses to sell products made using the replacement therapy and Mutacin 1140 technologies. The licenses were granted to us by the University of Florida Research Foundation, Inc., which owns the patents to these technologies. There is no assurance, however, that third parties will not infringe on our licenses or their patents. In order to protect our license rights and their patents, we or the University of Florida Research Foundation, Inc. may have to file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney fees in order to obtain the injunctions. Even if we do obtain the injunctions, there is no assurance that those infringing on our licenses or the University of Florida Research Foundation’s patents will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend the licenses and patents, in which case those infringing on the licenses and patents could continue to do so in the future.

Our Employees

We are an early-stage biotechnology research and development company and currently have 9 full-time employees, none of whom is represented by a labor union. We believe that our relationship with our employees is good.

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

Our administrative office and laboratory facilities are located at 13700 Progress Boulevard, Alachua, Florida 32615. We began leasing this property pursuant to a five-year operating lease in November 2004. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The twelve months rental for 2006 was approximately $84,130, net of insurance, taxes and utilities that are paid by us. Lease payments escalate by 3% annually. We paid approximately $12,000 in 2005 and none in 2006 for leasehold improvements. These 2005 improvements included equipping the building with sufficient air-handling and building laboratory stations. We also spent approximately $12,000 and $653,000 in 2006 and 2005, respectively, for laboratory equipment to outfit our facility. We believe our facilities are sufficient for our current needs and do not expect significant purchases of property in 2007.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us, or has an interest in any proceeding which is adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None during the fourth quarter of the 2006 fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock began trading on the American Stock Exchange under the symbol ONI on May 20, 2004. Previously our common stock was traded on the TSX Venture Exchange under the symbol ORA.U. We voluntarily de-listed from the TSX Venture Exchange on October 12, 2004. The following sets forth the high and low sales prices for the common stock on the American Stock Exchange for each quarter in the last two fiscal years.

Period	2006		2005
	High	Low	High	Low
First quarter	$0.61	$0.34	$4.00	$1.59
Second quarter	$1.50	$0.48	$2.40	$1.59
Third quarter	$0.91	$0.57	$1.85	$1.15
Fourth quarter	$1.45	$0.60	$1.00	$0.40

On March 16, 2007, the closing bid price of the common stock, as reported by the American Stock Exchange, was $1.02. As of February 6, 2007, there were approximately 41 registered holders of our common stock according to our transfer agent. The number of record holders does not reflect the number of beneficial owners of the common stock for whom shares are held by banks, brokerage firms and others.

Dividends

To date, we have neither declared nor paid any dividends on our common stock nor do we anticipate that such dividends will be paid in the foreseeable future. Rather, we intend to retain any earnings to finance the growth and development of our business. Any payment of cash dividends on our common stock in the future will be dependent, among other things, upon our earnings, financial condition, capital requirements and other factors which the board of directors deems relevant. In addition, restrictive covenants contained in any financing agreements entered into in the future may preclude us from paying any dividends.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-KSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-KSB.

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

We are in need of substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. Other than the Fusion Capital agreement, we currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. Since the fourth quarter 2005, we deferred partial payments to our Chief Executive Officer and President, Chief Scientific Officer, Board of Directors and Audit Committee members, and our former chief executive officer and president. Through employee attrition we have reduced our full time staff even though we have hired one R&D employee as a Senior Research Chemist. As we move into more advanced stages concerning our products and their testing, our monthly expenses and use of cash is likely to increase accordingly. Our remaining capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Our available capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Our remaining working capital at December 31, 2006 was $453,576. When considered with the additional proceeds of $457,500 we received from a recent warrant exercise, our current available working capital is insufficient to enable us to continue to operate after the third quarter of 2007. While we believe additional capital may become available through grants or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy™ and MU 1140™ (Mutacin 1140) technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated which will substantially diminish the value of our company.

We hope to be in a position to develop the following technologies, each of which addresses potentially large market opportunities:

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy™ permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this study and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. Based on further suggestions by the FDA for protocol changes made on September 29, 2006, we filed a third re-submission in early February 2007. We do not anticipate instituting a second Phase I clinical study until such time as the FDA approves our protocol changes for the study. We remain committed to complete the human safety study of SMaRT Replacement Therapy™ in a manner that is satisfactory to the FDA. Should the FDA approve our re-submitted protocol, we estimate the cost in the second quarter of 2007 will be approximately $500,000 subject to available funding.

MU 1140™ (Mutacin 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. We completed development of a proprietary manufacturing process for MU 1140™ and are now refining the process so that sufficient quantities can be produced to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. During the second quarter of 2006, we completed a significant preclinical study and demonstrated that MU 1140™ is effective in an animal infection model against Staphylococcus aureus. If we are able to secure adequate funding, we plan to continue to perform in vitro antimicrobial susceptibility and toxicity testing as well as perform more detailed animal safety and efficacy studies using MU 1140™.

Probiora3™ (Probiotics) are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of oral bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Because probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product (Probiora3™) in these markets by the second half of 2007. Two sets of subjects completed our Probiora3™ human study, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3™ in reducing the levels of specific disease-causing bacteria in the mouths of young, healthy adult subjects. We are continuing our efforts to seek regional and international partners for market opportunities in the oral care and/or food and nutritional supplement industries to determine interest and deal structure preferences for the rights to the Probiora3™ technology.

IVIAT™ and CMAT™ are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and infectious diseases, as well as agricultural and other non-human uses. We filed for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research.

LPT3-04™ is a small molecule weight management agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04™ is orally available and we believe it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in mid to late discovery stage of this research and development project. There can be no assurance that a patent will be issued or that new technology will be successfully developed by us. Although we intend to continue our development efforts regarding this technology including undertaking a human study for safety and weight loss, we currently do not have sufficient capital resources to fully develop this technology. We are seeking a commercial partner that is actively involved in the weight management market.

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology) is a solid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Lantibiotics, including our lead antibiotic, MU1140™, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Many strains of medically important bacteria have become increasingly resistant to currently marketed antibiotics. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material, in amounts adequate for preclinical testing. In July 2006, the Company was awarded a $100,000 SBIR (Small Business Innovation Research) grant from the National Science Foundation to establish proof-of-principal for DPOLT™ and to eventually synthesize a number of novel lantibiotic analogs that may be effective in treating various infections, including ones caused by drug resistant bacteria. Longer term, we have identified approximately two dozen bioactive peptides that would represent candidates for analog synthesis by DPOLT™, for potentially improved stability or bioavailability. We filed a U.S. patent application in May 2006, covering the DPOLT™ technology.

Business Objectives and Milestones

The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of products based on our wholly owned or exclusively licensed, proprietary technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider licensing our proprietary technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration’s approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

SMaRT Replacement Therapy™

•	Initiate second Phase I clinical safety trial.

MU 1140™

•	Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application (IND) submission.

•	Submit an investigational new drug application to the FDA.

Probiora3™

•	Partner with one or more oral care or food manufacturers or distributors.

LPT3-04™

•	Initiate human safety and effectiveness study.

•	Pursue partner for further development and commercialization.

DPOLT™

•	Pursue proof-of-principle.

IVIAT™

•	Validate gene markers for Mycobacteriam tuberculosis..

CMAT™

•	Complete proof-of-principle in colorectal cancer model.

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

Recent Developments

On November 17, 2006 we acquired all of the outstanding shares of the iviGene Corporation, a privately held early-stage company focused on technologies related to infectious diseases, in a stock transaction for 185,186 shares of new Oragenics common stock. The transaction was unanimously approved by the boards of directors of both companies and the independent directors of Oragenics. Our Chief Scientific Officer and a director, Jeffrey Hillman, was a director and shareholder of iviGene and received 20,480 shares of Oragenics common stock for his shares of iviGene common stock. We filed a resale registration statement for the shares issued in connection with the transaction within ninety days of the closing date.

We have an exclusive license to specific applications of iviGene’s patented IVIAT™ technology since February 2004. With this transaction, however, we have acquired all of iviGene’s assets, including issued and pending patents to two broad-based platform technologies. With the acquisition of the iviGene Corporation, we have significantly expanded our product development capabilities, especially in the company’s focused areas of infectious disease and cancer. We believe these proprietary technologies will position us to create significant future opportunities.

As part of the acquisition of iviGene Corporation, we exchanged 185,186 Oragenics common stock (valued at $200,000) for iviGene’s stock and three patents. As derived from this acquisition, the Company accounted for the cost associated with these patents as a patent expense during the fourth quarter 2006. While we believe the patents and underlying technologies have continuing value, the amount of the future benefits to be derived there from is uncertain at this time; therefore, these costs were charged to our R&D patent expense and not capitalized.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Results of Operations

Operating Results Summary

	Three Months Ended December 31
	2006	2005
Revenue	$—	$—
Operating expenses:
Research and development	600,198	452,853
General and administration	111,132	307,153

Total operating expenses	711,330	760,006

Loss from operations	(711,330)	(760,006)
Other income (expense):
Interest income	3,443	5,221
Interest expense	—	(6,610)

Total other income, net	3,443	(1,389)

Loss before income taxes	(707,887)	(761,395)
Income tax benefit	—	—

Net loss	$(707,887)	$(761,395)

	Years ended December 31
	2006	2005
Revenue	$66,176	$—
Operating expenses:
Research and development	2,023,896	2,097,223
General and administration	1,004,099	1,166,854

Total operating expenses	3,027,995	3,264,077

Loss from operations	(2,961,819)	(3,264,077)
Other income (expense):
Interest income	24,931	41,875
Gain on sale of property and equipment	2,024	—
Interest expense	(855)	(29,176)

Total other income, net	26,100	12,699

Loss before income taxes	(2,935,719)	(3,251,378)
Income tax benefit	—	—

Net loss	$(2,935,719)	$(3,251,378)

For the Quarters Ended December 31, 2006 and 2005

We had no revenues in the last three months ended December 31, 2006 and December 31, 2005. Our operating expenses decreased 6.4% to $711,330 in the three months ended December 31, 2006 from $760,006 in the same period in 2005. Research and development (R&D) expenses increased 32.5% to $600,198 in the three months ended December 31, 2006 from $452,853 in the same period in 2005. This increase reflected the approximately $189,650 increase in legal and patent expenses and approximately $48,600 increase in lab expenses which included repairs and maintenance of equipment. Due the granting of R&D employee stock options, there was an increase in compensation expense by approximately $14,800. In 2006 we increased our membership on our international Science Advisory Board causing an increase in fee expense of $7,500. These increases were offset by our reduction in research personal, the decreased use of outside consultants and the reduction in clinical trials which amounted to approximately $112,302. General and administration (G&A) expenses decreased 63.8% to $111,132 in the three months ended December 31, 2006 from $307,153 in same period in 2005. This decrease reflects fewer staff and personnel expense of approximately $91,300, the reduction of stock option compensation expense of approximately $71,600, the reduction in legal and accounting fees of approximately $50,400, and the reduction in use of outside consultants and Board fees amounting to approximately $7,300. However, an increase in office expense such as advertising, printing, and property taxes of approximately $25,150 offset this decrease in G&A expenses.

Interest income decreased 34.1% to $3,443 in the three months ended December 31, 2006 from $5,221 in the same period in 2005 as a result of lower cash balances in 2006.

Our net loss decreased 7% to $707,887 during the three months ended December 31, 2006 from $761,395 in the same period in 2005. The decrease in our net loss was principally caused by the lay-off of personnel, the reduction in stock option compensation expense and the reduced use of outside consultants but moderated by the increase in our patent and legal fees.

For the Years Ended December 31, 2006 and 2005

We had $66,176 in revenue in the year ended December 31, 2006 as compared to none in 2005. This is a result of having a Small Business Innovation Research (SBIR) grant for our DPOLT™ technology. Our operating expenses decreased 7% to $3,027,995 for the year ended December 31, 2006 from $3,264,077 in 2005. Research and development expenses decreased 3.5% to $2,023,896 in 2006 from $2,097,223 in 2005, reflecting the reduction in research staff and their associated expenses and the fewer use of outside consultants of approximately $763,950. This was offset by the increase of stock option compensation expense of approximately $348,170, legal and patent expense of approximately $251,795, depreciation expense of approximately $21,800, the expenses for repairs and maintenance of our lab equipment of approximately $37,700 and the increase of clinical trials expense of approximately $14,000. We also increased our international Science Advisory Board therefore generating an increase in fees of approximately $17,000. General and administration expenses decreased 13.4% to $1,004,099 in 2006 from $1,166,854 in 2005, reflected by our staff lay-offs and the associated expense and the use of fewer outside consultants was approximately $236,900, lower professional fees and stock expense of $116,500, lower banking and finance fees associated with financings ventures and a decrease in Board expense of approximately $13,600. This decrease was offset by our stock option compensation expense of approximately $278,900 and promotional and investor relations expense of approximately $44,000.

Interest income decreased 40.5% to $24,931 in the year ended December 31, 2006 from $41,875 in the year ended December 31, 2005, which was a result of lower average cash balances maintained in 2006. Interest expense decreased to $855 in 2006 from $29,176 in 2005 reflects the total payment on our equipment loan in 2005.

Our net loss decreased 9.7% to $2,935,719 in the year ended December 31, 2006 from $3,251,378 in 2005. The decrease in our net loss was principally caused by our significant cut-backs in personnel and the reduction in the use of outside consultants, offset by the increase in our stock option compensation expenses, and our legal and patent expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placements and our initial public offering, the sale of equity securities and warrants in private placements, debt financings and grants.

Our operating activities used cash of $2,224,538 for the year ended December 31, 2006 and $3,434,382 for the year ended December 31, 2005. Our working capital was $453,576 as of December 31, 2006. Cash used by operations in the year ended December 31, 2006 resulted primarily from operating losses from operations of $2,935,719.

Our investing activities used cash of $7,011 for the year ended December 31, 2006 as a result from the sale of property and for the acquisition of laboratory equipment. We do not anticipate any significant spending on additional property and equipment during 2007.

Our financing activities provided $2,001,038 in cash for the year ended December 31, 2006, which came from four sources. In the first quarter of 2006, we issued common stock and warrants in a private placement in March 2006 that provided gross proceeds of $600,000. Common stock warrants issued in connection with two private placements in November 2004 and December 2005 were exercised during 2006 providing funds of approximately $1,427,000. In the second and third quarter of 2006, we issued common stock under our agreement with Fusion Capital that provided funds of $164,999. In the fourth quarter of 2006, we issued common stock of $200,000 in the acquisition of iviGene Corporation. Additional details of these financings are provided below:

Private Placement, March 2006—On March 6, 2006, we issued a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. The issuance of the shares of common stock and warrants was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We received gross proceeds of $600,000 in the private placement and incurred estimated costs of approximately $75,000 resulting in net proceeds of approximately $525,000. We intend to use the net proceeds of the private placement, including any proceeds we may receive from exercise of the warrants, for working capital and general corporate purposes. There was no underwriter or placement agent associated with this transaction. Each warrant is exercisable on or before February 8, 2008 to acquire one share of common stock at a price of $0.60 per share. Pursuant to the terms of a registration rights agreement, dated January 6, 2006, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the acquired shares in the private placement and the shares able to be acquired upon exercise of the warrants within 45 of days of the closing of the transaction.

Private Placement, November 2004—November 30, 2004, we issued a total of 250,000 shares of our common stock and warrants to purchase 162,500 shares of our common stock in a private placement to three accredited investors and a placement agent. During the second quarter, 85,000 warrants were exercised which provided $51,000 in funds.

Private Placement, December 2005—On December 14, 2005, we issued a total of 2,937,500 shares of our common stock and warrants to purchase 2,937,500 shares of our common stock in a private placement to accredited investors. The issuance of the shares of common stock and warrants was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We received gross proceeds of $1,175,000 in the private placement and incurred estimated costs of approximately $70,000 resulting in net proceeds of approximately $1,105,000. We intend to use the net proceeds of the private placement, including any proceeds we may receive from exercise of the warrants, for working capital and general corporate purposes. The warrants representing shares of common stock were exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share. Pursuant to the terms of a registration rights agreement, dated December 14, 2005, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the acquired shares and the shares able to be acquired upon exercise of the warrants. The Company filed a registration statement on January 13, 2006 and it was declared effective on January 27, 2006. On January 16, 2007, we called all outstanding warrants associated with our December, 2005 private financing event. A total of 1,387,500 warrants were exercised that provided $832,500 in funds for the Company which is expected to result in the Company having sufficient funding to last through the third quarter 2007.

Fusion Capital—On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. Pursuant to the terms of a registration rights agreement, dated May 23, 2005, we filed a registration statement with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the stock purchase agreement and we agreed to file any required post-effective amendments to maintain the effectiveness of such registration statement. On each trading day during the term of the stock purchase agreement and in which the registration statement and any required amendments thereto is effective, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. We have the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. We are required to maintain an effective registration statement for the sale of the shares acquired by Fusion Capital. Since the inception of the stock purchase agreement and pursuant thereto, we have issued an aggregate 205,732 shares to Fusion Capital and received aggregate proceeds of approximately $200,000

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from operations during the last two fiscal years and have an accumulated deficit of $11,659,081 as of December 31, 2006. Cash used in operations for 2006 and 2005 was $2,224,513 and $3,434,382, respectively. At December 31, 2006, our principal source of liquidity was $707,278 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SMaRT Replacement Therapy™ technology to be used in later clinical studies. As of December 31, 2006, salary payments of $26,250 each to Jeffrey D. Hillman, our Chief Scientific Officer, and Robert T. Zahradnik, our President and Chief Executive Officer and 2005 and 2006 fees of $34,000 to the Board of Directors and Audit Committee have been deferred. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. There is no time period on the payment of the deferred amounts concerning our officers and directors. As of December 31, 2006, per our oral agreement with our former chief executive officer, we have deferred $45,500 in severance. As part of this oral agreement, we are currently paying $7,500 per month which is one half of the monthly amount due of $15,000 under the separation agreement. These payments are to be concluded in July of 2007. The deferrals of payments to our former chief executive officer, current officers and directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

Our capital requirements for 2007 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at December 31, 2006 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy™ technology, conducting additional studies for our MU 1140™ antibiotic technology and Probiora3™, and developing strategic partners for Probiora3™, we do not have sufficient capital resources to complete these projects. As we move into more advanced stages concerning our products and their testing our monthly budget and of cash usage rate is likely to increase accordingly. Our available working capital at December 31, 2006 is $453,576 which includes $375,000 from proceeds from warrants being exercised. When considered with the additional proceeds of $457,500 we received in early January 2007 from additional warrants being exercised, our currently available working capital is insufficient to enable us to continue to operate after the third quarter of 2007. While we believe additional capital may become available based upon the SBIR grant, possibly through our arrangement with Fusion Capital or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

Risks Associated with Our Company

We continue to require additional financing to operate through the remainder of the year

We do not have sufficient capital to sustain our operations beyond the third quarter of 2007 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

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

At December 31, 2006 and December 31, 2005, we had working capital of approximately $453,576 and $675,000, respectively. The independent registered public accounting firm’s report as of and for the year ended December 31, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2,224,538 for the year ended December 31, 2006 and have sustained operating cash flow deficits of $3,424,382 in 2005. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. Our limited revenues to date have not been related to the commercialization or licensing of our products and have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our SMaRT Replacement Therapy, Probiora3™, MU 1140™ and other technologies we either license or own. No assurances can be given when this will occur or that we will ever be profitable.

Our ability to obtain additional financing from Fusion Capital is subject to certain conditions and limitations which could cause us to be unable to obtain such additional financing.

The extent we are able to rely on our stock purchase agreement with Fusion Capital as a source of funding will depend on a number of factors, conditions and limitations beyond our control including, the prevailing market price of our common stock. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell products resulting from the development of our technologies, we will need to secure another source of funding in order to satisfy our working capital needs.

Even if we are able to access the full $9.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

We only have the right to receive $15,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $2.20 in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. We have authorized the sale and issuance of up to 4,000,000 shares of our common stock to Fusion Capital under the common stock purchase agreement. In the event that we decide to issue more than approximately 2,900,000 shares, we would first be required to seek stockholder approval in order to be in compliance with American Stock Exchange rules. We have issued 315,421 shares to Fusion Capital as a commitment fee and 205,732 shares pursuant to the common stock purchase agreement and accordingly may issue up to 2,378,847 shares to Fusion Capital before we would be required to seek stockholder approval in order to be in compliance with American Stock Exchange rules.

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

We hold our SMaRT Replacement Therapy™ and MU 1140™ technologies under licenses from the University of Florida Research Foundation, Inc. Under the terms of the licenses, we must spend at least $1 million per year on development of those technologies before the first commercial sale of products derived from those technologies. In addition, we must pay $25,000 per quarter as minimum royalties to the University of Florida Research Foundation, Inc. under our license agreements. The University of Florida Research Foundation, Inc. may terminate our licenses in respect of our SMaRT Replacement Therapy™ technology and our MU 1140™ technology if we breach our obligations to timely pay monies to it, submit development reports to it or commit any other breach of the covenants contained in the license agreements. There is no assurance that we will be able to comply with these conditions. If our license is terminated, our investment in development of our SMaRT Replacement Therapy™ and MU 1140™ technologies will become valueless and we may have to cease operations.

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

Only our SMaRT Replacement Therapy™ technology has been granted clearance to begin Phase 1 human clinical trials by the FDA. Clinical trials on our SMaRT Replacement Therapy™ are expected to take several years to fully complete. Our other technologies have not been cleared for testing in humans. Our technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of our technologies. There is a possibility that our technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we are unable to resolve the FDA’s concerns, we will not be able to proceed further to obtain regulatory approval for that technology. If we fail to maintain regulatory clearance for our SMaRT Replacement Therapy™ or fail to obtain FDA clearance for our other technologies, we may have to cease operations.

Our product candidates are in the early development stage, and may not be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, and we may have to cease operations.

All of our product candidates are in the early development stage. Although we have current data which indicates the promise of the concept of our SMaRT Replacement Therapy™, Probiora3™, MU 1140™ and LPT3-04™ technologies, we can offer you no assurance that the technologies will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate revenues from our operations, and we may have to cease operations. The science on which our SMaRT Replacement Therapy™, Probiora3™, MU 1140™ and LPT3-04™ technologies are based may also fail due to flaws or inaccuracies on which the data are based, or because the data are totally or partially incorrect, or not predictive of future results. If our science proves to be flawed, incorrect or otherwise fails, we will not be able to create a marketable product or generate revenues and we may have to cease operations.

The success of our research and development activities is uncertain. If they do not succeed, we will be unable to generate revenues from our operations and we will have to cease doing business.

We intend to continue with research and development of our technologies for the purpose of licensing these technologies to third parties for obtaining regulatory approval to manufacture and market them. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If research and development requires more funding than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available on favorable terms. Additional financings could result in substantial dilution to existing stockholders. We anticipate, subject to available funding, that we will remain engaged in research and development for a considerable period of time, and there can be no assurance that we will be able to generate adequate funding or revenue from operations to do so.

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

It is possible that our SMaRT Replacement Therapy™ technology will be less effective in humans than it has been shown to be in animals. It is possible our MU 1140™ technology will be shown to be ineffective or harmful in humans. If any of these technologies are shown to be ineffective or harmful in humans, we will be unable to generate revenues from them, and we may have to cease operations.

To date the testing of our SMaRT Replacement Therapy™ technology has been undertaken solely in animals and a limited number of humans. Studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy™ technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of the antibiotic substance, Mutacin 1140 has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

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

Before obtaining regulatory approvals for the commercial sale of any drug products, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.

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

If our intellectual property rights do not adequately protect our products or technologies, or if third parties claim we are infringing their intellectual property rights, others could compete against us more directly or we could suffer significant litigation. Such results could prevent us from marketing our products and hurt our profitability.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. We received notification from Celunol (formerly B.C. International Corporation) on July 29, 2002 that a gene utilized in our licensed, patented strain of S. mutans infringes a patent which it holds under a license. On September 17, 2006, Celunol notified Oragenics regarding the possibility of sublicenses to date. As of this date, no further communication has been received from Celunol. Their notification did not state that they intended to pursue legal remedies. Our management does not believe the gene in question infringes that patent. We have sent them correspondence setting out our position. If necessary, we would need to be prepared to assert our rights vigorously with respect to such matter, which we may not be able to do without sufficient funding. If litigation should ensue and we are unsuccessful in that litigation, we could be enjoined for a period of time from marketing products which infringe any valid patent rights held or licensed by Celunol and/or we could owe substantial damages. On February 12, 2007 Celunol and the Diversa Corporation announced that they had signed a definitive merger agreement.

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

The commercial success of our SMaRT Replacement Therapy™, Probiora3™, MU 1140™, LPT3-04™ and other technologies will depend in part on government and public acceptance of their production, distribution and use. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and around the world. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products based on biotechnology are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of technologies developed through biotechnology such as ours could be delayed or impaired in certain geographical areas because of such factors. Products based on our technologies may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and other biotechnology companies. Market acceptance of products based on our technologies will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our technologies. If they do not, we may be unable to generate sufficient revenues from our technologies, which may cause us to have to cease operations.

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

There is uncertainty relating to favorable third-party reimbursement in the United States. If we are not able to obtain third party reimbursement for products based on our technologies, it could limit our revenue.

In the United States, success in obtaining payment for a new product from third parties such as insurers depends greatly on the ability to present data which demonstrate positive outcomes and reduced utilization of other products or services as well as cost data which show that treatment costs using the new product are equal to or less than what is currently covered for other products. If we are unable to obtain favorable third party reimbursement and patients are unwilling or unable to pay for our products out-of-pocket, it could limit our revenue and harm our business.

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

We are a small company with limited resources that will make it difficult for us to comply with the requirements of Section 404 in a timely fashion. If we are not able to comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will be adhered to by December 31, 2007.

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

Risk Factors Relating to our Common Stock

Any sale of our common stock to Fusion Capital under it common stock purchase agreement with us will cause dilution and the sale of the shares of common stock acquired by Fusion Capital thereunder could cause the price of our common stock to decline.

We have entered into a stock purchase agreement with Fusion Capital to sell up to $9.0 million of our common stock to them. However, Fusion Capital neither has the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. All shares acquired by Fusion Capital and resold pursuant to an effective registration statement covering such shares, will be freely tradable. Fusion Capital may sell none, some, or all of the shares of common stock purchased from us at any time. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. If our stock price drops below $0.75 we will not be able to sell any shares of our common stock to Fusion Capital in which case our ability to acquire needed capital will be adversely affected and our business could be harmed.

Our stock price historically has been volatile and our stock’s trading volume has been low.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us and by stockholders, including Fusion Capital, upon the exercise thereof and subsequent sales of common stock acquired by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through December 2006 our stock price has fluctuated from $5.00 to $0.34 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 16, 2007, there were 22,404,943 shares of our common stock outstanding, with another 2,375,000 shares of common stock issuable upon exercise of warrants to investors, 1,255,000 shares issuable upon exercise of options issued and an additional 1,745,000 shares available for issuance under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. The shares of common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements were released as of June 30, 2006 and the escrow arrangement was concluded in accordance with its terms. Released shares may be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly.

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

Forward-Looking Statements

This 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-KSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-KSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Item 7.	Financial Statements.

Incorporated by reference to pages F-1 to F-17 at the end of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Changes in Registrant’s Certifying Accountants

(a)	Dismissal of Previous Independent Registered Public Accounting Firm:

(i) On August 26, 2005 the Audit Committee of the Board of Directors of Oragenics, Inc. (“the Company”), dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm.

(ii) The reports of Ernst & Young LLP on the Company’s financial statements as of and for the years ended December 31, 2003 and 2004, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Ernst & Young LLP on the Company’s financial statements as of and for the year ended December 31, 2004 was modified for a going concern uncertainty.

(iii) During the Company’s fiscal years ended December 31, 2003 and 2004, and the subsequent interim period from January 1, 2005 through August 26, 2005, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

(iv) The Company requested Ernst & Young LLP to furnish it with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated August 29, 2005, was filed as Exhibit 16 to the Form 8-K originally filed on August 29, 2005 and amended on August 31, 2005.

(b)	Engagement of New Independent Registered Public Accounting Firm:

On August 26, 2005, the Audit Committee of the Company’s Board of Directors approved the engagement of Kirkland, Russ, Murphy and Tapp, PA as the Company’s independent registered public accounting firm for the year ending December 31, 2005. Prior to the dismissal of Ernst & Young LLP, the Company did not consult with Kirkland, Russ, Murphy and Tapp, PA regarding:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or

(ii) the type of audit opinion that might be rendered on the Company’s financial statement.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and Interim CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and Interim CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the Interim CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated herein by reference to our Proxy Statement under the captions “Proposal I Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our Directors, officers and employees, including our principal executive officer and principal financial officer. The Code is posted on our website at www.oragenics.com. We intend to disclose any amendments to the Code by posting such amendments on our website. In addition, any waivers of the Code for Directors or executive officers of the Company will be disclosed in a report on Form 8-K.

Item 10.	Executive Compensation.

The information required by this Item 10 with respect to management remuneration and transactions is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item 11 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”.

Item 12.	Certain Relationships and Related Transactions and Directors Independence.

The information required by this Item 12 with respect to transactions between us and certain related entities is incorporated herein by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions and Directors Independence.”

Item 13.	Exhibits.

Incorporated by reference to the Exhibit Index immediately following the signature page.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to our Proxy Statement under the heading “Principal Accountant Fees and Services.”

Oragenics, Inc.

Financial Statements

Years ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Oragenics, Inc.

We have audited the accompanying balance sheet of Oragenics, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

February 19, 2007	/s/ Kirkland Russ Murphy & Tapp, PA
Clearwater, Florida	Certified Public Accountants

Oragenics, Inc.

Balance Sheet

December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$707,278
Prepaid expenses and other current assets	73,871

Total current assets	781,149

Property and equipment, net	824,698

Total assets	$1,605,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$327,573

Total current liabilities	327,573

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,404,943 shares issued and outstanding	22,405
Additional paid in capital	12,914,950
Accumulated deficit	(11,659,081)

Total stockholders’ equity	1,278,274

Total liabilities and stockholders’ equity	$1,605,847

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

	Year ended December 31
	2006	2005
Revenue	$66,176	$—

Operating expenses:
Research and development	2,023,896	2,097,223
General and administration	1,004,099	1,166,854

Total operating expenses	3,027,995	3,264,077

Loss from operations	(2,961,819)	(3,264,077)

Other income (expense):
Interest income	24,931	41,875
Interest expense	(855)	(29,176)
Gain on sale of property and equipment	2,024	—
Total other income , net	26,100	12,699

Loss before income taxes	(2,935,719)	(3,251,378)
Income tax benefit	—	—

Net loss	$(2,935,719)	$(3,251,378)

Basic and diluted net loss per share	$(0.15)	$(0.22)

Shares used to compute basic and diluted net loss per share	20,038,177	15,082,098

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2006 and 2005

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	14,594,924	14,595	9,493,833	(5,471,984)	4,036,444
Exercise of common stock warrants	276,180	276	344,949	—	345,225
Issuance of common stock and warrants	3,275,013	3,275	1,023,695	—	1,026,970
Compensation credit relating to option issuances	—	—	(385,691)	—	(385,691)
Net loss	—	—	—	(3,251,378)	(3,251,378)

Balance at December 31, 2005	18,146,117	18,146	10,476,786	(8,723,362)	1,771,570
Exercise of common stock warrants	2,390,000	2,390	1,424,610	—	1,427,000
Issuance of common stock and warrants	1,683,640	1,684	572,354	—	574,038
Issuance of common stock for the Acquisition of iviGene Corporation	185,186	185	199,815	—	200,000
Compensation expense relating to option issuances	—	—	241,385	—	241,385
Net loss	—	—	—	(2,935,719)	(2,935,719)

Balance at December 31, 2006	22,404,943	$22,405	$12,914,950	$(11,659,081)	$1,278,274

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

	Year ended December 31
	2006	2005
Operating activities
Net loss	$(2,935,719)	$(3,251,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,901	260,636
Stock-based compensation (credit) expense	241,385	(385,691)
Patents acquired from iviGene Corp	200,000	–
Gain on sale of asset	(2,024)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	38,176	(3,151)
Accounts payable and accrued expenses	(86,257)	(54,798)
Accrued interest	–	–
Deferred compensation	39,000	–

Net cash used in operating activities	(2,224,538)	(3,434,382)

Investing activity
Purchases of property and equipment	(12,011)	(666,268)
Proceeds from sale of property and equipment	5,000	–

Net cash used in investing activity	(7,011)	(666,268)

Financing activities
Net proceeds from issuance of common stock	2,001,038	1,372,195
Net proceeds from bank loan	–	615,192
Repayments of bank loan principal	–	(615,192)

Net cash provided by financing activities	2,001,038	1,372,195

Net decrease in cash and cash equivalents	(230,511)	(2,728,455)
Cash and cash equivalents at beginning of year	937,789	3,666,244

Cash and cash equivalents at end of year	$707,278	$937,789

Supplemental disclosure of cash flow information
Non-Cash acquisition of iviGene Corporation	$200,000	–

Interest paid	$855	$29,176

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2006

1. Organization and Significant Accounting Policies

Oragenics, Inc. (formerly known as Oragen, Inc.) (the Company) was incorporated in November, 1996; however, operating activity did not commence until 1999. The Company is dedicated to developing technologies associated with oral health, broad spectrum antibiotics and other general health benefits.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,935,719 for the year ended December 31, 2006 and as of that date had an accumulated deficit of $11,659,081. Cash used in operations for the years ended December 31, 2006 was $2,224,538, and cash flow from operations was negative throughout 2006. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2006 will be insufficient to meet the business objectives as presently structured. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings. During 2005 and 2006, the Company conducted private placements to raise capital. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current stockholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail their current development programs, cut operating costs and forego future development and other opportunities. Without sufficient capital to fund their operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 17, 2006 the Company acquired iviGene Corporation. In exchange for Oragenics, Inc.’s stock, the Company acquired 100% of iviGene’s outstanding stock. All assets of iviGene Corporation have been included in the Company’s financial statements as of December 31, 2006. Since there has been no financial operation from this entity and that the Company fully intends to dissolve this corporation after all their patents are transferred to Oragenics Inc., the Company has not presented iviGene Corporation as a subsidiary.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). FAS 148 amends an earlier standard on accounting for stock-based compensation, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation which is required beginning January 1, 2006. In December 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R), which we have adopted in the first quarter of 2006, is generally similar to Statement 123; however, it requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has elected to adopt the Modified Prospective Method. This method requires the Company to prospectively expense all new grants and unvested pre-adoption grants. It also entails a pro forma presentation for comparative prior periods shown disclosing the effect of the new method had it been adopted earlier when the Company employed the use of the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Oragenics, Inc.

Notes to Financial Statements (continued)

1. Organization and Significant Accounting Policies (continued)

The following table provides the required pro forma disclosure for the year ended December 31, 2005:

Year Ended December 31 2005
Net loss, as reported	$(3,251,378)
Effect of stock-based employee compensation expense (credit) included in reported net loss	(385,691)
Total stock-based employee compensation expense determined under fair value based method For all awards	(200,233)

Pro forma net loss	$(3,837,302)

Loss per share:
Basic and diluted – as reported	$(0.22)
Basic and diluted – pro forma	$(0.25)
Shares used to compute basic and diluted net loss per share	15,082,098

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2006 and 2005.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to clarify the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

2. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2006:

Laboratory equipment	$884,387
Leasehold improvements	481,606
Office and computer equipment	55,106

1,421,099
Accumulated depreciation and amortization	(596,401)

$824,698

Depreciation and amortization expense for 2006 and 2005 was $280,901 and $260,636, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

3. Related Party Transactions

At December 31, 2006, $52,500 was owed to President and CEO, Robert T. Zahradnik and to the CSO, Jeffrey D. Hillman and included in accounts payable and accrued expenses for consulting services in 2005. No interest is being accrued on this outstanding debt.

In July 2005, the Company entered into a severance agreement with its former Chief Executive Officer (CEO) agreeing to continue payments of $15,000 per month for one year post separation from employment with the Company. The agreement requires the former CEO to be available as a consultant to management. As of December 31, 2006, the Company has paid $134,500 as severance pay and has a balance of $45,500 remaining at the rate of $7,500 per month. Interest is not being accrued on the deferred amounts.

As of December 31, 2006, fees of $34,000 to the Board of Directors and Audit Committee have been deferred. On September 7, 2006, the Board of Directors and the Compensation Committee approved stock option grants to non-employee directors in lieu of future cash fees for Board and Committee services.

4. Business Loan Agreement

None during the fiscal year 2006.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

5. Stockholders’ Equity (continued)

The investor does not have the right or obligation to purchase shares of our common stock from us in the event that the price of our common stock is less than $0.75. The Company incurred costs of approximately $150,000 for legal, accounting, stock exchange, and Oragenics, Inc. regulatory fees in connection with this financing arrangement. During 2005, the Company sold 22,092 of its common stock to the investor pursuant to the arrangement for total proceeds of $35,000. In December 2006, a post-effective amendment was filed with the SEC.

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

On March 6, 2006, the Company issued a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. The Company received gross proceeds of $600,000 in the private placement and incurred estimated costs of approximately $75,000 resulting in net proceeds of approximately $525,000. There was no underwriter or placement agent associated with this transaction. Each warrant is exercisable on or before February 8, 2008 to acquire one share of common stock at a price of $0.60 per share.

On November 17, 2006 we acquired the outstanding stock of iviGene Corporation in exchange for 185,186 shares of our common stock to the holders of iviGene Corporation, which included one of our directors, who received 20,480 shares. Following the consummation of this transaction, iviGene Corporation will be dissolved and as a result, Oragenics will acquire all of iviGene’s assets, including issued and pending patents to two broad based platform technologies.

Stock Compensation Plan

The Company’s 2002 Stock Option and Incentive Plan (the Plan) was adopted by the Board of Directors (the Board). The purpose is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. As of December 31, 2006, the Company had not awarded stock appreciation rights or restricted stock under the Plan. The Company has reserved an aggregate of 3,000,000 shares of common stock for grants under the Plan, of which 1,745,000 shares are available for future grants as of December 31, 2006 and 1,740,000 shares as of December 31, 2005. The exercise price of each option shall be determined by the Board and an option’s maximum term is ten years.

In September 2002, the Company issued 195,000 options that were re-priced upon the change in the initial public offering price. As a result, these options were subjected to variable accounting treatment. In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), stock options must be accounted for as variable under such circumstances. Variable Oragenics, Inc. accounting requires companies to re-measure compensation costs for the variable options until the options are exercised, cancelled, or forfeited without replacement. Compensation is dependent on fluctuations in the quoted stock prices for the Company’s common stock.

Oragenics, Inc.

Notes to Financial Statements (continued)

5. Stockholders’ Equity (continued)

Such compensation costs will be recognized over a three-year vesting schedule until the options are fully vested, exercised, cancelled, or forfeited, after which time the compensation will be recognized immediately at each reporting period. In 2005, we had a stock option compensation credit of $385,691 based on FAS 123. As of 2006, the Company recognized a stock compensation expense of $241,385 based on FAS 123 (R). A summary of the status of the Company’s outstanding stock options as of December 31, 2006 and 2005 and changes during the periods ending on those dates is presented below:

	Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 2005	1,070,000	$1.25 – 4.25	$2.52
Forfeited	(392,000)	1.25 - 3.30	2.25
Granted	582,000	0.53 – 2.25	1.00

Outstanding at December 31, 2005	1,260,000	0.53 – 4.25	1.90
Forfeited	(535,000)	0.59 – 4.00	2.15
Granted	530,000	0.53 – 0.74	0.67

Outstanding at December 31, 2006	1,255,000	0.53 – 4.25	$1.90

Exercisable at end of year	691,665	$0.53 – 4.25	$1.29

The range of exercise price is $0.53 to $4.25 per share. The weighted-average per option fair value of options granted during 2006 was $0.67 and the weighted average remaining contractual life of those options is 4.3 years. Options vest over a period of three to four years from respective grant dates and the options expire 5 years after the date of grant. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: weighted average risk-free interest rate of 2.38%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s common stock of 53.8%; and an expected life of the option of four years.

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

In February 2004, the Company licensed from iviGene Corporation (iviGene), a company whose major shareholders also own a significant number of shares of the Company’s common stock, applications of two novel technologies referred to as IVIAT and CMAT. On November 17, 2006 we acquired the outstanding stock of iviGene Corporation in exchange for 185,186 shares of our common stock to the holders of iviGene Corporation, which included one of our directors, who received 20,480 shares. Following the consummation of this transaction, iviGene Corporation will be dissolved and as a result, Oragenics will acquire all of iviGene’s

Oragenics, Inc.

Notes to Financial Statements (continued)

6. Licenses (continued)

assets, including issued and pending patents to two broad based platform technologies. These technologies are capable of identifying gene and protein biomarkers for application to the improve diagnosis and treatment of a wide range of infectious diseases and cancers. Besides human diseases, other potential applications for these technologies include animal disease, industrial and marine biofilm formation and plant diseases.

7. Retirement Plan

In January 2004, the Company established a defined contribution retirement plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee contributions to the plan. During 2006 and 2005, employee contributions were limited to $15,000 and $14,000, respectively, except for individuals 50 years or older for which the contribution limitations were $20,000 and $18,000, respectively. Total matching contributions made by the Company in 2006 and 2005 were $6,409 and $31,895, respectively.

8. Income Taxes

At December 31, 2006, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

Deferred tax assets:	$4,217,956
Net operating loss carryforward
Compensation to Directors & Offices and consulting services	14,676
Tax credits	252,817

Total deferred tax assets	4,485,449
Less valuation allowance	(4,485,449)

Total net deferred taxes	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2006 and 2005:

	Year ended December 31
	2006	2005
Income tax benefit computed at statutory federal rate of 34%	$(998,144)	$(1,105,469)
State income tax benefits, net of federal expense/benefit	(106,567)	(118,025)
Change in valuation allowance	1,042,086	1,387,567
Non-deductible expenses	91,198	(98,021)
Research and development credit	(40,792)	(66,052)
Other	12,219	—

Total	$—	$—

Oragenics, Inc.

Notes to Financial Statements (continued)

8. Income Taxes (continued)

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of $4,485,449 at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the year ended December 31, 2006 was $1,042,086. At December 31, 2006, the Company has available net operating loss carryforwards of approximately $11,209,026 that begin to expire in 2021. The Company also has a research and development credit carryforward of $252,817 that is available to reduce future tax liabilities through 2026.

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

9. Commitments and Contingencies

The Company’s facility is being leased from a real estate developer for a term of five years subject to renewal provisions that include 3% increases in lease payments. This operating lease agreement required the Company to pay a deposit of $6,400 and provides for monthly lease payments of $6,793, exclusive of utilities, insurance, sales taxes and real estate taxes. Total rent expense under this lease was $84,131 and $81,653 for the years ended December 31, 2006 and 2005, respectively. In addition, the Company has entered into operating leases for office equipment.

Future annual minimum payments under all non-cancelable operating leases are approximately as follows:

Year ended:
2007	88,900
2008	91,400
2009	91,600
Thereafter	—

$271,900

Oragenics, Inc.

Notes to Financial Statements (continued)

10. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2006
	First	Second	Third	Fourth
Revenue	$—	$—	$66,176	$—
Total operating expenses	865,131	801,831	634,132	711,330
Net loss	(856,389)	(796,713)	(559,160)	(707,887)

Loss per share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.03)	$(0.03)

	2005
	First	Second	Third	Fourth
Total operating expenses	$879,105	$874,963	$750,003	$760,006
Net loss	(866,130)	(872,681)	(751,172)	(761,395)

Loss per share:
Basic and Diluted	$(0.06)	$(0.06)	$(0.05)	$(0.05)

11. Subsequent Event

We have filed an 8-K on January 16, 2007 as a result of the early termination of warrants and notification of the early acceleration to the warrant holders in connection with our December 2005 private financing. All the outstanding warrants associated with this resulting issuance of 1,387,500 shares of common stock provided $832,500 in proceeds. Approximately half of this amount ($375, 000) was include in the reported working capital as of December 31, 2006. When considered with the additional proceeds of $457,500 that was received in January 2007, our current available working capital is insufficient to enable us to continue to operate after the third quarter of 2007.

On January 19, 2007, we filed a registration statement on Form S-3 as a post-effective amendment to register 185,186 shares of Oragenics common stock. These shares were issued to the shareholders of iviGene Corporation as a result of our acquisition agreement. On November 17, 2006, we acquired all the stocks and assets of iviGene Corporation in exchange for Oragenics’ common stock.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2007

ORAGENICS, INC.
(Registrant)

By:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Chief Executive Officer,
Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, Interim Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert T. Zahradnik	President, Chief Executive Officer,	March 16, 2007
Robert T. Zahradnik	Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors

/s/ David J. Gury	Chairman of the Board of Directors	March 16, 2007
David J. Gury

/s/ George T. Hawes	Member of the Board of Directors	March 16, 2007
George T. Hawes

/s/ Jeffrey D. Hillman	Chief Scientific Officer and	March 16, 2007
Jeffrey D. Hillman	Member of the Board of Directors

Exhibit Index

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02
3.2	Bylaws	SB-2	333-100568	3.2	10/16/02
4.1	Specimen Stock Certificate	SB-2	333-100568	4.1	10/16/02
4.2	Form of November 2004 private placement warrant	10-KSB	000-50614	4.3	03/14/05
4.3	Form of November 2004 private placement Subscription Agreement (including registration rights)	10-KSB	000-50614	4.4	03/14/05
4.4	Warrant Amendment Agreement (including form of replacement warrant) between the Company and The Arbitrage Fund, Mark Campbell, The Harold T. Grisham Living Trust and Westminster Securities dated May 31, 2005 to November 2004 warrant	SB-2	333-125660	4.5	06/09/05
4.5	Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, dated as of May 23, 2005	8-K	000-50614	4.5	05/23/05
4.6	Registration Rights Agreement with Fusion Capital Fund II, LLC, dated as of May 23, 2005	8-K	000-50614	4.6	05/23/05
4.7	Securities Purchase Agreement, dated November 20, 2005, among the purchasers and Oragenics, Inc.	S-3	333-131015	4.2	01/13/06
4.8	Registration Rights Agreement dated November 20, 2005, among the investors and Oragenics, Inc.	S-3	333-131015	4.3	01/13/06
4.9	Specimen private placement December 2005 warrant certificate	S-3	333-131015	4.4	01/13/06
4.10	Stock Purchase Agreement by and among Oragenics, Inc. and iviGene Corporation and the stock holders of iviGene Corporation and amendment thereto (including registration rights)	SB-2/A	333-125660	4.10	12/22/06
10.1	License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02
10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02
10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02
10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02
10.5	Fourth Amendment to Replacement Therapy License Agreement and Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.6	License Agreement between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “Antimicrobial Polypeptide License Agreement”)	SB-2	333-100568	10.5	10/16/02
10.7	First Amendment to the Antimicrobial Polypeptide License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02
10.8	Second Amendment to the Antimicrobial Polypeptide License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02
10.9	Third Amendment to the Antimicrobial Polypeptide License Agreement dated September 25, 2002
10.10+	Amended and Restated 2002 Stock Option and Incentive Plan	10-QSB/A	001-32188	10.1	9/29/06
10.11	Proprietary Information and Invention Agreement between ourselves, Robert Zahradnik, Howard Kuramitsu, and Steven Projan	SB-2	333-100568	99.23	10/16/02
10.12*	Proprietary Information and Invention Agreement between the Company and Jeffrey D. Hillman	SB-2	333-100568	99.4	10/16/02
10.13	Employment Agreement of Jeffrey D. Hillman	10-KSB	000-50614	10.43	3/17/04
10.14	Lease Agreement between the Company and Hawley-Wiggins LLC dated January 28, 2004; Subordination Agreement dated April 14, 2004; and First Amendment dated November 15, 2004	10-KSB	001-32188	10.46	3/14/05
10.15	Termination Agreement between Westrock Advisors, Inc. and Oragenics, Inc.	S-3	333-131015	10.1	1/13/06
10.16	Agreement of Separation and Release between the Company and Mento S. Soponis	10-QSB	001-32188	10.1	08/11/05
10.17	Employment Agreement of Robert Zahradnik	10-QSB	001-32188	10.2	08/11/05
16.0	Letter regarding change in certifying accountant	8-K	001-32188	16.0	08/29/05
23.1	Consent of Kirkland Russ Murphy & Tapp, PA					X
31.1	Rule 13a-14(a)/15d-14(a) Certification					X
31.2	Rule 13a-14(a)/15d-14(a) Certification					X
32.1	Section 1350 Certifications					X
32.2	Section 1350 Certifications					X

*	management contract
+	compensatory plan or arrangement