Form 10QSB
period 2007-03-31
ORAGENICS INC
filed 2007-05-11
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

As of May 11, 2007, there were 23,192,443 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$749,733	$707,278
Prepaid expenses and other current assets	81,394	73,871

Total current assets	831,127	781,149

Property and equipment, net	761,571	824,698

Total assets	$1,592,698	$1,605,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$252,930	$195,573
Deferred compensation	109,500	132,000

Total current liabilities	362,430	327,573

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,192,443 and 22,404,943 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	23,192	22,405
Additional paid-in-capital	13,407,313	12,914,950
Accumulated deficit	(12,200,237)	(11,659,081)

Total stockholders’ equity	1,230,268	1,278,274

Total liabilities and stockholders’ equity	$1,592,698	$1,605,847

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31
	2007	2006
Revenue	$33,088	$—

Operating expenses:
Research and development	366,258	500,285
General and administration	217,812	364,846

Total operating expenses	584,070	865,131

Loss from operations	(550,982)	(865,131)

Other income (expense):
Interest income	9,826	7,359
Interest expense	—	(641)
Gain on sale of property and equipment	—	2,024

Total other income, net	9,826	8,742

Net loss	$(541,156)	$(856,389)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Shares used to compute basic and diluted net loss per share	23,127,721	18,562,784

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2007	2006
Operating activities
Net loss	$(541,156)	$(856,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,206	70,765
Gain on sale of property and equipment	—	(2,024)
Stock-based compensation expense resulting from fair value based method	34,083	98,199
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,523)	(44,098)
Accounts payable and accrued expenses	57,357	(28,975)
Deferred compensation	(22,500)	22,500

Net cash used in operating activities	(410,533)	(740,022)

Investing activities
Purchases of property and equipment	(6,079)	(1,540)
Proceeds from sale of property and equipment	—	5,000

Net cash provided by (used in) investing activities	(6,079)	3,460

Financing activities
Net proceeds from issuance of common stock	459,067	524,304

Net cash provided by financing activities	459,067	524,304

Net increase (decrease) in cash and cash equivalents	42,455	(212,258)
Cash and cash equivalents at beginning of period	707,278	937,789

Cash and cash equivalents at end of period	$749,733	$725,531

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 which is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2006. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believes its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

3. Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. Initial analyses indicate that the adoption of this statement will not likely have a material effect on the Company’s future reported financial position or results of operations. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally and acquired by us. Our strategy is to in-license, internally discover or acquired and to develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration’s (FDA) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreement and SBIR grants which all but one have expired. We have not generated revenues from sales of products.

We are in need of substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. Since the fourth quarter 2005, we deferred partial payments to our Chief Executive Officer and President, Chief Scientific Officer, Board of Directors and Audit Committee members, and our former chief executive officer and president. Through employee attrition we have reduced our full time staff even though we have hired one R&D employee as a Senior Research Chemist. As we move into more advanced stages concerning our products and their testing, our monthly expenses and use of cash are likely to increase accordingly. Our remaining capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Our remaining working capital at March 31, 2007 was $468,697 and is insufficient to enable us to continue to operate through the third quarter of 2007. While we believe additional capital may become available through grants or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy™ and MU 1140™ (Mutacin 1140) technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated which will substantially diminish the value of our company.

On April 25, 2007 we received notification from the American Stock Exchange (the Amex) that the Company is not in compliance with Amex’s continued listing requirements because our shareholders’ equity is less than $2,000,000 and we have experienced losses from continuing operations and/or net losses in two of our most recent fiscal years. The Company expects to submit a plan by May 25, 2007 that would return us to compliance with all of the continued listing standards. On May 1, 2007, one of our independent directors, Mr. Hawes, resigned from the Company’s Board of Directors. The Company expects to appoint a replacement within sixty days.

We hope to be in a position to develop the following technologies, each of which addresses potentially large market opportunities:

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy™ permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this study, closed the clinical sites, and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. Based on further suggestions by the FDA for protocol changes made on September 29, 2006, we filed a third re-submission in early February 2007. We do not anticipate instituting a second Phase I clinical study until such time as the FDA approves our protocol changes for the study. We remain committed to complete the human safety study of SMaRT Replacement Therapy™ in a manner that is satisfactory to the FDA. Should the FDA approve our re-submitted protocol, we estimate the cost in the third quarter of 2007 will be approximately $500,000 subject to available funding.

MU 1140™ (Mutacin 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. We developed a proprietary manufacturing process for MU 1140™ and are now refining the process so that sufficient quantities can be produced to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. During the second quarter of 2006, we completed a significant preclinical study and demonstrated that MU 1140™ is effective in an animal infection model against Staphylococcus aureus. If we are able to secure adequate funding, we plan to continue to perform preclinical testing including more detailed animal safety and efficacy studies using MU 1140™.

Probiora3™ (Probiotics) are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of oral bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight. We believe that with an appropriate partner. we may achieve commercialization of our probiotic product (Probiora3™) in these markets in first half of 2008. Two sets of subjects completed our Probiora3™ human study, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3™ in reducing the levels of specific disease-causing bacteria in the mouths of young, healthy adult subjects. We are continuing our efforts to seek regional and international partners for market opportunities in the oral care and/or food and nutritional supplement industries to determine interest and deal structure preferences for the rights to the Probiora3™ technology.

IVIAT™ and CMAT™ are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and infectious diseases, as well as agricultural and other non-human uses. We filed for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research. On April 3, 2007 we were notified that the National Institute of Science and the National Cancer Institute has awarded a SBIR grant to support our research efforts to identify unique proteins that are expressed when normal, health bowel cells become cancerous. This six month Phase I grant for approximately $100,000 has a start date of May 1, 2007.

LPT3-04™ is a small molecule weight loss/management agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04™ is orally available and we believe it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in mid to late discovery stage of this research and development project. There can be no assurance that a patent will be issued or that new technology will be successfully developed by us. Although we intend to continue our development efforts regarding this technology including undertaking a human study for safety and weight loss, we currently do not have sufficient capital resources to fully develop this technology. We are seeking a commercial partner that is actively involved in the weight loss/management market.

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

Business Objectives and Milestones

The specific goal of our business is to successfully develop, clinically test and obtain FDA approval for sales of healthcare products based on our wholly owned or exclusively licensed, proprietary technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase II clinical trials) prior to partnering with major pharmaceutical, biotechnology or health care product firms for advanced clinical development and commercialization. Upon successful completion of proof-of-concept studies, we intend to consider licensing our proprietary technologies to one or more strategic partners that would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration’s approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

SMaRT Replacement Therapy™

•	Initiate second Phase I clinical safety trial.

MU 1140™

•	Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application (IND) submission.

•	Submit an investigational new drug application to the FDA.

Probiora3™

•	Partner with one or more oral care or food and nutritional supplement manufacturers or distributors.

LPT3-04™

•	Initiate human safety and effectiveness study.

•	Pursue partner for further development and commercialization.

DPOLT™

•	Pursue proof-of-principle by chemically synthesizing a selected lantibiotic.

IVIAT™

•	Validate gene markers for Mycobacteriam tuberculosis.

CMAT™

•	Complete proof-of-principle by identifying novel biomarkers in colorectal cancer model.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. Initial analyses indicate that the adoption of this statement will not likely have a material effect on the Company’s future reported financial position or results of operations. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of March 31, 2007.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

We had $33,088 in revenues associated with an SBIR grant in the three months ended March 31, 2007 compared with no revenues in the same period in 2006. Our first quarter operating expenses continue to decrease by 32.5% to $584,070 in the three months ended March 31, 2007 from $865,131 in the same period in 2006. Research and development (R&D) expenses decreased 26.8% to $366,258 in the three months ended March 31, 2007 from $500,285 in the same period in 2006, reflected mostly by our staffing reductions approximately $42,350, the decreased use of outside consultants for research and development, clinical trials and contract manufacturing totaling approximately $18,368, a decrease in stock option expense of approximately $41,000 and a reduction in our legal and patent expense of approximately $35,300. Our only R&D expenses that increased were for rent and maintenance by approximately $4,900. General and administration (G&A) expenses decreased 40.3% to $217,812 in the three months ended March 31, 2007 from $364,846 in the same period in 2006, reflecting the reduction in our staffing and the use of outside consultants approximately $88,000, the decrease in stock option expense of approximately $23,100, and the reduction of legal and accounting expenses of approximately $26,800. In addition, our Board of Directors fees were reduced by approximately $11,350 since we granted stock options in lieu of Board fees as of September 2006. The only G&A expenses to increase were rent, advertising and travel by approximately $2,100.

Interest income increased 33.5% to $9,826 in the three months ended March 31, 2007 from $7,359 during the same period in 2006, reflecting the higher average cash balances maintained during most of the quarterly period in 2007. We had no interest expense in 2007 compared to an interest expense of $641 in the first three months of 2006 that was a carryover from a note payable that was repaid in December 2005.

We incurred net losses of $541,156 and $856,389 during the three months ended March 31, 2007 and 2006, respectively. The decrease in our net loss of $315,233 was principally caused by the reduction in staffing and the decreased use of outside professional consultants totaling approximately $148,700, the reduction of stock option expenses due to forfeitures of approximately $64,100 and reductions in legal and accounting fees of approximately $62,100. The only expenses that increased from the same quarter in 2006, were rent and advertising, travel and maintenance, approximately $7,000.

Liquidity and Capital Resources

Our operating activities used cash of $410,533 for the three months ended March 31, 2007 and $740,022 for the three months ended March 31, 2006. Our working capital was $468,697 as of March 31, 2007. Cash used by operations in the three months ended March 31, 2007 resulted primarily from our net loss from operations of $541,156.

No cash was provided by our investing activities for the three months ended March 31, 2007. We do not anticipate any significant spending on additional property and equipment during the remainder of 2007.

Our financing activities for the three months ended March 31, 2007 provided net cash of $459,067, which consists of $472,500 in gross proceeds from the exercise of 787,500 warrants at $0.60 per share. We intend to use the net proceeds for working capital and general corporate purposes.

During the remainder of 2007, provided additional financing is obtained, we expect to spend approximately $1,400,000 to maintain normal research and development operations, approximately $150,000 to perform additional studies on Probiora3™ and MU 1140™ and approximately $500,000 to continue our Phase I SMaRT Replacement Therapy clinical trial.

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. Pursuant to the terms of a registration rights agreement, dated May 23, 2005, we filed a registration statement with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the stock purchase agreement and we agreed to file any required post-effective amendment to maintain the effectiveness of such registration statement. We currently need to file a post-effective amendment to the registration statement we previously filed covering the shares Fusion Capital may acquire from us. Until such time as the post-effective amendment to the registration statement has been filed and is declared effective, Fusion Capital is not obligated to purchase shares from us and while they have give us oral assurances that they will not terminate the stock purchase agreement, they may do so at any time.

On each trading day during the term of the stock purchase agreement and in which the registration statement and any required amendments thereto is effective, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. We have the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. The purchase price for the common stock to be sold to Fusion Capital pursuant to the stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. Since the inception of the stock purchase agreement and pursuant thereto, we have issued an aggregate 205,732 shares to Fusion Capital and received aggregate proceeds of approximately $200,000. Given the requirements to file a post-effective amendment and the fluctuation in our stock price, there can be no assurance that we will be able to sell any shares of our common stock to Fusion Capital pursuant to the stock purchase agreement.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $12,200,237 as of March 31, 2007. Cash used in operations for 2006 was $2,224,538. The first three months of 2007 was $410,533. By March 31, 2007, our principal source of liquidity was $749,733 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SMaRT Replacement Therapy™ technology to be used in later clinical studies. As of March 31, 2007, salary payments of $26,250 each to Jeffrey D. Hillman, our Chief Scientific Officer, and Robert T. Zahradnik, our President and Chief Executive Officer and 2005 and 2006 fees of $34,000 to the Board of Directors and Audit Committee have been deferred. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. There is no time period on the payment of the deferred amounts concerning our officers and directors. As of March 31, 2007, per our oral agreement with our former chief executive officer, we have deferred $23,000 in severance. As part of this oral agreement, we are currently paying $7,500 per month which is one half of the monthly amount due of $15,000 under the separation agreement. These payments are to be concluded in July of 2007. The deferrals of payments to our former chief executive officer, current officers and directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

Our capital requirements for 2007 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at March 31, 2007 is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy™ technology, conducting additional preclinical studies for our MU 1140™ antibiotic technology and LPT3-04™ weight loss agent, and developing strategic partners for Probiora3™ and LPT3-04™, we do not have sufficient capital resources to complete these projects. As we move into more advanced stages concerning our products and their testing our monthly budget and of cash usage rate is likely to increase accordingly. Our available working capital at March 31, 2007 is $468,697 which included $472,500 from proceeds from warrants being exercised is insufficient to enable us to continue to operate through the third quarter of 2007. While we believe additional capital may become available based upon the SBIR grant or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

Risks Associated with Our Company

We continue to require additional financing to operate through the remainder of the year

We do not have sufficient capital to sustain our operations beyond the third quarter of 2007 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

•	We will need to cease operations and be unable to pursue further development of our technologies;

•	We will be unable to pursue patenting our small molecule weight loss agent and development of our technologies and products;

•	We will have to lay-off our personnel;

•	We could be unable to continue to make public filings;

•	We will be de-listed from the American Stock Exchange; and

•	Our licenses for our SMaRT Replacement Therapy™ technology and MU 1140™ technology could be terminated which would significantly harm our business.

At March 31, 2007 and December 31, 2006, we had working capital of approximately $468,697 and $453,576, respectively. The independent registered public accounting firm’s report as of and for the year ended December 31, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $410,533 for the three months ended March 31, 2007 and have sustained operating cash flow deficit of $2,224,538 in 2006. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. Our limited revenues to date have not been related to the commercialization or licensing of our products and have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our SMaRT Replacement Therapy™, Probiora3™, MU 1140™, LPT3-04™ and other technologies we either license or own. No assurances can be given when this will occur or that we will ever be profitable.

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

We are required to maintain an effective registration statement in connection with the shares acquired by Fusion Capital pursuant to the stock purchase agreement. We currently need to file a post-effective amendment to the registration statement we previously filed covering the shares Fusion Capital may acquire from us. Until such time as the post-effective amendment to the registration statement is filed and declared effective, Fusion Capital is not obligated to purchase shares from us and while they have given us oral assurances that they will not terminate the stock purchase agreement, they may do so any time.

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

Only our SMaRT Replacement Therapy™ technology has been granted clearance to begin Phase 1 human clinical trials by the FDA. Clinical trials on our SMaRT Replacement Therapy™ are expected to take several years to fully complete. Our other drug technologies have not been cleared for testing in humans. Our drug technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our drug technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of our drug technologies. There is a possibility that our drug technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we are unable to resolve the FDA’s concerns, we will not be able to proceed further to obtain regulatory approval for that technology. If we fail to maintain regulatory clearance for our SMaRT Replacement Therapy™ or fail to obtain FDA clearance for our other drug technologies, we may have to cease operations.

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

Each of the technologies we are developing toward the goal of eventual commercialization will face various forms of competition from other products in the marketplace.

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

We are a small company with limited resources that will make it difficult for us to comply with the requirements of Section 404 in a timely fashion. If we are not able to comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities or delisted. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will be adhered to by December 31, 2007.

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

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us and by stockholders, including Fusion Capital, upon the exercise and subsequent sales of common stock acquired by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through March 2007 our stock price has fluctuated from $5.00 to $0.34 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 31, 2007, there were 23,192,443 shares of our common stock outstanding, with another 1,587,500 shares of common stock issuable upon exercise of warrants to investors, 1,255,000 shares issuable upon exercise of options issued and an additional 1,745,000 shares available for issuance under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. The shares of common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements were released as of June 30, 2006 and the escrow arrangement was concluded in accordance with its terms. Released shares may be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly.

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

Forward-Looking Statements

This 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-QSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-QSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

In January 2007, we issued 762,500 shares of common stock to warrant holders in connection with our December 2005 private financing. As of January 16, 2007 all the outstanding warrants associated with this early termination of warrants were exercised. Proceeds of $457,500 are included in the reported working capital as of March 31, 2007.

On March 8, 2007, we issued 25,000 shares of common stock to Canaccord Capital Corporation ITF Richard Lee Hendricks and/or Colleen Ostlund in connection with the exercise of their warrants at $0.60 per share.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2007.

ORAGENICS, INC.

BY:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Treasurer, Secretary, Interim Chief Financial Officer and Chief Executive Officer