Form 10QSB
period 2007-06-30
ORAGENICS INC
filed 2007-08-13
CIK 1174940

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of July 31, 2007, there were 23,202,443 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,469	$707,278
Prepaid expenses and other current assets	224,964	73,871

Total current assets	376,433	781,149

Property and equipment, net	692,780	824,698

Total assets	$1,069,213	$1,605,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$288,193	$195,573
Deferred compensation	86,500	132,000

Total current liabilities	374,693	327,573

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,202,443 and 22,404,943 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23,202	22,405
Additional paid-in-capital	13,467,945	12,914,950
Accumulated deficit	(12,796,627)	(11,659,081)

Total stockholders’ equity	694,520	1,278,274

Total liabilities and stockholders’ equity	$1,069,213	$1,605,847

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Revenue	$26,673	$—	$59,761	$—

Operating expenses:
Research and development	401,353	498,950	772,276	999,235
General and administration	221,612	302,881	439,425	667,727

Total operating expenses	622,965	801,831	1,211,701	1,666,962

Loss from operations	(596,292)	(801,831)	(1,151,940)	(1,666,962)

Other income (expense):
Interest income	4,567	5,332	14,393	12,691
Interest expense	—	(214)	—	(855)
Gain on sale of property and equipment	—	—	—	2,024

Total other income net	4,567	5,118	14,393	13,860

Net loss	$(591,725)	$(796,713)	$(1,137,547)	$(1,653,102)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.09)

Shares used to compute basic and diluted net loss per share	23,198,927	19,690,879	20,764,214	19,129,948

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2007	2006
Operating activities
Net loss	$(1,137,547)	$(1,653,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137,997	141,384
Gain on sale of property and equipment	—	(2,024)
Stock-based compensation expense resulting from fair value based method	99,036	200,118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(151,093)	(41,554)
Accounts payable and accrued expenses	92,620	(47,052)
Deferred compensation	(45,500)	72,000

Net cash used in operating activities	(1,004,487)	(1,330,230)

Investing activities
Purchases of property and equipment	(6,079)	(1,540)
Proceeds from sale of property and equipment	—	5,000

Net cash (used in) provided by investing activities	(6,079)	3,460

Financing activities
Net proceeds from issuance of common stock	454,757	1,250,666

Net cash provided by financing activities	454,757	1,250,666

Net decrease in cash and cash equivalents	(555,809)	(76,104)
Cash and cash equivalents at beginning of period	707,278	937,789

Cash and cash equivalents at end of period	$151,469	$861,685

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2007 and December 31, 2006 and for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 which is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2007. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believes its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

3. Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. Initial analyses indicate that the adoptions of this statement will not likely have a material effect on the Company’s future reported financial position or results of operations. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB including the section titled “Risk Factors”..

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

Although we recently closed on a $1,171,591 private placement that is described below, we are in need of substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. Since the fourth quarter 2005, we deferred partial payments to our Chief Executive Officer and President, Chief Scientific Officer, Board of Directors and Audit Committee members, and our former chief executive officer and president. As we move into more advanced stages concerning our products and their testing, our monthly expenses and use of cash are likely to increase accordingly. Our remaining capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Our remaining working capital at June 30, 2007 was $1,740 and together with the net proceeds from the August 7, 2007 financing described below, our funds are sufficient to enable us to continue to operate through the fourth quarter of 2007. While we believe additional capital may become available through grants or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy™ and MU 1140™ (Mutacin 1140) technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated which will substantially diminish the value of our company.

On April 25, 2007 we received notification from the American Stock Exchange (“AMEX”) that we were not in compliance with AMEX’s continued listing requirements because our shareholders’ equity is less than $2,000,000 and we have experienced losses from continuing operations and/or net losses in two of our most recent fiscal years. On May 1, 2007, we notified AMEX that as a result of the resignation of our independent director, Mr. George Hawes, from our Board of Directors, we were aware that we were no longer in compliance with certain of the AMEX’s continued listing standards for Small Business Issuers regarding having at least fifty percent of our Board comprised of independent directors and maintaining an audit committee of at least two independent directors. On May 3, 2007 we received a Warning Letter from AMEX regarding the aforementioned noncompliance. We submitted a plan on May 24, 2007 to AMEX for regaining compliance with all of the continued listing standards, which included a newly appointed director to the Company’s Board.

On June 15, 2007, Dr. Ronald P. Evens was appointed to the Company’s Board of Directors. Our Board of Directors currently consists of four members of which two are independent. On July 2, 2007, AMEX notified the Company that it had completed its review and determined that the Company’s compliance plan makes a reasonable demonstration of the Company’s ability to regain compliance with the continued listing standards by the end of the plan period, October 27, 2008 and is therefore continuing the Company’s listing pursuant to an extension.

On August 7, 2007, our Securities Purchase Agreement with accredited investors, including our new director, Dr. Ronald P. Evens, became binding and we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, Dr. Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each participating investor, including Dr. Evens, also received warrants to purchase shares of common stock at the price of $0.58 per share. One warrant was issued for each share of common stock issued for a total of up to 4,600,000 shares that may be acquired upon exercise of the warrants. The warrants become exercisable in six months and expire after one year from the date of issuance. The private placement offering and sale of the common stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Ace of 1933 as a transaction by the issuer not involving a public offering. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. While management is encouraged by the aforementioned financing, the proceeds are insufficient, alone, to regain final compliance with AMEX listing requirements. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

We hope to be in a position to develop the following technologies, each of which addresses potentially large market opportunities:

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy™ permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this study, closed the clinical sites, and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. Based on further suggestions by the FDA for protocol changes made on September 29, 2006, we filed a third re-submission in early February 2007. We received a clinical hold letter from the FDA on June 14, 2007, and met with the clinical hold oversight committee of the FDA on June 21, 2007, to discuss the status of our IND submission and the remaining clinical hold issues. The Company filed a fourth re-submission on July 6, 2007 as a Complete Response to Clinical Hold, which also covered the three remaining clinical hold issues. We do not anticipate instituting a second Phase I clinical study until such time as the FDA approves our protocol changes for the study. We remain committed to complete the human safety study of SMaRT Replacement Therapy™ in a manner that is satisfactory to the FDA. Should the FDA approve our re-submitted protocol, we estimate the cost in the second half of 2007 will be approximately $300,000 subject to available funding, with an additional $150,000 scheduled for the first quarter 2008, in order to complete the proposed clinical trial.

MU 1140™ (Mutacin 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. We developed a proprietary fermentation-based manufacturing process for MU

1140™ and are now refining the process so that sufficient quantities can be produced to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. In parallel, we are working with our proprietary DPOLT™ synthetic chemistry technology to develop a more cost effective method for producing sufficient quantities of MU1140™ to complete large scale animal toxicity studies and provide clinical trail material for the proposed human studies that are part of our IND application to the FDA. During the second quarter of 2006, we completed two significant preclinical studies and demonstrated that MU 1140™ is effective in an animal infection model against Staphylococcus aureus, and is also effective in the laboratory against a number of clinically important Gram-positive bacteria that include Enterococcus faecalis, Streptococcus pneumoniae, Clostridium difficile and Listeria monocytogenes. If we are able to secure adequate funding, we plan to continue to perform preclinical testing including more detailed animal safety and efficacy studies using MU 1140™.

Probiora3™ (Probiotics) are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of oral bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight. We believe that with an appropriate partner, we may achieve commercialization of our probiotic product (Probiora3™) in these markets in first half of 2008. Two sets of subjects completed our Probiora3™ human study, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3™ in reducing the levels of specific disease-causing bacteria in the mouths of young, healthy adult subjects. We are continuing our efforts to seek regional and international partners for market opportunities in the oral care and/or food and nutritional supplement industries to determine interest and deal structure preferences for the rights to the Probiora3™ technology.

IVIAT™ and CMAT™ are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and infectious diseases, as well as agricultural and other non-human uses. We filed for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research. On April 3, 2007 we were notified that the National Institute of Science and the National Cancer Institute has awarded a SBIR grant to support our research efforts to identify unique proteins that are expressed when normal, health bowel cells become cancerous. This six month NCI Phase I grant for approximately $100,000 started May 1, 2007 and will be completed October 31, 2007.

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

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology) is a solid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Lantibiotics, including our lead antibiotic, MU1140™, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Many strains of medically important bacteria have become increasingly resistant to currently marketed antibiotics. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material, in amounts adequate for preclinical testing. In July 2006, the Company was awarded a $100,000 SBIR (Small Business Innovation Research) grant from the National Science Foundation (NSF) to establish proof-of-principal for DPOLT™ and to eventually synthesize a number of novel lantibiotic analogs that may be effective in treating various infections, including ones caused by drug resistant bacteria. The SBIR grant funds have been fully utilized and the Company filed a Phase 2 SBIR grant application on July 31, 2007 with NSF for $500,000 to continue the development of this technology. There can be no assurance that the grant application will be approved and grant awarded to us. Longer term, we have identified approximately two dozen bioactive peptides that would represent candidates for analog synthesis by DPOLT™, for potentially improved stability or bioavailability. We filed a U.S. patent application in May 2006, covering the DPOLT™ technology.

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

SMaRT Replacement Therapy™

•	Initiate second Phase I clinical safety trial.

MU 1140™

•	Complete preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application (IND) submission.

•	Submit an investigational new drug application to the FDA.

DPOLT™

•	Pursue proof-of-principle by chemically synthesizing a selected lantibiotic.

•	Pursue scale-up with MU1140™ for use in late-stage preclinical studies and in clinical trials.

Probiora3™

•	Partner with one or more oral care or food and nutritional supplement manufacturers or distributors.

LPT3-04™

•	Initiate human safety and effectiveness study.

•	Pursue partner for further development and commercialization.

IVIAT™

•	Validate gene markers for Mycobacteriam tuberculosis.

CMAT™

•	Complete proof-of-principle by identifying novel biomarkers in colorectal cancer model.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. Initial analyses indicate that the adoption of this statement will not likely have a material effect on the Company’s future reported financial position or results of operations. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of June 30, 2007.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

We had $26,673 in revenues associated with an NIH/NCI CMAT™ grant in the three months ended June 30, 2007 compared with no revenues in the same period in 2006. Our second quarter operating expenses continue to decrease by 22.3% to $622,965 in the three months ended June 30, 2007 from $801,831 in the same period in 2006. Research and development (R&D) expenses decreased 19.5% to $401,353 in the three months ended June 30, 2007 from $498,950 in the same period in 2006, reflected mostly by our reduction in clinical trials expense approximately $99,195, the decreased use of outside consultants for research and development and contract manufacturing totaling approximately $17,349, and a decrease in stock option expense of approximately $27,275. Our R&D expenses that increased were mainly from salaries of approximately $26,653 and from an increase in rent, lab supplies, and equipment maintenance by approximately $7,043.

General and administration (G&A) expenses decreased 26.8% to $221,612 in the three months ended June 30, 2007 from $302,881 in the same period in 2006, reflecting the reduction in our staffing and the use of outside consultants approximately $41,299, the decrease in stock option expense of approximately $9,691, and the reduction of legal and accounting expenses and general office expense of approximately $14,106. In addition, our Board of Directors fees were reduced by approximately $16,350 since we granted stock options in lieu of Board fees as of September 2006.

Net interest income decreased 10.8% to $4,567 in the three months ended June 30, 2007 from $5,118 during the same period in 2006, reflecting the lower amount of cash available during this quarterly period in 2007. We had no interest expense in 2007 compared to an interest expense of $214 in the first three months of 2006 that was a carryover from a note payable that was repaid in December 2005.

We incurred net losses of $591,725 and $796,713 during the three months ended June 30, 2007 and 2006, respectively. The decrease in our net loss of $204,988 was principally caused by the reduction in expense for clinical trails, staffing and associated expenses totaling approximately $148,700, the reduction of stock option expenses due to forfeitures of approximately $36,966 and reductions in BOD fees of approximately $16,350. The only expenses that increased from the same quarter in 2006 were legal and patent, rent expense, and lab salaries and their associated expenses, approximately $42,360.

Six Months Ended June 30, 2007 and 2006

We had $59,761 in revenues associated with two grants, NSF SBIR and NIH/NCI, the six months ended June 30, 2007 compared with no revenues in the same period in 2006. Our operating expenses decreased 27.3% to $1,211,701 in the six months ended June 30, 2007 from $1,666,962 in the same period in 2006. Research and development expenses decreased 22.7% to $772,276 in the six months ended June 30, 2007 from $999,235 in the same period in 2006. The decrease was caused by the reduction in staffing and travel expenses ($18,583), the decreased use of outside consultants and contract manufacturing ($134,912), legal and patent expense ($17,240) and the decrease in stock option expense ($68,268). The decreases were offset by the small increase in lab expense, equipment maintenance and rent ($13,572).

General and administration expenses decreased by 34.2% to $439,425 in the six months ended June 30, 2007 from $667,727 in the same period in 2006. The decrease is reflected the reduction of staff and their associated expenses ($156,650), stock option expense ($32,814), the reduction of legal and accounting costs ($26,983), and the reduction of Board fees of approximately $27,707. The main expense that increased was the fee paid to an outside consultant for advisory service ($17,319).

Net interest income increased 3.8% to $14,393 in the six months ended June 30, 2007 from $13,860 during the same period in 2006. There was no interest expense in the first six months of 2007, as compared to $855 in the same period in 2006. Interest expense in 2006 related to financing of insurance premiums.

We incurred net losses of $1,137,547 and $1,653,102 during the six months ended June 30, 2007 and 2006. The decrease in our net loss of approximately $591,726 was principally caused by the decrease in personnel and the associated cost, decrease in clinical trial expense, legal, patent and accounting expenses, BOD fees, and in the decrease in stock option expenses. The main expense that increased was for lab and equipment maintenance expenses and rent.

Liquidity and Capital Resources

Our operating activities used cash of $1,004,487 for the six months ended June 30, 2007 and $1,330,230 for the six months ended June 30, 2006. Our working capital was $1,740 as of June 30, 2007. Cash used by operations in the six months ended June 30, 2007 resulted primarily from our net loss from operations of $1,137,547.

There was a decrease in cash ($6,079) provided by our investing activities for the six months ended June 30, 2007 for equipment compared to the sale of equipment ($3,460) in this same period of 2006. We do not anticipate any significant spending on additional property and equipment during the remainder of 2007.

Our financing activities for the six months ending June 30, 2007 provided net cash of $454,757 which consists of $478,500 in gross proceeds from the exercise of 797,500 warrant shares at $0.60 per share, partially offset by financing costs.

During the remainder of 2007, provided additional financing is obtained, we expect to spend approximately $900,000 to maintain normal research and development operations, approximately $150,000 to perform studies on LPT3-04™ and MU 1140™ and approximately $300,000 to continue our Phase I SMaRT Replacement Therapy clinical trial.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $12,796,627 as of June 30, 2007. Cash used in operations for the first six months of 2007 was $1,004,487. By June 30, 2007, our principal source of liquidity was $151,469 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SMaRT Replacement Therapy™ technology to be used in later clinical studies. As of June 30, 2007, salary payments of $26,250 each to Jeffrey D. Hillman, our Chief Scientific Officer, and Robert T. Zahradnik, our President and Chief Executive Officer and 2005 and 2006 fees of $34,000 to the Board of Directors and Audit Committee have been deferred. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. There is no time period on the payment of the deferred amounts concerning our officers and directors. As of June 30, 2007, per our oral agreement with our former chief executive officer, we have concluded all payments for his deferred severance salary of $180,000. The deferrals of payments to our current officers and directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

On August 7, 2007, our Securities Purchase Agreement with accredited investors, including our new director, Dr. Ronald P. Evens, became binding and we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, Dr. Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each participating investor, including Dr. Evens, also received warrants to purchase shares of common stock at the price of $0.58 per share. One warrant was issued for each share of common stock issued for a total of up to 4,600,000 shares that may be acquired upon exercise of the warrants. The warrants become exercisable in six months and expire after one year from the date of issuance. The private placement offering and sale of the common stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Ace of 1933 as a transaction by the issuer not involving a public offering. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. While management is encouraged by the aforementioned financing, the proceeds are insufficient, alone, to regain final compliance with AMEX listing requirements. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

Our capital requirements for the remainder of 2007 will depend on numerous factors, including the release from clinical hold for our SMaRT technology and the level of progress made with our MU1140™ preclinical studies, and the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at June 30, 2007 together with the net proceeds from the above referenced equity financing, is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy™ technology, conducting additional preclinical studies for our MU 1140™ antibiotic technology and LPT3-04™ weight loss agent, and developing strategic partners for Probiora3™ and LPT3-04™, we do not have sufficient capital resources to adequately pursue or complete these projects. To the extent we were to receive financing, as we move into more advanced stages concerning our products and their testing our monthly budget and of cash usage rate is likely to increase accordingly. Our available working capital at June 30, 2007 is $1,740, and together with the net proceeds from our August 7, 2007 financing described above, is sufficient to enable us to continue to operate through the fourth quarter of 2007. While we believe further additional capital may become available based upon the NSF SBIR and NIH/NCI grants and from exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

Risks Associated with Our Company

We continue to require additional financing to operate past the remainder of the year

We do not have sufficient capital to sustain our operations beyond the fourth quarter of 2007 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

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

At June 30, 2007 and December 31, 2006, we had working capital of approximately $1,740 and $453,576, respectively. The independent registered public accounting firm’s report as of and for the year ended December 31, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,004,487 for the six months ended June 30, 2007 and have sustained operating cash flow deficit of $2,224,538 in 2006.

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

The extent we are able to rely on our stock purchase agreement with Fusion Capital as a source of funding will depend on a number of factors, conditions and limitations beyond our control including, the prevailing market price of our common stock. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our stock price has traded below $0.75 for the majority of second quarter. If financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell products resulting from the development of our technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $9.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

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

It is possible that our SMaRT Replacement Therapy™ technology will be less effective in humans than it has been shown to be in animals. It is possible our MU 1140™ (Mutacin 1140) technology will be shown to be ineffective or harmful in humans. If any of these technologies are shown to be ineffective or harmful in humans, we will be unable to generate revenues from them, and we may have to cease operations.

To date the testing of our SMaRT Replacement Therapy™ technology has been undertaken solely in animals and a limited number of humans. Studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy™ technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of the antibiotic substance, Mutacin 1140 (MU 1140™) has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

It is possible we will be unable to find a method to produce Mutacin 1140 in large-scale commercial quantities. If we cannot, we will be unable to generate revenues from product sales, and we may have to cease operations.

Our antibiotic technology, Mutacin 1140, is a substance produced by our genetically altered strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a fermentation-based methodology for manufacturing Mutacin 1140 in quantities sufficient to undertake the preclinical studies necessary to prepare an Investigational New Drug (IND) application to the FDA. We believe we may be able to optimize this methodology to allow large-scale commercial production of the antibiotic. However, this methodology may not be feasible for cost effective, large-scale manufacture of the Mutacin 1140 antibiotic. We are also attempting to develop our proprietary DPOLT™ synthetic chemistry technology in order to evaluate the possibility of making large-scale batches of MU1140™ using this process. However, if we are not able to optimize either of these methodologies, we will be unable to generate revenues from this technology and we may have to cease operations.

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

On April 25, 2007 we received notification from the American Stock Exchange (“AMEX”) that we were not in compliance with AMEX’s continued listing requirements because our shareholders’ equity is less than $2,000,000 and we have experienced losses from continuing operations and/or net losses in two of our most recent fiscal years. On May 1, 2007, we notified AMEX that as a result of the resignation of our independent director, Mr. George Hawes, from our Board of Directors, we were aware that we were no longer in compliance with certain of the AMEX’s continued listing standards for Small Business Issuers regarding having at least fifty percent of its Board be comprised of independent directors and maintaining an audit committee of at least two independent directors. On May 3, 2007 we received a Warning Letter from AMEX regarding the aforementioned noncompliance. We submitted a plan on May 24, 2007 to AMEX for regaining compliance with all of the continued listing standards, which included a newly appointed director to the Company’s Board.

On June 15, 2007, Dr. Ron Evens was appointed to the Company’s Board of Directors. Our Board of Directors currently consists of four members of which two are independent. On July 2, 2007, AMEX notified the Company that it had completed its review and has determined that the Company’s compliance plan makes a reasonable demonstration of the Company’s ability to regain compliance with the continued listing standards by the end of the plan period, October 27, 2008 and is therefore continuing the Company’s listing pursuant to an extension. The proceeds from our recent August 7, 2007 financing are insufficient, alone, to regain final compliance with AMEX listing requirement. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

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

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through June 2007 our stock price has fluctuated from $5.00 to $0.32 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of June 30, 2007, there were 23,202,443 shares of our common stock outstanding, with another 1,577,500 shares of common stock issuable upon exercise of warrants to investors, 1,560,000 shares issuable upon exercise of options issued and an additional 1,440,000 shares available for issuance under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. The shares of common stock held in escrow pursuant to Canadian law and underwriter requirements in connection with our initial public offering pursuant to escrow agreements were released as of June 30, 2006 and the escrow arrangement was concluded in accordance with its terms. Released shares may be resold into the market under Rule 144. This could cause the market price of our common stock to drop significantly.

Forward-Looking Statements

This 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our anticipated needs for working capital, (b) our future financing plans, (c) our strategies, (d) our projected sales and profitability, and (e) anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-QSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-QSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Changes in Internal Controls

We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As previously announced, Ms. Dotti Delfino assumed the position of Chief Financial Officer during the quarter replacing Dr. Zahradnik, who held the office on an interim basis.

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

On May 2, 2007, we issued 10,000 shares of common stock to Canaccord Capital Corporation ITF Richard Lee Hendricks and/or Colleen Ostlund in connection with the exercise of their warrant at $0.60 per share.

On May 10, 2007, we entered into an advisory agreement with Objective Equity, LLC and in connection therewith agreed to issue 200,000 shares of common stock to Objective Equity, LLC for advisory services. The closing price of our common stock on that day was $0.59.

The issuance of the shares of common stock and warrants were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held on May 23, 2007 our stockholders:

(a) Elected each of the following three nominees as directors, each to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

NOMINEE	FOR	WITHHELD
Jeffrey D. Hillman	9,225,975	3,376,790
Robert T. Zahradnik	12,525,312	77,453
David J. Gury	12,391,832	210,933

Mr. George Hawes resigned as a director on May 1, 2007. On June 15, 2007, Dr. Ronald P. Evens was appointed to the Company’s Board of Directors.

ITEM 5. OTHER INFORMATION.

On August 7, 2007, our Securities Purchase Agreement with accredited investors, including our new director, Dr. Ronald P. Evens, became binding and we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, Dr. Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each participating investor, including Dr. Evens, also received warrants to purchase shares of common stock at the price of $0.58 per share. One warrant was issued for each share of common stock issued for a total of up to 4,600,000 shares that may be acquired upon exercise of the warrants. The warrants become exercisable in six months and expire after one year from the date of issuance. The private placement offering and sale of the common stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Ace of 1933 as a transaction by the issuer not involving a public offering. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. While management is encouraged by the aforementioned financing, the proceeds are insufficient, alone, to regain final compliance with AMEX listing requirements. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

In connection with the Securities Purchase Agreement we also entered into a Registration Rights Agreement with each of the accredited investors. The Registration Rights Agreement requires that we file a registration statement covering the resale of the shares of the common stock issued and the shares able to be acquired upon exercise of the warrants.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
4.1	Securities Purchase Agreement and Form of Warrant Agreement, dated August 7, 2007 among the purchasers and Oragenics, Inc.					X

4.2	Registration Rights Agreement dated August 7, 2007 among the purchasers and Oragenics, Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

99.1	Press Release pertaining to Oragenics Completing $1.17 Million Financing Activity.					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2007.

ORAGENICS, INC.

BY:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Treasurer, and Chief Executive Officer