Form 10QSB
period 2007-09-30
ORAGENICS INC
filed 2007-11-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

As of October 31, 2007, there were 28,002,443 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$935,675	$707,278
Prepaid expenses and other current assets	170,884	73,871

Total current assets	1,106,559	781,149

Property and equipment, net	628,031	824,698

Total assets	$1,734,590	$1,605,847

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$161,100	$195,573
Deferred compensation	86,500	132,000

Total current liabilities	247,600	327,573

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,002,443 and 22,404,943 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	28,002	22,405
Additional paid-in-capital	14,742,949	12,914,950
Accumulated deficit	(13,283,961)	(11,659,081)

Total stockholders’ equity	1,486,990	1,278,274

Total liabilities and stockholders’ equity	$1,734,590	$1,605,847

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Revenue	$46,584	$66,176	$106,345	$66,176

Operating expenses:
Research and development	337,021	414,712	1,109,297	1,413,947
General and administration	205,300	219,420	644,725	887,147

Total operating expenses	542,321	634,132	1,754,022	2,301,094

Loss from operations	(495,737)	(567,956)	(1,647,677)	(2,234,918)

Other income (expense):
Interest income	8,403	8,796	22,795	21,487
Interest expense	—	—	—	(855)
Gain on sale of property and equipment	—	—	—	2,024

Total other income net	8,403	8,796	22,795	22,656

Net loss	$(487,334)	$(559,160)	$(1,624,880)	$(2,212,262)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Shares used to compute basic and diluted net loss per share	25,976,356	20,886,306	24,111,436	19,983,576

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2007	2006
Operating activities
Net loss	$(1,624,880)	$(2,212,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,528	210,899
Gain on sale of property and equipment	—	(2,024)
Stock-based compensation expense resulting from fair value based method	134,606	298,198
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(97,013)	(2,639)
Accounts payable and accrued expenses	(34,473)	(106,010)
Deferred compensation	(45,500)	56,500

Net cash used in operating activities	(1,460,732)	(1,757,338)
Investing activities
Purchases of property and equipment	(9,861)	(2,897)
Proceeds from sale of property and equipment	—	5,000

Net cash (used in) provided by investing activities	(9,861)	2,103
Financing activities
Net proceeds from issuance of common stock	1,698,990	1,287,465

Net cash provided by financing activities	1,698,990	1,287,465

Net decrease in cash and cash equivalents	228,397	(467,770)
Cash and cash equivalents at beginning of period	707,278	937,789

Cash and cash equivalents at end of period	$935,675	$470,019

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1.	Organization and Significant Accounting Policies

Oragenics, Inc. (the Company) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is dedicated to developing technologies associated with oral health, broad spectrum antibiotics and general health benefits.

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2007 and December 31, 2006 and for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 which are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2007. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believes its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

3.	Income Taxes

In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB including the section titled “Risk Factors”.

We are an early-stage biotechnology company aimed at adding value to novel technologies and products sourced from innovative research at the University of Florida and other academic centers, as well as discovered internally and acquired by us. Our strategy is to in-license, internally discover or acquire and develop products through human proof-of-concept studies (Phase II clinical trials of the U.S. Food and Drug Administration’s (FDA) regulatory process) prior to partnering with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. Since inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. To date, all of our revenues have been from a sponsored research agreement and SBIR grants. We have not generated revenues from sales of products.

Although we recently closed on a $1,171,591 private placement that is described below, we are in need of substantial additional funds in order to continue the development of our technologies. We are continuing to seek additional funding. Other than our commitment with Fusion Capital which we are currently not able to access due to our stock price, we currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. As we move into more advanced stages concerning our products and their testing, our monthly expenses and use of cash are likely to increase accordingly. Our remaining capital resources are expected to be utilized to sustain operations while we continue to explore opportunities to raise additional capital. Our remaining working capital at September 30, 2007 was $858,959 which includes net proceeds from the August 7, 2007 financing described below, and we believe is sufficient to enable us to continue to operate through the fourth quarter of 2007. While we believe additional capital may become available through competitive government grants we have applied for or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy™ and MU 1140™ (Mutacin 1140) technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated which will substantially diminish the value of our company.

On April 25, 2007 we received notification from the American Stock Exchange (“AMEX”) that we were not in compliance with AMEX’s continued listing requirements because our shareholders’ equity is less than $2,000,000 and we have experienced losses from continuing operations and/or net losses in two of our most recent fiscal years. We submitted a plan on May 24, 2007 to AMEX for regaining compliance with all of the continued listing standards. On July 2, 2007, AMEX notified the Company that it had completed its review and determined that the Company’s compliance plan makes a reasonable demonstration of the Company’s ability to regain compliance with the continued listing standards by the end of the plan period, October 27, 2008 and is therefore continuing the Company’s listing pursuant to an extension.

On August 7, 2007, our Securities Purchase Agreement with accredited investors, including our new director, Dr. Ronald P. Evens, became binding and we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, Dr. Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each participating investor, including Dr. Evens, also received warrants to purchase shares of common stock at the price of $0.58 per share. One warrant was issued for each share of common stock issued for a total of up to 4,600,000 shares that may be acquired upon exercise of the warrants. The warrants become exercisable in February, 2008 and expire after one year from the date of issuance. The private placement offering and sale of the common stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Ace of 1933 as a transaction by the issuer not involving a public offering. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. While management is encouraged by the aforementioned financing, the proceeds are insufficient, alone, to regain final compliance with AMEX listing requirements. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

We hope to be in a position to develop the following technologies, each of which addresses potentially large market opportunities:

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, Streptococcus mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy™ permanently replaces resident acid producing Streptococcus mutans with a patented genetically engineered strain of Streptococcus mutans that does not produce lactic acid. Applied topically to tooth surfaces with a swab, the therapy requires only one application. We commenced our initial Phase I clinical trials in May 2005 and would expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase III clinical trials. To facilitate further patient recruitment in our Phase I clinical trial, we opened an additional clinical site in June 2005, however, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we concluded this Phase I study, closed the clinical sites, and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. Based on further suggestions by the FDA for protocol changes made on September 29, 2006, we filed a third re-submission in early February 2007. We received a clinical hold letter from the FDA on June 14, 2007, and met with the clinical hold oversight committee of the FDA on June 21, 2007, to discuss the status of our IND submission and the remaining clinical hold issues. The Company filed a fourth re-submission on July 6, 2007 as a Complete Response to Clinical Hold, which also covered the remaining clinical hold issues. Oragenics was notified by the FDA on August 9, 2007, that it’s IND submission remains on clinical hold. The Company filed a fifth resubmission on September 27, 2007 that addressed the two remaining clinical hold issues. We received notice from the FDA on October 31, 2007 that the clinical hold had been lifted and that we have the go-ahead to conduct a second human safety trial with our SMaRT Replacement Therapy™ for preventing tooth decay. We estimate the cost in the first half of 2008 will be approximately $400,000 subject to available funding, in order to complete the proposed Phase I clinical trial in 2008. We are currently seeking a licensing partner for the SMaRT Replacement Therapy™ technology that has the resources to complete advanced clinical development and commercialization. Positive results from the Phase I safety trial in 2008 should help us in any out-licensing discussions.

MU 1140™ (Mutacin 1140) is a highly potent bactericidal peptide that is produced by our strain of Streptococcus mutans. We developed a proprietary fermentation-based manufacturing process for MU 1140™ and are seeking to refine the process so that sufficient quantities can be produced to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. In parallel, we are working with our proprietary DPOLT™ synthetic chemistry technology to develop a more cost effective method for producing sufficient quantities of MU1140™ to complete large scale animal toxicity studies and provide clinical trail material for the proposed human studies that are part of our IND application to the FDA. During the second quarter of 2006, we completed two significant preclinical studies and demonstrated that MU 1140™ is effective in an animal infection model against Staphylococcus aureus, and is also effective in the laboratory against a number of clinically important Gram-positive bacteria that include Enterococcus faecalis, Streptococcus pneumoniae, Clostridium difficile and Listeria monocytogenes. In the third quarter of 2007, two additional preclinical studies were completed. These studies demonstrated that MU1140™ is effective in a second animal infection model against Staphylococcus auras, and is also effective in the laboratory against pathogenic bacteria that are resistant to a variety of antibiotics, including all vancomycin-resistant strains of enterococci and Staphylococcus aureus. If we are able to secure adequate funding, we plan to continue to perform preclinical testing including more detailed animal safety and efficacy studies using MU 1140™.

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology) is a solid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Lantibiotics, including our lead antibiotic, MU1140™, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Many strains of medically important bacteria have become increasingly resistant to currently marketed antibiotics. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material, in amounts adequate for preclinical testing. In July 2006, the Company was awarded a $100,000 SBIR (Small Business Innovation Research) grant from the National Science Foundation (NSF) to establish proof-of-principal for DPOLT™ and to eventually synthesize a number of novel lantibiotic analogs that may be effective in treating various infections, including ones caused by drug resistant bacteria. The SBIR grant funds have been fully utilized and the Company filed a Phase 2 SBIR grant application on July 31, 2007 with NSF for $500,000 to continue the development of this technology. There can be no assurance that the grant application will be approved and a grant awarded to us. We filed a U.S. patent application in May 2006, covering the DPOLT™ technology.

Probiora3™ (Probiotics) are live microorganisms that confer health benefits to the host when administered in adequate amounts; the use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. We have identified three natural strains of oral bacteria that provide significant protection against the causative organisms of periodontal disease and dental caries. Probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight. We believe that with an appropriate partner, we could achieve commercialization of our probiotic product (Probiora3™) in these markets in the first half of 2008. Two sets of subjects completed our Probiora3™ human study, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3™ in reducing the levels of specific disease-causing bacteria in the mouths of young, healthy adult subjects. We are continuing our efforts to seek regional and international partners for market opportunities in the oral care and/or food and nutritional supplement industries for the rights to the Probiora3™ technology.

IVIAT™ and CMAT™ are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates for future out-licensing to corporate partners, particularly in the area of cancer and infectious diseases, as well as agricultural and other non-human uses. We filed for funding under SBIR grants with the National Institutes of Health and, if such funding becomes available, we will pursue additional research. On April 3, 2007 we were notified that the National Institute of Health and the National Cancer Institute has awarded a SBIR grant to support our research efforts to identify unique proteins that are expressed when normal, health bowel cells become cancerous. This six month NCI Phase I grant for approximately $100,000 started May 1, 2007 and will be completed October 31, 2007.

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

SMaRT Replacement Therapy™

•	Initiate second Phase I clinical safety trial.

MU 1140™

•	Complete additional preclinical studies, including animal toxicity and efficacy, required for an investigational new drug application (IND) submission.

•	Submit an investigational new drug application to the FDA.

DPOLT™

•	Pursue proof-of-principle by chemically synthesizing a selected lantibiotic.

•	Pursue scale-up with MU1140™ for use in late-stage preclinical studies and in clinical trials.

Probiora3™

•	Partner with one or more oral care or food and nutritional supplement manufacturers or distributors.

LPT3-04™

•	Initiate human safety and effectiveness study.

•	Pursue partner for further development and commercialization.

IVIAT™

•	Validate gene markers for Mycobacteriam tuberculosis for diagnostic applications.

CMAT™

•	Complete proof-of-principle by identifying novel biomarkers in colorectal cancer model.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of September 30, 2007.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

We had $46,584 in revenues associated with an NIH/NCI CMAT™ grant in the three months ended September 30, 2007 compared with no revenues in the same period in 2006. Our third quarter operating expenses continue to decrease by 14.5% to $542,321 in the three months ended September 30, 2007 from $634,132 in the same period in 2006. Research and development (R&D) expenses decreased 18.7% to $337,021 in the three months ended September 30, 2007 from $414,712 in the same period in 2006, reflected mostly by our reduction in outside consultants, a decrease in stock option expense, and a reduction in laboratory expenses. The R&D salary expense was the only item that had a slight increase compared to the third quarter in 2006.

General and administration (G&A) expenses decreased 6.4% to $205,300 in the three months ended September 30, 2007 from $219,420 in the same period in 2006, reflecting the reduction in our staffing, investor relation expenses, and the decrease in stock option expense. Our legal and accounting expenses increased due to our private financing activities.

Net interest income decreased 4.5% to $8,403 in the three months ended September 30, 2007 from $8,796 during the same period in 2006, reflecting the lower amount of cash available during this quarterly period in 2007.

We incurred net losses of $487,334 and $559,160 during the three months ended September 30, 2007 and 2006, respectively. The decrease in our net loss of $71,826 was principally caused by the reduction in stock option expense and staffing and associated expenses. The only expenses that increased from the same quarter in 2006 were legal and patent, rent expense, and expenses for our outside advisory consultant.

Nine Months Ended September 30, 2007 and 2006

We had $106,345 in revenues associated with two grants, NSF SBIR and NIH/NCI SBIR, during the nine months ended September 30, 2007 compared with $66,176 revenues from the NSF SBIR grant in the same period in 2006. Our operating expenses decreased 23.8% to $1,754,022 in the nine months ended September 30, 2007 from $2,301,094 in the same period in 2006. Research and development expenses decreased 21.5% to $1,109,297 in the nine months ended September 30, 2007 from $1,413,947 in the same period in 2006. The decrease was caused by the reduction in outside consultants, clinical trials, stock option expense and lab staffing and expenses.

General and administration expenses decreased by 27.3% to $644,725 in the nine months ended September 30, 2007 from $887,147 in the same period in 2006. The decrease reflects the reduction of staff and their associated expenses, stock option expense, and the reduction of Board fees and office expense. The main expense that increased was the fee paid to an outside consultant for advisory service.

Net interest income increased 10% to $22,795 in the nine months ended September 30, 2007 from $20,632 during the same period in 2006. There was no interest expense in the first nine months of 2007.

We incurred net losses of $1,624,880 and $2,212,262 during the nine months ended September 30, 2007 and 2006. The decrease in our net loss of approximately $587,382 was principally caused by the decrease in personnel and the associated cost, decrease in clinical trial expense, BOD fees, and in the decrease in stock option expenses. The main expense that increased was for outside advisory fees and rent.

Liquidity and Capital Resources

Our operating activities used cash of $1,460,732 for the nine months ended September 30, 2007 and $1,757,338 for the nine months ended September 30, 2006. Our working capital was $858,959 as of September 30, 2007. Cash used by operations in the nine months ended September 30, 2007 resulted primarily from our net loss from operations of $1,624,880.

There was a decrease in cash provided by our investing activities for the nine months ended September 30, 2007 due to the purchase of equipment in 2007 compared to the sale of equipment in this same period of 2006. We do not anticipate any significant spending on additional property and equipment during the remainder of 2007.

Our financing activities for the nine months ending September 30, 2007 provided net cash of $1,698,990 which included $1,171,591 in gross proceeds from the private placement of 4,600,000 shares in August 2007.

During the remainder of 2007, provided additional financing is obtained, we expect to spend approximately $500,000 to maintain normal research and development operations.

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. Pursuant to the terms of a registration rights agreement, dated May 23, 2005, we filed a registration statement with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the stock purchase agreement and we agreed to file any required post-effective amendments to maintain the effectiveness of such registration statement. On each trading day during the term of the stock purchase agreement and in which the registration statement and any required amendments thereto is effective, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. We have the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price currently trades below $0.75 and has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. We are required to maintain an effective registration statement for the sale of the shares acquired by Fusion Capital.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $13,283,961 as of September 30, 2007. Cash used in operations for the first nine months of 2007 was $1,460,732. By September 30, 2007, our principal source of liquidity was $935,675 of cash and cash equivalents. These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SMaRT Replacement Therapy™ technology to be used in later clinical studies. As of September 30, 2007, salary payments of $26,250 each to Jeffrey D. Hillman, our Chief Scientific Officer, and Robert T. Zahradnik, our President and Chief Executive Officer and 2005 and 2006 fees of $34,000 to the Board of Directors and Audit Committee have been deferred. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made. There is no time period on the payment of the deferred amounts concerning our officers and directors. The deferrals of payments to our current officers and directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

On August 7, 2007, our Securities Purchase Agreement with accredited investors, including our new director, Dr. Ronald P. Evens, became binding and we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, Dr. Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each participating investor, including Dr. Evens, also received warrants to purchase shares of common stock at the price of $0.58 per share. One warrant was issued for each share of common stock issued for a total of up to 4,600,000 shares that may be acquired upon exercise of the warrants. The warrants will become exercisable on February 8, 2008 and expire August 8, 2008. The private placement offering and sale of the common stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes. While management is encouraged by the aforementioned financing, the proceeds are insufficient, alone, to regain final compliance with AMEX listing requirements. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

Our capital requirements for the remainder of 2007 will depend on numerous factors, including the October 31, 2007 release from clinical hold for our SMaRT Replacement Therapy™ technology and the level of progress made with our MU1140™ preclinical studies, and the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. Our working capital at September 30, 2007 including the net proceeds from the above referenced equity financing, is not adequate to meet our business objectives as presently structured. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We recognize that we must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs.

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

To date, we have not obtained financing sufficient to fully support our plans going forward. Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending. While we continue to focus on completing the Phase I clinical trial for our SMaRT Replacement Therapy™ technology, conducting additional preclinical studies for our MU 1140™ antibiotic technology and LPT3-04™ weight loss agent, and developing strategic partners for Probiora3™ and LPT3-04™, we do not have sufficient capital resources to adequately pursue or complete these projects. To the extent we were to receive financing, as we move into more advanced stages concerning our products and their testing our monthly budget for the use of our cash is likely to increase accordingly. Our available working capital at September 30, 2007 is $858,959, including the net proceeds from our August 7, 2007 financing described above, we believe is sufficient to enable us to continue to operate through the fourth quarter of 2007. While we believe further additional capital may become available based upon the NSF SBIR and NIH/NCI SBIR grants and from exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. Thereafter, without sufficient capital to fund our operations, we will be unable to continue as a going concern and will have to cease operations.

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

At September 30, 2007 and December 31, 2006, we had working capital of approximately $858,959 and $453,576, respectively. The independent registered public accounting firm’s report as of and for the year ended December 31, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,460,732 for the nine months ended September 30, 2007 and have sustained operating cash flow deficit of $2,224,538 in 2006.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. Our limited revenues to date have not been related to the commercialization or licensing of our products and have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our SMaRT Replacement Therapy™, Probiora3™, MU 1140™, LPT3-04™ and other technologies we own. No assurances can be given when this will occur or that we will ever be profitable.

Our ability to obtain additional financing from Fusion Capital is subject to certain conditions and limitations which could cause us to be unable to obtain such additional financing.

The extent we are able to rely on our stock purchase agreement with Fusion Capital as a source of funding will depend on a number of factors, conditions and limitations beyond our control including, the prevailing market price of our common stock. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our stock price has traded below $0.75 for the third quarter. If financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell products resulting from the development of our technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $9.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

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

Our SMaRT Replacement Therapy™ technology has been granted clearance to begin a second Phase 1 human clinical trial by the FDA. All phases of the clinical trials on our SMaRT Replacement Therapy™ are expected to take several years to fully complete. Our other drug technologies have not been cleared for testing in humans. Our drug technologies have not been cleared for marketing by the FDA or foreign regulatory authorities and they will not be able to be commercially distributed in the United States or any international markets until such clearances are obtained. Before regulatory approvals can be obtained, our drug technologies will be subject to extensive preclinical and clinical testing. These processes are lengthy and expensive. We cannot assure that such trials will demonstrate the safety or effectiveness of our drug technologies. There is a possibility that our drug technologies may be found to be unsafe or ineffective or otherwise fail to satisfy regulatory requirements. If we fail to maintain regulatory clearance for our SMaRT Replacement Therapy™ or fail to obtain FDA clearance for our other drug technologies, we may have to cease operations.

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

To date the testing of our SMaRT Replacement Therapy™ technology has been undertaken solely in animals and a few number of humans. Studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy™ technology is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this technology. To date the testing of the antibiotic substance, Mutacin 1140 (MU 1140™) has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies of Mutacin 1140. It is possible that when these studies are conducted, they will show that Mutacin 1140 is ineffective or harmful. If Mutacin 1140 is shown to be ineffective or harmful, we will be unable to commercialize it and generate revenues from sales of Mutacin 1140. If we are unable to generate revenues from our technologies, we may have to cease operations.

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

We intend to consider sublicensing our technologies to strategic partners prior to commercialization. If we do so, our sub-licensees will pay the costs of any remaining clinical trials, and manufacturing and marketing of our technologies. If we are unable to sublicense our technologies, we will have to pay for the costs of Phase II and III trials and new drug applications to the FDA ourselves, which we are currently unable to do. We would also have to set up our own manufacturing facilities and find our own distribution channels, which we also do not have the financial resources to do. These requirements would greatly increase our future capital needs and we cannot be assured we would be able to obtain the necessary financing. If we cannot obtain financing, we may have to cease operations.

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

On September 15, 2007, Dr. Ron Evens was appointed to the Company’s Board of Directors. Our Board of Directors currently consists of four members of which two are independent. On July 2, 2007, AMEX notified the Company that it had completed its review and has determined that the Company’s compliance plan makes a reasonable demonstration of the Company’s ability to regain compliance with the continued listing standards by the end of the plan period, October 27, 2008 and is therefore continuing the Company’s listing pursuant to an extension. The proceeds from our recent August 7, 2007 financing are insufficient, alone, to regain final compliance with AMEX listing requirement. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

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

We have entered into a stock purchase agreement with Fusion Capital to sell up to $9.0 million of our common stock to them. However, Fusion Capital neither has the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital will fluctuate based on the price of our common stock. All shares acquired by Fusion Capital and resold pursuant to an effective registration statement covering such shares, will be freely tradable. Fusion Capital may sell none, some, or all of the shares of common stock purchased from us at any time. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. If our stock price continues to trade below $0.75 we will not be able to sell any shares of our common stock to Fusion Capital in which case our ability to acquire needed capital will be adversely affected and our business could be harmed.

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

Although our common stock began trading on the American Stock Exchange under the symbol “ONI” on May 20, 2004, the trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

•	quarter-to-quarter variations in our operating results and available cash resources;

•	the results of testing, technological innovations, or new commercial products by us or our competitors;

•	governmental regulations, rules, orders and actions with respect to our technologies;

•	general conditions in the healthcare, dentistry, or biotechnology industries;

•	comments and/or earnings estimates by securities analysts;

•	developments concerning patents or other intellectual property rights, including license agreements;

•	litigation or public concern about the safety of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of additional shares of our common stock by others;

•	potential litigation;

•	adverse announcements by our competitors; and

•	the additional sale of common stock by us in capital raising transactions.

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through October 2007 our stock price has fluctuated from $5.00 to $0.24 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

Future sales of our common stock could cause our stock price to decline significantly.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of October 31, 2007, there were 28,002,443 shares of our common stock outstanding, with another 6,177,500 shares of common stock issuable upon exercise of warrants to investors, 1,345,000 shares issuable upon exercise of options issued and an additional 1,655,000 shares available for issuance under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. We have issued a significant number of shares in connection with private placements that are available for resale pursuant to registration statements we have filed covering the resale of such shares as well as shares issuable upon exercise of warrants also issued with respect to such private placements. The selling shareholders named in these registration statements may resell the shares they own and the shares they acquire upon exercise of the warrants. Most recently, we issued 4,600,000 shares of our common stock with warrants to acquire an additional 4,600,000 shares of our common stock in a private placement. We were obligated to file a registration covering the resale of such shares. We filed such registration statement and it was declared effective by the SEC on September 26, 2007. The sale of shares by selling shareholders pursuant to such registration statement and other registration statements we have filed for selling shareholders to resell the shares of our common stock they acquired from us in private transactions, could cause our stock price to decline significantly.

Forward-Looking Statements

This 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our anticipated needs for and availability of working capital, (b) our future financing plans, (c) our strategies, and anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-QSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-QSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Changes in Internal Controls

We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As previously announced, Ms. Dotti Delfino assumed the position of Chief Financial Officer during the second quarter replacing Dr. Zahradnik, who held the office on an interim basis.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On August 7, 2007, our Securities Purchase Agreement with accredited investors, including our new director, Dr. Ronald P. Evens, became binding and we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.25 per share, except, per AMEX requirement, Dr. Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each participating investor, including Dr. Evens, also received warrants to purchase shares of common stock at the price of $0.58 per share. One warrant was issued for each share of common stock issued for a total of 4,600,000 shares that may be acquired upon exercise of the warrants. The warrants become excisable in six months and expire after one year from the date of issuance.

The issuance of the shares of common stock and warrants were made pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
4.1	Securities Purchase Agreement and Form of Warrant Agreement, dated August 7, 2007 among the purchasers and Oragenics, Inc.	10-QSB	001-32188	4.1	8/13/07

4.2	Registration Rights Agreement dated August 7, 2007 among the purchasers and Oragenics, Inc.	10-QSB	001-32188	4.2	8/13/07

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2007.

ORAGENICS, INC.

BY:	/s/ Robert T. Zahradnik
Robert T. Zahradnik, President, Treasurer, and Chief Executive Officer