Form 10-Q
period 2008-03-31
ORAGENICS INC
filed 2008-05-07
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 001-32188

ORAGENICS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3410522
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13700 Progress Boulevard

Alachua, Florida 32615

(Address of principal executive offices)

(386) 418-4018

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 1, 2008, there were 32,538,807 shares of Common Stock, $.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,966,877	$475,508
Prepaid expenses and other current assets	127,148	116,520

Total current assets	2,094,025	592,028

Property and equipment, net	459,308	559,349

Total assets	$2,553,333	$1,151,377

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$337,843	$244,994
Deferred compensation	60,250	86,500

Total current liabilities	398,093	331,494

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,538,807 and 28,002,443 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	32,538	28,002
Additional paid-in-capital	16,885,131	14,762,674
Accumulated deficit	(14,762,429)	(13,970,793)

Total stockholders’ equity	2,155,240	819,883

Total liabilities and stockholders’ equity	$2,553,333	$1,151,377

The accompanying notes are an integral part of these condensed financial statements.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31
	2008	2007
Revenue	$125,000	$33,088

Operating expenses:
Research and development	478,373	366,258
General and administration	447,722	217,812

Total operating expenses	926,095	584,070

Loss from operations	(801,095)	(550,982)

Other income:
Interest income	4,599	9,826
Gain on sale of property and equipment	4,860	—

Total other income	9,459	9,826

Net loss	$(791,636)	$(541,156)

Basic and diluted net loss per share	$(0.03)	$(0.03)

Shares used to compute basic and diluted net loss per share	29,833,302	23,127,721

The accompanying notes are an integral part of these condensed financial statements.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2008	2007
Operating activities
Net loss	$(791,636)	$(514,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,649	69,206
Stock-based compensation expense resulting from fair value based method	130,993	34,083
Gain on sale of property and equipment	(4,860)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,374)	(7,523)
Accounts payable and accrued expenses	92,849	57,357
Deferred compensation	(26,250)	(22,500)

Net cash used in operating activities	(531,881)	(410,533)

Investing activities
Purchases of property and equipment	—	(6,079)
Proceeds from sale of property and equipment	27,250	—

Net cash provided by (used in) investing activities	27,250	(6,079)

Financing activities
Net proceeds from issuance of common stock	1,996,000	459,067

Net cash provided by financing activities	1,996,000	459,067

Net increase (decrease) in cash and cash equivalents	1,491,369	42,455
Cash and cash equivalents at beginning of period	475,508	707,278

Cash and cash equivalents at end of period	$1,966,877	$749,733

The accompanying notes are an integral part of these condensed financial statements..

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 which is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 18, 2008. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believes its working capital will be insufficient to meet the business objectives as presently structured and without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of March 31, 2008.

4.	Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-Q.

We are a developmental biotechnology company with various products being developed and clinically tested or with established proof of concept. Our aim has been to add value to novel technologies and products sourced from innovative research centers and from internal discovery. The Company has a pipeline which includes platform technologies in antibiotics and diagnostics. Since our inception, we have funded a significant portion of our operations from the public and private sales of our securities. We have generated no significant revenues from operations during the last two years. All of our revenues have been from a sponsored research agreements and various governmental grants. At this time we have not generated revenues from sales of products.

We are in need of additional funds in order to continue the development of our technologies. We currently do not have any commitments for funding or other strategic options pending and there can be no assurances that we will be able to obtain funding or implement any strategic options in the future. As we move into more advanced stages concerning our products and their testing, our monthly expenses and use of cash is likely to increase. Our available working capital at March 31, 2008 is $1,695,932. We believe this capital is sufficient to enable us to continue to operate through the fourth quarter of 2008. While additional capital may become available through grants or through possible future exercises of outstanding warrants, there can be no assurance of the same. In the event adequate capital is not raised we would likely need to cease all operations until we are able to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 quarterly and spend or cause to be spent an aggregate of $1,000,000 annually toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for SMaRT Replacement Therapy and MU 1140 technologies. While we believe we have met our obligations under the license agreement to date, if we are unable to make future payments, our license could be terminated.

We hope to be in a position to develop the following technologies, each of which addresses potentially large market opportunities:

MU 1140™ is a highly potent bactericidal peptide that is produced by our proprietary strain of Streptococcus mutans. We completed development of a fermentation manufacturing process for MU 1140 in the Fall 2007 and have refined the process so that sufficient quantities has been produced to allow us to conduct preclinical studies needed to enable the filing of an Investigational New Drug (IND) application. During 2007, we completed significant preclinical studies including the demonstration that MU 1140 is effective in an animal infection model against Staphylococcus aureus. If we are able to secure adequate funding, we plan to continue to perform in vitro and animal safety studies using MU 1140™ that will provide sufficient information to permit a pre-IND meeting with the U.S. FDA.

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology) is a solid and/or liquid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Lantibiotics, including our lead antibiotic, MU1140, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. Attempts to study lantibiotics for their potential usefulness as therapeutic agents have been hindered by difficulties in producing sufficiently pure material in amounts adequate for clinical testing and commercialization. In July 2006, the Company was awarded a $100,000 SBIR (Small Business Innovation Research) grant from the National Science Foundation to establish proof-of-principal for DPOLT and on February 15, 2008, Oragenics was awarded a $500,000 Phase II NSF SBIR grant to develop a scale-up method for MU 1140-S synthesis and testing as a therapeutic antibacterial agent. The Company was issued a U.S. patent in February 15, 2007, covering the DPOLT technology.

IVIAT™ and CMAT™ are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates as diagnostics or therapeutics for future out-licensing to corporate partners, particularly in the areas of cancer and infectious diseases. We have received funding under SBIR grants with the National Institutes of Health to develop our biomarker technology and, if more funding becomes available, we will pursue additional research in these areas. We are in collaborations with outside companies and institutes to validate our identified biomarkers for their potential use in diagnostic products.

SMaRT Replacement Therapy™ is a single, painless one time topical treatment that has the potential to offer significant lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, S. mutans converts dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy permanently replaces resident acid-producing S. mutans with a patented genetically modified strain of S. mutans that does not produce lactic acid. Applied topically to tooth surfaces with a cotton-tipped swab, the therapy may require only one application. We have begun Phase I clinical trials and expect to partner with a major healthcare products or pharmaceutical company prior to initiating Phase II and III clinical trials. In our Phase I clinical trial in 2005, we had very limited patient enrollment through December 31, 2005 due to the rigorous requirements for enrollment imposed upon us by the FDA. In January 2006, we terminated this study and discussed with the FDA our problems with patient enrollment and how we could modify our protocol to allow us to move forward in our clinical trials. A formal re-submission of an amended protocol was filed with the FDA on March 9, 2006. We addressed additional protocol changes suggested by the FDA and filed a second re-submission July 20, 2006. Based on further suggestions by the FDA for protocol changes made on September 29, 2006, we filed a third re-submission in early February 2007. Further protocol revisions and requirements in the conduct of the study were designated to be done by the FDA during 2007, which were completed and re-submitted in October 2007. We now have a Phase I protocol approved by the FDA, as of November 2007. We remain committed to complete the human safety study of SMaRT Replacement Therapy by ourselves or through a partner.

Probiora3™ (Probiotics) contains three naturally occurring, live microorganisms that helps maintain dental and oral health when administered to the host in adequate amounts. The use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. Because probiotic treatments may be marketed as a cosmetic or as “health supplements” in certain geographic areas without the need for extensive regulatory oversight, we believe that with adequate funding, we may achieve commercialization of our probiotic product (Probiora3) in these markets by the first half of 2009. Two sets of subjects completed our Probiora3 human study in 2006, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3 in reducing the levels of specific bacteria in the mouths of young, healthy adult subjects. We are continuing our efforts to seek regional and international partners for market opportunities in the oral care and/or food and nutritional supplement industries to determine interest and deal structure preferences for the rights to the Probiora3 technology. The Company was issued a U.S. patent in November 2, 2006, covering this technology and our intellectual property rights.

LPT3-04™ is a small molecule weight management agent for which we were issued a U.S. patent on May 4, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04 is orally available, and we believe it has an excellent safety and tolerability profile. While we are optimistic about the future prospects for this small molecule, we are in mid to late discovery stage of this research and development project. There can be no assurance that a patent will be issued or that new technology will be successfully developed by us. Although we intend to continue our development efforts regarding this technology including undertaking a human study for safety and weight loss in 2008, we currently do not have sufficient capital resources to fully develop this technology. We are seeking a commercial partner that is actively involved in the weight management market.

Business Objectives and Milestones

The specific goal of our business is to discover, successfully develop preclinical, and then clinically test products based on our wholly owned or exclusively licensed, proprietary technologies. Our strategy is to develop novel technologies through human proof-of-concept studies (Phase II clinical trials) prior to partnering through licensing with major pharmaceutical, biotechnology or healthcare product firms for advanced clinical development and commercialization. One or more strategic partners would be responsible for advanced clinical development, completing the U.S. Food and Drug Administration’s approval process, and manufacturing and marketing our products. In order to accomplish these objectives, we must obtain additional capital and take the following actions:

Antibiotics

MU 1140

•	Complete preclinical studies, including animal toxicity, activity, and pharmacokinetics, required for an investigational new drug application (IND) submission for MU 1140 native and MU 1140 synthetic.

•	Schedule a pre-IND meeting with the FDA for MU 1140 native and / or MU 1140 synthetic.

•	Continue discussions with biotechnology and pharmaceutical companies for the licensing of MU 1140 and/or its analogs.

Lantibiotics

DPOLT

•	Complete proof-of-principle studies.

•	Initiate program for the scale-up of DPOLT for lantibiotic production.

Biomarkers

IVIAT

•	Validate proprietary gene/protein markers for Mycobacterium tuberculosis.

CMAT

•	Complete proof-of-principle in colorectal cancer model.

•	Validate the identified biomarkers for colorectal cancer.

Oral Health

SMaRT Replacement Therapy

•	Initiate second Phase I clinical safety trial.

•	Pursue partners for licensing, or further development and commercialization.

Probiora3

•	Partner with one or more nutritional, oral care, or food manufacturers or distributors.

•	Produce scale-up lots and perform all necessary product testing.

Weight Loss and Weight Management

LPT3-04

•	Conduct human safety and effectiveness study.

•	Pursue partners for licensing, or further development and commercialization.

The above actions, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us. The time periods for the expected continued development of our technologies have been extended from those previously indicated from time to time due primarily to our insufficient capital position. The time periods for the expected developments could change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital. We have a contractual obligation to pay a minimum royalty of $25,000 per quarter and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our SMaRT Replacement Therapy™ and MU 1140™ technologies. We believe we have exceeded the $1,000,000 per annum threshold for research, development and regulatory prosecution. If we are unable to make the minimum royalty payments, our license could be terminated which will substantially diminish the value of our company.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 until the fiscal year beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company’s financial statements. The remaining requirements of SFAS 157 are not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a Company’s first fiscal year after November 15, 2007. The adoption of SFAS 159 did not have an effect on the Company’s financial statements as it did not elect this fair value option.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). The adoption of EITF 06-11 did not have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in FutureResearch and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Oragenics’ adoption of EITF 07-3 did not have a material impact on our results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). Oragenics’ adoption of SAB 110 did not have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R and it did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of SFAS 161 by the Company, did not have a material impact it’s financial statements.

Results of Operations

Three Months Ended March 31, 2008 and 2007

We had $125,000 in revenues associated with a two-year NSF SBIR Phase II grant in the three months ended March 31, 2008 compared with $33,088 in revenues in the same period in 2007. Our first quarter loss from operations expenses increased by 44.4% to $801,095 in the three months ended March 31, 2008 from $550,982 in the same period in 2007. Research and development (R&D) expenses increased 30% to $478,373 in the three months ended March 31, 2008 from $366,258 in the same period in 2007, reflected mostly by our staffing increase, initial fees for clinical trials, increase in equipment service and stock option expense. General and administration (G&A) expenses increased 105% to $447,722 in the three months ended March 31, 2008 from $217,812 in the same period in 2007, reflecting the use of outside consultants for business development to help facilitate our marketing plans for our technology and from stock option expense.

Interest income decreased 53.2% to $4,599 in the three months ended March 31, 2008 from $9,826 during the same period in 2007. In addition, the Company sold some excess laboratory equipment for a gain of $4,860.

We incurred net losses of $791,636 and $541,156 during the three months ended March 31, 2008 and 2007, respectively. The increase in our net loss of $250,480 was principally caused by the use of outside business development consultants and their compensation for stock options granted, initial fees for clinical trials and the hiring of a Sr. Research Chemist.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. So far in 2008, the Company has been awarded a two-year $500,000 NSF Phase II grant restricted for its DPOLT technology and has completed two security events whereby 4,536,364 warrants were exercised for common stock that provided $1,996,000 in proceeds.

Our operating activities used cash of $531,881 for the three months ended March 31, 2008 and $410,533 for the three months ended March 31, 2007. Our working capital was $1,695,932 as of March 31, 2008 which includes the restricted NSF grant funds of $125,000 and the two security events. Cash used by operations in the three months ended March 31, 2008 resulted primarily from our net loss from operations of $791,636.

Our investing activities increased in cash of $27,250 for the three months ended March 31, 2008 as a result of the sale of laboratory equipment. The Company sold $42,250, of which $15,000 is included in other current assets, in equipment that was no longer in use and will use the proceeds towards the purchase of laboratory equipment in April 2008.

Our financing activities for the three months ended March 31, 2008 provided net cash of $1,996,000 from the exercise of 4,536,364 warrants at $0.44 per share and $125,000 restricted funds from the NSF grant. We intend to use the net proceeds from the exercise of warrants for working capital and general corporate purposes. Additional details of these financings are provided below:

Private Placement, August, 2007—On August 7, 2007, we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock and warrants to acquire 4,600,000 shares of common stock in a private placement to accredited investors. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, our former CEO, Dr. Ronald Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each warrant to purchase shares of common stock is exercisable at the price of $0.58 per share. The warrants expire on August 8, 2008 (the “August 2007 Warrants”). On January 31, 2008 we amended the August 2007 Warrants, to reduce the exercise price to $0.44, which was the fair market value on the date of the amendment for a designated period of time (from January 28, 2008 to February 29, 2008) following which the exercise price reverts back to $0.58. Prior to the expiration of the August 2007 Warrants, 3,386,364 were issued upon exercise at the amended exercise price resulting in additional working capital proceeds to us of $1,490,000.

Private Placement, March 2006—On March 6, 2006, we issued a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors. We received gross proceeds of $600,000 in the private placement and incurred estimated costs of approximately $75,000 resulting in net proceeds of approximately $525,000. Each warrant is exercisable on or before February 8, 2008 to acquire one share of common stock at a price of $0.60 per share (the “March 2006 Warrants”). On January 17, 2008 we amended the March 2006 Warrants. Pursuant to the amendment, the warrant exercise price was reduced to $0.44, which was the fair market value on the date of the amendment. Prior to the expiration of the March 2006 Warrants, 1,150,000 were issued upon exercise at the amended exercise price resulting in additional working capital proceeds to us of $506,000. The remaining unexercised March 2006 Warrants expired and are no longer outstanding.

Private Placement, December 2005—On December 14, 2005, we issued a total of 2,937,500 shares of our common stock and warrants to purchase 2,937,500 shares of our common stock in a private placement to accredited investors. The issuance of the shares of common stock and warrants was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. We received gross proceeds of $1,175,000 in the private placement and incurred estimated costs of approximately $70,000 resulting in net proceeds of approximately $1,105,000. The warrants representing shares of common stock were exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share. On January 16, 2007, we called all outstanding warrants associated with our December, 2005 private placement pursuant to the terms of the warrant. A total of 1,387,500 warrants were exercised that provided $832,500 in additional working capital and following the call of the warrants no further warrants associated with the private placement remain outstanding.

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. The stock purchase agreement has expired per the 30-month contract terms. We filed a registration statement with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the stock purchase agreement. We agreed to file any required post-effective amendments to maintain the effectiveness of such registration statement. On each trading day during the term of the stock purchase agreement and in which the registration statement and any required amendments thereto is effective, we have the right to sell to Fusion Capital $15,000 of our common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At our option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. We have the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. Our common stock price currently trades below $0.75 and has traded below $0.75 for a significant amount of time since we entered into the stock purchase agreement with Fusion Capital which precludes the availability of funding from Fusion Capital under our agreement with them. In addition, we currently are required to file a post-effective registration statement for the sale of the shares acquired by Fusion Capital, which we have not done and until we do so we will not be able to utilize the Fusion Capital stock purchase agreement as a source of funding. Since the inception of the stock purchase agreement and pursuant thereto, we have issued an aggregate 205,732 shares to Fusion Capital and received aggregate proceeds of approximately $200,000 in 2006.

On February 15, 2008, we were awarded a two year NSF SBIR Phase II grant to advance development of its small peptide antibiotic synthesis program using the Company’s proprietary DPOLT. This federal grant will support studies focused on the synthesis and testing of our lead antibiotic, MU 1140. While the grant will total $500,000, to date we have receive $125,000 of these restricted funds with the remaining balance to be issued during the remaining two-year grant period.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $14,762,429 as of March 31, 2008. The net loss for the first three months of 2008 was $791,636. Cash used in operations for the year ended December 31, 2007 was $1,913,760 and for the three months ending March 31, 2008 was $531,881. As of March 31, 2008, our principal source of liquidity was $1,966,877 of cash and cash equivalents. Our current and historical operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing, as well as conducting basic research. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success depends on our ability to continue to raise capital for our operations.

Our capital requirements for 2008 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital through joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

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

We will continue to seek additional funds for all of these activities including but not limited to conducting preclinical studies for our MU 1140 antibiotic technology and LPT3-04 weight loss agent, developing strategic partners for Probiora3 and LPT3-04, and to seek federal funding to develop our biomarker technology. As we move into more advanced stages concerning our product development and testing, our monthly budget is likely to increase. Our available working capital at March 31, 2008 is $1,695,932 which included the proceeds from warrants being exercised in February 2008 and NSF SBIR grant each discussed above. While we believe our available working capital is sufficient for us to continue to operate through the fourth quarter of 2008, it is inadequate capital for conducting future studies and for developing business partnerships for our technologies. If additional capital is not raised prior to the end of the fourth quarter of 2008, we would likely need to cease all operations until we are able to acquire the necessary funds.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings incorporated herein by reference modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

Risks Associated with Our Company

We continue to require additional financing to operate through the remainder of the year

We do not have sufficient capital to sustain our operations beyond the fourth quarter of 2008 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

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

At March 31, 2008 and December 31, 2007, we had working capital of approximately $1,695,932 and $260,534, respectively. Independent registered public accounting firm’s report as of and for the year ended December 31, 2007, includes an explanatory paragraph stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $531,881 for the three months ended March 31, 2008 and have sustained operating cash flow deficit of $1,913,760 in 2007. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. Our limited revenues to date have not been related to the commercialization or licensing of our products and have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our MU 1140, Probiora3, LPT3-04, SMaRT Replacement Therapy and other technologies we either license or own. No assurances can be given when this will occur or that we will ever be profitable.

Our ability to obtain additional financing from Fusion Capital is subject to certain conditions and limitations which cause us to be unable to obtain such additional financing.

On ability to utilize the stock purchase agreement with Fusion Capital as a source of funding depends on a number of factors, conditions and limitations some of which are beyond our control including the prevailing market price of our common stock. Specifically, Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.75. In addition, we must maintain an effective registration statement relating to the shares we sell to Fusion Capital and we currently would need to file a post-effective amendment to our existing registration statement in order to meet this requirement. Even though this stock purchase agreement has expired per the 30-month contract terms, if obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell products resulting from the development of our technologies, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $9.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

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

We hold our SMaRT Replacement Therapy and MU 1140 technologies under licenses from the University of Florida Research Foundation, Inc. Under the terms of the licenses, we must spend at least $1 million per year on development of those technologies before the first commercial sale of products derived from those technologies. In addition, we must pay $25,000 per quarter as minimum royalties to the University of Florida Research Foundation, Inc. under our license agreements. The University of Florida Research Foundation, Inc. may terminate our licenses in respect of our SMaRT Replacement Therapy technology and our MU 1140 technology if we breach our obligations to timely pay monies to it, submit development reports to it or commit any other breach of the covenants contained in the license agreements. There is no assurance that we will be able to comply with these conditions. If our license is terminated, our investment in development of our SMaRT Replacement Therapy and MU 1140 technologies may become valueless and we may have to cease operations.

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

All of our product candidates are in the early development stage. Although we have current data which indicates the promise of the concept of our MU 1140, SMaRT Replacement Therapy, Probiora3, and LPT3-04 technologies, we can offer you no assurance that the technologies will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate revenues from our operations, and we may have to cease operations. The science on which our MU 1140, SMaRT Replacement Therapy, Probiora3, and LPT3-04 technologies are based may also fail due to flaws or inaccuracies on which the data are based, or because the data are totally or partially incorrect, or not predictive of future results. If our science proves to be flawed, incorrect or otherwise fails, we will not be able to create a marketable product or generate revenues and we may have to cease operations.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and our team of research scientists, who have many years of experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees. The loss of the services of our Chief Scientific Officer, Dr. Jeffrey D. Hillman and our CEO, Stanley B. Stein, and any of our senior researchers could harm our ability to develop and commercialize our technologies. We have no “key man” life insurance policies. We have an employment agreement with Dr. Hillman, which automatically renews for one-year terms unless 90 days written notice is given by either party.

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

It is possible we will be unable to find a method to produce MU 1140 in large-scale commercial quantities. If we cannot, we will be unable to generate revenues from product sales, and we may have to cease operations.

Our antibiotic technology, MU 1140, is a substance produced by our genetically altered strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for manufacturing MU 1140 in quantities sufficient to undertake the preclinical studies necessary to prepare an Investigational New Drug (IND) application to the FDA. We believe we will be able to optimize this methodology to allow large-scale commercial production of the antibiotic. However, this methodology may not be feasible for cost effective, large-scale manufacture of the MU 1140 antibiotic. If we are not able to optimize this methodology, we will be unable to generate revenues from this technology and we may have to cease operations.

If clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could cause our stock price to decline and we may have to cease operations.

Before obtaining regulatory approvals for the commercial sale of any drug products, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. The conduct of clinical trials is a lengthy, time-consuming and expensive process.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. We received notification from Celunol (formerly B.C. International Corporation) on July 29, 2002 that a gene utilized in our licensed, patented strain of S. mutans infringes a patent which it holds under a license. On September 17, 2006, Celunol notified Oragenics regarding the possibility of sublicenses. As of this date, no further communication has been received from Celunol. Their notification did not state that they intended to pursue legal remedies. Our management does not believe the gene in question infringes that patent. We have sent them correspondence setting out our position. If necessary, we would need to be prepared to assert our rights vigorously with respect to such matter, which we may not be able to do without sufficient funding. If litigation should ensue and we are unsuccessful in that litigation, we could be enjoined for a period of time from marketing products which infringe any valid patent rights held or licensed by Celunol and/or we could owe substantial damages. On February 12, 2007 Celunol and the Diversa Corporation announced that they had signed a definitive merger agreement.

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

The commercial success of our MU 1140, SMaRT Replacement Therapy, Probiora3, LPT3-04 and other technologies will depend in part on government and public acceptance of their production, distribution and use. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and around the world. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products based on biotechnology are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of technologies developed through biotechnology such as ours could be delayed or impaired in certain geographical areas because of such factors. Products based on our technologies may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and other biotechnology companies. Market acceptance of products based on our technologies will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our technologies. If they do not, we may be unable to generate sufficient revenues from our technologies, which may cause us to have to cease operations.

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

Our common stock is listed on the American Stock Exchange (“AMEX”). We cannot guarantee that it will always be listed. The American Stock Exchange rules for continual listing include minimum market capitalization and other requirements, which we may not meet in the future, particularly if the price of our common stock declines or we are unable to raise additional capital to continue operations.

On April 25, 2007 we received notification from AMEX that we were not in compliance with AMEX’s continued listing requirements because our shareholders’ equity is less than $2,000,000 and we have experienced losses from continuing operations and/or net losses in two of our most recent fiscal years. We submitted a plan on May 24, 2007 to AMEX for regaining compliance with all of the continued listing standards. On July 2, 2007, AMEX notified the Company that it had completed its review and has determined that the Company’s compliance plan makes a reasonable demonstration of the Company’s ability to regain compliance with the continued listing standards by the end of the plan period, October 27, 2008 and is therefore continuing the Company’s listing pursuant to an extension. Due to AMEX requirements we are required to now have stockholder equity in excess of $2,000,000 to maintain our listing. The proceeds from our recent financings and warrant exercises are insufficient, alone, to regain compliance with AMEX listing requirements by the end of the extension period. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

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

Historically, the daily trading volume of our common stock has been relatively low. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will remain at present levels or increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. Since our initial public offering in June 2003 and through March 31, 2008 our stock price has fluctuated from $5.00 to $0.28 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities or result in substantially greater dilution to existing shareholders from any equity based capital raise.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 1, 2008, there were 32,538,807 shares of our common stock outstanding, with another 1,641,136 shares of common stock issuable upon exercise of warrants to investors, 1,650,000 shares issuable upon exercise of options outstanding and an additional 3,350,000 shares available for option grants under our stock option plans. The issuance of 1,000,000 shares of our stock underlying these options is covered by an S-8 registration statement we filed with the SEC and may be resold into the market. We have issued a significant number of shares in connection with private placements that are available for resale pursuant to registration statements we have filed covering the resale of such shares as well as shares issuable upon exercise of warrants also issued with respect to such private placements. The selling shareholders named in these registration statements may resell the shares they own and the shares they acquire upon exercise of the warrants. In August 2007, we issued 4,600,000 shares of our common stock with warrants to acquire an additional 4,600,000 shares of our common stock in a private placement and since that time 4,536,364 shares have been issued base upon the exercise of warrants. We were obligated to file a registration covering the resale of such shares. We filed such registration statement and it was declared effective by the SEC on September 26, 2007. The sale of shares by selling shareholders pursuant to such registration statement and other registration statements we have filed for selling shareholders to resell the shares of our common stock they acquired from us in private transactions, as well as pursuant to the recently amended Rule 144 of the Securities Act, could cause our stock price to decline significantly.

Forward-Looking Statements

This 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our anticipated needs for and availability of working capital, (b) our future financing plans, (c) our strategies, (d) our projected sales and profitability,(e) anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On February 8, 2008, we issued an aggregate of 1,150,000 shares of common stock to warrant holders in connection with their exercise of the warrants at a reduced price of $0.44. The warrants were originally issued to accredited investors in connection with our March 6, 2006 private placement. The remaining unexercised warrants, 350,000, expired as of February 8, 2008 in accordance with the terms of the warrants. Proceeds of $506,000 were received by us from the exercise of the warrants and are included in the reported working capital as of March 31, 2008. As part of this offering, our Chief Scientific Officer, Jeffrey D. Hillman, acquired 62,500 shares upon exercising of his warrants, our former President & CEO, Robert T. Zahradnik, acquired 62,500 shares upon exercising of his warrants, and George T. Hawes acquired 737,500 shares upon the exercise of his warrants.

On February 29, 2008, we issued an aggregate of 3,386,364 shares of common stock to warrant holders in connection with their exercise of the warrants at a reduced exercise price of $0.44. The warrants were originally issued to accredited investors and certain officers and directors in connection with our August 7, 2007 private placement. As of February 29, 2008, 1,213,636 outstanding warrants associated with this original private placement will expire August 8, 2008 at an exercise price of $0.58. Proceeds of $1,490,000 were received by us from the exercise of warrants and are included in the reported working capital as of March 31, 2008. Our shareholder, George T. Hawes, acquired 500,000 shares upon the exercise of his warrants.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.1	Executive Employment Agreement for Stanley B. Stein as President and CEO.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of May, 2008.

ORAGENICS, INC.

BY:	/s/ Stanley B. Stein
Stanley B. Stein, President and Chief Executive Officer