Form 10-Q
period 2008-06-30
ORAGENICS INC
filed 2008-08-14
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 11, 2008, there were 38,316,585 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,634,145	$475,508
Prepaid expenses and other current assets	215,999	116,520
Total current assets	3,850,144	592,028

Property and equipment, net	413,878	559,349
Total assets	$4,264,022	$1,151,377

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$253,395	$244,994
Current portion of note payable	69,215	-
Deferred compensation	42,750	86,500
Total current liabilities	365,360	331,494

Stockholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,316,585 and 28,002,443 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	38,316	28,002
Additional paid-in-capital	19,717,887	14,762,674
Accumulated deficit	(15,857,541)	(13,970,793)
Total stockholders’ equity	3,898,662	819,883
Total liabilities and stockholders’ equity	$4,264,022	$1,151,377

See accompanying notes.

Oragenics, Inc.

Statements of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Revenue	$-	$26,673	$125,000	$59,761

Operating expenses:
Research and development	492,667	401,353	971,040	772,276
General and administration	618,886	221,612	1,066,608	439,425
Total operating expenses	1,111,553	622,965	2,037,648	1,211,701

Loss from operations	(1,111,553)	(596,292)	(1,912,648)	(1,151,940)

Other income:
Interest income	9,731	4,567	14,330	14,393
Gain on sale of property and equipment	-	-	4,860	-
Sales tax refund	6,710	-	6,710	-
Total other income	16,441	4,567	25,900	14,393

Net loss	$(1,095,112)	$(591,725)	$(1,886,748)	$(1,137,547)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.05)
Shares used to compute basic and diluted net loss per share	33,694,363	23,198,927	31,768,114	20,764,214

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows
(Unaudited)

	Six months ended June 30
	2008	2007
Operating activities
Net loss	$(1,886,748)	$(1,137,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,581	137,997
Gain on sale of property and equipment	(4,860)	-
Stock-based compensation expense resulting from fair value based method	454,527	99,036
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84,479)	(151,093)
Accounts payable and accrued expenses	8,401	92,620
Deferred compensation	(43,750)	(45,500)
Net cash used in operating activities	(1,431,328)	(1,004,487)

Investing activities
Purchases of property and equipment	(17,500)	(6,079)
Proceeds from sale of property and equipment	27,250	-
Net cash provided by (used in) investing activities	9,750	(6,079)

Financing activities
Net proceeds from note payable	69,215	-
Net proceeds from issuance of common stock	4,511,000	454,757
Net cash provided by financing activities	4,580,215	454,757

Net increase (decrease) in cash and cash equivalents	3,158,637	(555,809)
Cash and cash equivalents at beginning of period	475,508	707,278
Cash and cash equivalents at end of period	$3,634,145	$151,469

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements
(Unaudited)

1. Organization and Significant Accounting Policies

Oragenics, Inc. (d/b/a ONI BioPharma, Inc., formerly known as Oragen, Inc.) (the Company) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is dedicated to developing technologies associated with oral health, broad spectrum antibiotics and general health benefits.

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 which are included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 18, 2008. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies. It further stated that it believes its working capital will be insufficient to meet the business objectives as presently structured and that without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a change in its tax liabilities or assets as of June 30, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

5.	Private Placement

On June 12, 2008, our Securities Purchase Agreement with accredited investors became binding and we closed on $2,600,000 in equity based financing with net proceeds of $2,515,000. We issued a total of 5,777,778 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.45 per share. Each participating investor also received warrants to purchase shares of common stock at the price of $1.30 per share. One warrant was issued for each share of common stock issued for a total of 5,777,778 shares that may be acquired upon exercise of the warrants. The warrants are exercisable and expire July 1, 2013. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes.

6.	Stock Options Issued During 2nd Quarter, 2008

During the quarter, the Company issued 2,780,000 stock options of which 1,191,667 vested immediately. The remaining options that have yet to vest will vest subject to the price of the stock reaching certain levels. The stock options were granted (1) to existing employees to supplement or replace options that were previously granted that had exercise prices far out-of-the-money, and (2) to executive employees who recently joined the Company. This increase in the number of options granted was partially offset by the number of stock options that have been forfeited. Since the beginning of the 2nd Quarter, 2008, through the date of this filing, 715,000 options that were previously granted have been forfeited. From January, 1, 2008 to the date of this filing, 850,000 stock options have been forfeited. It is important to note that stock options compensation expense is a non-cash expense.

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

Oragenics, Inc. d/b/a ONI Biopharma, Inc, (the “Company” or “ONI”) has changed its strategy as it has the name under which it does business. ONI is no longer strictly a research and development company, but, as management expects, is now securely on the road towards the commercialization of some of its products. ONI is also moving forward with the clinical testing of other products to achieve registration in as timely a manner as possible. These opportunities have derived from our focus on creating novel technologies that apply to individual products as well as platforms from which numerous products can be developed.

Second Quarter Highlights

During the quarter the following significant events occurred:

•
Officer and Board of Director Changes. During the quarter, our Board of Directors appointed Mr. Stanley B. Stein as President and Chief Executive Officer and David B. Hirsch as Chief Operating Officer and Chief Financial Officer. During the quarter, our Board of Directors also appointed Mr. Kevin H. Sills as an independent director and Dr. Marc Siegel as a director. The change in management and the additions to our Board of Directors has brought a greater depth of experience for us to draw upon in our commercialization efforts.

•
Launch of Probiora3. We announced the test marketing of our oral probiotic product, Probiora3 through chewable tablets which we believe help to whiten teeth and improve breath. Probiora3 is a unique combination of safe, naturally occurring bacteria that are released in the mouth by chewing on a mint-flavored tablet that we have designed to be used twice daily.

•
Name Change. On May 13, 2008 we announced that we approved our name change to “ONI BioPharma Inc.” which is how we will refer to ourselves until we are able to seek shareholder approval to amend our articles of incorporation in order to formally change our name. We believe the new name more accurately reflects the broad range of scientific platforms and products we have under development.

•
Financing Transaction. On June 12, 2008 we announced that we had entered into a stock purchase agreement with accredited investors, pursuant to which we received net proceeds of $2,515,000, which will be used for general corporate purposes. In the transaction we issued 5,777,778 shares of common stock and warrants to acquire 5,777,778 shares of common stock at an exercise price of $1.30 per share.

•
Amex Compliance Extension. We obtained an extension from the American Stock Exchange to meets its requirements for continued listing. Our deadline for meeting Amex’s continued listing requirements which require us to have minimum shareholder equity of $4,000,000 is October 27, 2008. Additionally, these AMEX minimum listing requirements will increase the minimum shareholder equity requirement to $6,000,000 at year end. Our plan is to have in excess of $6,000,000 in shareholder equity by year end, thereby complying with current and future AMEX listing requirements.

Since ONI’s inception, the Company has funded a significant portion of its operations from the public and private sales of its securities. There have been no significant revenues from operations during the last two years. All of our revenues have been from sponsored research agreements and various governmental grants. At this time we have not generated revenues from sales of products.

Management believes that we are now positioned over the next several months to generate revenues from a number of technologies. Furthermore, with respect to products that are not ready for immediate commercialization, we are taking what we regard to be concrete steps in completing the research and development of pending products and platforms. Consequently, our proofs of concept are essentially complete, and we are taking the steps necessary to bring our product portfolio to market, with the expectation, but not assurance that our products, where necessary will be approved for marketing.

Business Objectives and Milestones

We have a number of products and platforms. For ease in understanding., we have broken these products and platforms down into four distinct categories; (1) Consumer Products, which consists of ProBiora3 and LPT3-04, (2) Diagnostics, which consists of the IVIAT and CMAT platforms, (3) Antibiotics, which consists the DPOLT lantibiotic synthesis platform, and (4) SMaRT replacement therapy.

Consumer Products

The specific goal for our consumer products is to rapidly and effectively commercialize ProBiora3 and LPT3-04.

Probiora3™ (Probiotics)

We have made strides in its commercialization efforts regarding our oral probiotic, ProBiora3. We are currently in the final stages in the development of a comprehensive global marketing strategy for the Probiora3 technology. We expect to unveil this comprehensive strategy in the near future. We believe ProBiora3 to be a safe and efficacious treatment for oral care including the gums, teeth and breath.

Although it will take some time to generate sufficient sales that may be produced by such efforts, we expect the product to be profitable. Furthermore, we will expect to comply with applicable regulations with respect to each foreign jurisdiction in which we expect to sell the product, and intend to test the product on a continuing basis to increase the amount of benefits that we may claim with respect to it. Currently, we are planning to market ProBiora3 in the United States this September. In order to effectively launch the product, we have retained experts in marketing, sales, media, design, and regulatory matters.

Despite our commitment to commercializing ProBiora3, there can be no assurances that it will meet its timeline for commercialization or that the product will meet our sales projections that are anticipated.

Probiora3 contains three naturally occurring, live microorganisms that helps maintain dental and oral health when administered to the host in adequate amounts. The use of yogurt containing live Lactobacillus cultures is an example of a probiotic application. Because probiotic treatments may be marketed as a cosmetic or as "health supplements" in certain geographic areas without the need for extensive regulatory oversight, we believe we can expedite our marketing efforts. Two sets of subjects completed our Probiora3 human study in 2006, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3 in reducing the levels of specific bacteria in the mouths of young, healthy adult subjects.

LPT3-04™

We have made material progress with respect to commercialization of our weight loss product LPT3-04. We are currently exploring several marketing and packaging options and anticipate a product launch of LPT3-04 in the first-half of 2009. However, there can be no assurances that the product will launch at that time. Initial clinical testing has shown the need for coating of the product to eliminate an uncomfortable side-effect of transient nausea. Management expects that a number of coatings will eliminate this side-effect.

LPT3-04 is a small molecule weight management agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04 is orally available, and we believe it has an excellent safety and tolerability profile.

Diagnostics

The goal of our Diagnostics unit is to utilize the IVIAT and C MAT platforms to identify and secure intellectual property rights to gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans, animals, and agricultural products. There are a number of profitable business models to realize value from these platforms.

One model that already has proven itself, is that of a third-party diagnostic company that requests genetic markers or targets from ONI. Such third-party diagnostic company pays for the markers or targets that it uses as well as a license fee if the diagnostic kit that encompasses the markers or targets receives regulatory approval.

IVIAT™ and CMAT™

The first major commercial effort that we have undertaken utilizing the CMAT platform has been to extract genetic targets from tissue samples containing colorectal cancer. Colorectal cancer affects millions of people worldwide. The current “Gold Standard” in the detection of colorectal cancer is the use of a colonoscopy. Due to the invasive nature and cost of colonoscopies, patient compliance is low. As such, many cases of bowel cancer go undetected until the cancer has reached an advanced stage. Using the CMAT diagnostic platform, we have discovered what we believe to be unique genetic markers that appear during the earliest stages of colorectal cancer. At this time we are in active discussions with a major company in the diagnostics market to determine the potential of these markers. We intend to form a collaborative arrangement with the diagnostics company referred to herein to test and subsequently incorporate the CMAT markers into a diagnostic blood test for the early detection of colorectal cancer.

Although we are aggressively undertaking the completion of this arrangement, there can be no assurances that such genetic markers will result in a diagnostic test that will be marketed to appropriate health care professionals, nor can there be any assurance that upon further examination, the diagnostic company will elect to use these markers.

Our IVIAT platform, which revolves around the extraction of gene targets for infectious diseases, has also made progress. We are currently in discussions with major foundations and institutions with respect to diseases of epidemic proportions.

CMAT and IVIAT are technologies that enable the simple, fast identification of novel and potentially important gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans and other living organisms, including plants. These technologies offer the potential to generate and develop a number of product candidates as diagnostics or therapeutics for future out-licensing to corporate partners, particularly in the areas of cancer and infectious diseases.

Antibiotics

DPOLT™ (Differentially Protected Orthogonal Lantionine Technology)

Through the DPOLT platform, we believe we have the ability to synthesize lantibiotic molecules that have historically been un-synthesizable. In proving this concept, the company is currently in the process of using the platform to synthesize the MU 1140 molecule. We have extensively studied MU 1140, in its naturally occurring state. As a result of such tests, MU 1140 has proven itself to be a uniquely effective antibiotic. If our efforts to synthesize MU 1140 are successful, we believe we will then have the ability to produce the synthetic version of the molecule in commercial quantities. We will then have the ability to use the DPOLT platform to potentially synthesize numerous other lantibiotics.

DPOLT is a solid and/or liquid phase peptide synthesis platform technology that has broad application for the cost-effective manufacture of a number of commercially important bioactive peptides. Scientific literature has demonstrated that various Lantibiotics are highly effective at accomplishing their goals of killing off foreign bacteria. These Lantibiotics, which include our lead antibiotic, MU 1140, are a potentially important class of antibiotics, and constitute a family of polycyclic peptides that are produced by bacteria, and are highly modified structurally. However, attempts to study Lantibiotics for their potential usefulness as therapeutic agents have been hindered by the difficulty of producing sufficient pure material in amounts adequate for clinical testing let alone commercialization. DPOLT provides a basis to overcome this impediment to further research and development in this area as we believe it constitutes a platform from which such Lanitbiotics would be able to be produced in sufficiently pure quantities for research and ultimately commercialization.

SMaRT Replacement Therapy™

We currently have FDA approval for Phase 1B clinical trial for SMaRT. It may make sense for us to commence this clinical trial in Mexico where there appears to be broad public health demand for this product.

SMaRT Replacement Therapy is a single, painless one time topical treatment to teeth that has the potential to offer significant lifelong protection against dental caries (tooth decay). The therapy is based on genetically altering the bacterium, Streptococcus mutans (S. mutans), which is the primary etiologic agent in tooth decay. Present in the normal flora of the mouth, S. mutans convert dietary sugar to lactic acid; the lactic acid, in turn, causes the erosion of tooth enamel that results in the destruction of the tooth surface and eventually the entire tooth. SMaRT Replacement Therapy permanently replaces resident acid-producing S. mutans with a patented genetically modified strain of S. mutans that does not produce lactic acid. Applied topically to tooth surfaces with a cotton-tipped swab, the therapy may require only one application.

Global Expansion

We are in active negotiations with various parties in Mexico to create a research and development business, and ultimately, a base for clinical studies, manufacturing and distribution of our products in Mexico, Central America, South America and the Caribbean. We hope to benefit from collaboration with a leading academic center as well as working with individual or corporate partners.

Although discussions have been on going for some time, there is a risk that an agreement that is satisfactory to the Company cannot be completed.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. Our financial statements do not include any significant estimates other than stock based compensation that would have a material impact on our results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial statements.

Results of Operations

Three Months Ended June 30, 2008 and 2007

We had no revenues in the three months ended June 30, 2008 compared with $26,673 in revenues in the same period in 2007. Our first quarter operating expenses increased by 78.4% to $1,111,553 in the three months ended June 30, 2008 from $622,965 in the same period in 2007. Research and development (R&D) expenses increased 22.8% to $492,667 in the three months ended June 30, 2008 from $401,353 in the same period in 2007. This increase was primarily due to clinical trials for our LPT3-04 weight loss product. General and administration (G&A) expenses increased 179.3% to $618,886 in the three months ended June 30, 2008 from $221,612 in the same period in 2007, reflecting the shift in corporate focus to commercialization. The increase can be attributed to the Company’s recruitment of a new management team, the continued use of outside consultants for business development to help facilitate our marketing plans for our technology and from stock option compensation expense (see Note 6, Notes to Financial Statements, p. 6).

Interest income increased 113.1% to $9,731 in the three months ended June 30, 2008 from $4,567 during the same period in 2007. This increase is primarily due to the Company’s strengthened cash position.

We incurred net losses of $1,095,112 and $591,725 during the three months ended June 30, 2008 and 2007, respectively. The increase in our net loss was principally caused by the increase in general and administrative expenses due to the shift in Company focus from development to commercialization and increases in stock option expense.

Six Months Ended June 30, 2008 and 2007

We had revenues of $125,000 in the six months ended June 30, 2008 compared with $59,761 in revenues in the same period in 2007. Our operating expenses increased by 68.2% to $2,037,648 in the six months ended June 30, 2008 from $1,211,701 in the same period in 2007. Research and development (R&D) expenses increased 25.7% to $971,040 in the six months ended June 30, 2008 from $772,276 in the same period in 2007. This increase was primarily due to clinical trials for our LPT3-04 weight loss product. General and administration (G&A) expenses increased 142.7% to $1,066,608 in the six months ended June 30, 2008 from $439,425 in the same period in 2007, reflecting the shift in corporate focus to commercialization. The increase can be attributed to the increased cash position due to our financing and the exercise of warrants, and the Company’s recruitment of a new management team and the continued use of outside consultants for business development to help facilitate our marketing plans for our technology and from stock option compensation expense (see Note 6, Notes to Financial Statements, p. 6).

Interest income decreased 0.4% to $14,330 in the six months ended June 30, 2008 from $14,393 during the same period in 2007.

We incurred net losses of $1,886,748 and $1,137,547 during the six months ended June 30, 2008 and 2007, respectively. The increase in our net loss was principally caused by the increase in general and administrative expenses due to the shift in Company focus from development to commercialization and increase in stock options expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. For the six months ended June 30, 2008, we have received proceeds from the following: (i) award of a two-year $500,000 NSF Phase II grant for our DPOLT technology; (ii) outstanding warrants to acquire 4,536,364 shares of our common stock were exercised which provided $1,996,000 in proceeds to us and resulted in the issuance of 4,536,364 shares of our common stock; and (iii) the sale of 5,777,778 shares of our common stock in a private placement to accredited investors at a price of $0.45 per share resulting in proceeds of $2,600,000 before fees and expenses.

Our operating activities used cash of $1,431,328 for the six months ended June 30, 2008 and $1,004,487 for the six months ended June 30, 2007. Our working capital was $3,484,784 as of June 30, 2008. Cash used by operations in the six months ended June 30, 2008 resulted primarily from our net loss from operations of $1,912,648.

Our investing activities provided net cash of $9,750 during the six month period ended June 30, 2008 versus net cash of $6,079 for the same period ending June 30, 2007.

Our financing activities for the six months ended June 30, 2008 provided net cash of $4,580,215 from the issuance of shares in private placements, the exercise of warrants, and the financing of insurance premiums. Additional details of our financing activities are provided below:

Private Placement-June 2008

On June 12, 2008, our Securities Purchase Agreement with accredited investors became binding and we closed on $2,600,000 in equity based financing with net proceeds of $2,515,000. We issued a total of 5,777,778 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.45 per share. Each participating investor also received warrants to purchase shares of common stock at the price of $1.30 per share. One warrant was issued for each share of common stock issued for a total of 5,777,778 shares that may be acquired upon exercise of the warrants. The warrants are exercisable and expire June 12, 2013. We intend to use the net proceeds of the private placement, including any proceeds from exercise of the warrants, for working capital and general corporate purposes.

Warrant Exercises-Q1 2008

On August 7, 2007, we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock and warrants to acquire 4,600,000 shares of common stock in a private placement to accredited investors. The shares were sold to accredited investors at $0.25 per share, except that per AMEX requirements, our former CEO, Dr. Ronald Evens acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. Each warrant to purchase shares of common stock is exercisable at the price of $0.58 per share. The warrants expire on August 8, 2008 (the “August 2007 Warrants”). On January 31, 2008 we amended the August 2007 Warrants, to reduce the exercise price to $0.44, which was the fair market value on the date of the amendment for a designated period of time (from January 28, 2008 to February 29, 2008) following which the exercise price reverted back to $0.58. Prior to the expiration of the August 2007 Warrants, 3,386,364 were issued upon exercise at the amended exercise price resulting in additional working capital proceeds to us of $1,490.000. The remaining unexercised August 2007 warrants expired unexercised on August 8, 2008.

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

Warrant Exercises Q1 2007

On December 14, 2005, we issued a total of 2,937,500 shares of our common stock and warrants to purchase 2,937,500 shares of our common stock in a private placement to accredited investors. The issuance of the shares of common stock and warrants was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated there under. We received gross proceeds of $1,175,000 in the private placement and incurred estimated costs of approximately $70,000 resulting in net proceeds of approximately $1,105,000. The warrants representing shares of common stock were exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share. On January 16, 2007, we called all outstanding warrants associated with our December, 2005 private placement pursuant to the terms of the warrant. A total of 1,387,500 warrants were exercised that provided $832,500 in additional working capital and following the call of the warrants no further warrants associated with the private placement remain outstanding.

Fusion Stock Purchase Agreement Termination

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. The stock purchase agreement has expired per the 30-month contract terms. On August 12, 2008, we sent Fusion our Notice of Termination of the stock purchase agreement and expect to withdraw the previously filed registration statement relating to the stock purchase agreement. In connection with the stock purchase agreement and pursuant thereto, we have issued an aggregate 205,732 shares to Fusion Capital and received aggregate proceeds of approximately $200,000 in 2006 and since that time we have not issued any other shares to Fusion Capital.

On February 15, 2008, we were awarded a two year NSF SBIR Phase II grant to advance development of its small peptide antibiotic synthesis program using the Company’s proprietary DPOLT. This federal grant will support studies focused on the synthesis and testing of our lead antibiotic, MU 1140. While the grant will total $500,000, to date we have received $125,000 of these restricted funds with the remaining balance to be issued during the remaining two-year grant period.

While management is encouraged by the aforementioned financing, the proceeds are insufficient, alone, to regain final compliance with the American Stock Exchange’s continued listing requirements. We have until October 27, 2008 to achieve compliance with AMEX’s minimum shareholder equity requirement of $4,000,000. There can be no assurance that we will be able to do so and if we are not able to do so we will be subject to delisting by AMEX. Additionally, these AMEX minimum listing requirements will increase the minimum shareholder equity requirement to $6,000,000 at year end. Our plan is to have in excess of $6,000,000 in shareholder equity by year end, thereby complying with current and future AMEX listing requirements.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, regulatory matters, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings. We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $15,857,541 as of June 30, 2008. The net loss from operations for the second quarter of 2008 was $1,111,553. Cash used in operations for the year ended December 31, 2007 was $1,913,760 and for the six months ending June 30, 2008 was $1,431,328. As of June 30, 2008, our principal source of liquidity was $3,634,145 of cash and cash equivalents. Our current and historical operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to the commercialization of our consumer products, clinical testing, as well as conducting basic research. These factors place a significant strain on our limited financial resources. Our ultimate success depends on our ability to continue to generate revenue and to raise capital for our operations.

Our capital requirements for 2008 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate income from our consumer products and our ability to raise additional capital through joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

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

We will continue to seek additional funds for conducting preclinical studies for our LPT3-04 weight loss agent, and the commercialization of Probiora3 and LPT3-04. As we move into more advanced stages concerning our product development and testing is likely to increase our monthly budget accordingly. Our available working capital at June 30, 2008 is $3,484,784 which includes the proceeds from the sale of common stock as discussed above. While we believe our available working capital is sufficient for us to continue to operate through the next twelve months, we expect to continue to need to raise capital to operate beyond this period. If additional capital is not raised, we would likely need to adjust our anticipated plan of operations until we are able to acquire the necessary funds.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below which update the risk factors contained in our Annual Report on Form 10KSB for the year ended December 31, 2007, as well as the risks described in the risk factors in such form 10KSB before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings incorporated herein by reference modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. Our profitability will require the successful commercialization of one or more of the technologies we either license or own. No assurances can be given when this will occur or that we will ever be profitable.

We may continue to require additional financing in the future

If we are not able to generate sufficient revenues or raise additional capital, among other things:

•	We may need to curtail or cease operations and be unable to pursue further development of our technologies;

•	We may be unable to pursue patenting our small molecule weight loss agent and development of our technologies and products;

•	We may have to lay-off personnel;

•	We could be unable to continue to make public filings;

•	We may be de-listed from the American Stock Exchange; and

•	Our licenses for our SMaRT Replacement Therapy technology and MU 1140 technology could be terminated which would significantly harm our business.

At June 30, 2008 and December 31, 2007, we had working capital of approximately $3,484,784 and $260,534, respectively. The report of independent registered public accounting firm’s report as of and for the year ended December 31, 2007, includes an explanatory paragraph stating that our recurring losses from operations and limited working capital raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,431,328 for the six months ended June 30, 2008 and have sustained operating cash flow deficit of $1,913,760 in 2007. Our ability to obtain additional funding may determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We can offer you no assurance the government and the public will accept our licensed patented technologies. If they do not, we will be unable to generate sufficient revenues from our technologies, which may cause us to cease operations.

The commercial success of our DPOLT platform, SMaRT Replacement Therapy, Probiora3, LPT3-04 and other technologies will depend in part on government and public acceptance of their production, distribution and use. Biotechnology has enjoyed and continues to enjoy substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and around the world. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products based on biotechnology are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of technologies developed through biotechnology such as ours could be delayed or impaired in certain geographical areas because of such factors. Products based on our technologies may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and other biotechnology companies. Market acceptance of products based on our technologies will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our technologies. If they do not, we may be unable to generate sufficient revenues from our technologies, which may cause us to have to cease operations.

Risk Factors Relating to our Common Stock

We may be unable to maintain the listing of our common stock on the American Stock Exchange and that would make it more difficult for stockholders to dispose of their common stock.

Our common stock is listed on the American Stock Exchange. We cannot guarantee that it will always be listed. The American Stock Exchange rules for continual listing include minimum market capitalization and other requirements, which we may not meet in the future, particularly if the price of our common stock declines or we are unable to raise additional capital to continue operations. Under our plan that has been filed with the AMEX, we expect to meet the minimum listing requirements in a timely basis.

On April 25, 2007 we received notification from the American Stock Exchange (“AMEX”) that we were not in compliance with AMEX’s continued listing requirements because our shareholders’ equity is less than $2,000,000 and we have experienced losses from continuing operations and/or net losses in two of our most recent fiscal years. We submitted a plan on May 24, 2007 to AMEX for regaining compliance with all of the continued listing standards. On July 2, 2007, AMEX notified the Company that it had completed its review and has determined that the Company’s compliance plan made a reasonable demonstration of the Company’s ability to regain compliance with the continued listing standards by the end of the plan period, October 27, 2008, and was therefore continuing the Company’s listing pursuant to an extension. On May 14, 2008, the Company received a notice from AMEX that a review of the Company’s Form 10-KSB for the year ended December 31, 2007 and Form 10-Q for the period ended March 31, 2008 indicated that it did not meet certain of AMEX’s additional continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(ii) of the Company Guide because its stockholders’ equity is less than the required $4,000,000 and because it has losses from continuing operations and net losses in three of its four most recent fiscal years. The Company provided a revised plan of compliance and supporting documentation, dated June 13, 2008, (the “Plan”) to AMEX with respect to its previously announced noncompliance with Section 1003(a)(i) of the Company Guide and such Plan was subsequently approved by AMEX. The proceeds from our recent financings and warrant exercises are insufficient, alone, to regain compliance with AMEX listing requirements by the end of the extension period. We have until October 27, 2008 to regain AMEX compliance but there can be no assurance that we will be able to do so.

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

Because of the low trading volume and lack of market liquidity, some institutional investors may find it difficult to buy an sell our stock in a sufficiently timely manner, which makes an investment in our Company’s stock less appealing. The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by us and by stockholders, including Fusion Capital, and subsequent sales of common stock acquired by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On June 12, 2008, we issued an aggregate of 5,777,778 shares of common stock to accredited investors at a price of $0.45 per share pursuant to a private offering of the Company’s stock. One of the investors, Mr. George T. Hawes, a significant shareholder and affiliate, acquired 5,557,778 shares in the private offering and the other accredited investor acquired the remaining shares. The aforementioned private offering investors also received a commensurate number of warrants to purchase 5,777,778 shares of common stock at a price of $1.30 per share. These warrants expire five years from their vesting date on June 12, 2013.

The private placement offering and sale of the common stock and warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Shareholders held on April 8, 2008 our shareholders voted on two proposals:

Proposal 1 Election of Directors

Elected each of the following four nominees as directors, each to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
Jeffrey D. Hillman	16,847,014	251,921
Richard T. Welch	16,899,264	199,671
Derek G. Hennecke	16,899,264	199,671
Stanley B. Stein	16,837,014	261,921

Proposal 2 Approval of the Company’s amendment to its Amended and Restated 2002 Stock Option and Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000

For	Against	Abstain
11,434,220	277,023	1,240,183

ITEM 5. OTHER INFORMATION.

On May 23, 2005, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the stock purchase agreement, Fusion Capital has agreed to purchase from us up to $9,000,000 of our common stock over a 30 month period commencing from the date of the stock purchase agreement. The stock purchase agreement has expired per the 30-month contract terms. On August 12, 2008, we sent Fusion our Notice of Termination of the stock purchase agreement and expect to withdraw the previously filed registration statement relating to the stock purchase agreement. In connection with the stock purchase agreement and pursuant thereto, we have issued an aggregate 205,732 shares to Fusion Capital and received aggregate proceeds of approximately $200,000 in 2006 and since that time we have not issued any other shares to Fusion Capital.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.1	Securities Purchase Agreement dated June 12, 2008	8-K	001-32188		6/16/2008

10.2	Employment Agreement of David B. Hirsch					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2007.

ORAGENICS, INC.

BY:	/s/ Stanley B. Stein
Stanley B. Stein, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.1	Securities Purchase Agreement dated June 12, 2008	8-K	001-32188		6/16/2008

10.2	Employment Agreement of David B. Hirsch					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X