Form 10-K/A
period 2008-12-31
ORAGENICS INC
filed 2009-04-29
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008 was approximately $12,043,419 based upon a last sales price of $0.55 as reported by the NYSE Alternext US (formerly known as the American Stock Exchange).
As of March 10, 2009 there were 38,316,585 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 1, 2009 to timely provide the information required by Part III, Items 10 through 14.

        This report also contains certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 for amendments. Except as otherwise expressly stated herein, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and titles of our Directors, executive officers and key employees.

Name	Age as of April 27, 2009	Position
Dr. Jeffrey D. Hillman	60	Chief Scientific Officer and Director
Richard T. Welch	57	Chairman of the Board
Derek G. Hennecke	42	Director
Dr. Marc K. Siegel	52	Director
Kevin H. Sills	49	Director
David B. Hirsch	40	Acting Chief Executive Officer and President and Chief Financial Officer
Gerard “Gerry” David	56	Executive Vice-President of Sales and Marketing

Directors of the Company

Dr. Jeffrey D. Hillman. Dr. Hillman is one of our founders and has been our Chief Scientific Officer since November 1996, a director since November 1996 and served as Chairman of the Board of Directors from November 1996 to December 2004. Since November 1991, Dr. Hillman has been a Professor in the College of Dentistry at the University of Florida in Gainesville, Florida.  However, Dr. Hillman has been on leave from the University of Florida, since February 2001, in order to develop our technologies.  Dr. Hillman has since retired from the university as of July 2008 and is now an emeritus.  Dr. Hillman received undergraduate training at the University of Chicago (Phi Beta Kappa), and his D.M.D. degree (cum Laude) from the Harvard School of Dental Medicine and his Ph.D. from Harvard University Medical School. He has authored or co-authored more than 100 publications and textbook chapters on subjects related to infectious diseases, including their etiology and prevention. He has also worked extensively in the area of novel antibiotics. He is the inventor or co-inventor of Oragenics’ technologies, including the platform technologies to identify targets for the development of new vaccines and diagnostic tests for a wide variety of infectious diseases and cancer.

Richard T. Welch. Mr. Welch has served as a member of our Board since January 2008 and Chairman of the Board of Directors.  Mr. Welch is President of Welch Business Solutions and Consulting, LLC in Tampa, Florida, and has served as a Director and CFO for several healthcare companies, including Orthopedic Development Corporation, Albiorex, LLC, Medi-Spa’s of America, Inc, and Vision Twenty-One. Rick played a key role in Vision Twenty-One’s consolidation efforts in the eye care management industry with over 40 acquisitions in 14 months adding $200 million in revenues. Previously, Mr. Welch served as executive vice-president of finance and administration, and earlier as CFO, for Sports and Recreation, Inc. Mr. Welch is also a CPA (inactive) and received his B.S. in management and accounting from Louisiana State University.

Derek G. Hennecke. Mr. Hennecke has served as a member of our board of directors since January 2008. Mr. Hennecke is an expert in drug development. He is a founder and CEO of Xcelience, a formulation and clinical manufacturing contract research company in Tampa, Florida. His management experience of over 25 years in the international biotechnology industry include: MDS Pharma Sciences, as Vice-president and General Manager for biopharmaceuticals, formulations, manufacturing, and pharmaceutics from 2004 to 2006; DSM (contract manufacturing company) in active pharmaceutical ingredients, new business development (NBD) and manufacturing from 1992 to 2004; and Biochemical Research Division of Boehringer Mannheim in NBD. His work included assignments in Europe, Egypt, Mexico, Canada, and USA. In these roles, he built the operations or businesses to introduce various drug products to Europe or the USA. During his career, Mr. Hennecke has worked in Germany and Canada for Roche’s research activities. Mr. Hennecke earned a B.S. from the University of Alberta (Canada), and MBA from Erasmus University (Rotterdam, Netherlands).

Dr. Marc K. Siegel.  Dr. Siegel has served as a member of our board of directors since April 27, 2008. Dr. Siegel is Clinical Associate Professor of Medicine at NYU School of Medicine and Medical Director of Doctor Radio with NYU and Sirius Satellite Radio. Dr. Siegel is a Fox News Medical Contributor, a columnist for the Los Angeles Times, a member of the Board of Contributors at USA Today, a regular contributor to the NY Post, and a frequent contributor to the Washington Post, the Wall Street Journal, and Newsday. He is also the author of two non-fiction books, including False Alarm: the Truth about the Epidemic of Fear, a Discover Magazine top-twenty book of 2005.

Kevin H. Sills. Mr. Sills has served as a member of our board of directors since April 8, 2008. Mr. Kevin Sills has been the Vice President of Pharmaceutical Development at King Pharmaceuticals since July, 1992. He has more than 25 years of pharmaceutical-related experience and, as a member of King’s executive Operations Management Team; he is actively involved with corporate strategic planning and diligent assessment of partnerships and product acquisitions. Mr. Sills is a past faculty member of the Center for Professional Advancement, President of NC Pharmaceutical Discussion Group, and an active member of the Licensing Executives Society and the American Association of Pharmaceutical Scientists.

The above directors are expected to be nominated for continued service on the board of directors at the Company’s annual shareholder meeting.

Executive Management

David B. Hirsch. Mr. Hirsch joined the Company in early May 2008, assumed the role of Chief Operating Officer effective June 27, 2008 and assumed the role of Chief Financial Officer on July 15, 2008. Mr. Hirsch assumed the additional role of Acting President and Chief Executive Officer on March 18, 2009 upon the resignation of the Company’s former chief executive officer and president and Mr. Hirsch relinquished his position as Chief Operating Officer. Mr. Hirsch began working for the Company as a consultant in April of 2008 and joined the Company as a full-time employee in May 2008. Prior to joining the Company, Mr. Hirsch operated a boutique legal and consulting practice with a focus on financing and advising emerging technology companies. Prior to starting his own firm, he was a Manager in the Restructuring group at Deloitte and Touche, LLP in San Francisco, California from May to November, 2001 and an associate at The Cottonwood Group, a venture capital firm in San Mateo, California from May, 1999 to April, 2000.  He holds a MSIA (MBA) from the Tepper School of Business at Carnegie Mellon University, a JD from Drake University Law School and a B.A. in Economics from Indiana University. Mr. Hirsch is also a licensed attorney in the States of Florida and Indiana.

Jeffrey D. Hillman:  The biography of Dr. Hillman is included under the section heading “Directors of the Company” above.

Key Employee

Gerard “Gerry” David. Mr. David has served as our executive vice president of sales and marketing since September, 2008.  Prior to that time he provided services to us pursuant to a consulting agreement with his company, Certified Nutrition for Less, LLC.  Mr. David brings more than three decades of experience in vast aspects of the natural products and direct sales industry. A seasoned executive, he most recently served as president and COO of Växa International in Tampa, Florida from March 2007 to July 2008. From August 2006 to February 2007 he served as COO of Cyberwize, located in Sarasota, Florida.  Previously, from March 2003 to July 2006, he served as president and COO of Vitarich Labs in Naples, Florida, where he was responsible for successfully merging the company with a public entity and increased sales by 35% to $20 million and EBITDA by 55% during a 24 month period. David also served as chief operating officer for Life Science Technologies, where he extended the reach of distribution to 50 states and successfully merged the company with a public entity. Mr. David was the executive vice president international, at the Home Shopping Network Direct from 1993 to 1997, managing the company's operations in 72 countries. Under his leadership, revenues exceeded $400 million annually

Corporate Governance

The property, affairs and business of the Company are under the general management of its Board of Directors as provided by the laws of the State of Florida and the Bylaws of the Company. The Board of Directors conducts its business through meetings of the full Board and through committees of the Board, and the Board of Directors has appointed standing Audit and Compensation Committees. The Audit Committee members consist of Mr. Hennecke and Mr. Welch and the Board has determined that each such person meets the requirements of independence, with it also being determined that Mr. Welch meets the requirements as a financial expert.  The Compensation Committee, consists of Messrs. Hennecke and Welch and the Board has determined that each such person meets the requirements of independence. None of the Committee members has ever been an officer or employee of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and any persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers, directors and holders of ten percent or more of the Company's Common Stock, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2008.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Directors

Directors who are executive officers of the Company do not receive any cash compensation for services on our Board.

Due primarily to our limited operating capital, our director compensation program during the year consisted of a one time option grant in lieu of future meeting fees.  The one-time option grant was initially set at 65,000 shares, which was amended to increase the option grant to 100,000 shares on May 9, 2008 and our existing non-employee directors were granted an additional grant of 35,000 shares for the difference.  Outside directors are reimbursed for their expenses associated with travel to and from Board meetings and meetings with management.  Certain fees previously earned by former non-employee directors for attending Board and Committee meetings in the amount of $34,000 have been deferred instead of being paid.  No cash fees were paid to our directors during the year.

Provided sufficient capital is determined to be available and in order to attract and maintain participation of qualified directors, our board may revise the director compensation program in the future to provide for payments for attendance of meetings and of services on committees, and as chair of such committees, particularly as to the recently established executive committee.

The following table sets forth the compensation of our non-employee directors in 2008.

Director Compensation

Name	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Richard T. Welch	40,150	-	40,150
Derek G. Hennecke	37,550	-	37,550
Marc K. Siegel	35,600	-	35,600
Kevin H. Sills	29,100	-	29,100

(1)
The compensation amount reflected with respect to these awards represents the 2008 compensation expense associated with outstanding option grants to our non-employee directors.  Upon joining our board of directors Messrs. Welch and Hennecke received one-time grants, in lieu of cash fees, consistent with our director compensation program approved by our board of directors.  Mr. Welch and Mr. Hennecke were granted options at $0.44 and $0.41 per share, respectively, the closing price on the date of grant.  These options were immediately exerciseable.  Mr. Sills joined the board on April 8, 2008 and received a one-time option award of 65,000 shares as his compensation for service on our board of directors at an exercise price of $0.57 per share, which was the closing price of our stock on the date of grant.  Mr. Siegel joined the board on April 27, 2008 and received a one-time option award of 65,000 shares of common stock exerciseable at $0.76 per share, the closing price on the date of grant. The board compensation was subsequently revised to increase the number of option shares awarded for service on our board of directors by non-employee directors from 65,000 shares to 100,000 shares.  Messrs. Welch, Hennecke, Sills and Siegel each received additional option grant awards of 35, 000 shares at an exercise price of $0.70 per share, which was the closing price on the date of grant.  The amounts reflected in the table with respect to these awards represent the 2008 compensation expense associated with such grants.  The Company uses a Black-Scholes option-pricing model to estimate the fair value of the stock option grant.  The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs.  The average expected life is based on the contractual term of the option and on the simplified approach provided by SAB 107.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues equal to the expected life assumed at the date of the grant.

(2)
No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings, which did not exceed $10,000 individually or in the aggregate for our non-employee directors.

Compensation of Executive Officers

The following table sets forth the aggregate compensation in 2007 and 2008 for services in all capacities paid or accrued by the Company to our Principal Executive Officer and our next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2008 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus $	Option Awards ($) (7)	All Other Compensation ($) (8)	Total ($)
David Hirsch, Chief	2008	$94,903	$50,000	$16,348	$23,744	$184,995
Financial Officer, Acting President and CEO and Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) (1)	2007	—	—	—	—	—

Jeffrey D. Hillman	2008	$180,000	—	$34,069	$5,400	$219,469
Chief Scientific Officer (2)	2007	$180,000		$8,004	$1,500	$189,504

Former Officers
Ronald Evans,	2008	$20,248	—	—	—	$20,248
Former President, CEO and PEO (3)	2007	—	—	—	—	—

Stanley Stein	2008	$145,833	$75,000	$54,050	$40,000	$314,833
Former President, CEO and PEO (4)	2007	—	—	—	—	—

Dotti Delfino, Former	2008	$61,703	—	—	$50,000	$111,703
Chief Financial Officer and PFO (5)	2007	$84,406	—	—	—	$84,406

Robert T. Zahradnik	2008	$80,000	—	$64,500	$89,757	$234,257
Former Acting Chief Operating Officer (6)	2007	$180,000		$16,606	$1,800	$198,406

(1)
Mr. Hirsch joined the Company as an executive on May 14, 2008 and was subsequently appointed to Chief Operating Officer and entered into an employment agreement with the Company.  On July 1, 2008, Mr. Hirsch also assumed the role of our Chief Financial Officer and Principal Financial Officer due to the resignation of Mrs. Delfino.  On March 18, 2009, Mr. Hirsch relinquished his position as Chief Operating Officer to Dr. Zahradnik and assumed the positions of acting President, Chief Executive Officer and Principal Executive Officer.  In connection with his employment, Mr. Hirsch was awarded a bonus of $50,000 of which $16,667 was paid and $33,333 was deferred.  Mr. Hirsch received $11,097 for pre-employment services and $9,600 for relocation expenses, which are both included under “other compensation.”

(2)	At December 31, 2008, none of Dr. Hillman’s reflected salary was deferred.
(3)
Our former director, Mr. Ronald Evans, succeeded Dr. Zahradnik as our President, Chief Executive Officer and Principal Executive Officer in January 2008 and served briefly until February 12, 2008 at which time Mr. Stein became our interim President, Chief Executive Officer and Principal Executive Officer.

(4)
Our former director, Mr. Stanley Stein succeeded Mr. Evans as our acting President, Chief Executive Officer and Principal Executive Officer and subsequently became our President Chief Executive Officer and Principal Executive Officer on April 8, 2008.  On March 18, 2009, Mr. Stein resigned as our President, Chief Executive Officer and Principal Executive Officer and was succeeded by Mr. Hirsch as our acting President, Chief Executive Officer and Principle Executive Officer.  Mr. Stein received a $75,000 bonus, of which, $25,000 was paid and $50,000 was deferred. Mr. Stein’s deferred bonus is subject to being paid upon the Company attaining a certain level of additional capital funding see “Employment Contracts and Change in Control Arrangements” below.  Mr. Stein received $30,000 for pre-employment services and $10,000 for relocation expenses, which are both included under “other compensation.”

(5)
Mrs. Delfino served as our Chief Financial Officer and Principal Financial Officer until July 1, 2008.  Mrs. Delfino retired and resigned and thereafter became a consultant to the Company on an as needed basis.  Mrs. Delfino was not paid any compensation as a consultant to the Company during 2008. In connection with her separation from the Company Mrs. Delfino was paid a lump sum severance of $50,000 in July 2008, which is included under “other compensation.”

(6)
On December 31, 2007, Dr. Zahradnik resigned his position as CEO and President and as a Director. On January 15, 2008, Dr. Zahradnik was paid the portion of his salary that had previously been deferred of $26,250 as well as for his accrued vacation of $21,106 and is included under the “other compensation” column. Following Dr. Zahradnik’s departure as a director and executive officer, the Board determined that Dr. Zahradnik’s experience with, and knowledge of, the Company’s technologies was important and that Dr. Zahradnik could make a valuable contribution to the Company as a consultant. Accordingly, on January 20, 2008, Dr. Zahradnik and the Company entered into a twelve month consulting agreement whereby Dr. Zahradnik provided certain consulting and advisory services to the Company, which the Board approved. Dr. Zahradnik’s paid compensation pursuant to the consulting agreement was $40,000, included under “other compensation” and included a grant of 150,000 stock options that vested in three events of 50,000 shares each based upon certain future milestones.  In May 2008, Dr. Zahradnik subsequently became our vice president of business development, and the consulting agreement was terminated.  On March 18, 2009, Dr. Zahradnik also assumed the role of Acting Chief Operating Officer.  Dr. Zahradnik’s employment with us is at will and his compensation as our Acting Chief Operating Officer was similar to the terms of his former consulting agreement. Dr. Zahradnik resigned as our Chief Operating Officer on April 24, 2009.

(7)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008, and 2007 fair value of the stock awards and option awards to purchase our common stock in accordance with Statement of Financial Accounting Standard 123R “Share Based Payment” (“SFAS 123R”). Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Fair values relating to share grants have been determined under SFAS 123R and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes option-pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with SFAS 123R. The equity-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 1, “Organization and Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. These amounts reflect our accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the executive officers. No stock option awards received by our named executives above were forfeited or cancelled during 2008.

(8)
The Company’s Simple IRA retirement plan requires the Company to match employee contributions up to the first 3% of compensation earned and amounts presented also include the Company’s matching contribution and the amounts in this column for Mr. Hirsch, Mr. Zahradnik and Mr. Hillman include such contributions.  This column excludes certain payments for personal benefits for Mr. Hirsch and Mr. Hillman that do not exceed $10,000 individually or in the aggregate.

Outstanding Equity Awards

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of the end of the fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END TABLE

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

David Hirsch (1)	66,667	433,333	—	0.49	5/30/2018

Jeffrey Hillman (2)	50,000	25,000	—	0.74	09/08/2011
	200,000	500,000	—	0.85	5/21/2018
Former Officers:

Ronald Evens	65,000	—	—	0.53	7/2/2008
	30,000	—	—	0.41	7/2/2008

Stanley Stein (3)	65,000	—	—	0.49	6/18/2009
	100,000	650,000	—	0.48	3/31/2010

Dotti Delfino (4)	30,000	—	—	0.32	10/15/2008
	100,000		—	0.53	10/15/2008

Robert Zahradnik (5)	50,000	—	—	0.44	5/24/2009
	—	50,000	—	1.00	5/24/2009
	—	50,000	—	2.00	5/24/2009

(1)	David Hirsch received options in connection with entering into an employment agreement with us. See “Employment Contracts and Change in Control Arrangements.”
(2)
Dr. Hillman was awarded options to acquire 700,000 share of common stock on May 21, 2008.  These options vest as follows: 200,000 shares immediately and the remaining 500,000 share vest when the Company’s stock price reaches certain levels (150,000 shares vest at $1.00 per share, 150,000 shares vest at $2.00 per share and 200,000 share vest at $3.00 per share).

(3)
Mr. Stein was originally granted 65, 000 upon becoming a director which vested immediately.  These shares expire on June 18, 2009 following Mr. Stein’s resignation as a director on March 18, 2009.  Mr. Stein’s other option grant of 750,000 shares consist of 100,000 of the option shares that became exercisable on April 9, 2008 and the remaining 650,000 option shares become exercisable, upon the Company's stock reaching certain share prices as follows: 150,000 option shares if reaches $1.00 per share, 150,000 option shares if reaches $2.00 per share, 150,000 option shares if reaches $3.00 per share and 200,000 option shares if reaches $5.00 per share. This option award was amended to continue forth in connection with Mr. Stein’s consultant agreement with the Company.

(4)
Mrs. Delfino was granted option in connection with her employment with us and the options were continued as Mrs. Delfino agreed to provide consulting services to us on an as needed basis for a one year period.  Mrs. Delfino’s options expire 90 days after the termination of the consulting agreement.

(5)
Dr. Zaharadnik’s options were awarded in connection with his consulting agreement and were continued in connection with his employment status.  These options vest as follows: 50,000 shares immediately and the remaining 100,000 share vest when the Company’s stock price reaches certain levels (50,000 shares vest at $1.00 per share, 50,000 shares vest at $2.00 per share ).

There were no stock options exercised by the Named Executive Officers during the year ending December 31, 2008.  No stock awards were given during the fiscal year 2008.  We do not have any long-term incentive plans that provide compensation intended to serve as incentives for performance other than our Amended and Restated 2002 Stock Option and Incentive Plan.

Employment Contracts and Change in Control Arrangements

Our former President and CEO, Dr. Robert T. Zahradnik, did not have an employment agreement with us, but in his offer letter he was to be compensated at the rate of $180,000 per annum, receive 20 days accumulating vacation/sick leave annually and be provided the same employee benefit package available to all employees. Dr. Zahradnik has also signed our Company’s non-disclosure and non-compete agreements. Our employment arrangement with Dr. Zahradnik was “at will.”  Dr. Zahradnik’s position with us as a President and Chief Executive Officer ended on December 31, 2007.  Following his resignation from the board of directors and as President and CEO, Dr. Zahradnik provided consulting services to the Company until rejoining the company in May 2008 as a vice-president of business development.  Mr. Zahradnik subsequently assumed the additional role of Acting Chief Operating Officer effective March 18, 2009 following the departure of Mr. Stanley Stein and the assumption of Mr. Stein’s duties by David Hirsch and the relinquishment by Mr. Hirsch of his duties as Chief Operating Officer. Dr. Zahradnik resigned from his position as Acting Chief Operating Officer on April 24, 2009.

Dr. Ronald Evens, our former director, became our interim chief executive officer and President upon Dr. Zahradnik’s departure and served in such interim capacity until February 12, 2008. For serving in such capacity Dr. Evens’ compensation was $20,248 and included a grant of stock options for 30,000 shares.  Upon Dr. Evens departure as interim Chief Executive Officer, Mr. Stanley Stein, our director, became our interim Chief Executive Officer and President.

Mr. Stein’s initial compensation arrangement was pursuant to an offer letter that provided for an annual rate of compensation of $175,000 and relocation expenses of $10,000. Mr. Stein also was compensated in the amount $30,000 in connection with his initially commencing services and was expected to receive an award of stock options under our Amended and Restated 2002 Stock Option and Incentive Plan.

On April 8, 2008, Mr. Stein became our Chief Executive Officer and President, and entered into an employment agreement with us.  The initial term of the Employment Agreement is for one year and shall automatically be extended for successive one year renewal terms.  Mr. Stein shall receive an annual salary of not less than $175,000 and is eligible to receive bonuses at the discretion of the Compensation Committee of the Board of Directors.  Mr. Stein was granted stock options to acquire 750,000 shares of common stock under our Amended and Restated 2002 Stock Option and Incentive Plan (the “Stock Option Plan”).  The options vested as follows:  100,000 shares on April 9, 2008; 150,000 shares on the dates which the Company’s stock price equals or exceeds $1.00 per share, $2.00 per share and $3.00 per share respectively, and 200,000 shares on the date which the Company’s stock price equals or exceeds $5.00 per share.  Mr. Stein resigned as President, Chief Executive Officer and Director effective March 18, 2009 and his employment agreement was terminated.  In connection with Mr. Stein’s separation from employment he is to be paid his accrued compensation earned through the date of termination, which includes an accrued bonus payment of $50,000 upon the occurrence of certain specified events.  In addition, Mr. Stein is to be paid $1,500 for nine months to cover post-separation expenses.  After separation from employment with us, Mr. Stein became a consultant to the Company with his previously granted options continuing so long as Mr. Stein serves as a consultant to the Company.  As a result of Mr. Stein’s resignation, Mr. Hirsch was appointed to serve as our acting President and Chief Executive Officer.

Mr. Hirsch began working for us as a consultant in April 2008 and became a full time employee in May 2008.  In connection with Mr. Hirsch’s appointment, effective June 27, 2008, as our Chief Operating Officer, Mr. Hirsch entered into an employment agreement with us which was amended on July 15, 2008 when he also became our Chief Financial Officer upon the retirement of our former Chief Financial Officer Mrs. Dorothy Delfino.  The initial term of the Employment Agreement is for one year and shall automatically be extended for successive one year renewal terms.  Pursuant to his employment agreement, Mr. Hirsch receives an annual salary of not less than $150,000 and is eligible to receive bonuses at the discretion of the Compensation Committee of the Board of Directors.  Mr. Hirsch was granted stock options to acquire 500,000 shares of common stock under the Stock Option Plan.  These options vest as follows: 66,667 shares vest immediately, 100,000 shares on the dates which the Company’s stock price equals or exceeds $1.00 per share, $2.00 per share and $3.00 per share respectively, and 133,333 shares on the date which the Company’s stock price equals or exceeds $5.00 per share.

 If Mr. Hirsch is involuntarily terminated he shall receive his base salary accrued through the date of termination, and any nonforfeitable benefits earned and payable to him under the terms of the deferred compensation, incentive or other benefit plan, payable in accordance with the terms of the applicable plan.  In addition, if Mr. Hirsch’s separation from employment is not voluntary, for cause or due to death or disability, the Company would be obligated to pay Mr. Hirsch a series of nine (9) equal monthly payments equal to one-twelfth (1/12th) of his annual base salary in effect on the date of such termination as severance and any unvested options shall vest.  If he is terminated for cause, he shall be entitled to receive his base salary accrued through the date of termination and any nonforfeitable benefits already earned and payable to Mr. Hirsch under the terms of the deferred compensation or incentive plans maintained by the Company. If Mr. Hirsch voluntarily resigns, he shall be entitled to this base salary accrued through termination and any nonforfeitable benefits already earned and payable to Mr. Hirsch under the terms of the deferred compensation or incentive plans maintained by the Company.  In the event of a Change in Corporate Control the vesting of any stock options or other awards under the terms of the Stock Option Plan shall become immediately vested in full and in the case of stock options exercisable in full.  If Mr. Hirsch is terminated within six months of a change in control (as such term is defined in his employment agreement), Mr. Hirsch would be entitled to receive, in lieu of the foregoing severance payment described above, a series of twenty-four (24) equal monthly payments equal to one twelfth (1/12) of Mr. Hirsch’s annual base salary in effect at the time of a change in control.  The employment agreement also includes non-disclosure and non-compete provisions as well as a lump sum payment equal to the sum of the executive’s accrued base salary, unpaid amounts of any bonuses earned with respect to the fiscal year of the Company most recently ended and the death benefits payable under any retirement, deferred compensation or other employee benefit plan maintained by the Company in the event of an executive’s death during the term of the agreement.

Mr. Hirsch became our Acting President and Chief Executive Officer effective March 18, 2009, he also continues in his role as our Chief Financial Officer, however, Mr. Hirsch did not receive any adjustment in his compensation upon assuming the role of our acting President and Chief Executive Officer.

We have an employment agreement with Jeffrey D. Hillman, our Chief Scientific Officer. His three-year agreement commenced on January 1, 2004 and provides for automatic one-year extensions after December 31, 2007. Under the terms of our employment agreement with Dr. Hillman, we are obligated to pay Dr. Hillman compensation of $180,000. He is also eligible for participation in incentive stock compensation plans. The employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement and 20 days accumulating vacation/sick leave annually. If Dr Hillman is terminated by the Company without cause (as defined in the agreement) or within twelve months following a change of control (as defined in the agreement), or if he leaves for good reason (as defined in the agreement), he will be entitled to severance payments, at his then annual base salary and all stock options granted to the executive and any benefits under any benefit plans shall become immediately vested and to the extent applicable, exercisable.  If Dr. Hillman voluntarily resigns he shall receive no further compensation after the effective date of such resignation.  The employment agreement also includes non-disclosure and non-compete provisions, as well as salary payments for a three month period in the event of an executive’s death or disability during the term of the agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 27, 2009, certain information concerning the beneficial ownership of each class of our voting securities by: (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of our common stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or named executive officer is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after April 27, 2009 through the exercise of any stock option, warrant or other right, or conversion of any security. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of Ownership(2)
5% Shareholder
George T. Hawes (3)	14,041,323	34.35%

Directors and Officers
David B. Hirsch (4)	66,667	*
Jeffrey D. Hillman (5)	4,456,914	11.55%
Richard T. Welch (6)	100,000	*
Kevin H. Sills (6)	100,000	*
Marc K. Siegel (6)	100,000	*
Derek G. Hennecke (6)	100,000	*

All Officers and Directors as a Group (6 Persons)	4,923,581	12.61%

Former Officers
Robert T. Zahradnik (7)	981,000	2.55%
Stanley Stein, former Principal Executive Officer (8)	165,000	*
Dorothy Delfino, former Principal Financial Officer (9)	155,000	*

*	less than one percent

(1)	Except as indicated, the address of the person named in the table is c/o 13700 Progress Boulevard, Alachua, Florida 32615.

(2)
For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 38,316,585 shares of common stock outstanding as of April 27, 2009, plus the number of shares of common stock that such person has the right to acquire within 60 days after April 27, 2009.

(3)
Based upon information provided by Mr. Hawes in his Schedule 13D/A filing with the SEC on July 8, 2008.  The amount of shares includes 2,557,778 shares issuable pursuant to currently exerciseable warrants and excludes 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock owned by Mr. Hawes wife for which he disclaimed beneficial ownership. Mr. Hawes address, as reflected in Schedule 13D/A, is 390 Plandome Road, Suite 222, Manhasset, New York 11030.

(4)	Represents currently exerciseable options awarded to Mr. Hirsch in connection with his employment with us and excludes 433,333 options, not currently exerciseable.

(5)
Includes 4,056,914 shares held by the 2002 Jeffrey Hillman Trust, 150,000 shares held directly by Jeffrey D. Hillman, currently exerciseable outstanding options for 250,000 shares and excludes options to acquire 525,000 shares that are not currently exerciseable.

(6)	The share amounts reflected represent currently exerciseable outstanding options granted in connection with service on our board of directors to our non-employee directors.

(7)	Includes 881,000 shares held by Dr. Zaharadnik and outstanding options to acquire 100,000 shares that are currently exerciseable.

(8)	Represents currently exerciseable options.

(9)	Represents currently exerciseable options.

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

The Audit Committee of the Board of Directors is responsible for reviewing all transactions between the Company and any officer or Director of the Company or any entity in which an officer of Director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties.

Consulting Fees

We continue to owe Dr. Hillman, our director and Chief Scientific Officer, $55,000 for consulting services he provided to us in 2001 and 2002.  No interest is being accrued on this outstanding obligation.  In addition, Dr. Hillman is owed $26,250 for salary deferred prior to 2008.

Financing Transactions

On June 12, 2008, our Securities Purchase Agreement (“SPA”) with two accredited investors became binding and we closed on $2,600,000 in equity based financing with net proceeds of $2,515,000. We issued a total of 5,777,778 shares of restricted common stock in the private placement. The shares were sold to two accredited investors (including our largest shareholder and affiliate, Mr. George T. Hawes) at $0.45 per share. Each participating investor also received warrants to purchase shares of common stock at the price of $1.30 per share. One warrant was issued for each share of common stock issued for a total of 5,777,778 shares that may be acquired upon exercise of the warrants. The warrants are exercisable and expire June 12, 2013.

Mr. George T. Hawes (“Mr. Hawes”), has certain rights pursuant to the SPA.  Pursuant to the SPA Mr. Hawes:

•      has the right to prior consent (which consent shall not be unreasonably withheld or delayed) until the earliest to occur of the following: (i) June 12, 2010; or (ii) the date that the Fair Market Value of the Common Stock exceeds $2.00, to the Company's issuance of  debt securities that are convertible into any class of common or preferred stock of the Company; or the Company’s issuance of any shares or series of preferred stock or any shares or classes of common stock with superior rights or preferences to the existing Common Stock; or the Company's pledge or otherwise granting any security interest or other encumbrance over any of its intellectual property in connection with any loan or similar investment in the Company (for the avoidance of doubt, excluding without limitation, licenses, joint ventures and strategic alliances with operating companies, purchases and sales of assets, and similar strategic investments in the best interest of the Company as determined by the Company’s Board of Directors);

•      has the right to be notified by the Company to the extent the Company engages in discussions with any third parties with respect to such further debt or equity financings, and thereafter, Mr. Hawes shall reply to the Company in writing and indicate whether or not he will match such financing at the price and on the terms specified in such notice of the additional financing offer, (i) in the case of financings of less than $3 million in aggregate, within three (3) days after the Company receives an unconditional offer to finance from a qualified investor, and (ii) in the case of financings of $3 million or greater in aggregate, within three (3) days after receipt of any proposed term sheet for such additional financing (which the Company shall forward to Mr. Hawes);

•      has the obligation, to the extent Mr. Hawes elects to exercise his right of first refusal, to bear the costs and expenses reasonably incurred by the funding source with respect to such additional financing;

•      has the right of first refusal on future debt or equity financings by the Company, until June 12, 2010, excluding any equity issuances pursuant to the Company’s employee benefit awards plans or arrangements, and any equity issuances related to joint venture or strategic alliance initiatives approved by the Company’s board of directors; and

•      has the right to participate in any such equity financing to acquire such number of shares or securities as necessary to maintain his percentage ownership in the Company immediately following the closing of such offering (such percentage of ownership to be determined exclusive of the warrants acquired by Mr. Hawes under the Agreement) by participation in such equity financing at the same price and on the same terms as such additional equity financing until June 12, 2010.

The description of the above rights and associated obligations of Mr. Hawes is qualified by reference to the entire SPA which was previously filed with the Securities and Exchange Commission as an exhibit to
Form 8-K dated June 13, 2008.

On August 7, 2007, we closed on $1,171,591 in equity based financing.  We issued a total of 4,600,000 shares of restricted common stock and warrants to acquire 4,600,000 shares of common stock in a private placement to accredited investors.   The shares were sold to accredited investors at $0.25 per share, except that per stock exchange requirements, a former director, acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007.  One of our shareholders, George Hawes participated in this offering and acquired 1,100,000 shares and 1,100,000 warrants.  Each warrant to purchase shares of common stock is exerciseable at the price of $0.58 per share.  The warrants expired on August 8, 2008 (the “August 2007 Warrants”).  On January 31, 2008 we amended the August 2007 Warrants, to reduce the exercise price to $0.44, which was the fair market value on the date of the amendment for a designated period of time (from January 28, 2008 to February 29, 2008) following which the exercise price reverted back to $0.58.  Prior to the expiration of the August 2007 Warrants, 3,386,364 shares were issued upon exercise at the amended exercise price George Hawes acquired 500,000 shares at the reduced exercise price.

On March 6, 2006, we issued a total of 1,500,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock in a private placement to accredited investors.  We received gross proceeds of $600,000 in the private placement and incurred estimated costs of approximately $75,000 resulting in net proceeds of approximately $525,000.  One of our shareholders, George Hawes, acquired 587, 500 shares and 587,500  warrants in connection with this private placement.  Each warrant was exercisable on or before February 8, 2009 to acquire one share of common stock at a price of $0.60 per share (the “March 2006 Warrants”).  On January 17, 2009 we amended the March 2006 Warrants.  Pursuant to the amendment, the warrant exercise price was reduced to $0.44, which was the fair market value on the date of the amendment.  Prior to the expiration of the March 2006 Warrants, 1,150,000 shares were issued upon exercise at the amended exercise price.  Drs. Hillman and Zahradnik and a former director participated in exercising the warrants they had received in the private placement to each acquire  62,500 shares of common stock at the reduced exercise prices.   Mr. George Hawes also participated by acquiring 737, 500 shares upon the exercise of his warrants (as well as 150,000 warrants that had been transferred to him) at the reduced exercise price.  The remaining unexercised March 2006 Warrants expired and are no longer outstanding.

Our director, Dr. Marc Siegel entered into a consulting agreement with us to provide certain media relations services to us.  In connection with Dr. Siegel’s services as a consultant he was paid $9,600 in 2008.

Relationships

During 2008, Dr. Zahradnik’s wife provided administrative services to the Company as an independent contractor on an as-needed basis at an hourly rate and was paid an aggregate of $5,925 during fiscal 2008.  As of February 15, 2008, Ms. Zahradnik was no longer providing these services to the Company.

ITEM   14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Other Fees

The following table presents fees incurred for professional audit services rendered by our independent registered public accounting firm, Kirkland, Russ, Murphy and Tapp, PA for the audit of our financial statements for the years ended December 31, 2008 and December 31, 2007, and fees for other services rendered by Kirkland, Russ, Murphy and Tapp and other accounting firms whom assisted on special projects during those periods.

Type of Fees	2008	2007

Audit Fees (1)	$110,150	$88,000
Audit-Related Fees (2)	8,075	18,428
Tax Fees (3)	3,000	3,000
All Other Fees (4)	—	7,443
Total	$121,225	$116,871

(1)           Audit Fees: These fees consist of aggregate fees billed or to be billed by Kirkland, Russ, Murphy and Tapp, PA of $88,000 for professional services rendered in connection with their audit of the Company’s 2008 and 2007 financial statements, respectively, including the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

(2)           Audit-Related Fees:  There were fees billed by Ernest & Young LLP and Kirkland, Russ, Murphy and Tapp, PA for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above under the caption "Audit Fees."

(3)           Tax Fees:  There were fees billed by Kirkland, Russ, Murphy and Tapp, PA for professional services for tax compliance and tax advice.

(4)           All Other Fees:  There were fees billed by various CPA firms in 2007 of $7,443 in connection with the professional services associated with the Company’s compliance with the Sarbanes-Oxley Act of 2002 filings for small businesses.  No fees were billed for 2008.

            The Audit Committee approves in advance all audit and non-audit services to be performed by the Company’s independent registered public accounting firm.  The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Kirkland, Russ, Murphy and Tapp, PA for up to twelve (12) months from the date of the pre-approval.  If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference to the Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April __, 2009

ORAGENICS, INC.

By:	/s/ David B. Hirsch
David B. Hirsch, Acting President and Chief Executive Officer, and Chief Financial Officer and Principal Executive Officer.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

*Filed herewith