Form 10-Q
period 2009-03-31
ORAGENICS INC
filed 2009-05-20
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2009, there were 38,316,585 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31,	December 31,
Assets	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$57,923	1,165,933
Accounts receivables, net	7,382	6,286
Inventory	64,843	11,814
Prepaid expenses and other current assets	102,087	86,666

Total current assets	232,235	1,270,699

Property and equipment, net	267,119	323,424

Total assets	$499,354	1,594,123

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,583,308	1,743,684
Short term note payable	54,700	27,687

Total current liabilities	2,638,008	1,771,371

Shareholders' deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,316,585 shares
issued and outstanding at March 31, 2009 and December 31, 2008	38,316	38,316
Additional paid-in capital	19,795,915	19,776,971
Accumulated deficit	(21,972,885)	(19,992,535)

Total shareholders' deficit	(2,138,654)	(177,248)

Total liabilities and shareholders' deficit	$499,354	1,594,123

See accompanying notes.

Oragenics, Inc.

Statements of Operations
(Unaudited)

	Three months ended
	March 31
	2009	2008

Revenues	$124,272	125,000

Cost of sales	11,780	-

Operating expenses:
Research and development	585,664	478,373
Selling, general and administrative	1,507,155	447,722

Total operating expenses	2,092,819	926,095

Loss from operations	(1,980,327)	(801,095)

Other income (expense):
Interest income	522	4,599
Interest expense	(545)	-
Gain on sale of property and equipment	-	4,860

Total other income (expense), net	(23)	9,459

Loss before income taxes	(1,980,350)	(791,636)

Net loss	$(1,980,350)	(791,636)

Basic and diluted net loss per share	$(0.06)	(0.03)

Shares used to compute basic and diluted net loss per share	35,069,261	29,833,302

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31
	2009	2008
Cash flows from operating activities:
Net loss	$(1,980,350)	(791,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,379	62,649
Stock-based compensation expense	18,944	130,993
Gain on sale of property and equipment	-	(4,860)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,096)	-
Inventory	(53,029)	-
Prepaid expenses and other current assets	(15,421)	4,374
Accounts payable and accrued expenses	839,624	92,849
Deferred compensation	-	(26,250)

Net cash used in operating activities	(1,125,949)	(531,881)

Cash flows from investing activities:
Purchase of property and equipment, net	(9,074)	-
Proceeds from sale of property and equipment, net	-	27,250

Net cash (used in) provided by investing activities	(9,074)	27,250

Cash flows from financing activities:
Borrowings under short term note payable	53,087	-
Payments on short term note payable	(26,074)	-
Net proceeds from issuance of common stock	-	1,996,000

Net cash provided by financing activities	27,013	1,996,000

Net (decrease) increase in cash and cash equivalents	(1,108,010)	1,491,369

Cash and cash equivalents at beginning of the period	1,165,933	475,508

Cash and cash equivalents at end of the period	$57,923	1,966,877

Supplemental disclosure of cash flow information

Interest paid	$545	-

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements
(Unaudited)

1.	Organization and Significant Accounting Policies

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “ONI”) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is dedicated to developing technologies associated with oral health, broad spectrum antibiotics and general health benefits.

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2009. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies and that it believes its working capital will be insufficient to meet the business objectives as presently structured and that without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company currently believes that it will have sufficient resources to commercialize selective products and that it will obtain funding to further develop and commercialize other products.

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

In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109 ” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company effective January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized a $252,827 increase in the liability for unrecognized tax benefits that are related to research and development credits, which was accounted for as a reduction to the January 1, 2007 balance of the deferred tax asset valuation allowance. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

5.	Stock Options Issued During the 1st Quarter, 2009

During the quarter, the Company did not issue any stock options and there were no forfeitures recorded.  From January, 1, 2009 to the date of this filing, 85,000 stock options previously granted have vested. Stock option compensation expense of $18,944 was recorded and is a non-cash expense.  This amount is included in research and development and general and administrative expenses in the accompanying statements of operations.

6.	Outstanding Warrants and Stock Options

As of the date of this filing there are approximately 5,777,778 warrants outstanding and there are approximately 4,570,000 stock options have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 10,347,778. If all warrants and stock options were exercised, the total number of outstanding shares would be approximately 48,664,363.

7.	Revenue Recognition

The Company recognizes revenue from the sales of product when title and risk of loss pass to the customer, which is generally when product is shipped.  Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant.

8.	Inventory

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

During the past few months, we have transitioned from strictly a research and development company, and have started the commercialization of some of our technologies.  Although we feel that we have made significant progress in many areas, the financial condition of the Company has forced us to temporarily halt many of the initiatives we had in place.  At present, we are focusing the entire efforts of the Company to secure appropriate financing.

During the quarter and up to the date of this filing, the following significant events occurred:

•
Dr. Martin Handfield joins the Company.  On Jan 1, 2009, Dr. Martin Handfield was appointed to the new position of Director, Research and Development. Prior to joining the Company, Dr. Handfield was a tenured faculty member at the Center for Molecular Microbiology and Department of Oral Biology, University of Florida. Martin received his Ph.D. from Laval University in Canada and is a co-inventor of the Company’s IVIAT platform technology that enables the rapid identification of novel and potentially important gene targets associated with the natural onset and progression of human infections.

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

•
Garden of Life. On February 4, 2009, we announced that Garden of Life has been awarded rights to use our oral-care probiotic ingredient, ProBiora3. This agreement gives Garden of Life exclusive rights to use ProBiora3 in the natural products market. ProBiora3 is a patent-pending probiotic formula containing a blend of three bacteria that work below the gum line to address oral health at its root cause.

•
Management & Board of Directors Changes.  The following changes to the Management team and the Board of Directors occurred during the first quarter and the subsequent weeks until the time of this filing:

●
On March 17, 2009, we announced that Stanley Stein resigned from his position as the Company’s President and Chief Executive Officer, that David Hirsch was appointed acting Chief Executive Officer and would remain as the Company’s Chief Financial Officer, and that Robert Zahradnik, Vice President of Business Development, was appointed acting Chief Operational Officer.

●	On April 24th, 2009, Robert Zahradnik resigned as Vice President of Business Development and acting Chief Operating Officer.
●	On May 9th, 2009, Dr. Marc Siegel resigned as a Director of the Company.

•
Strategic Alternatives.  On May 7th, we announced that we would continue to seek strategic alternatives to fund the Company such that it can continue operations.  These alternatives include, but are not limited to, raising capital through the sale of equity, the sale of specific business units, and the sale of the entire Company. If our efforts are unsuccessful, we may be forced to discontinue operations and liquidate the Company’s assets.  There can be no assurances that we will be able to fund the Company or that the liquidation of the Company’s assets can be avoided.

Financial Position

Our current financial condition coupled with the difficult economic climate has left us with a limited number of options to adequately fund the Company such that we can continue operations. While we remain optimistic that we will find an alternative that will allow us to continue to operate as a going concern, there can be no assurance that we will be able to do so. These alternatives include, but are not limited to, raising capital through the sale of equity, the sale of specific business units, and the sale of the entire Company. If our efforts are unsuccessful, we may be forced to discontinue operations and liquidate the Company’s assets or file for protection from our creditors under Chapter 11 of the Federal Bankruptcy Code.

Since our inception, the Company has funded a significant portion of its operations from the public and private sales of its securities. There have been no significant revenues from operations during the last two years. All of our revenues have been from sponsored research agreements and various governmental grants. At this time we have not generated meaningful revenues from sales of products. However, if we are able to raise additional capital to continue operations, we anticipate meaningful purchase orders and/or revenues from the sale of EvoraPlusTM, our oral probiotic, as early as the 3rd quarter of the current calendar year.  We also anticipate that in the coming months, we will have opportunities to partner with or license to large global concerns for some of our technologies.  It is also likely that we may be able to negotiate upfront payments for these potential partnerships and/or licenses.

Due to the strained financial condition of the Company, we have reduced our operational expenses and on April 30th, 2009, to conserve capital, we terminated the employment of thirteen employees, leaving us with five full-time employees who are presently working for deferred compensation and fringe benefits.

Business Objectives and Milestones

We have a number of products and platforms. For ease in understanding, we have broken these products and platforms down into four distinct Divisions:

(1) Consumer Healthcare, which consists of ProBiora3TM, the EvoraPlusTM, Teddy’s PrideTM and EvoraKidsTM as well as the LPT3-04TM weight loss agent;

(2) Diagnostics, which consists of the PIVIATTM and PCMATTM platforms;

(3) Antibiotics, which consists of the DPOLTTM lantibiotic synthesis platform; and

(4) Replacement Therapy, which consists of our SMaRTTM Replacement Therapy technology.

Consumer Healthcare

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

We have developed a bifurcated strategy where we will establish two separate brands; (1) where the actual technology, ProBiora3TM, will be branded as an active ingredient for licensing and private labeling, and (2) where we will market products under the three house brand names below.   Our house brands contain different ratios, or blends, of the three natural strains contained in ProBiora3TM and potentially different delivery mechanisms such that each product will be tailored to the needs of specific markets. The products currently in production or the product pipeline are:

• EvoraPlusTM, a product with equal weight of all three strains that is optimally designed for the general consumer market.

• Teddy’s PrideTM, a product that has a mixture which focuses exclusively on gum disease, a problem endemic with cats and dogs.

• EvoraKidsTM, a product that has a greater concentration of strains designed to reduce dental caries, which is more of an issue for children.

Other house products with different formulations and delivery systems are also in planning. EvoraPlusTM was the first product to market with Teddy’s Pride TM expected to follow in the coming months. EvoraPlusTM is a probiotic mint packaged in a 60 unit box with four 15 dose blister packs. The intended usage is to take one mint twice a day after brushing. As such, one box is designed to include a one-month’s supply of EvoraPlus TM. We have completely outsourced the manufacturing and fulfillment processes.  Our manufacturer is a large, GMP certified manufacturer with the ability to scale production to meet our expected needs.

Marketing Progress

Anticipated sales of EvoraPlusTM have been slow to materialize for a variety of reasons including; the weakening global economic environment, the timeliness of the product’s launch, and delays in the adoption rates by mass retailers.  Sales have also been hampered due to the lack of appropriate funds available to drive our marketing efforts.

Our initial efforts to drive sales of our house products through the production of a one-minute television spot have been delayed.  Initial testing of our spot ad was not satisfactory.  However, we are re-formatting our spot ad and we anticipate that the new version will be more successful in generating demand for our products.  However, our ability to purchase adequate media time may be limited due to a lack of available capital.

We have made significant progress in our efforts to generate interest in the sale or licensing of ProBiora3TM as an active ingredient.  We have had multiple, meaningful discussions with several large, global consumer products companies who are interested in incorporating the technology into products already in the stream of commerce.  Many of these products are well known and used by millions of people on a daily basis.  We anticipate that it is likely that we will be able to sell or license ProBiora3TM to one or more of these companies by the end of the year.

We have made significant progress in our efforts to procure distributors to penetrate global markets.  We are in negotiations with a large, multi-billion dollar Japanese company that has expressed an interest in obtaining exclusive distribution right to Japan and the Pacific Rim.  We are also in discussions with a large distributor for the European markets.  We anticipate, assuming we are able to secure funding, that we will have distributors in place to cover Asia, Europe and Latin America by the end of the year.  We are also hopeful that we will be able to secure upfront payments for exclusivity in certain regions.

Despite our efforts to sell our house products and commercialize ProBiora3TM, there can be no assurances that we will meet our timeline for commercialization or that the product will meet the sales projections we have anticipated.

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

We are currently in the process of developing an adequate delivery system for LPT3-04TM.  Due to capital constraints, this process has been delayed and we now anticipate that this process will be complete by the end of the third quarter, 2009. Once this has been accomplished, we plan on initiating subsequent and more comprehensive human trials. These trials are currently expected to begin in late 2009 and should last approximately four to five months.  If the results are satisfactory, we will initiate marketing efforts immediately thereafter; however there can be no assurances that the results of our contemplated clinical trials.

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

Proteomics-based Change Mediated Antigen Technology (PCMATTM) is a platform technology that was derived from and greatly extends the potential applicability of PIVIATTM. This technology rapidly identifies proteins (and their genes) that are expressed when a cell undergoes any sort of change. PCMAT TM has been used to identify proteins of plants that are expressed when it becomes infected. Such genes are excellent targets for manipulation to increase the resistance of the plant to infection. It has also been used to identify novel proteins of human bowel cells that are expressed when the cell undergoes transformation to a cancerous cell. Such proteins are excellent targets for new diagnostics and therapeutic strategies. PCMATTM  has the potential to study an extraordinary range of medical and agricultural applications.

The first major commercial effort that we have undertaken utilizing the PCMATTM platform has been to extract genetic targets from tissue samples containing colorectal cancer. Colorectal cancer affects millions of people worldwide. The current “Gold Standard” in the detection of colorectal cancer is the use of a colonoscopy. Due to the invasive nature and cost of colonoscopies, patient compliance is low. As such, many cases of bowel cancer go undetected until the cancer has reached an advanced stage. Using the PCMATTM diagnostic platform, we have discovered what we believe to be unique genetic markers that appear during the earliest stages of colorectal cancer. As announced last summer, we entered into a Collaboration Agreement with a major, global diagnostics company regarding our gene targets for various stages of colorectal cancer that we discovered using the PCMATTM platform. Although we are highly optimistic about this Collaboration Agreement, there can be no assurances that this Agreement will result in a diagnostic test that will be marketed to appropriate health care professionals, nor can there be any assurance that upon further examination, the diagnostic company will elect to use these markers.  We anticipate that the diagnostics company will finish validation by the end of the third quarter, 2009, at which point they will likely make a decision on whether to include our targets into a diagnostic test.  If they choose to do so, our agreement provides for the payment of milestone fees upon the application of a 510K.

At present, we are in discussions with major global diagnostics companies to license our platforms and gene targets.  We are optimistic about our prospects.  However, there can be no assurances that these discussions will result in licensing or partnership agreements.  We also are further developing our strategy to include the subsequent validation of gene targets after they are identified through our two platforms. This subsequent validation will make discovered targets significantly more valuable. It will also afford us with the ability to continue the development process in-house and potentially design our own diagnostic tests. To that end, we have identified a number of diseases that hold the greatest promise for future revenues from a diagnostic test. We plan on utilizing our platforms to discover gene targets for these diseases. However, these plans have been delayed due to capital constraints.  Once proper funding is secured, we will then proceed accordingly.

If we are able to secure adequate financing, we intend to use our Mexican Subsidiary in conjunction with the Instituto de Biolotecnología, Universidad Nacional Autonoma de Mexico (“IBUNAM”), the premier biotechnology institute in Mexico, for a number of PIVIATTM and PCMATTM projects. Most of these projects will focus on diseases that are problematic to Mexico and Latin America such as cholera and dengue fever. Projects will not only include human diseases but also diseases present in agriculture. As well as applicable problems that are present in the mining industry.

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

This initial antibiotic is very closely related to our lead antibiotic, MU 1140, which has the potential to treat a wide variety of infections, including those caused by MRSA and other drug resistant Gram positive bacteria. Domestically, hospital borne infections alone have been on the rise, with an estimated two-million patients contracting dangerous infection annually leading to one-hundred-thousand deaths. Preliminary studies indicate that MU 1140 may be the first new antibiotic in 35 years for the treatment of tuberculosis. In addition to MU 1140, this technology will allow us to synthesize all 50 of the known lantibiotics and to conveniently modify their structures in order to improve their usefulness as antibiotics for the treatment of infectious diseases. In effect, DPOLTTM will provide a much needed pipeline of antibiotics at a time when drug resistant bacteria are on the rise.

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

Last fall, we announced that we were successful in using the DPOLTTM platform to synthetically produce an analog of the MU 1140 molecule.  We are now in the process of having the synthetic version of MU 1140 scaled to production by Almac Sciences, one of Europe’s largest and most reputable peptide manufacturers. This endeavor is more than half way complete; however, due to capital constraints we have been forced to put the project on hold.  Once adequate financing is secured, we will complete the process of scaling MU 1140, which we anticipate should take an additional four to five months.  This, in turn, should provide us with enough synthetic MU 1140 to conduct preclinical testing.  Once preclinical testing is complete, we will seek partnership and/or licensing opportunities with major pharmaceutical companies with the intent to fund subsequent phase I, II & III FDA clinical trials.

Replacement Therapy

Our Replacement Therapy Division is centered on SMaRTTM Replacement Therapy, our product for dental caries (tooth decay).

SMaRTTM Replacement Therapy

SMaRTTM Replacement Therapy™ is a professional/Rx product intended for the prevention of dental caries (tooth decay). Dental caries remain a major health problem afflicting a majority of the population in the United States and worldwide. Lactic acid production by the oral bacterium Streptococcus mutans has long been known to be integral to the pathogenic process for dental caries. Oragenics Inc.’s replacement therapy technology replaces the indigenous, acid-producing S. mutans with a SMaRTTM effector strain, which has been genetically modified so as not to produce the acid associated with caries formation.

The wild-type S mutans originally used for construction of the SMaRT strain was isolated from a human subject and was carefully selected based on its ability to produce the antibiotic, MU1140. MU1140 has been shown to kill all other strains of S. mutans that it has been tested against. The SMaRTTM effector strain was generated by transforming this wild-type parent strain with recombinant DNA that introduced a large deletion mutation in the gene for lactate dehydrogenase (LDH) eliminating the strain’s ability to produce lactic acid.

Our SMaRTTM effector strain for the replacement therapy of dental caries has the following advantages over existing decay-prevention technologies: (1) a single treatment regimen involving application of SMaRTTM cells onto patients’ tooth surfaces using a cotton tipped swab for five minutes has the potential to provide lifelong protection against most tooth decay; (2) the possibility of deleterious side-effects are negligible since the effector strain is essentially identical to the microorganism which is found universally on the teeth of humans; (3) minimal patient education and compliance is required.

SMaRTTM Replacement Therapy offers the potential for lifelong protection against dental caries following a single, painless application of a genetically modified bacterial strain to the surfaces of the teeth. This technology is currently approved for FDA phase 1b clinical trials. At present, our plans are to initiate phase 1b trials once adequate financing has been achieved.  We anticipate the cost of conducting phase 1b to be under $1MM.  We also anticipate that phase 1b trials will take less than six months to complete.  Once phase 1b trials have been completed and safety has been established, we plan on seeking partnerships and/or licensing arrangements with major pharmaceutical companies.  It would be our intent to use these partnerships and/or licensing arrangements to fund subsequent clinical trials, which we anticipate will be costly and may take several years to complete.

Global Expansion

Although we are domiciled in the United States, we feel that there are numerous advantages in utilizing overseas talent and markets for a variety of our products and technologies.  At present, we have established a Mexican Subsidiary and initiated operations in Mexico earlier this year; however, due to capital constraints, our operations in Mexico have been temporarily halted.  Once funding is secured, we intend on reinitiating our efforts in Mexico on several fronts.  Our common stock is currently listed on the NYSE Paris Alternext Exchange and we have investigated establishing operations in France; however, at present, we have temporarily halted our initiatives to expand overseas due to capital constraints.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133  (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

We had $124,272 in revenues in the three months ended March 31, 2009 compared with $125,000 in revenues in the same period in 2008. The revenue was generated from the National Science Foundation (NSF) Phase II grant for work utilizing the Company’s proprietary DPOLT TM technology in the amount of $100,000 and EvoraPlus product sales in the amount of $24,272.  Our first quarter operating expenses increased by 126% to $2,092,819 in the three months ended March 31, 2009 from $926,095 in the same period in 2008. Research and development (R&D) expenses increased 22.4% to $585,664 in the three months ended March 31, 2009 from $478,373 in the same period in 2008. This increase was primarily due to consulting fees supporting our DPOLT TM  platform.  Selling, general and administration (S,G&A) expenses increased 236.6% to $1,507,155 in the three months ended March 31, 2009 from $447,722 in the same period in 2008. The increase can be attributed to the Company’s hiring of a new management and new sales team totaling $302,408 in salaries and fringe benefits.  Legal fees increased by $257,615 to support our rights offering initiative, the Alternext Paris exchange and services to expand our global business in Mexico and France.  Consulting fees for investor relations increased by $206,084 due to the need for several investment firms to assist with our cash raising activities.  Other major S,G&A increases include travel and living expenses $155,220 to support global growth initiatives and advertising expenses $90,341 for our EvoraPlus product.

Interest income decreased 88.7% to $521 in the three months ended March 31, 2009 from $4,599 during the same period in 2008. This decrease is primarily due to the Company’s reduced cash position.

We incurred net losses of $1,980,351 and $791,636 during the three months ended March 31, 2009 and 2008, respectively. The increase in our net loss was principally caused by the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.  During the first quarter of 2009, the Company has received $100,000 of restricted funds as part of the $500,000 NSF Phase II grant to advance development of its small peptide antibiotic synthesis program using the Company’s proprietary DPOLTtm. This federal grant will support studies focused on the synthesis and testing of our lead antibiotic, MU 1140.

Our operating activities used cash of $1,125,949 for the three months ended March 31, 2009 and $531,881 for the three months ended March 31, 2008. Our working capital was a deficit of $2,405,773 as of March 31, 2009. Cash used by operations in the three months ended March 31, 2009 resulted primarily from our net loss from operations of $1,980,351.

Our investing activities provided net reduction in cash of $9,074 during the three month period ended March 31, 2009 as compared with a net increase in cash of $27,250 for the same period ending March 31, 2008.

Our financing activities for the three months ended March 31, 2009 provided net cash of $27,013 from the net proceeds of a short term note payable to finance our Product Liability insurance.  Additional details of our financing activities are provided below:

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

Short Term Notes Payable – The Company entered into a short term note payable for $53,087 with an interest rate of 5.75% in March 2009 to finance product liability insurance.  This note matures on January 10, 2010.  The Company entered into a short term note payable in June 2008 with an interest rate of 5.75% to finance D&O and employment related practices liability insurance.  At December 31, 2008 the balance due was $27,687.  There were no loans during the year 2007.

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

Promissory Notes – On April 15th 2009 we entered into a loan agreement with an accredited investor for a short term note in the amount of $100,000.  The note matures on April 15, 2011 and bears interest at the rate of 15% per annum.  In connection with this borrowing we also issued warrants to acquire 100,000 shares of our common stock at an excercise price of $.50 per share and such warrants are exerciseable for five years.  In addition, on May 4th 2009 we borrowed $32,556 from Dr. Jeffery Hillman, our founder, Chief Science Officer and director.  This borrowing is to be repaid upon demand and does not bear interest.  The proceeds from this borrowing were used to purchase inventory for our Consumer Health Care products division.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings.  We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $21,972,885 as of March 31, 2009.  The net loss from operations for the first quarter of 2009 was $1,980,351.  Cash used in operations for the three months ended March 31, 2009 was $1,125,949.  As of March 31, 2009, our principal source of liquidity was $57,923 of cash and cash equivalents.  These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related primarily to clinical testing expenditures, as well as conducting basic research.  These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern.  Our ultimate success depends on our ability to continue to raise capital for our operations.

Because of our limited available financial resources, we have continued to adopt several approaches to reduce expenditures by reducing our matching contributions for the employee retirement plan, appreciably reducing travel and other operating costs, decreasing the use of outside consultants and delaying the production of additional supplies of our SmaRT Replacement Therapy™ technology to be used in later clinical studies.  As of March 31, 2009 and December 31, 2008 deferred payments totaling $143,583 were owed to Jeffrey D. Hillman, David Hirsch, Stanley Stein and $34,000 to members of the former Board of Directors and Audit Committee and are included in the accompanying balance sheets in accounts payable and accrued expenses as of March 31, 2009 and December 31, 2008. These salary payments and meeting fees were agreed to be deferred until such time as we obtain sufficient funding that payment can be made.  There is no time period on the payment of the deferred amounts concerning our officers and former directors.  The deferrals of payments to our officers and former directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.

Our capital requirements for the remainder of 2009 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenue and cash flow from our consumer products and our ability to raise additional capital , including through possible joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

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

To date, we have not obtained financing sufficient to support our plans going forward.  Until such time as additional financing for our operations is obtained, we expect to continue to need to curtail our spending and we could cease operations.  While we continue to focus on our products and technologies, we do not have sufficient capital resources to market our products and complete the development of our technologies.  We had a working capital deficit at March 31, 2009 of $2,405,773. Our currently available cash and cash equivalents of $57,923 is insufficient to enable us to continue to operate beyond May 2009.  Our cash and cash equivalent position is currently less than our total accounts payable.  In the event adequate capital is not raised we would need to curtail or cease all operations until we are able to raise additional capital or we could seek to reorganize under the protection of Federal Bankruptcy Laws.  In addition, we expect to explore strategic alternatives that may be available to us and our technologies.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding that is not in the ordinary course of business or otherwise material to our financial condition or business.  Given our current financial condition it is possible however that we could experience an increase in claims from creditors for which we do not currently have the financial resources to defend.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

$1,980,351 for the quarter ended March 31, 2009

$6,021,742 for the year ended December 31, 2008

$2,311,712 for the year ended December 31, 2007

$2,935,719 for the year ended December 31, 2006

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We have experienced losses from operations during the last three years and have an accumulated deficit of $ 21,972,885 as of March 31, 2009 and $19,992,535 as of December 31, 2008.  We have an operating cash flow deficit of $1,125,949 as of March 31, 2009 and $3,835,190 for the year ended December 31, 2008 and we sustained operating cash flow deficits of $1,913,760 and $2,224,538 in 2007 and 2006, respectively. In the fourth quarter of 2008 and first quarter of 2009, we incurred significant additional expenses that were attributable to our delisting from the NYSE Alternext and listing on the NYSE Euronext Alternext Paris Exchange (the "New Paris Listing”).   Our accounts payable and accrued expenses have also increased due to the listing issues as well as due to other operational changes instituted in connection with the launch of our consumer products.  At March 31, 2009, December 31, 2008 and December 31, 2007, we had working capital of approximately ($2,405,773), ($500,672) and $260,534, respectively.

The Company's principal source of liquidity at March 31, 2009 was $57,923 in cash and cash equivalents.  The Company currently does not have sufficient capital to operate beyond May 2009.

We continue to require additional financing to operate through the remainder of the year.

We do not have sufficient capital to sustain our operations beyond May 2009 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:
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

Forward-Looking Statements

This 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our need for and availability of working capital, (b) our financing plans, (c) our strategies, (d) our projected sales and profitability,(e) anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2009.

ORAGENICS, INC.

BY:	/s/ David B. Hirsch
David B. Hirsch, Acting President and Chief Executive Officer, and Chief Financial Officer and Principal Executive Officer

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