Form 10-K/A
period 2008-12-31
ORAGENICS INC
filed 2009-07-24
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 2 on Form 10-K/A is to amend our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 29, 2009 to timely provide the information required by Part III, Items 10 through 14.  The original amendment did not have the date included on the certification required to be filed with the amendment and this filing is being made solely to provide dated certificates by the current officers, as requested by the Securities and Exchange Commission.

        Except as otherwise expressly stated herein, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original 10-K/A, or modify or update in any way disclosures contained in the original Form 10-K or Form 10-K/A.  For more current information regarding the Company, the Form 8-K filed on July 6, 2009 reflecting changes that have occurred at the Company since the aforementioned filings should be reviewed as well as any other subsequent filings that may be made by the Company.

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

Dated:  April 29, 2009

ORAGENICS, INC.

By:	/s/ David B. Hirsch
David B. Hirsch, Acting President and Chief Executive Officer, and Chief Financial Officer and Principal Executive Officer.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

*Filed herewith