Form 10-Q
period 2009-06-30
ORAGENICS INC
filed 2009-08-14
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of August 14, 2009, there were 90,366,898 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30,	December 31,
Assets	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,819,686	$1,165,933
Accounts receivables, trade net	20,248	6,286
Inventory	42,805	11,814
Prepaid expenses and other current assets	69,731	86,666

Total current assets	1,952,470	1,270,699

Property and equipment, net	174,604	323,424

Total assets	$2,127,074	$1,594,123

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$2,282,893	$1,743,684
Short term notes payable	131,852	27,687

Total current liabilities	2,414,745	1,771,371

Long term note payable	1,000,000	-

Total liabilities	3,414,745	1,771,371

Shareholders' deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 90,366,898 and
38,316,585 shares issued and outstanding at June 30, 2009 and December 31,
2008 respectively.	90,367	38,316
Additional paid-in capital	23,963,895	19,776,971
Stock subscriptions receivable	(2,500,000)	-
Accumulated deficit	(22,841,933)	(19,992,535)

Total shareholders' deficit	(1,287,671)	(177,248)

Total liabilities and shareholders' deficit	$2,127,074	$1,594,123

See accompanying notes.

Oragenics, Inc.

Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Revenues	$41,895	$-	$166,167	$125,000

Cost of sales	23,604	-	35,384	-

Operating expenses:
Research and development	394,311	492,667	979,975	971,040
Selling, general and administrative	1,211,017	618,886	2,718,172	1,066,608

Total operating expenses	1,605,328	1,111,553	3,698,147	2,037,648

Loss from operations	(1,587,037)	(1,111,553)	(3,567,364)	(1,912,648)

Other income (expense):
Interest income	-	9,731	522	14,330
Interest expense	(959)	-	(1,504)	-
Gain on sale of property and equipment	11,274	-	11,274	4,860
Gain on extinguishment of payables	707,674	-	707,674	-
Sales tax refund	-	6,710	-	6,710

Total other income, net	717,989	16,441	717,966	25,900

Loss before income taxes	(869,048)	(1,095,112)	(2,849,398)	(1,886,748)

Net loss	$(869,048)	$(1,095,112)	$(2,849,398)	$(1,886,748)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.06)

Shares used to compute basic and diluted net loss per share	38,894,921	33,694,363	38,604,155	31,768,114

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30
	2009	2008
Cash flows from operating activities:
Net loss	$(2,849,398)	$(1,886,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash bonus paid in common stock	100,000	-
Depreciation and amortization	141,168	125,581
Stock-based compensation expense	33,943	454,527
Gain on extinguishment of payables	(707,674)	-
Gain on sale of property and equipment	(11,274)	(4,860)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,962)	-
Inventory	(30,991)	-
Prepaid expenses and other current assets	16,935	(84,479)
Accounts payable and accrued expenses	1,107,632	8,401
Deferred compensation	211,727	(43,750)

Net cash used in operating activities	(2,001,894)	(1,431,328)

Cash flows from investing activities:
Purchase of property and equipment, net	(9,074)	(17,500)
Proceeds from sale of property and equipment, net	28,000	27,250

Net cash provided by investing activities	18,926	9,750

Cash flows from financing activities:
Borrowings under short term note payable	198,742	69,215
Borrowings under long term note payable	1,000,000	-
Payments on short term note payable	(62,021)	-
Net proceeds from issuance of common stock	1,500,000	4,511,000

Net cash provided by financing activities	2,636,721	4,580,215

Net increase in cash and cash equivalents	653,753	3,158,637

Cash and cash equivalents at beginning of the period	1,165,933	475,508

Cash and cash equivalents at end of the period	$1,819,686	$3,634,145

Supplemental disclosure of cash flow information

Interest paid	$1,503	$-
Non-cash investing and financing activities:
Stock subscription receivable	$2,500,000	$-
Issuance of common stock to employees as
settlement of amounts owed	$205,032	$-

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements
(Unaudited)

1.	Organization and Significant Accounting Policies

Oragenics, Inc. (the “Company”) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is dedicated to developing technologies associated with oral health, broad spectrum antibiotics and general health benefits.

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2009. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies and that it believes its working capital will be insufficient to meet the business objectives as presently structured and that without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although, the Company currently believes that it will have sufficient resources to commercialize selective products, it intends to seek additional funding to further develop and commercialize other products.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2009.

5.	Entry into a Material Definitive Agreement

On June 29, 2009, the Company entered into and consummated a private placement of equity and debt financing pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor.  Pursuant to the terms of the Securities Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009.  The promissory note was recorded as a stock subscription receivable and shown as a reduction to shareholders’ equity.  KFLP provided a secured loan of  $1,000,000 to the Company.  The loan is secured by substantially all of the Company’s assets (excluding receivables) and bears interest at the rate of Prime plus 4.0% which is payable quarterly.  The principal of the loan is due in five years.  The warrants expire in five years and are immediately exercisable.

As a result of the transaction the board of directors believes there was a change of control of the Company with the KFLP acquiring a controlling interest of approximately 56.6 % of our outstanding voting common stock.  Two Koski family members, Robert C. Koski and Christine L. Koski were appointed to our Board of Directors.  In addition, following the transaction, the KFLP also has the ability to consent to the selection and appointment of two outside directors.

The KFLP was also granted registration rights in connection with any offerings by the Company of its shares.  Such registration rights require the Company to include a certain amount of the KFLP shares in a Company offering determined based upon 15% of the shares to be publicly offered.

In connection with, and as a condition to the Securities Purchase Agreement, the purchasers, including George Hawes our largest shareholder prior to this transaction, under that certain securities purchase agreement dated June 12, 2008, (the “Hawes Agreement”) entered into waiver and release agreements with us.  In addition, such individuals waived and relinquished any special rights they possessed pursuant to agreements with the Company, including, but not limited to, (i) rights of first refusal (ii) antidilution regarding future equity sales and (iii) covenants regarding secured lending.  In connection with such waivers and releases, warrants to acquire 3,220,000 shares of our common stock at an exercise price of $1.30 per share that were previously issued under the Hawes Agreement were subject to the right of exchange for new replacement warrants to acquire the same number of shares under the same terms except for a change in the exercise price from $1.30 to $0.75.

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Securities Purchase Agreement the Company was required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to such creditors.  The agreed upon reductions in accounts payable with such creditors amounted to $707,674 in aggregate and the reductions were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the reductions agreed to by such creditors.  The reduction was recorded as a gain on extinguishment of payables and reported as Other Income.

6.	Stock Options Issued During the 2nd Quarter, 2009

During the quarter, the Company granted 100,000 stock options to each of Christine Koski and Robert Koski, in connection with their commencement of service on our board of directors.  These stock options vested immediately.  There were no forfeitures recorded during the period.  From January, 1, 2009 to the date of this filing, 673,332 stock options previously granted have vested. Stock option compensation expense of $33,943 was recorded and is a non-cash expense.  This amount is included in research and development and general and administrative expenses in the accompanying statements of operations.

7.	Outstanding Warrants and Stock Options

As of the date of this filing there are approximately 6,877,778 warrants outstanding and there are approximately 4,670,000 stock options have been granted that have not been forfeited.  The total number of outstanding warrants and unexercised stock options is 11,547,778. If all warrants and stock options were exercised, the total number of outstanding shares would be approximately 101,914,676.  This share amount currently exceeds the number of shares of common stock authorized in our Articles of Incorporation.  We plan to hold a shareholder meeting and submit a proposal to our shareholders to amend our Articles of Incorporation to increase our authorized shares of common stock.  Because many of the aforementioned warrants and options are currently out of the money and some of them may be cancelled without being exercised we do not expect all of the shares covered by outstanding options and warrants to ultimately be issued.

8.	Short Term Note Payable

On April 15, 2009, we entered into a loan agreement with an accredited investor for a short term note in the amount of $100,000.  The note matures on April 15, 2011 and bears interest at the rate of 15% per annum.  In connection with this borrowing we also issued warrants to acquire 100,000 shares of our common stock at an exercise price of $.50 per share and such warrants are exercisable for five years.

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

We expect to generate revenue through the sale of our consumer healthcare products.  We have currently received orders for our lead branded consumer products, Probiora3 and EvoraPlus, which we have begun to fulfill.  We are optimistic about the ongoing level of interest we are experiencing with our lead branded products at this time.  As our Probiora3 and EvoraPlus manufacturing, marketing and selling initiatives progress, we expect to experience a higher level of overall expenses associated with such efforts.  We expect the current increases in our expenses to continue into the near future as we fully implement the initiatives we have underway.

Recent Developments

Financing Transaction

Our ability to improve our operations during the quarter was limited due to the significant lack of financial resources available to us.  On April 30th, 2009, to conserve capital, we terminated the employment of thirteen employees, leaving us with five full-time employees who agreed to work for deferred compensation and fringe benefits. Accordingly, during the quarter our primary focus was directed towards raising additional capital.

As a result of our efforts, on June 29, 2009, we successfully entered into and consummated a private placement of equity and debt financing pursuant to a Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Securities Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009 and the KFLP provided a secured loan of  $1,000,000 to the Company.  The loan is secured by substantially all of the Company’s assets (excluding receivables) and bears interest at the rate of Prime plus 4.0% which is payable quarterly.  The principal of the loan is due in five years.  The warrants expire in five years and are immediately exercisable.  As a result of the financing transaction we believe a change of control occurred with the KFLP acquiring a controlling interest of approximately 56.6 % of our outstanding voting common stock.

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Securities Purchase Agreement we were required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to them.  These reductions amounted to $707,674 in aggregate and were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the agreed upon reductions.  These agreed upon reductions have been fully reflected in our financial statements for the period and reported as Other Income.

In connection with, and as a closing condition to the Securities Purchase Agreement, the purchasers, including George Hawes our largest shareholder prior to this transaction, under that certain securities purchase agreement dated June 12, 2008, (the “Hawes Agreement”) entered into waiver and release agreements with us.  In addition, such individuals waived and relinquished any special rights they possessed pursuant to agreements with the Company, including, but not limited to, (i) rights of first refusal (ii) antidilution regarding future equity sales and (iii) covenants regarding secured lending.  In connection with such waivers and releases, warrants to acquire 3,220,000 shares of our common stock at an exercise price of $1.30 per share that were previously issued under the Hawes Agreement were subject to the right of exchange for new replacement warrants to acquire the same number of shares under the same terms except for a change in the exercise price from $1.30 to $0.75.

Because our financial position improved significantly as a result of the financing transaction, we are now in a position to move forward operationally on several fronts.  In addition, due to our improved financial position we have re-initiated normal operations and re-hired many of the employees we were forced to terminate. However, our capital resources are still limited.  As such, our strategy will be to focus the bulk of our capital and human resources on commercializing technologies that hold the most promise in producing revenue in the near term.

Management & Board of Directors Changes

Toward the end of the first quarter and in the second quarter we also experienced changes to our management team and the Board of Directors as follows:

•	On March 18, 2009 our President and Chief Executive Officer, Stanley Stein, resigned and David Hirsch became our acting President and Chief Executive Officer.

•
On April 24, 2009, Dr. Zahradnik, resigned as acting Chief Operating Officer and Vice President of Business Development.  Dr. Zahradnik, however, remains involved with us as a consultant, and is active in assisting us in our efforts to commercialize our ProBiora3 technology.

•	On May 9, 2009, Dr. Marc Siegel, one of our independent directors, resigned.

•	As a result of, and after, the financing transaction, the following changes occurred:

•	Christine Koski, Robert Koski and David Hirsch were appointed to our Board of Directors with Christine Koski elected as Chairperson;

•	Independent directors Welch, Hennecke and Sills resigned from our Board of Directors;

•	Our acting President and Chief Executive Officer, David Hirsch, was appointed President and Chief Executive Officer; and

•	Brian Bohunicky was appointed Chief Financial Officer.

In addition to the foregoing, we expect to add additional outside directors in the future and the KFLP has the ability to consent to such appointments.  Based upon these changes and the significant challenges faced by us during the previous quarter, we believe that we are now positioned to move forward to achieve operational stability, generate revenue and eventually earn profits.  As with any changes, however, we expect to review and evaluate our strategies and initiatives with our new board of directors as we proceed.

Financial Strategy

Since our inception, we have funded a significant portion of our operations from the public and private sales of our securities. Furthermore, we have not earned significant revenue from operations during the last two years. Most of our revenue has been from sponsored research agreements and various governmental grants. We will require substantial capital to fund our business operations and will continue to seek substantial amounts of capital to effectuate our business plans.  The further development, testing and commercialization of our technologies, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us or on favorable terms or at all. The time periods for the expected continued development of our technologies have been extended from those previously indicated by us due primarily to our insufficient capital position.  The time periods for expected developments could also change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital.

Although we have started to earn revenue from the sales of our Consumer Healthcare products and technologies, revenue to date has been modest.  Our objective is that the revenue from Consumer Healthcare products will be sufficient and be able to fully support the continued operations of the Consumer Healthcare Products Division.  Due to our improved financial position, we anticipate additional purchase orders and/or revenue from the sale of EvoraPlusTM, our oral probiotic for adults, during the remainder of the current calendar year.  Additionally, we are optimistic about the launch of Teddy’s PrideTM, our oral probiotic for the companion pet market, which will likely be introduced to the marketplace during the same time period.  We also anticipate that, in the coming months, we will have opportunities to partner with or license some of our technologies to larger global companies.  We hope to be able to negotiate upfront payments in connection with these potential partnerships and/or licenses.

Operational Strategy

We have a number of products and platforms. These products and platforms are structured and viewed by us as four distinct Divisions:

(1) Consumer Healthcare, which consists of ProBiora3TM, the EvoraPlusTM, Teddy’s PrideTM and EvoraKidsTM as well as the LPT3-04TM weight loss agent;

(2) Diagnostics, which consists of the PIVIATTM and PCMATTM platforms;

(3) Antibiotics, which consists of the DPOLTTM lantibiotic synthesis platform; and

(4) Replacement Therapy, which consists of our SMaRTTM Replacement Therapy technology.

Because we have limited capital and human resources, we cannot pursue commercialization and further development of each and every technology that we own simultaneously.  As such, we have decided to pursue a strategic course that focuses the majority of our resources towards those technologies that present the best opportunity to generate revenue for the Company in the short-term.  The allocation of resources is determined by us on a case-by-case basis and is subject to periodic review.  Currently, we are rolling out products in our Consumer Healthcare Division and most of our resources are being deployed in support of that endeavor.  However, we still continue to commit resources to our other three divisions.  As the Consumer Healthcare Division matures and begins to generate meaningful revenue and becomes self-sustaining, we anticipate being able to allocate greater resources to the other divisions.

Technology Descriptions and Objectives

Consumer Healthcare

The specific goal for our Consumer Healthcare division is to rapidly and effectively commercialize ProBiora3TM and LPT3-04TM.

ProBiora3TM (Probiotics).  ProBiora3TM contains three naturally occurring, live microorganisms that help maintain dental and oral health when administered to the host in adequate amounts. The use of yogurt containing live Lactobacillus  cultures is an example of a probiotic application. We will market ProBiora3TM under self-proclaimed GRAS (“Generally Recognized As Safe”) status, which will expedite our marketing efforts because it relieves us of the need for extensive regulatory oversight. Two sets of subjects completed our ProBiora3TM human study in 2006, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of Probiora3 in reducing the levels of specific bacteria in the mouths of young, healthy adult subjects.

We have developed a bifurcated strategy whereby we will establish two separate brands; (1) where the actual technology, ProBiora3TM, will be branded as an active ingredient for licensing and private labeling, and (2) where we will market products under the three house brand names below.   Our house brands contain different ratios, or blends, of the three natural strains contained in ProBiora3TM and potentially different delivery mechanisms such that each product will be tailored to the needs of specific markets. The products currently in production or the product pipeline are:

•	EvoraPlusTM, a product with equal weight of all three strains that is optimally designed for the general consumer market.

•	Teddy’s PrideTM, a product that has a mixture which focuses exclusively on gum disease, a problem endemic with cats and dogs.

•	EvoraKidsTM, a product that has a greater concentration of strains designed to reduce dental caries, which is more of an issue for children.

Other house products with different formulations and delivery systems are also planned. EvoraPlusTM was the first product to market with Teddy’s Pride TM expected to follow in the coming months. EvoraPlusTM is a probiotic mint packaged in a 60 unit box with four 15 dose blister packs. The intended usage is to take one mint twice a day after brushing. As such, one box is designed to include a one-month’s supply of EvoraPlus TM. We have completely outsourced the manufacturing and fulfillment processes.  Our manufacturer is a large, GMP certified manufacturer with the ability to scale production to meet our expected needs.

Marketing Progress.  Anticipated sales of EvoraPlusTM have been slow to materialize for a variety of reasons including primarily the lack of appropriate funds available to drive our marketing efforts.  In addition, the weakening global economic environment, the timeliness of the product’s launch, and delays in the adoption rates by mass retailers have also hampered our progress.

Our initial efforts to drive sales of our house products through the production of a one-minute television spot have been delayed.  Initial testing of our spot ad was not satisfactory.  However, we are re-formatting our spot ad and we anticipate that the new version will be more successful in generating demand for our products.  However, our ability to purchase adequate media time may be limited due to a lack of available capital resources.

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

LPT3-04TM.  LPT3-04TM is a small molecule weight management agent for which we filed a U.S. patent application on April 5, 2006 to protect our intellectual property rights to the agent and its analogs. As a natural substance, LPT3-04TM is orally available, and we believe it has an excellent safety and tolerability profile. As with ProBiora3TM, LPT3-04TM would fall under the self-proclaimed GRAS status and we will be able to market products containing the technology without the burden of substantial regulatory oversight in most, if not all, of the markets in which we plan on introducing products.

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

We are currently in the process of developing an adequate delivery system for LPT3-04TM.  Due to capital constraints, this process has been delayed and we now anticipate that this process will be complete by the end of the third quarter, 2009. Once this has been accomplished, we plan on initiating subsequent and more comprehensive human trials, which, once commenced, should last approximately four to five months.  If the results are satisfactory, we will initiate marketing efforts immediately thereafter; however there can be no assurances that the results of our contemplated clinical trials will prove successful.

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

PIVIATTM and PCMATTM. Proteomics-based In Vivo Induced Antigen Technology (PIVIATTM) is a platform technology that enables rapid identification of novel targets for use in the diagnosis and treatment of human infectious diseases. The method is faster, more cost effective, and more sensitive than other methods currently in use to identify such targets. As an example, a recent tuberculosis project has yielded 44 novel targets for Mycobacterium tuberculosis that are currently being analyzed for their use in vaccine and diagnostic strategies.

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

DPOLTTM (Differentially Protected Orthogonal Lantionine Technology).  DPOLTTM is a novel organic chemistry synthesis platform that will enable large scale, cost effective production of clinical grade MU1140 and 50 other known lantibiotics. Over the past 80 years, efforts to devise methods to investigate the usefulness of this class of antibiotics have met with uniform failure. DPOLTTM is anticipated to lead to 6-10 new antibiotics with novel mechanisms of action. This represents a substantial potential pipeline of antibiotics to replace ones that are currently failing due to the development of bacterial resistance.

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

SMaRTTM Replacement Therapy.  SMaRTTM Replacement Therapy™ is a professional/Rx product intended for the prevention of dental caries (tooth decay). Dental caries remain a major health problem afflicting a majority of the population in the United States and worldwide. Lactic acid production by the oral bacterium Streptococcus mutans has long been known to be integral to the pathogenic process for dental caries. Oragenics Inc.’s replacement therapy technology replaces the indigenous, acid-producing S. mutans with a SMaRTTM effector strain, which has been genetically modified so as not to produce the acid associated with caries formation.

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

SMaRTTM Replacement Therapy offers the potential for lifelong protection against dental caries following a single, painless application of a genetically modified bacterial strain to the surfaces of the teeth. This technology is currently approved for FDA phase 1b clinical trials. At present, our plans are to initiate phase 1b trials once adequate financing has been achieved.  We anticipate the cost of conducting phase 1b to be under $1M.  We also anticipate that phase 1b trials will take less than six months to complete.  Once phase 1b trials have been completed and safety has been established, we plan on seeking partnerships and/or licensing arrangements with major pharmaceutical companies.  It would be our intent to use these partnerships and/or licensing arrangements to fund subsequent clinical trials, which we anticipate will be costly and may take several years to complete.

Global Expansion

Although we are domiciled in the United States, we feel that there are numerous advantages in utilizing overseas talent and markets for a variety of our products and technologies.  At present, we have established a Mexican Subsidiary and initiated limited operations in Mexico earlier this year.  Due to capital constraints, however, we have been unable to advance our strategic initiatives in Mexico and we expect to evaluate our ability to continue them on a go forward basis.  Our common stock is currently listed on the NYSE Paris Alternext Exchange and we have investigated establishing operations in France; however, at present, we are reassessing our overseas initiatives.

Critical Accounting Estimates

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s Financial Statements.

In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company’s Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. The adoption of FSP FAS 157-4 on July 15, 2009 did not have a material impact on the Company’s Financial Statements.

Results of Operations

Three Months Ended June 30, 2009 and 2008

We had $41,895 in revenues in the three months ended June 30, 2009 compared with no revenues in the same period in 2008. The revenue was generated from EvoraPlus product sales in the amount of $41,895 and there were no grant funds received during the quarter.  Cost of sales of $23,604 were recorded in the three months ended June 30, 2009 compared with no cost of sales in the same period in 2008.  These costs were incurred in connection with the production and manufacture of our Consumer Healthcare products.  Our second quarter operating expenses increased by 44.4% to $1,605,328 in the three months ended June 30, 2009 from $1,111,553 in the same period in 2008.  Research and development (R&D) expenses decreased 20.0% to $394,311 in the three months ended June 30, 2009 from $492,667 in the same period in 2008. This decrease in R&D was primarily due to the reduction in options expense.  Selling, general and administration (S,G&A) expenses increased 95.7% to $1,211,017 in the three months ended June 30, 2009 from $618,886 in the same period in 2008. The increase over the prior period was due to the addition of sales staff and associated marketing expenses, increases in consulting fees associated with investor relations and legal fees and compensation.

Other income of $717,989 increased by $701, 548 for the three months ended June 30, 2009.  Other income included the gain on extinguishment of payable of $707,674 due to the reduction in expenses owed to three creditors that was agreed to in connection with the June 29, 2009 financing transaction.  Gain on the sale of assets for the three months ended June 30, 209 totaling $11,274 represents the sale of equipment no longer needed to support on-going Mutacin research.  Interest income decreased by $9,731 in the three months ended June 30, 2009 compared to the same period in 2008.  This decrease is primarily due to the Company’s reduced cash position during the second quarter before the June 29, 2009 financing transaction with the KFLP.

We incurred net losses of $869,048 and $1,095,112 during the three months ended June 30, 2009 and 2008, respectively. The decrease in our net loss was principally caused by reduction in amounts owed to three creditors in connection with the financing transaction and reduction in options expense.

Six Months Ended June 30, 2009 and 2008

We had $166,167 in revenues in the six months ended June 30, 2009 compared with $125,000 in revenues in the same period in 2008. The revenue was generated from the National Science Foundation (NSF) Phase II grant for work utilizing the Company’s proprietary DPOLT TM technology in the amount of $100,000 and EvoraPlus product sales in the amount of $66,167.  Cost of sales of $35,384 were recorded in the six months ended June 30, 2009 compared with no cost of sales for the same period in 2008.  Our cost of sales represents costs in connection with the production and manufacture of our Consumer Healthcare products.  Our operating expenses increased by 81.5% to $3,698,147 in the six months ended June 30, 2009 from $2,037,648 in the same period in 2008. R&D expenses increased slightly by .9% to $979,975 in the six months ended June 30, 2009 from $971,040 in the same period in 2008.  S,G&A expenses increased 154.8% to $2,718,172 in the six months ended June 30, 2009 from $1,066,608 in the same period in 2008.  The increase can be attributed to the Company’s hiring of a new management and new sales team totaling $406,346 in salaries and fringe benefits.  Consulting fees for investor relations increased by $577,605 due to the need for several investment firms to assist with our cash raising activities.  Legal fees increased by $551,647 to support rights offering initiative, the Alternext Paris exchange and services to expand our global business in Mexico and France.  Other major S,G&A increases include travel expenses to support global growth initiatives and advertising expenses for our EvoraPlus product.

Other income of $717,966 increased by $692,066 for the six months ended June 30, 2009.  Other income included the gain on extinguishment of payable of $707,674 due to the reduction in expenses owed to three creditors that was agreed to in connection with the June 29, 2009 financing transaction.  Gain on the sale of assets for the six months ended June 30, 209 totaling $11,274 represents the sale of equipment no longer needed to support on-going Mutacin research. Interest income decreased $13,808 in the six months ended June 30, 2009 from $14,330 during the same period in 2008. This decrease is primarily due to the Company’s reduced cash position before the Koski Family investment.

We incurred net losses of $2,849,398 and $1,886,748 during the six months ended June 30, 2009 and 2008, respectively. The increase in our net loss was principally caused by the increase in S,G&A expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.  For the first six months of 2009, we have received $100,000 of restricted funds as part of the $500,000 NSF Phase II grant to advance development of its small peptide antibiotic synthesis program using our proprietary DPOLTtm. This federal grant will support studies focused on the synthesis and testing of our lead antibiotic, MU 1140.

Our operating activities used cash of $2,001,894 for the six months ended June 30, 2009 and $1,431,328 for the six months ended June 30, 2008. Our working capital deficit was ($462,275) as of June 30, 2009. Cash used by operations in the six months ended June 30, 2009 resulted primarily from our net loss from operations of $2,849,398.

Our investing activities provided an increase in cash of $18,926 during the six month period ended June 30, 2009 as compared with a net increase in cash of $9,750 for the same period ending June 30, 2008.

Our financing activities for the six months ended June 30, 2009 provided net cash increase of $2,636,721.  This increase was attributable to the purchase of $4,000,000, less stock subscription receivable of $2,500,000, of our common stock by the KFLP; the loan from the KFLP in the amount of $1,000,000; the loan from an accredited investor of $100,000; and net proceeds of a short term note payable to finance our Product Liability insurance.  Additional details of our financing activities are provided below:

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

NSF SBIR Grants – On February 15, 2008, we were awarded a two year NSF SBIR Phase II grant to advance development of our small peptide antibiotic synthesis program using the Company’s proprietary DPOLTtm. This federal grant supports studies focused on the synthesis and testing of our lead antibiotic, MU 1140. While the grant will total $500,000, to date we have received $225,000 of these restricted funds and expect to receive $100, 000 in the 3rd quarter 2009 with the balance to be issued during the remaining period of the grant. On June 12, 2009 we received verbal grant approval with the University of Florida under the prime grant with the Florida Department of Citrus in the amount of $124, 570.  The purpose of the University of Florida grant is to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT technology.

Private Placement, June 2008 – On June 12, 2008, our Securities Purchase Agreement with accredited investors became binding and we closed on $2,600,000 in equity based financing with net proceeds of $2,515,000. We issued a total of 5,777,778 shares of restricted common stock in the private placement. The shares were sold to accredited investors at $0.45 per share.  Each participating investor also received warrants to purchase shares of common stock at the price of $1.30 per share. One warrant was issued for each share of common stock issued for a total of 5,777,778 shares that may be acquired upon exercise of the warrants. The warrants are exercisable and expire May 30, 2013.  In connection with, and as a condition to the June 29, 2009 financing transaction described below, the purchasers, including George Hawes our largest shareholder prior to this transaction, under that certain securities purchase agreement dated June 12, 2008, (the “Hawes Agreement”) entered into waiver and release agreements with us.  In addition, such individuals waived and relinquished any special rights they possessed pursuant to agreements with the Company, including, but not limited to, (i) rights of first refusal (ii) antidilution regarding future equity sales and (iii) covenants regarding secured lending.  In connection with such waivers and releases, warrants to acquire 3,220,000 shares of our common stock at an exercise price of $1.30 per share that were previously issued under the Hawes Agreement were subject to the right of exchange for new replacement warrants to acquire the same number of shares under the same terms except for a change in the exercise price from $1.30 to $0.75.  We intend to use the proceeds from the exercise of the warrants, if any, for working capital and general corporate purposes.

Line of Credit – On October 20, 2008, the Company obtained from Signature Bank of New York, a revolving line of credit in the amount of up to $1,000,000, for the purpose of providing working capital to the Company.  We did not draw on this line and as such on January 21, 2009, this line of credit was terminated by us.

Short Term Notes Payable – In March 2009, the Company entered into a short term note payable for $53,087 with an interest rate of 5.75% to finance product liability insurance.  This note matures on January 10, 2010.  At June 30, 2009 the balance due was $31,852.  On April 15, 2009 we entered into a loan agreement with an accredited investor for a short term note in the amount of $100,000.  The note matures on April 15, 2011 and bears interest at the rate of 15% per annum.  In connection with this borrowing we also issued warrants to acquire 100,000 shares of our common stock at an exercise price of $.50 per share and such warrants are exercisable for five years.

Other Financings- On May 4, 2009 and June 10, 2009 we borrowed $32,556 and $13,100, respectively, from Dr. Jeffery Hillman, our founder, Chief Science Officer and director.  These borrowings were to be repaid upon demand by Dr. Hillman, were unsecured and did not bear interest.  The proceeds from these borrowings were used to purchase inventory for our Consumer Health Care products division.  On June 29, 2009 the aggregate amount of these obligations of $45,656 were repaid by us in full through the issuance of 456,564 shares of our common stock at a price of $.10 per share, which was the closing price of our common stock on June 29, 2009.

Private Placement, June 2009 – On June 29, 2009, we successfully entered into and consummated a private placement of equity and debt financing pursuant to a Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Securities Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and issued warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009 and the KFLP provided a secured loan of  $1,000,000 to the Company.  The loan is secured by substantially all of the Company’s assets (excluding receivables) and bears interest at the rate of Prime plus 4.0% which is payable quarterly.  The principal of the loan is due in five years.  The warrants expire in five years and are immediately exercisable.

Immediately following the closing of the aforementioned June 29, 2009 financing transaction, our Chief Executive Officer Mr. Hirsch was awarded a bonus of $100,000 which was paid in 1,000,000 shares of our common stock at a price per share of $0.10.  In addition, we issued 250,000 shares of our common stock to our newly appointed Chief Financial Officer for deferred compensation we owed to him and we issued 343,750 shares of our common stock to another employee for deferred compensation we owed to him.

As of June 30, 2009, included in our accounts payable for the period were amounts that we owed to (i) employees (excluding our Chief Financial Officer and the other employee referenced above whose deferred compensation was paid in common stock) for compensation incurred that we were not able to pay, (ii) former employees (including some that were subsequently re-hired in July) for compensation incurred that we were not able to pay, and (iii) former independent directors for (a) fees in connection with their service on a special committee established in connection with our strategic alternatives initiative, and (b) prior meeting fees.  The deferred aggregate amount owed to our employees and directors as of June 30, 2009 was $395,935 and consisted of $227,050 to our employees, $89,885 to our former employees and $79,000 to our former directors.  Following the financing transaction, in July, approximately $227,685 of these deferred amounts were paid by us.  The remainder of the deferred amounts is expected to be settled by us in future periods. The deferrals of payments to our officers, employees and former employees and directors, did not reduce our expenses, but served to preserve our limited cash resources at this time to the extent necessary to maintain our operations.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings.  We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $22,841,933 as of June 30, 2009.  The net loss from operations for the first six months of 2009 was $2,849,398.  Cash used in operations for the six months ended June 30, 2009 was $2,001,894.  As of June 30, 2009, our principal source of liquidity was $1,819,686 of cash and cash equivalents.  These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related to clinical testing expenditures, as well as conducting basic research.  These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern.  Our ultimate success will likely depend on our ability to continue to raise capital for our operations.

Our capital requirements for the remainder of 2009 will depend on numerous factors, including the initial success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenue and cash flow from our Consumer Healthcare products division and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

Our future success depends on our ability to continue to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience substantial dilution.  Our issued and outstanding common stock when coupled with outstanding options and warrants, currently exceeds our authorized common stock.  Accordingly, we will need to seek shareholder approval to amend our Articles of Incorporation to increase our available authorized shares of common stock.  We expect to seek such an amendment in the new future.

While we continue to focus on our products and technologies, we may not have sufficient capital resources to market our products and complete the development of our technologies.  We had a working capital deficit at June 30, 2009 of ($462,275).  While we believe our currently available cash, cash equivalents of $1,819,686 when combined with the stock subscription receivable from KFLP of $2,500,000 (of which $2,000,000 remains owed as of August 1, 2009) is sufficient to enable us to continue to operate during the remainder of 2009.  During this time, if additional capital is not raised, we would need to adjust our currently anticipated operating plan of operations until we are able to acquire the necessary funding.  In addition, we expect to continue to explore strategic alternatives that may be available to us and our technologies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the material weaknesses described below.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be material weaknesses.  Such deficiencies and weaknesses were largely attributable to the significant lack of available financial resources and corresponding personnel reductions experienced by us during the period.  Management believes that the material weaknesses set forth below did not have an effect on our financial results.

For the period referenced above, the matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews, (3) limited documentation of our system of internal control, (4) insufficient personnel to employ segregation of duties; (5) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and related documentation; (6) deficiencies in our material technology systems and (7) ineffective controls over period end financial disclosure and reporting processes. In addition, our corporate governance activities and processes are not always formally documented or adequately communicated.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Management already has begun to address the identified material weaknesses and deficiencies in our internal controls as set forth above.  For example, our Board of Directors approved of the promotion of our Controller on June 29, 2009 to Chief Financial Officer.  Further, the appointment of two new directors, and the intention to appoint one or more outside directors, will permit the establishment of a fully functioning audit committee.  Management expects to review various facets of our information processing system, such as cash disbursements, sales and billing, cash receipts and other procedures.  We continue to evaluate and address these weaknesses to ensure adherence to our policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our available liquidity permits.  Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures:

As sufficient funds become available to us, we expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. In addition, we also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management as funds become available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning independent audit committee and a lack of outside directors on our Board.

We anticipate that these initiatives will take time to fully implement following the period of insufficient financial resources we experienced. While we received additional funding on June 29, 2009, such funding may not be sufficient to address our operational needs or the weaknesses we have identified.  We cannot guarantee that any measures we take will remediate the material weaknesses that we have identified, or that any additional material weaknesses will not arise in the future.  In addition, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Controls Over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our chief executive officer and chief financial officer, has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

$2,849,398 for the six months ended June 30, 2009

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

We have experienced losses from operations during the last three years and have an accumulated deficit of $22,841,933 as of June 30, 2009 and $19,992,535 as of December 31, 2008.  We have an operating cash flow deficit of $2,001,894 for the six months ended June 30, 2009 and $3,835,190 for the year ended December 31, 2008 and we sustained operating cash flow deficits of $1,913,760 and $2,224,538 in 2007 and 2006, respectively. In the fourth quarter of 2008 and first quarter of 2009, we incurred significant additional expenses that were attributable to our delisting from the NYSE Alternext and listing on the NYSE Euronext Alternext Paris Exchange (the "New Paris Listing”).   Our accounts payable and accrued expenses have also increased due to the listing issues as well as due to other operational changes instituted in connection with the launch of our consumer products.  At June 30, 2009, December 31, 2008 and December 31, 2007, we had working capital (deficit) of approximately ($462,275), ($500,672) and $260,534, respectively.

The Company's principal source of liquidity at June 30, 2009 was $1,819,686 in cash and cash equivalents.  The Company currently has sufficient capital to operate for the remainder of 2009.

We continue to require additional financing to operate beyond 2009.

We may not have sufficient capital to sustain our operations beyond 2009 and we may require additional financing. If we should need additional capital for operations and are not able to raise additional capital, among other things, we could:

•	be forced to reorganize under the protection of the Federal Bankruptcy Laws;

•	need to scale back or cease our marketing and development efforts;

•	be forced to cease operations;

•	be unable to pursue further development of our technologies;

•	be forced to sell off our technologies prior to maximizing their potential value;

•	be unable to aggressively market our products;

•	be unable to pursue patenting some of our technologies and development of our technologies and products;

•	have to lay-off personnel;

•	be unable to continue to make public filings; and

•	have our licenses for our SMaRT™ Replacement Therapy technology and MU 1140 technology could be terminated.

There can be no assurance that we would be able to raise additional capital and any of these events would significantly harm our business.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business, reputation and operating results could be harmed. We have discovered, and may in the future discover, areas of our internal controls that need improvement. For example,  “material weaknesses” were identified in our quarter ended  June 30, 2009 which means that there was “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” During this period, we were under significant operational stress due to a lack of liquidity and much of our staff was terminated.  During this period and until we can complete our remediation efforts including the re-staffing and training of our accounting personnel, we have a higher risk of deficiencies in our financial reporting. We cannot be certain that the measures we have taken or intend to take will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
We issued the following restricted securities during the period covered by this report, which were not previously included in our form 8K filing on July 6, 2009, to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On April 15, 2009, we issued 100,000 warrants at $.50 per share as part of the short term loan agreement we entered with an accredited investor.

On June 29, 2009, we issued 250,000 shares to Brian Bohunicky as payment of deferred compensation amounts we owed Mr. Bohunicky.  The price of the shares issued was based on the closing market value of our common stock on June 29, 2009 of $0.10.

On June 29, 2009, we also issued 343,750 shares to our employee Martin Handfield, as payment of deferred compensation amounts we owed Mr. Handfield.  The price of the shares issued was based on the closing market value of our common stock on June 29, 2009 of $0.10.

ITEM 5. OTHER INFORMATION

On August 13, 2009, the compensation committee approved an increase in our Chief Executive Officer and President, David Hirsch's annual base compensation from $150,000 to $225,000 effective as of the beginning of the month.  In addition, the compensation committee approved the acceleration of the vesting of outstanding option awards previously made to Mr. Hirsch and to Dr. Jeffrey Hillman, our Chief Science Officer and founder, that had not yet vested. A portion of the shares covered by the original option awards, (433,333 shares for Mr. Hirsch and 500,000 shares for Dr. Hillman) vested upon our stock price reaching certain levels in the future.  Following the acceleration of vesting by the compensation committee, Mr. Hirsch's grant of options to acquire 500,000 shares of our common stock at $0.49 per share are now fully vested and exercisable (including the 433,333 shares impacted by the acceleration of vesting) and Dr. Hillman's grant of options to acquire 700,000 shares of our common stock at $0.85 per share are now fully vested and exercisable (including the 500,000 shares impacted by the acceleration of vesting).  All other terms of the prior option awards, including the share amounts covered by the options and exercise price remained the same.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2009.

ORAGENICS, INC.

BY:	/s/ David B. Hirsch
David B. Hirsch, President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.1	Securities Purchase Agreement dated June 29, 2009 by and between the Company and the Koski Family Limited Partnership (including the Form of the Promissory Note and Form of Warrant)	8-K	001-32188	10.1	7/6/09

10.2	Secured Promissory Note	8-K	001-32188	10.2	7/6/09

10.3	Security Agreement	8-K	001-32188	10.3	7/6/09

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X