Form 10-Q
period 2009-09-30
ORAGENICS INC
filed 2009-11-13
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

As of November 13, 2009, there were 90,866,898 shares of Common Stock, $.001 par value, outstanding.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
	Statements of Operations for Three and Nine Months ended September 30, 2009 and 2009 (unaudited)	4
	Statements of Cash Flows for Nine Months ended September 30, 2009 and 2008 (unaudited)	5
	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$724,967	$1,165,933
Accounts receivable trade, net	9,876	6,286
Inventory	114,118	11,814
Prepaid expenses and other current assets	113,813	86,666

Total current assets	962,774	1,270,699

Property and equipment, net	117,165	323,424

Total assets	$1,079,939	$1,594,123

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$790,835	$1,743,684
Deferred grant revenue	110,267	-
Short term notes payable	71,945	27,687

Total current liabilities	973,047	1,771,371

Long term note payable	1,000,000	-

Total liabilities	1,973,047	1,771,371

Shareholders' deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 90,866,898 and
38,316,585 shares issued and outstanding at September 30, 2009 and December 31,
2008, respectively.	90,867	38,316
Additional paid-in capital	24,295,142	19,776,971
Stock subscriptions receivable	(1,000,000)	-
Accumulated deficit	(24,279,117)	(19,992,535)

Total shareholders' deficit	(893,108)	(177,248)

Total liabilities and shareholders' deficit	$1,079,939	$1,594,123

See accompanying notes.

Oragenics, Inc.

Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Revenues	$199,675	$100,000	$365,842	$225,000

Cost of sales	65,461	-	100,844	-

Gross Profit	134,214	100,000	264,998	225,000

Operating expenses:
Research and development	427,541	503,685	1,407,516	1,474,725
Selling, general and administrative	1,165,812	749,515	3,883,984	1,816,123

Total operating expenses	1,593,353	1,253,200	5,291,500	3,290,848

Loss from operations	(1,459,139)	(1,153,200)	(5,026,502)	(3,065,848)

Other income (expense):
Interest income	275	15,083	796	29,413
Interest expense	(24,412)	-	(25,915)	-
Gain on sale of property and equipment	-	-	11,274	4,860
Gain on extinguishment of payables	46,268	-	753,942	-
Local business tax	-	-	(177)	-
Sales tax refund	-	-	-	6,710

Total other income, net	22,131	15,083	739,920	40,983

Loss before income taxes	(1,437,008)	(1,138,117)	(4,286,582)	(3,024,865)

Net loss	$(1,437,008)	$(1,138,117)	$(4,286,582)	$(3,024,865)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.09)

Shares used to compute basic and diluted net loss per share	90,439,120	38,317,573	56,071,819	33,975,257

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30
	2009	2008
Cash flows from operating activities:
Net loss	$(4,286,582)	$(3,024,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash bonus paid in common stock	100,000	-
Non-cash services paid in common stock	115,000	-
Non-cash settlement of amounts owed to employees	59,376	-
Depreciation and amortization	198,607	190,565
Stock-based compensation expense	250,690	486,088
Gain on extinguishment of payables	(753,942)	-
Gain on sale of property and equipment	(11,274)	(4,860)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,590)	-
Inventory	(102,304)	-
Prepaid expenses and other current assets	95,963	(67,566)
Accounts payable and accrued expenses	(102,474)	132,835
Deferred grant revenue	110,267	-
Deferred compensation	(83,333)	(43,750)

Net cash used in operating activities	(4,413,596)	(2,331,553)

Cash flows from investing activities:
Purchase of property and equipment, net	(9,074)	(51,408)
Proceeds from sale of property and equipment, net	28,000	42,250

Net cash provided by (used in) investing activities	18,926	(9,158)

Cash flows from financing activities:
Borrowings under short term notes payable	132,556	52,963
Borrowings under long term note payable	1,000,000	-
Payments on short term notes payable	(178,852)	-
Net proceeds from issuance of common stock	3,000,000	4,512,000

Net cash provided by financing activities	3,953,704	4,564,963

Net (decrease) increase in cash and cash equivalents	(440,966)	2,224,252

Cash and cash equivalents at beginning of the period	1,165,933	475,508

Cash and cash equivalents at end of the period	$724,967	$2,699,760

Supplemental disclosure of cash flow information

Interest paid	$8,042	$54
Non-cash investing and financing activities:
Stock subscription receivable	$1,000,000	$-
Issuance of common stock to employees as
settlement of amounts owed	$205,032	$-
Borrowings under short term notes
payable for prepaid expense	$123,112	$-

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2009.  In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies and that it believes its working capital will be insufficient to meet the business objectives as presently structured and that without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company currently believes that it will have sufficient resources to commercialize selective products, it intends to seek additional funding to further develop and commercialize other products.

Adoption of New Accounting Standards

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“ASC”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In accordance with the ASC, citations to accounting literature in this report are to the relevant topic of the ASC or are presented in plain English. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard at its effective date.

Revenue Recognition

The Company recognizes revenue from the sales of product when title and risk of loss pass to the customer, which is generally when product is shipped.  Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant.  Grant revenues are deferred when reimbursable expenses have not been incurred.

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

ASC 740, Income Taxes, clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. ASC 740 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 was adopted by the Company effective January 1, 2007.  The Company recognized a $252,827 increase in the liability for unrecognized tax benefits that are related to research and development credits, which was accounted for as a reduction to the January 1, 2007 balance of the deferred tax asset and related valuation allowance. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2003.

4.	Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

5.	Stock Options Expense During the 3rd Quarter, 2009

During the 3rd quarter, no stock options were issued and there were 2,340,000 options forfeited due to employee layoffs, employee separations and Board member departures.  On August 13, 2009, the compensation committee approved the acceleration of the vesting of certain outstanding option awards, the vesting of which was tied to our share price reaching certain levels in the future.  Option awards previously made to Mr. David Hirsch, our President and Chief Executive Officer, Dr. Jeffrey Hillman, our Chief Science Officer and certain other Company employees were impacted by the accelerated vesting of these options (433,333 shares for Mr. Hirsch, 500,000 shares for Dr. Hillman, 563,333 for other Company employees).  Following the acceleration of vesting by the compensation committee, Mr. Hirsch's grant of options to acquire 500,000 shares of our common stock at $0.49 per share is now fully vested and exercisable (including the 433,333 shares impacted by the acceleration of vesting), Dr. Hillman's grant of options to acquire 700,000 shares of our common stock at $0.85 per share is now fully vested and exercisable (including the 500,000 shares impacted by the acceleration of vesting).  All other terms of the prior option awards, including the share amounts covered by the options and exercise prices remained the same.

From January, 1, 2009 to the date of this filing, 1,736,665 stock options previously granted have vested and 2,340,000 have been forfeited. Stock option compensation expense of $250,690 was recorded and is a non-cash expense.  This amount is included in research and development and selling, general and administrative expenses in the accompanying statement of operations.

6.	Common Stock Issued During the 3rd Quarter, 2009

In September, the Company issued 500,000 shares of restricted common stock to Media4Equity LLC (“M4E”) pursuant to an agreement whereby Media4Equity will provide consulting services to us with respect to national media exposure of placements of print and radio features.  The agreement was made effective on September 3, 2009 and also requires us to pay a monthly fee to M4E of $10,000 during the three year term of the agreement, subject to certain termination rights.  The shares of common stock have a fair market value of $115,000 based on a price of $0.23 per share.  This amount is included in selling, general and administrative expenses in the accompanying statement of operations.

7.	Short Term Notes Payable

In July, we entered into a short term note payable for $70,023 with an interest rate of 5.75% to finance our directors and officers liability insurance.  This note matures on May 24, 2010.

In August, we repaid a short term note in full to an accredited investor in the amount of $100,000 plus outstanding accrued and unpaid interest thereon.  The note was issued on April 15, 2009 and had a maturity date of April 15, 2011 with an interest rate of 15% per annum.

8.	Outstanding Warrants and Stock Options

As of the date of this filing there are approximately 7,127,778 warrants outstanding and there are approximately 2,330,000 stock options have been granted that have not been forfeited.  The total number of outstanding warrants and unexercised stock options is 9,457,778.  If all warrants and stock options were exercised, the total number of outstanding shares would be approximately 100,324,676.  This share amount exceeded the number of shares of common stock authorized in our Articles of Incorporation as of September 30, 2009.  We held a shareholder meeting on October 28, 2009 and our shareholders voted to amend our Articles of Incorporation to increase our authorized shares of common stock to 300,000,000.

9.	Entry into a Material Definitive Agreement

On June 29, 2009, the Company entered into and consummated a private placement of equity and debt financing pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor.  Pursuant to the terms of the Securities Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009.  The promissory note was recorded as a stock subscription receivable and shown as a reduction to shareholders’ equity.  KFLP also provided a secured loan of  $1,000,000 to the Company.  The loan is secured by substantially all of the Company’s assets (excluding receivables) and bears interest at the rate of Prime plus 4.0% which is payable quarterly.  The principal of the loan is due in five years.  The warrants expire in five years and are immediately exercisable.

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

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Securities Purchase Agreement the Company was required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to such creditors.  As of June 29, 2009 the agreed upon reductions in accounts payable with such creditors amounted to $707,674 in aggregate and the reductions were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the reductions agreed to by such creditors.  Further reductions to amounts owed to creditors were agreed to during the three months ending September 30, 2009 in the amount of $46,268.  The total amount of reductions for the nine months ending September 30, 2009 was $753,942 which was recorded as a gain on extinguishment of payables and reported as Other Income.

10.	Subsequent Events

On October 28, 2009 at our annual shareholder meeting our proposal to amend the Company’s articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 300,000,000 was approved by shareholders and the amendment to our articles of incorporation was filed with the Florida Department of State.  In addition, at our annual meeting our shareholders also approved a second amendment to our Amended and Restated 2002 Stock Option and Incentive Plan to increase the shares available for grant thereunder from 5,000,000 to 12,500,000.  The Company reviewed for subsequent events through November 13, 2009.

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

We generate revenue through the sale of our consumer healthcare products.  We are optimistic about the ongoing level of interest we are experiencing with our lead branded consumer healthcare products at this time.  As our Probiora3 and EvoraPlus manufacturing, marketing and selling initiatives progress, we expect to continue to experience a higher level of overall expenses associated with such efforts as well as with the continued development of our technologies.  We expect the current increases in our expenses to continue into the near future as we fully implement the initiatives we have underway.

Our goal is to achieve positive operational cash flow as quickly as possible by allocating most of our resources on the commercialization or monetization of technologies that can provide revenues in the near term.  This initially means that our first priority will be to focus the bulk of our resources on the Consumer Healthcare Division.  We will also seek opportunities in Biomarker Discovery that either provide up-front money or fee-for-service arrangements.  Concurrently, we expect to seek additional capital to accelerate the development of our technologies.  While we are pursuing these priorities, we expect to simultaneously make incremental progress in Antibiotics, Biomarker Discovery and Biologics until they reach an inflexion point and can be monetized.  The pace of any incremental progress we may achieve, however, will be based on the amount of our limited available capital resources we are able to allocate to each individual technology.  If we are able to obtain sufficient additional capital, the pace of progress would be expected to increase. Once we begin to monetize our current technologies, we will also be able to commit greater capital to further research and development alternative technologies that are in alignment with our vision and strategic goals.

Financial Strategy

Since our inception, we have funded a significant portion of our operations from the public and private sales of our securities. Furthermore, we have not earned significant revenue from operations during the last two years.  Until recently most of our revenue has been from sponsored research agreements and various governmental grants. We will require additional capital to fund our business operations and we continue to seek additional capital to effectuate our business plans.  The further development, testing and commercialization of our technologies, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us or on favorable terms or at all. The time periods for the expected continued development of our technologies have been extended from those previously indicated by us from time to time due primarily to our insufficient capital position.  The time periods for expected developments could also change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital.

Although we have started to earn revenue from the sales of our Consumer Healthcare products and technologies, revenue to date has been modest.  Our objective is that the revenue from Consumer Healthcare products will be able to fully and sufficiently support the continued operations of the Consumer Healthcare Products Division.  We anticipate additional purchase orders and/or revenue from the sale of EvoraPlusTM, our oral probiotic for adults, during the remainder of the current calendar year and we are optimistic about the prospects for Teddy’s PrideTM, our oral probiotic for the companion pet market.  We also anticipate that, we will have opportunities to partner with or license some of our technologies to larger global companies.  We hope to be able to negotiate upfront payments in connection with these potential partnerships and/or licenses.

Operational Strategy

We have a number of products and platforms. These products and platforms are structured and viewed by us as four distinct Divisions:

(1) Consumer Healthcare, which consists of ProBiora3TM, the EvoraPlusTM, Teddy’s PrideTM and EvoraKidsTM as well as the LPT3-04TM weight loss agent;

(2) Biomarker Discovery (formerly referred to by us as “Diagnostics”), which consists of the PIVIATTM and PCMATTM platforms;

(3) Antibiotics, which consists of our lead antibiotic, MU 1140, and the DPOLTTM lantibiotic synthesis platform; and

(4) Biologics (formerly referred to by us as “Replacement Therapy”), which consists of our SMaRTTM Bacterial Replacement Therapy technology.

Because we have limited capital and human resources, we cannot pursue commercialization and further development of each and every technology that we own simultaneously.  As such, we have decided to pursue a strategic course that focuses the majority of our resources towards those technologies that present the best opportunity to generate revenue for the Company in the short-term.  The allocation of resources is determined by us on a case-by-case basis and is subject to periodic review.  Currently, we are rolling out products in our Consumer Healthcare Division and most of our resources are being deployed in support of that endeavor.  However, we expect to continue to commit our remaining available resources to our other three divisions.  As the Consumer Healthcare Division matures and begins to generate meaningful revenue and is able to become self-sustaining, we anticipate being able to allocate greater resources to the other divisions.  We believe that each of our products and platform technologies addresses potentially large market opportunities.

Consumer Healthcare - Operational Highlights

We believe we are making progress in our Consumer Healthcare Division.  Set forth below are some of the highlights of our progress.

Large Retailers - The Drugstore & Big Box Retail Channels:

We are in discussions with several large drugstore and big box retailers regarding our Consumer Healthcare products.  The process for product adoption by large retailers typically has five essential phases; (1) the incorporation of a product into a retailer's "planagram", (2) the assignment of a "vendor ID" to the vendor and the establishment of connectivity, typically using electronic data interchange, (3) the transmission and receipt of an initial order, (4) the fulfillment and delivery of the initial order, and (5) the subsequent re-order by the retailer to replenish inventory.  In early November 2009, we received written confirmation that EvoraPlusTM would be included in the planagram of one of the nation's largest drugstore chains.  In connection with our efforts with this drugstore chain, we have established a vendor ID.  We currently anticipate we will receive an initial order from this potential customer sometime in the first quarter of 2010 and that the order would be fulfilled and delivered shortly thereafter.  However, this retailer can, at its sole discretion, change its planagram at any time.  Therefore, there can be no assurances that we will in fact receive the anticipated initial order.  Also, should we receive, fulfill and deliver an initial order from this prospective customer, there can no assurances that we will receive subsequent re-orders. We expect to be coming to decision points with other prospective retail customers in the coming weeks and we are optimistic about our prospects.

Grocery Store Channel:

We are in discussions with several grocery store chains including some of the largest grocery chains in the United States.  During the last several weeks we received orders from several large regional grocery store chains.  We are optimistic about the potential opportunities for of our products in this channel, there can be no assurances, however, that our products will be successfully received by the marketplace through this channel.

Private Label Channel:

Our first private label customer, Garden of Life, formally launched its first private label product containing ProBiora3 from Oragenics.  Garden of Life has since placed subsequent orders for their private label product using ProBiora3 and they have placed initial orders for a similar private label product for the pet market.  It is also anticipated that they will begin rolling out a children's product in early 2010.

Trade Show:

In mid-November, we exhibited our products at the Supply-Side West trade show, which is one of the largest raw material / ingredient shows in the world.  We experienced a substantial amount of interest from a number of company representatives in attendance at the show and we are optimistic about the potential for future business arising from such initial interest.

Media Exposure:

In July, a segment on EvoraPlus appeared on Fox News throughout the United States.  This segment was followed by a subsequent segment that aired on November 4, 2009 on Fox News.  We believe this media coverage was beneficial for us in our efforts to gain market traction and acceptance of our consumer healthcare products.

International Interest:

We have experienced an increase in interest and demand for our consumer products internationally.  To address such interests, we have retained a Director of International Sales and Marketing with substantial international marketing experience and we remain optimistic about potential future developments from this channel.

Technology Descriptions and Objectives

Consumer Healthcare

The specific goal for our Consumer Healthcare division is to rapidly and effectively commercialize ProBiora3TM and LPT3-04TM.

ProBiora3TM (Probiotics).  ProBiora3TM contains three naturally occurring, live microorganisms that help maintain dental and oral health when administered to the host in adequate amounts. The use of yogurt containing live Lactobacillus  cultures is an example of a probiotic application. We will market ProBiora3TM under self-proclaimed GRAS (“Generally Recognized As Safe”) status, which will expedite our marketing efforts because it relieves us of the need for extensive regulatory oversight. Two sets of subjects completed our ProBiora3TM human study in 2006, and we believe the results confirmed that the product is safe for human use and demonstrated a substantial effect of ProBiora3TM in reducing the levels of specific bacteria in the mouths of young, healthy adult subjects.

We have developed a bifurcated strategy whereby we have established a separate brand for the active ingredient, ProBiora3TM, and we have developed the three house brand names below.   Our house brands contain different ratios, or blends, of the three natural strains contained in ProBiora3TM and potentially different delivery mechanisms such that each product will be tailored to the needs of specific markets. The products currently in production or the product pipeline are:

•	EvoraPlusTM

a product with equal weight of all three strains that is optimally designed for the general consumer market.

•	Teddy’s PrideTM

 a product that has a mixture which focuses primarily on promoting breath freshening and tooth whitening in companion pets.

•	EvoraKidsTM

a product that has a greater concentration of the Probiora3 strain designed to promote dental health, which is more of an issue for children.

Other house products with different formulations and delivery systems are also planned. EvoraPlusTM was the first product to market.  EvoraPlusTM is a probiotic mint packaged in a 60 unit box with four 15 dose blister packs. The intended usage is to take one mint twice a day after brushing. As such, one box is designed to include a one-month’s supply of EvoraPlus TM. We have completely outsourced the manufacturing and fulfillment processes.  Our manufacturer is a large, Good Manufacturing Practices certified manufacturer with the ability to scale production to meet our expected needs. We recently announced the launch of Teddy’s PrideTM.  Teddy's PrideTM, our product for the companion pet market, comes in a powder form and is contained in a small pale that holds a 60-day supply and is administered by sprinkling a specific dose on the pet's food once per day.

Marketing Progress.  We believe we are starting to gain acceptance with our first product, EvoraPlusTM and we are starting to see traction with Teddy's PrideTM, our product for the companion pet market.  Although our progress has been somewhat slower than anticipated for a variety of reasons, we remain optimistic about the future prospects for these products.

Our initial efforts to drive sales of our house products through the production of a one-minute television spot have been delayed.  Initial testing of our spot ad was not satisfactory.  However, we expect to re-format our spot ad with a new version that we anticipate will be more successful in generating demand for our products.  However, our ability to purchase adequate media time may be limited due to a lack of available capital resources.

We believe we have made significant progress in our efforts to generate interest in the sale or licensing of ProBiora3TM as an active ingredient.  We continue to engage in meaningful discussions with several large, global consumer products companies who are interested in incorporating the technology into products already in the stream of commerce.  Many of these products are well known and used by millions of people on a daily basis.

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

We are currently in the process of developing an adequate delivery system for LPT3-04TM.  We anticipate that this process will be complete by the end of 2009. Once this has been accomplished, we plan on initiating subsequent and more comprehensive human trials, which, once commenced, should last approximately four to five months.  If the results are satisfactory, we will initiate marketing efforts immediately thereafter; however there can be no assurances that the results of our contemplated clinical trials will prove successful.

Biomarker Discovery

The goal of our Biomarker Discovery unit is to utilize the PIVIATTM and PCMATTM platforms to identify and secure intellectual property rights to gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans, animals, and agricultural products. We believe these platforms provide a number of profitable business models from which to realize value.

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

The first major commercial effort that we have undertaken utilizing the PCMATTM platform has been to extract genetic targets from tissue samples containing colorectal cancer. Colorectal cancer affects millions of people worldwide. The current “Gold Standard” in the detection of colorectal cancer is the use of a colonoscopy. Due to the invasive nature and cost of colonoscopies, patient compliance is low. As such, many cases of bowel cancer go undetected until the cancer has reached an advanced stage. Using the PCMATTM diagnostic platform, we have discovered what we believe to be unique genetic markers that appear during the earliest stages of colorectal cancer. As announced last summer, we entered into a Collaboration Agreement with a major, global diagnostics company regarding our gene targets for various stages of colorectal cancer that we discovered using the PCMATTM platform. Although we are highly optimistic about this Collaboration Agreement, there can be no assurances that this Agreement will result in a diagnostic test that will be marketed to appropriate health care professionals, nor can there be any assurance that upon further examination, the diagnostic company will elect to use these markers.  We anticipate that the diagnostics company will finish validation by the end of the fourth quarter, 2009, at which point they will likely make a decision on whether to include our targets into a diagnostic test.  If they choose to do so, our agreement provides for the payment of milestone fees upon the filing of a 510K application with the FDA.

We have identified a number of diseases that hold the greatest promise for future revenues from a diagnostic test using gene targets. We plan on utilizing our platforms to discover gene targets for these diseases. We anticipate that we will begin this process by the end of the fourth quarter, 2009.

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

Last fall, we announced that we were successful in using the DPOLTTM platform to synthetically produce an analog of the MU 1140 molecule.  We are now in the process of having the synthetic version of MU 1140 scaled to production by Almac Sciences, one of Europe’s largest and most reputable peptide manufacturers. This endeavor is more than half way complete and we anticipate the process of scaling MU 1140 should take an additional four to five months to complete.  This, in turn, should provide us with enough synthetic MU 1140 to conduct preclinical testing.  Once preclinical testing is complete, we will seek partnership and/or licensing opportunities with major pharmaceutical companies with the intent to fund subsequent phase I, II & III FDA clinical trials.

Biologics

Our Biologics Division is centered on SMaRTTM Replacement Therapy, our product for dental caries (tooth decay).

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

Global Expansion

Although we are domiciled in the United States, we believe there are opportunities and advantages in utlilizing foreign talent and markets for a variety of our products and technologies.  While we have established a subsidiary in Mexico and embarked upon other global strategic iniitiatives, we are currently reviewing and evaluating our global strategic plans given our limited capital resources and the costs associated with such efforts and the expected benefits.

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

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. Update 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. This standard is effective for the first reporting period, including interim periods, beginning after issuance. Adoption of Update 2009-05 did not have a material effect on Company’s financial statements.

Results of Operations

Three Months Ended September 30, 2009 and 2008

We had $199,675 in revenues in the three months ended September 30, 2009 compared with $100,000 of revenues in the same period in 2008. The revenue was generated from $ 85,372 of EvoraPlus product sales and $114,303 of grant revenue recorded during the quarter.  In the quarter, deferred grant revenue was recorded in the amount of $110,267.  This amount represents the NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary DPOLTtm in the amount of $86,374 and the University of Florida grant to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT in the amount of $23,893.

Cost of sales of $65,461 were recorded in the three months ended September 30, 2009 compared with no cost of sales in the same period in 2008.  These costs include the production and manufacture of our Consumer Healthcare products totaling $33,627.  Cost of sales also includes shipping and processing expenses of $21,200.  This amount includes one-time costs to relocate inventory from our order fulfillment center in New York to a new fulfillment center in California, costs to enhance our order processing services and higher shipping expenses due to an increase in our manufacturing vendor supply chain.  Cost of sales also includes scrap expense of $10,634 which represents the replacement of inventory in July with our new improved EvoraPlus product.

Our third quarter operating expenses consist of Research and Development (R&D) expenses and Selling, General and Administrative (SG&A) expenses.  Our operating expenses increased by 27.1% to $1,593,353 in the three months ended September 30, 2009 from $1,253,200 in the same period in 2008.  R&D expenses decreased 15.1% to $427,541 in the three months ended September 30, 2009 from $503,685 in the same period in 2008.  Even though total R&D expenses declined, stock options expense increased by $93,887 as a result of the acceleration of vesting of options.  Compared to the same period in 2008, R&D expenses reflect reductions in salaries and fringe costs as a result of the decrease in staff by $54,950, reduced consulting fees by $51,967, lower royalty expenses by $32,108, lower supplies of $26,536 and reductions in legal patent expenses of $17,428.  S,G&A expenses increased 55.5% to $1,165,812 in the three months ended September 30, 2009 from $749,515 in the same period in 2008. The increase over the prior period was due to advertising expense of $226,752 which includes the issuance of common stock to Media4Equity with a fair market value of $115,000.  Stock option expense increased by $92,299 as a result of the acceleration of vesting of certain outstanding options and the addition of sales staff and associated expenses by $193,582 which was offset by a decrease in investor and public relation expenses totaling $111,402.

Other income of $22,131 increased by $7,048 for the three months ended September 30, 2009.  Other income included the gain on extinguishment of payable of $46,268 due to the reduction in expenses owed to several creditors following the June 29, 2009 financing transaction.  Interest expense for the three months ended September 30, 2009 totaling $24,412 represents interest expense for the short term note with an accredited investor that was repaid during the quarter, and accrued interest expense on the long term note with the Koski Family Limited Partnership which was part of the June 29, 2009 financing transaction.  Interest income decreased by $14,806 in the three months ended September 30, 2009 compared to the same period in 2008.  This decrease is primarily due to the Company’s reduced cash position during the third quarter resulting from use of cash to pay amounts owed following the June 29, 2009 financing transaction with the KFLP.

We incurred net losses of $1,437,008 and $1,138,117 during the three months ended September 30, 2009 and 2008, respectively. The increase in our net loss was principally caused by the increase in sales and marketing expenses, acceleration of options expense and the issuance of common stock to Media4Equity.

Nine Months Ended September 30, 2009 and 2008

We had $365,842 in revenues in the nine months ended September 30, 2009 compared with $225,000 in revenues in the same period in 2008.  EvoraPlus product revenues totaled $151,539 and grant revenues were $214,303.  Grant revenue was generated from the National Science Foundation (NSF) Phase II grant for work utilizing the Company’s proprietary DPOLT TM technology in the amount of $176,108 and with the University of Florida to identify disease-specific proteins expressed during citrus greening in the amount of $38,195.

Cost of sales of $100,844 were recorded in the nine months ended September 30, 2009 compared with no cost of sales for the same period in 2008.  Our cost of sales represents costs in connection with the production and manufacture of our Consumer Healthcare products totaling $60,163, shipping and processing costs of $26,714 and scrap costs in the amount of $13,967.

Our operating expenses increased by 60.8% to $5,291,500 in the nine months ended September 30, 2009 from $3,290,848 in the same period in 2008.  R&D expenses decreased by 4.6% to $1,407,516 in the nine months ended September 30, 2009 from $1,474,725 in the same period in 2008.  R&D expenses declined due primarily to the reduction in stock options expense of $179,829.  S,G&A expenses increased 113.9% to $3,883,984 in the nine months ended September 30, 2009 from $1,816,123 in the same period in 2008.  The increase can be attributed to the Company’s hiring of a new management and new sales team totaling $522,353 in salaries and fringe benefits.  Consulting fees for investor relations increased by $578,982 due to the need for several investment firms to assist with our cash raising activities.  Legal fees increased by $568,042 to support rights offering initiative, the Alternext Paris exchange and services to expand our global business in Mexico and France.  Marketing and advertising costs increased by $377,867 for our EvoraPlus and Teddy’s Pride products.

Other income of $739,920 increased by $698,937 for the nine months ended September 30, 2009.  Other income included the gain on extinguishment of payable of $753,942 due to the reduction in expenses owed to three creditors that was agreed to in connection with the June 29, 2009 financing transaction plus additional creditor reductions realized during the 3rd quarter.  Gain on the sale of equipment for the nine months ended September 30, 2009 totaling $11,274 represents the sale of equipment no longer needed to support on-going Mutacin research.  Interest expense for the nine months ended September 30, 2009 totaling $25,915 is primarily interest expense for the short term note with an accredited investor and interest expense for the long term note with the Koski Family Limited Partnership which was part of the June 29, 2009 financing transaction.  Interest income decreased $28,617 in the nine months ended September 30, 2009 from $29,413 during the same period in 2008. This decrease is primarily due to the Company’s reduced cash position and cash settlements made following the Koski Family investment.

We incurred net losses of $4,286,582 and $3,024,865 during the nine months ended September 30, 2009 and 2008, respectively. The increase in our net loss was principally caused by the increase in S,G&A expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.  For the first nine months of 2009, we have received $200,000 of restricted funds as part of the $500,000 NSF Phase II grant to advance development of its small peptide antibiotic synthesis program using our proprietary DPOLTtm. This federal grant will support studies focused on the synthesis and testing of our lead antibiotic, MU 1140.  During the 3rd quarter, we have received $124,570 from the University of Florida under the prime grant with the  Florida Citrus Production Advisory Council.

Our operating activities used cash of $4,413,596 for the nine months ended September 30, 2009 and $2,331,553 for the nine months ended September 30, 2008.  Our working capital deficit was ($10,273) as of September 30, 2009. Cash used by operations in the nine months ended September 30, 2009 resulted primarily from our net loss from operations of $4,286,582.

Our investing activities provided an increase in cash of $18,926 during the nine month period ended September 30, 2009 as compared with a net decrease in cash of $9,158 for the same period ending September 30, 2008.

Our financing activities for the nine months ended September 30, 2009 provided net cash increase of $3,953,704.  This increase was attributable to the purchase of $4,000,000, less stock subscription receivable of $1,000,000, of our common stock by the KFLP; the loan from the KFLP in the amount of $1,000,000.  Additional details of our financing activities are provided below:

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

Line of Credit – On October 20, 2008, the Company obtained from Signature Bank of New York, a revolving line of credit in the amount of up to $1,000,000, for the purpose of providing working capital to the Company.  We did not draw on this line and on January 21, 2009, this line of credit was terminated by us.

Short Term Notes Payable

In March 2009, the Company entered into a short term note payable for $53,087 with an interest rate of 5.75% to finance product liability insurance.  This note matures on January 10, 2010.  At September 30, 2009 the balance due was $15,926.

On April 15, 2009 we entered into a loan agreement with an accredited investor for a short term note in the amount of $100,000.  On August 21, 2009 we paid the short term note and outstanding accrued interest in full.  The note included an interest rate of 15% per annum and its maturity date was April 15, 2011.  In connection with this borrowing we also issued warrants to acquire 100,000 shares of our common stock at an exercise price of $.50 per share and such warrants are exercisable for five years.

On August 6, 2009 the Company entered into a short term note payable for $70,023 with an interest rate of 5.75% to finance directors and officers liability insurance.  This note matures on May 24, 2010.  At September 30, 2009 the balance due was $56,019.

Other Financings

On May 4, 2009 and June 10, 2009, we borrowed $32,556 and $13,100, respectively, from Dr. Jeffery Hillman, our founder, Chief Science Officer and director.  These borrowings were to be repaid upon demand by Dr. Hillman, were unsecured and did not bear interest.  The proceeds from these borrowings were used to purchase inventory for our Consumer Health Care products division.  On June 29, 2009 the aggregate amount of these obligations of $45,656 were repaid by us in full through the issuance of 456,564 shares of our common stock at a price of $.10 per share, which was the closing price of our common stock on June 29, 2009.

Grants

On February 15, 2008, we were awarded a two year NSF SBIR Phase II grant to advance development of our small peptide antibiotic synthesis program using the Company’s proprietary DPOLTtm. This federal grant supports studies focused on the synthesis and testing of our lead antibiotic, MU 1140. While the grant will total $500,000, to date we have received $425,000 of these restricted funds during the last two years.

On September 1, 2009 we received a grant funding from the University of Florida under the prime grant with the  Florida Citrus Production Advisory Councilin the amount of $124, 570.  The purpose of the University of Florida grant is to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT technology.

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

As of September 30, 2009, included in our accounts payable for the period were amounts that we owed to (i) our Chief Science Officer for compensation incurred that we were not able to pay and (ii) former independent directors for prior meeting fees.  The deferred aggregate amount owed to our Chief Science Officer and former directors as of September 30, 2009 was $60,250 and consisted of $26,250 and $34,000, respectively.  The deferred amounts are expected to be settled by us in future periods. The deferrals of payments to our officer and former directors did not reduce our expenses, but served to preserve our limited cash resources at this time to the extent necessary to maintain our operations.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings.  We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $24,279,117 as of September 30, 2009.  The net loss from operations for the first nine months of 2009 was $4,286,582.  Cash used in operations for the nine months ended September 30, 2009 was $4,413,596.  As of September 30, 2009, our principal source of liquidity was $724,967 of cash and cash equivalents and $1,000,000 in stock subscriptions receivable from the KFLP.  These operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related to our commercialization efforts, clinical testing expenditures, as well as conducting basic research.  These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern.  Our ultimate success will likely depend on our ability to continue to raise capital for our operations.

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

While we continue to focus on our products and technologies, we may not have sufficient capital resources to market our products and complete the development of our technologies.  We had a working capital deficit at September 30, 2009 of ($10,273).  While we believe our currently available cash and cash equivalents of $1,724,967 (which includes the stock subscription receivable from KFLP of $1,000,000) is sufficient to enable us to continue to operate during the remainder of 2009, we do not have sufficient capital to operate beyond that time.  During this time, if additional capital is not raised, we would need to significantly adjust our current plan of operations until we are able to acquire additional funding.  In addition, we expect to continue to explore strategic alternatives that may be available to us and our technologies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management's evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under Item 4T, Controls and Procedures, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, management concluded that the Company's internal control over financial reporting was not effective because of the existence of material weaknesses in internal control over financial reporting. Based on those material weaknesses, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended September 30, 2009, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

For the period referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews, (3) limited documentation of our system of internal control, (4) insufficient personnel to employ segregation of duties; (5) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and related documentation; (6) deficiencies in our material technology systems and (7) ineffective controls over period end financial disclosure and reporting processes. In addition, our corporate governance activities and processes are not always formally documented or adequately communicated.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.  These deficiencies and weaknesses were largely attributable to the significant lack of available financial resources and corresponding personnel reductions experienced by us during the quarter ended September 30, 2009.

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes progress has been made during the quarter ending September 30, 2009. We engaged a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts.  During the quarter the consulting firm completed an initial entity level control evaluation (ELC), control documentation and gap analysis for financial close and reporting.  Following such evaluation management prepared a remediation plan to be implemented during the coming months.  Management also expects to review various facets of our information processing system, such as cash disbursements, sales and billing, cash receipts and other procedures. We continue to evaluate and address these weaknesses to ensure adherence to our policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our available liquidity permits.  Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.  This commitment continues to be communicated to and reinforced with our employees.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate other measures as sufficient funds become available to us.  For example, we expect to increase our personnel resources and technical accounting expertise within the accounting function and to create a position to segregate duties consistent with control objectives. In addition, we also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management as funds become available to us. Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning independent audit committee and a lack of outside directors on our Board.

We anticipate that these initiatives will take time to fully implement following the period of insufficient financial resources we experienced. While we received additional funding on June 29, 2009, we still require funding and our existing capital resources may not be sufficient to address our operational needs or to fully address the weaknesses we have identified.  We cannot guarantee that any measures we take will remediate the material weaknesses that we have identified, or that any additional material weaknesses will not arise in the future.  In addition, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have yet to establish any history of profitable operations.  Our profitability will require the successful commercialization of one or more of the technologies we either license or own. Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of minimal sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. Furthermore, our cash burn rate and expenses have recently increased significantly due to our aggressive commercialization, marketing and international initiatives. We expect to incur losses for at least the next several quarters as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities.  Losses have totaled approximately:

$4,286,582 for the nine months ended September 30, 2009

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

We have experienced losses from operations during the last three years and have an accumulated deficit of $24,279,117 as of September 30, 2009 and $19,992,535 as of December 31, 2008.  We have an operating cash flow deficit of $4,413,596 for the nine months ended September 30, 2009 and $3,835,190 for the year ended December 31, 2008 and we sustained operating cash flow deficits of $1,913,760 and $2,224,538 in 2007 and 2006, respectively.  Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products.  At September 30, 2009, December 31, 2008 and December 31, 2007, we had working capital (deficit) of approximately ($10,273), ($500,672) and $260,534, respectively.

The Company's principal source of liquidity at September 30, 2009 was $1,724,967 which includes $724,967 in cash and cash equivalents and $1,000,000 in stock subscriptions receivable.  The Company currently has sufficient capital to operate for the remainder of 2009.

We continue to require additional financing to operate beyond 2009.

We do not have sufficient capital to sustain our operations beyond 2009 and we require additional financing. If we are not able to raise additional capital, among other things, we could:

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

The Koski Family Limited Partnership (“KFLP”) has a controlling interest in our outstanding shares of common stock.

The KFLP own approximately 55% of our outstanding shares of common stock. Our directors, officers and principal (greater than 5%) security holders, taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 74% of our outstanding shares of $.001 par value common stock. Certain principal security holders are our directors or executive officers. As a result of such ownership, these security holders may be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. In addition, certain provisions of Florida law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

We have pledged substantially all of our assets as collateral to secure our indebtedness to the Koski Family Limited Partnership  which may  limit our ability to incur additional indebtedness or to raise additional capital, and if we fail to meet our payment or other obligations under this debt, the KFLP could foreclose on, and acquire control of, substantially all of our assets.

         We have pledged substantially all our assets as security for borrowings under our promissory note to the Koski Family Limited Partnership. Since substantially all of our assets are used to secure this debt obligation, we have a limited amount of collateral that is available for future secured debt or credit support. As a result, we may be limited in our ability to incur additional debt or equity financings. In addition, if we fail to comply with the terms of our promissory note the KFLP could declare all funds borrowed thereunder to be immediately due and payable.  If we are unable to repay the amount owed the KFLP could foreclose on, and acquire control of, substantially all our assets that serve as collateral.  We cannot provide any assurances that we will be able to generate sufficient cash from our operations or any financing efforts to repay the promissory note.

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

Forward-Looking Statements

This 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our need for and availability of working capital, (b) our financing plans, (c) our strategies, (d) our projected sales and profitability, (e) anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On September 16, 2009 we issued 500,000 shares of our common stock, par value $.001 per share, to Media4Equity LLC (“M4E”).  The restricted shares were issued to M4E pursuant to the terms of an agreement we entered into with M4E effective September 3, 2009, whereby M4E will provide national media exposure consulting services to us relating to the placement of print and radio features.  The shares have a fair market value of $115,000 based on a price of $0.23 per share.  This amount is included in selling, general and administrative expenses in the accompanying statements of operations.  In addition to the issuance of common stock the agreement with M4E requires us to make monthly payments to M4E of $10,000 over the three year term of the agreement, subject to certain termination rights.

On September 14, 2009 we issued a warrant to Strategic Growth International, Inc.(“SGI”) to acquire 250,000 shares of our common stock at $0.30 per share.  The warrant was issued in connection with an agreement with SGI to provide investor relations services to us.

The warrant is currently exercisable and has a three year term.  The warrant is substantially similar in form to that of the form of the warrant granted by us to KFLP in connection with our June 29, 2009 financing transaction.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of November, 2009.

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