Form 10-K
period 2009-12-31
ORAGENICS INC
filed 2010-03-31
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009

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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009 was approximately $8,303,178 based upon a last sales price of $0.25 as reported by the OTCBB.
As of March 17, 2010, there were 108,203,148 shares of the registrant's Common Stock outstanding.

 Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	Our inability to continue to raise capital,

•	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenue or profit,

•	As a result of our lack of financial liquidity and negative shareholders’ equity, our auditors have indicated there is uncertainty of our ability to continue as a “going concern,”

•	If we fail to raise significant additional capital we may need to significantly curtail operations, marketing and development and it could cause us to be forced to cease operations,

•	If we raise capital it may be on terms that result in substantial dilution to our existing shareholders,

•	We may be unable to achieve sustainable commercial viability of our consumer products and acceptance of our proposed products,

•	Orders we receive for our consumer products may be subject to terms and conditions that could result in their cancellation or the return of products to us,

•	We may become dependent on a few large retail customers for sales of our consumer products,

•	If we are unable to raise sufficient capital our license for our SMaRT™ Replacement Therapy and M 1140 with the University of Florida Research Foundation could be terminated,

•
We are subject to extensive and costly regulation by the FDA, applicable international regulators and other regulatory bodies, which must approve our product candidates in development and could restrict or delay the sales and marketing of our products and products in development,

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

Overview

We are a multifaceted biopharmaceutical company focused on the discovery, development and commercialization of a variety of products and technologies. Our offices are in Tampa, Florida and Alachua, Florida. Our research and development facilities are located in Alachua, Florida, near the University of Florida where we have experienced scientific and management teams in place to lead the Company into what we anticipate will be an exciting new phase of operations. We have historically operated largely within the confines of the United States. We have also positioned ourselves for development of a global foundation, with international partners and customers.

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

Corporate Strategy

We have transitioned from a company with a focus purely on discovery and development to a company focused primarily on commercialization.    Our overall strategy is to maximize shareholder value by commercializing and developing products internally and by seeking out alliances and strategic partnerships with major, global pharmaceutical, diagnostics and consumer products companies.  To maximize shareholder value, we may internally develop or commercialize some of our technologies before entertaining investments or ventures from strategic investors or partners.   As technologies proceed through the regulatory process, they become significantly more valuable.  The difference in value can be an order of magnitude higher.  As such, in certain cases, the return on investment on clinical trials that we fund can be exceptional.  We intend to take each technology on a case-by-case basis to determine the most appropriate path to maximize shareholder value and ROI.  We also intend on continuing the culture of innovation that fostered the creation of many of our technologies.

Our Technologies

We have a number of technologies, products and platforms.  For ease in understanding, we have broken them down into four distinct groups.  Each technology can be characterized as an over-the-counter consumer product or technology that requires the completion of all relevant FDA clinical trials and FDA approval before it can be marketed.

(1)	Consumer Healthcare
a.	Oral probiotics that contain our ProBiora3TM technology (food additive);
b.	Products for weight loss that revolve around our LPT3-04TM weight loss agent (food/nutritional supplement)

(2)	Antibiotics
a.	DPOLTTM lantibiotic synthesis platform (for generation of drug products);
b.	MU 1140, mutacin (drug)

(3)	Biomarker Discovery
a.	PIVIATTM (diagnostics, therapeutics, vaccines and drugs) and
b.	PCMATTM (diagnostics, therapeutics, vaccines and drugs)

(4)	Biologics
a.	SMaRT Replacement TherapyTM (biological drug)

CONSUMER HEALTHCARE:

Our Consumer Healthcare Division markets products that we have determined do not require pre-approval by the Food and Drug Administration and can be sold through retail channels.  There are two product categories; (1) Oral Probiotics, and (2) Weight Loss.

Oral Probiotic Product Category:

Our oral probiotics revolve around the ProBiora3TM technology.  ProBiora3™ employs three naturally occurring strains of beneficial bacteria which promote oral health.  Probiotics are live microorganisms that confer a health benefit to their host when administered in adequate amounts.  The beneficial bacteria in a probiotic formulation help to maintain a healthy balance with bacteria in the body. Examples of common probiotic applications are yogurt containing live cultures and acidophilus capsules to improve digestion, plus products for improved immune system response and vaginal and urinary tract health.

Oral Biology

According to Asa et al. (Journal of Clinical Microbiology 2005 Nov; 43(11) 5721-32), the oral cavity provides an ecological niche for over 700 bacterial species, some of which are responsible for periodontal disease (gum disease) and dental caries (tooth decay). Of all of the bacteria normally residing in a person’s mouth, only about half a dozen are the primary cause of periodontal disease and dental caries.

Regulatory Status of Oral Probiotics

Probiotic products that make cosmetic or structure-function claims are generally able to enter the market without the need for extensive regulatory filings and clinical testing. This avenue, called GRAS (“Generally Recognized as Safe”), is available for products that are generally recognized as safe do not make any claim that they treat, prevent, or cure a disease, which would be considered to be drug claims. We intend to market our probiotic product in reliance on GRAS without making disease prevention claims.

Market Opportunities

Oral Care:  The oral care market is exceptionally large and is expected to grow larger.  It has been estimated by Packaged Facts that the US oral care market was $9.1 billion in 2008 and that this market will break the $10.9 billion mark by 2014.  We believe, ProBiora3tm is the only comprehensive oral probiotic technology currently available in the oral care market.

Companion Pets:  According to the APPA (“American Pet Products Association”) Pet Owners Survey, in 2009/2010, approximately 62% of US households owned a pet, with 38.2 and 45.6 million households owning cats and dogs, respectively.  The APPA also estimates that total pet industry expenditures in 2009 in the US were $45.5 billion, representing an increase of 5.4% from 2008.  Of this, $10.4 billion was spent on Supplies/OTC Medicine, representing a 5.8% increase over 2008.

Probiotics in general:  The Probiotics markets are expected to grow at a rapid pace during the next several years.  According to MarketsandMarket, a research firm, the global probiotics market is expected to reach $32.4 billion by 2014, which equates to a CAGR (“compound annual growth rate”) of 12.6% from 2006 through 2014.   Probiotics products are relatively common in Asia and Europe. The probiotics market in the U.S. is emerging, and products are available that address gastrointestinal problems and other uses, especially as nutritional supplements, food supplements or dietary aide products.  Our oral probiotics products containing ProBiora3 are widely recognized as the first probiotic product designed for comprehensive oral care to hit the market.  This has provided us, with what we believe to be, a significant first mover advantage.

Marketing ProBiora3TM

To market ProBiora3TM, we have developed a bifurcated strategy.  We have branded the technology, ProBiora3TM, as an active ingredient for licensing and private labeling.  We also market products containing ProBiora3TM under our own house brand names.  Our house brand products will contain different ratios, or blends, of the three natural strains contained in ProBiora3TM and potentially different delivery mechanisms such that each product will be tailored to the needs of specific markets.  These products are:

•	EvoraPlusTM: a product with equal weight of all three strains that is optimally designed for the general consumer market
•	EvoraKidsTM: a product that has a greater concentration of the strain designed to address tooth health, which is more of an issue for children.
•	Teddy’s PrideTM: a product that has a mixture that is overloaded with two strains which focus on cleaner teeth and fresher breath, problems endemic with cats and dogs.

All three products have been launched and are available through various distribution channels.

Large Retailers - The Drugstore & Big Box Retail Channels:  The process for product adoption by large retailers typically has five essential phases; (1) the incorporation of a product into a retailer's "planagram", (2) the assignment of a "vendor ID" to the vendor and the establishment of connectivity, typically using electronic data interchange, (3) the transmission and receipt of an initial order, (4) the fulfillment and delivery of the initial order, and (5) the subsequent re-order by the retailer to replenish inventory.  In early November 2009, we received written confirmation that EvoraPlusTM would be included in the planagram of one of the nation's largest drugstore chains.  In connection with our efforts with this drugstore chain, we established a vendor ID and have since received an initial order from this customer.  We expect to continue to approach prospective retail customers regarding our consumer healthcare products and we are optimistic about our prospects.

Grocery Store Channel:  We have received orders from several large regional grocery store chains.  We are optimistic about the potential opportunities for of our products in this channel, there can be no assurances, however, that our products will be successfully received by the marketplace through this channel.  We are also in discussions with several grocery store chains including some of the largest grocery chains in the United States.

International Interest:  We have experienced an increase in interest and demand for our consumer products internationally.  To address such interests, we have retained a Director of International Sales and Marketing with substantial international marketing experience and we remain optimistic about potential future developments from this channel.

In addition to the distribution of our consumer healthcare products, we have participated in a trade show and have received broad based media coverage.

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

We remain optimistic about our marketing efforts.  We also expect to increase the consumer awareness of our consumer products through advertising initiatives we have underway.

EvoraPlusTM EvoraKidsTM and Teddy’s PrideTM - Description & Manufacturing

EvoraPlusTM is a mint flavored probiotic tablet packaged in a 60 unit box with four 15-dose blister packs.  EvoraKidsTM comes in the same format as EvoraPlusTM except we have exchanged the flavoring to one that is preferable to children.  The intended use for EvoraPlusTM  and EvoraKidsTM is for the consumer to take one tablet twice per day after brushing.  As such, one box equals approximately one-month’s supply of the product.  These products are designed for repetitive use in order to achieve the intended benefits.  We believe this feature provides the potential for recurring revenue as consumers who continue to seek the benefits of the products will need to continue to make purchases.

Teddy’s PrideTM comes in powder form, which is odorless and tasteless.  The powder is sprinkled on a pet’s food once per day.  It is sold in a pail containing a pre-measured measuring spoon that provides the pet the recommended dosage per application.  Each pail provides a 60-day supply of Teddy’s PrideTM.

  We have completely outsourced the manufacturing process for our probiotics products.  We have qualified separate contract manufacturers for production of our active, ProBiora3 probiotics blend, for powder bending and tablet manufacture, and for the finished packaging of our probiotics products. Each of our contract manufacturers is GMP certified with the ability to scale production as needed.  Our arrangement with each of the manufacturers is that we place orders for components or finished product to be produced for a fixed fee which we are expected to pay on completion of the manufacturing process.   Packaged probiotics products are shipped to us or to a destination specified by us, which would be a central distribution center in the case of either one of our larger drugstore chains or a private label distributor.  We currently maintain an inventory of our products for direct online sales and other sales to distributors.  We believe our arrangements with our contract manufacturers are satisfactory to meet our current and expected future needs.  We do not have a long-term supply agreement or commitment with any of our manufacturers.  Each manufacturer has the ability to terminate its services to us at any time.  We have qualified and used at least two contract manufacturers for each step in our manufacturing process.  Any manufacturer has the ability to terminate its services to us at any time.  Our arrangements with the manufacturers are not exclusive and we are able to have our components/products contract manufactured at other facilities, which we have already qualified in the event of loss of any single relationship or if order volumes spike significantly.

Competition to the ProBiora3TM Technology

Many companies sell probiotics that are principally designed for digestive health, vaginal and urinary tract health, and immune system support. Our product will not compete directly with the products of these companies. Recently, researchers at the University of Hiroshima in Japan have published studies indicating that Lactobacillus reuteri, a bacterial species isolated from the gastrointestinal tract, can reduce the levels of Streptococcus mutans in the mouth and may aid in the prevention of tooth decay.  Lactobacillus reuteri is widely used as a probiotic for other indications and recently has been promoted for dental health. We are aware of a probiotic product from BioGaia AB/Sunstar, containing a strain of lactobacillus reuteri, which is on the market today as GUM® PerioBalance® and is targeted to maintain oral health. Another probiotic bacteria for oral care is commercially available in the US from the supplier, Frutarum, (known as BLIS K12 probiotic); it is promoted for bad breath and contains the bacterium, Streptococcus salivarius K12. This bacterium principally colonizes the cheek and tongue surfaces in the oral cavity, and as such is promoted only for its oral care activity as an aid for halitosis. As compared to all of these competitors, Probiora3TM, with its unique blend of three proprietary probiotic strains, potentially has greater beneficial actions for maintaining oral health.

Weight Loss Product Category:

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

The Weight Loss & Diet Control Market

According to Marketdata, Inc., the US Weight Loss & Diet Control market was approximately $59 billion in 2008.  Obesity is at epidemic proportions and is a global problem.

Weight Loss Marketing Strategy

Our strategy for our weight loss technology is to develop a house brand to market to consumers through channels similar to probiotics.  We plan on developing several products under the house brand that vary by delivery mechanism.  We expect to also develop a product for the pet market as well.  We expect to essentially use two of the three channels that were developed for our oral probiotic; (1) DTC and (2) Mass Retail.  We may also market directly to Medical Professionals and Veterinary Offices.

At present, we are re-formulating the delivery mechanism for LPT3-04.  We expect to conduct clinical trials for efficacy sometime in 2010.  Once these trials have been completed, if successful, we will launch a product containing the technology.

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

MU 1140

Through his work with S. mutans at the Harvard affiliated Forsyth Institute and later at the University of Florida, Dr. Hillman discovered MU 1140, or mutacin, a powerful lantibiotic that is produced in the oral cavity by the natural parent of the SMaRTTM strain.  MU 1140 is an antibiotic that belongs to the novel class of molecules called lantibiotics.  It is active against Gram positive bacteria responsible for a variety of clinically important diseases such as MRSA (methicillin-resistant Staphylococcus aureus) and VRE (vancomycin-resistant Enterococcus faecalis).  In preliminary studies it has also been shown to be active against both growing and non-replicating Mycobacterium tuberculosis cells.  Preclinical testing has demonstrated low toxicity, efficacy in animal models of infection, and good pharmacological properties.  Sensitive bacteria show minimal ability to develop resistance to MU 1140.  In general, preclinical studies indicate that it has the potential to replace current antibiotic drugs of last resort that are increasingly failing.

Market Opportunity

According to the Center for Disease Control ("CDC"), Nosocomial infections are estimated to occur in 5% of all acute-care hospitalizations; the incidence rate is 5 infections per 1,000 patient-days. Based on the 35 million patients admitted to 7,000 acute-care institutions in the United States, the incidence of hospital-associated infections ("HAI's") is more than 2 million cases per year.2 HAIs result in an additional 70,000 deaths (range 17,500-70,000) and an added expenditure in excess of $4.5 billion. Nosocomial infections are estimated to more than double the mortality and morbidity risks of any admitted patient. This is the equivalent of 350,000 years of life lost in the United States.  The critical care market for antibiotics is about $7 billion in U.S.A. Cubicin®, a newer gram positive lipopeptide antibiotic, had 2009 revenues of $562 million in the US.  The need for novel antibiotics is increasing as a result of the growing resistance of target pathogens. The Center for Disease Control estimates that bacteria resistant to known antibiotics cause 44% of hospital infections; individual hospitals have resistant rates as high as 70% for many important gram positive infections. Vancomycin, introduced in 1956, serves as the last line of defense against certain life-threatening infections, but certain bacteria have developed strains which resist even vancomycin. The annual direct cost to treat HAIs is also quite high.  The CDC estimates that the annual cost to be $35.7 to $45.0 billion dollars annually (adjusted to 2007 dollars).

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

MU 1140 was found to kill all gram-positive bacteria tested at concentrations comparable to therapeutically effective antibiotics. A particularly interesting feature of MU 1140 is that none of the sensitive species of bacteria tested was able to acquire genetically stable resistance to purified MU 1140. During 2006 and 2007, we completed a significant preclinical study and demonstrated that MU 1140 is effective in an animal infection model of septicemia against Staphylococcus aureus.  In 2007, further pharmacodynamic studies were done demonstrating the antimicrobial activity, its novel mechanism of action, synergy with an aminoglycoside, and utility of MU 1140, especially against drug resistant organisms, such as MRSA (methicillin-resistant Staphylococcus aureus), VRE, (vancomycin-resistant Enterococcus faecalis), and Streptococcus pneumoniae, all common and serious sources of infections in humans. Pilot pharmacokinetics studies were done.  Since 2007, research work has been focused on scaling up the synthetic molecule through our Synthetic Chemistry Platform, DPOLTTM (Differentially Protected Orthogonal Lantionine Technology).

Intellectual Property

We have exclusively licensed the intellectual property for our MU 1140 technology from the University of Florida Research Foundation, Inc. See the discussion regarding our license in the Intellectual Property section under our Replacement Therapy technology.

Progress

In the fourth quarter of 2008, we announced the successful synthesis of an antibiotic using our proprietary DPOLT™ technology. The molecule belongs to a class of antibiotics called Lantibiotics that were first discovered over 80 years ago. Although there are now over 50 different Lantibiotics known, this is the first report of a cost-effective method for making one in sufficient amounts and with sufficient purity to enable comprehensive testing and commercial viability. We have retained Almac Sciences in October 2008, a leading contract manufacturer and a division of the Almac Group, to refine and scale-up GMP production of the synthetic MU1140™ analogue to achieve sufficient quantities for it to be fully tested for regulatory approval.  In conjunction with Almac, we continued throughout 2009 to improve and refine the processes we have developed to shorten the process to scale MU 1140 and decrease overall production costs.  We currently estimate that, once commenced, the regulatory process will take at least four years of clinical testing and the application and approval of an NDA by the FDA before this drug could be commercially available. Other synthetic Lantibiotics are expected to follow as they are developed and tested.

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

BIOMARKER DISCOVERY:

Our Biomarker Discovery division is driven by our two proprietary platforms for the identification of genetic targets that can be used in diagnostic tests as well as in vaccines and therapeutics.  The two platforms are PIVIATTM (Proteomic-based In-Vivo Induced Antigen Technology) and PCMATTM (Proteomic-based Change Mediated Antigen Technology).  What we believe makes our platforms unique is that we focus on the infection or disease in vivo, or in the body, rather than in vitro, or in the test tube.  We believe that infections and diseases behave differently in different environments and produce different proteins, or gene targets.  One of the first major initiatives has proven this to be true; our study on colorectal cancer.

Developing a Diagnostic Test Using Gene Targets

The process to develop a diagnostic test using gene targets has the following basic steps:

(1)	Identification of Gene Targets. We use our proprietary platforms to identify gene targets for specific disease states.

(2)
Validation.  Once targets have been identified, they then need to be validated.  This can be done internally or by a third-party.  Once targets have been validated they can be sold or licensed to a third party diagnostics, therapeutics or vaccine company.

(3)	Incorporation into a Diagnostic Test, Therapeutic or Vaccine. Validated targets can then be incorporated into a diagnostic test, therapeutic or vaccine.

Once a test is developed, it would then need to go through the appropriate regulatory process in order to be registered and marketed.  In the US, this will typically require the filing of a 510K application with the FDA, to-date we have not commenced any filings with the FDA regarding diagnostic tests using our gene targets.

Our revenues for out-licensing markers would typically be a combination of upfront fees, milestone payments based on regulatory filings and approvals, and royalties on the sale of diagnostic tests, therapeutics or vaccines to end users.  Fees will vary depending on the timing of a licensing arrangement.  Obviously, gene targets that have been discovered and validated will command a higher premium.  Our objective is to carry our gene targets as far down the process as possible.  At present, we are developing techniques to validate targets as quickly and efficiently as possible.  Eventually, we would like to have all three steps performed internally.

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

Progress

We continue to make advances with our biomarker discovery platforms.  One major advance, which we internally characterize as the “fluidics approach”, has shown substantial promise.  The fluidics approach focuses primarily on the discovery and analysis of shed proteins.  Through this adaption to our platforms, we believe we will be able to discover a small set of high-value protein targets for a variety of disease states in a fraction of the time and at a fraction of the cost compared to our competitors.  We are in the final stages of completing a proof of concept for the fluidics approach.  If the fluidics approach is proven, then we anticipate we will initiate studies on a number of disease states during the year.

BIOLOGICS:

SMaRT Replacement Therapy™

SMaRT Replacement Therapy™ is a single, painless, one time, 5 minute topical treatment that has the potential to offer lifelong protection against dental caries (tooth decay). Dental caries is a worldwide epidemic that affects the majority of populations in industrialized and developing countries. According to the World Health Organization, tooth decay is the most prevalent chronic infectious disease, affecting more than 5 billion people. Much of the tooth decay in low-income countries remains untreated until the teeth are extracted.  Replacement therapy is suitable for use by the general population. The ideal application would be to treat children when bacterial colonization of their new tooth surfaces is occurring. Applied topically to the teeth with a swab, the therapy can be administered by dentists to patients during routine office visits.

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

Regulatory Status

We have conducted a FDA Phase I clinical trial and we have been approved for a FDA Phase I(b) clinical trial.  We anticipate initiating this second Phase I safety trial in the coming months.  We also believe that SMaRT Replacement Therapy will be an appealing technology for developing countries.

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

Our In-Licensed Technology Agreements

Replacement Therapy

We have exclusively licensed the intellectual property for our replacement therapy technology from the University of Florida Research Foundation, Inc., a nonprofit Florida corporation (the “Florida Research Foundation”).  The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the United States Patent Office on June 7, 1995 and made effective on March 4, 1997.  The patent will expire on June 7, 2015. Our license is for the period of the patent, subject to the performance of terms and conditions contained therein. The patent covers the genetically altered strain of Streptococcus mutans which does not produce lactic acid, a pharmaceutical composition for administering the genetically altered strain and the method of preventing tooth decay by administering the strain.  See “-Our Intellectual Property”.

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

MU 1140.

We have exclusively licensed the intellectual property for our MU 1140 lantibiotic technology from the Florida Research Foundation.  The original license agreement was dated June 22, 1998 and was subsequently amended on September 15, 2000, July 10, 2002,  September 25, 2002 and March 17, 2003. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide and Methods of Use”. Our license is for the period of the patent, subject to the performance of terms and conditions contained therein.  See “-Our Intellectual Property.”

Additional  Terms of License Agreements

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

We are required to maintain liability insurance coverage appropriate to the risk involved in marketing the products, for which we obtained liability insurance that expired March, 2010. Our liability insurance has been renewed up through March 2011 however there is no assurance that we can obtain continued coverage on reasonable terms.

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

GOVERNMENT REGULATIONS:

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

If the FDA evaluations of the BLA or NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the BLA or NDA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the BLA, NDA or manufacturing facility is not favorable, the FDA may refuse to approve the BLA or NDA or issue a non-approvable letter that often requires additional testing or information.

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

License Agreements.  We have exclusively licensed the intellectual property for our Replacement Therapy and Mutacin 1140 technologies from the University of Florida Research Foundation, Inc., a nonprofit, Florida corporation.  The related patents to which our exclusive license applies are U.S. patent 5,607,672, “Replacement Therapy for Dental Caries,” and U.S. patent 5,932,469, “Antimicrobial Polypeptide and Methods of Use” (including derivative patents: 6,391,285, 6,475,771, 6,964,760 and 7,067125).  See “Our In-licensed Technology Agreements.”

Patents.  We attempt to protect our technology and products through patents and patent applications. We have built a portfolio of patents and applications covering certain of our technologies.  As of March 21, 2010, we hold two issued U.S. patents and we have 7 non-provisional U.S. patent applications directed toward our products and technologies.  Our pending applications cover a range of technologies, including specific embodiments and applications for treatment of various medical indications, improved application methods and adjunctive utilization with other therapeutic modalities.  We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the fee.  The patents and patent applications we have with respect to our products and technologies are set forth below:

•
Consumer products. We filed two patent applications on our probiotic technology on (U.S. patent application serial number 10/567592, filed August 10, 2004; U.S. Pat. Appl. Serial Number 12/482,881, filed June 11, 2009).  We also filed a patent application entitled “Methods for Size and Weight Reduction” (U.S. patent application serial number 11/265, 414).

•
Biomarker Discovery. In our Biomarker Discovery division we acquired the rights to our platform technology in November 2006 in connection with our acquisition of IviGene Corporation.  We own patents and applications directed toward the identification of polynucleotides expressed during the process of infection: In Vivo Induced Antigen Technology-U.S. Patent 7,033,748, and U.S. Patent Application Serial Nos. 09/980,845; 12/327,056; Method of Detection of Mycobacterium Tuberculosis, U.S. Patent Application Serial No. 12/293,497 filed 3/13/07; Compositions for Detection and Treatment of Colorectal Cancer, PCT/US09/050938, filed 7/17/09.

•
Antibiotics. In our Antibiotics division we have filed a patent application directed at the intellectual property surrounding the DPOLTTM solid/liquid phase peptide synthesis platform technology, as well as associated areas of lantibiotics technology, in the U.S. (Pat. No. 7,521,529; U.S. Pat. Appl. 12/413,551) and internationally (August 2006).  In addition, we have the exclusive license for our MU 1140 lantibiotic technology from the University of Florida Research Foundation.  See “License Agreements” above.

•
Biologics. We have licensed Replacement Therapy technology, the use of recombinant Streptococcus strains to combat dental caries, from the University of Florida Research Foundation.  See License Agreements above.

We also have applications pending and/or allowed in Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, New Zealand, South Africa, South Korea, as well as in the European Patent Office.  Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

The recently passed Health Care Reform legislation contains a section that provides a 12 year market exclusivity for new biologics. We believe that our SMaRT Replacement Therapy™ technology would fall under this section of the reform legislation and as such would be granted a 12 year period of protection from biosimilar competition.

Trademarks.  Our trademarks are of material importance to our business.  We have developed many brand names and trademarks for our products.  Accordingly, our future success may depend in part upon the goodwill associated with our brand names.  We currently use the following unregistered trademarks:  SMaRT Replacement Therapy™, MU 1140™, Probiora3™, IVIAT™ and CMAT™, LPT3 04™ and DPOLT™.   Oragenics is among our non-registered trademarks. We currently have pending with the U.S. Patent & Trademark Office, applications for registration of our principal brands, including the marks for EVORAKIDS, EVORAPRO, PROBIORA, and TEDDY’S PRIDE.  We also hold U.S. trademark registrations for EVORAPLUS® and PROBIORA3®.  Finally, we hold a European Community trademark registration for PROBIORA3®.

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

Government Grants. We have applied for and have received funding from government agencies under the National Science Foundation’s Small Business Innovation Research (SBIR) grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration (SBA). As a result, our eligibility may change in the future and additional funding from this source may not be available.  In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the United States Government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the United States Government. The United States Government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those Government-funded technologies and may assert our intellectual property rights against other non-Government users of technology developed by us, but we may not be successful in our efforts to do so.

Research and Development Costs

We have spent $1,833,746, $1,955,488 and $1,569,551 on research and development of our technologies in 2009, 2008 and 2007, respectively.

Employees
As of December 31, 2009, we had 14 full-time and no part-time employees. We have 3 employees in research and development, 5 employees in general and administrative and 6 employees in sales, marketing and business development.  We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

$5,519,348 for the year ended December 31, 2009

$6,021,742 for the year ended December 31, 2008

$2,311,712 for the year ended December 31, 2007

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ (deficit) equity. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2009 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We have experienced losses from operations during the last three years and have an accumulated deficit of $25,511,883 as of December 31, 2009.  We have an operating cash flow deficit of $5,799,481 for the year ended December 31, 2009 and we sustained operating cash flow deficits of $3,835,190 and $1,913,760 in 2008 and 2007, respectively.  At December 31, 2009 and December 31, 2008, we had working capital of approximately $2,564,147 and $(500,672), respectively.

The Company's principal source of liquidity at December 31, 2009 was $2,751,592 in cash and cash equivalents and restricted cash.  The Company currently does not have sufficient capital to operate beyond June 2010.

We continue to require additional financing to operate beyond the second half of the year.

We do not have sufficient capital to sustain our operations beyond June 2010 and we will require additional financing as soon as possible. If we are not able to raise additional capital, among other things:

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

The Koski Family Limited Partnership (“KFLP”) together with members of the Koski Family have a controlling interest in our outstanding shares of common stock.

The KFLP together with its partners own approximately 53.4% of our outstanding shares of common stock. Our directors, officers and principal security holders (greater than 5%), taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 74% of our outstanding shares of $.001 par value common stock. Certain principal security holders are our directors or executive officers. As a result of such ownership, these security holders may be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. In addition, certain provisions of Florida law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

Sales of our consumer healthcare products may be adversely affected by fluctuations in buying decisions of mass merchandiser, drug and food trade buyers and the trend toward retail trade consolidation.

We sell our consumer healthcare products to mass merchandisers and food and drug retailers in the United States. Consequently, our revenues could be affected by fluctuations in the buying patterns of these customers. These fluctuations may result from wholesale buying decisions, economic conditions and other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, whose bargaining strength can continue to grow due to their size. Such retailers have demanded, and may continue to demand, increased service and order accommodations as well as price and incremental promotional investment concessions. As a result, we may face pressure on our prices and experience increased expenses from promotions to meet these demands, which would reduce our margins. We also may be negatively affected by changes in the policies of our retail trade customers such as inventory destocking, limitations on access to shelf space and other conditions.

Government regulation of the processing, formulation, packaging, labeling and advertising of our consumer healthcare products can impact our ability to market such products.

Under the Dietary Supplement Health and Education Act of 1994, companies that manufacture and distribute dietary supplements are limited in the statements that they are permitted to make about nutritional support on the product label without FDA approval. In addition, a manufacturer of a dietary supplement must have substantiation for any such statement made and must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease. The product label must also contain a prominent disclaimer. These restrictions may restrict our flexibility in marketing our consumer healthcare products.

The FDA has proposed GMPs (Good Manufacturing Practices) specifically for dietary supplements. These new GMPs, when finalized, will be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with certain rules (including quality control provisions) similar to the GMPs applicable to drugs. There can be no assurance that, if the FDA adopts GMPs for dietary supplements, we and/or our suppliers will be able to comply with the new rules without incurring substantial expenses that might have a material adverse effect on our financial position or results of operations. As a formulator, distributor and marketer of dietary supplements, we are subject to the risk that one or more of the ingredients in our product may become subject to regulatory action in the future.

The processing, formulizing, packaging, labeling and advertising of our consumer healthcare products, however, are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities also are subject to regulation by various agencies of the states and localities in which our products are sold. Among other things, such regulation puts a burden on our ability to bring products to market. Any changes in the current regulatory environment could impose requirements that would make bringing new products to market more expensive or restrict the ways we can market our products. In addition, the adoption of new regulations or changes in the interpretation of existing regulation may result in significant compliance costs or discontinuation of product sales and may adversely affect our revenue. The FDA may implement additional regulations with which we would have to comply, which would increase expenses.

No governmental agency or other third party makes a determination as to whether our products qualify as dietary supplements or not. We make this determination based on the ingredients contained in the products and the claims we make for the products and if our determination is denied by any regulatory authority we could face significant penalties that may require us to shut down our operations

If we incur product recalls or liability claims  regarding our consumer healthcare products, it could increase our costs and adversely affect our reputation, revenues and operating income.

Our consumer healthcare products are designed for human consumption and we may face product recalls, withdrawals or declining sales, as well as liability claims if the use of our products is alleged to have resulted in injury. Our products consist of ingredients that are classified as foods or dietary supplements and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that may not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. We may be subject to various product recalls and liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product recall and liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We are currently depend primarilyt upon a single third party manufacturer for our ProBiora 3™ product.

Since we currently have no manufacturing facilities, we are dependent upon establishing relationships with independent manufacturers to supply our product needs. We currently rely primarily on one key contract manufacturer as our single source supplier for ProBiora3™ product.  If our contract manufacturer is unable or unwilling to produce the product we would not be able to have it manufactured until a alternative manufacturer is qualified, which could impair our ability to commercialize the Evora™line of product and harm our business.  We may not be able to find alternative manufacturers on favorable terms to provide us with these services or at all.  In addition, competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

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

Our contracts may be delayed, terminated or reduced in scope with little or no notice, which could adversely impact our profitability.

Many of our contracts with our clients may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of our product to satisfy safety and/or efficacy requirements, unexpected results of our product or our decision to reduce research and development activities. In addition, if we are unable to provide the sufficient number of staff required for a project, the contract may be delayed, terminated, or reduced in scope.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and our limited number of research scientists, who have experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees. The loss of the services of our Chief Executive Officer, David Hirsch, our Chief Scientific Officer, Dr. Jeffrey D. Hillman, and our Chief Financial Officer, Brian Bohunicky and any of our researchers could harm our ability to develop and commercialize our technologies. We have no "key man" life insurance policies. We have employment agreements with Dr. Hillman and Mr. Hirsch.  Dr. Hillman’s agreement automatically renews for one-year terms unless 90 days written notice is given by either party.  Mr. Hirsch’s agreement automatically renews for one-year terms unless 30 days written notice is given by either party.

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

We are subject to risks of doing business  internationally.

We have formed a subsidiary in Mexico and may encounter certain risks of doing business internationallyincluding:

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

            Our exposure to these risks could cause us to be unable to attain the anticipated benefits and our business could be adversely impacted.

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

Products are sold subject to a right of return to our customers.

Our consumer healthcare products may be sold to mass retail customers with a right of return.  This practice is not unusual or uncommon for retail customers in our business. For example, a right of return may be granted when the shelf life has reached its expiration or the product has remained unsold for a period of time. We are just beginning our roll out of our consumer healthcare products on a larger scale to mass retailers and we have limited data to determine the expected returns in future periods in situations when we may grant rights of return.
We have limited resources which exposes us to potential risks resulting from internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act, to stimulate the economy. Prior to that on October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the banking system and financial markets. The U.S. Department of the Treasury and banking regulators have implemented a number of programs under pursuant to such legislation to address capital and liquidity issues in the banking system and to stimulate economic recovery. There can be no assurance, however, as to the actual impact that these programs and legislation or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the economy. The failure of any such program or the U.S. government to maintain stability in the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Risks Related to our Common Stock

Our common stock is not listed on a national U.S. securities exchange and the application of the “penny stock” rules could adversely affect the market price of our common stock as well as increase your transaction costs to sell those shares.

Our common stock trades on the OTC Bulletin Board which generally has significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions, reduction in securities analyst and news media coverage, and lower market prices than might otherwise be obtained. As a result, purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. In addition, if at any time the trading price of our  stock is below $5.00 per share it is subject to the SEC’s “penny stock” rules.  Because the “penny stock” rules impose certain requirements on brokers, they may be less willing to execute transactions in our securities.  Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

Our stock price historically has been volatile and our stock’s trading volume has been low.

The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

•	quarter-to-quarter variations in our operating results;
•	the results of testing, technological innovations, or new commercial products by us or our competitors;
•	governmental regulations, rules, and orders;
•	general conditions in the healthcare, dentistry, or biotechnology industries;
•	comments and/or earnings estimates by securities analysts;

•	developments concerning patents or other intellectual property rights;
•	litigation or public concern about the safety of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of directors, officers and key personnel;
•	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;
•	potential litigation initiated against us;
•	adverse announcements by our competitors; and
•	the additional sale of common stock by us in capital raising transactions.

Historically, the daily trading volume of our common stock has been relatively low and on some days our stock does not trade at all. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will increase. In addition, the stock market in general, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management's attention and resources. Since our initial public offering in June 2003 and through December 31, 2009 our stock price has fluctuated from $5.00 to $0.05 per share. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 17, 2010, there were 108,203,148 shares of our common stock outstanding, with another 6,127,778 shares of common stock issuable upon exercise of warrants to investors, 7,881,800 shares issuable upon exercise of options outstanding and an additional 4,618,200 shares available for option grants under our stock option plans. The issuance of shares of our common stock under our Stock Option and Incentive Plan is covered by S-8 registration statements we filed with the SEC and upon exercise of the options, such shares may be resold into the market.  We have also issued shares in connection with private placements that are available for resale as well as shares issuable upon exercise of warrants also issued with respect to such private placements. Most recently, we issued 17,016,250 shares of our common stock in a private placement commenced in late December 2009. The resale of shares acquired from us in private transactions, could cause our stock price to decline significantly.

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

ITEM   2. PROPERTIES.

In October 2009, we began leasing the office space located at 3000 Bayport Drive, Suite 685, Tampa, Florida 33607.  This new location is currently being used for sales and marketing and some administrative matters.  It is expected that the Tampa office will ultimately become our principal executive office in the near future.  The office space is approximately 3,150 square feet and the annual lease cost is $63,317 which includes insurance, utilities and taxes.  The lease term expires January 2013.  Lease payments are capped during the term with the exception of taxes and insurance exceeding 3%.  In addition to our Tampa location we continue to lease our facility located at 13700 Progress Boulevard, Alachua, Florida 32615.  This lease was renewed for a two year period beginning December 2009 and expires November 2011.  The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The twelve months lease costs for 2009 was approximately $97,187, of which eleven months were net of insurance, taxes and utilities that are paid by us and the new lease cost beginning December 2009 includes these amounts.  Lease payments are capped during the term.  We expect the location in Alachua, Florida to be used primarily as our research and laboratory space in the near future as we seek to migrate move of the administrative and accounting functions to Tampa..  There were no leasehold improvements in 2009, 2008 or 2007.  The Company terminated two lease agreements in August and October 2009 for office spaces which were located in Alachua and St. Petersburg, Florida, respectively.

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

ITEM  4. RESERVED.

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

Period	2009		2008
	High	Low	High	Low
First quarter	$0.45	$0.22	$0.58	$0.40
Second quarter	$0.41	$0.05	$0.76	$0.43
Third quarter	$0.51	$0.22	$0.85	$0.47
Fourth quarter	$0.32	$0.20	$0.81	$0.20

On March 17, 2010, the closing bid price of the common stock, as reported by the OTC Bulletin Board, was $0.60.   As of March 17, 2010, there were approximately 95 registered holders of our common stock according to Continental Stock Transfer.  The number of record holders does not reflect the number of beneficial owners of the common stock for whom shares are held by banks, brokerage firms and others.

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

Overview

We are a multi-faceted biopharmaceutical company focused on the discovery, development and commercialization of a variety of products and technologies.  Our offices are located in Tampa, Florida and Alachua, Florida.  The office in Alachua, Florida is near the University of Florida where we have our experienced scientific team in place in which to lead us into an exciting new phase of operations.   In 2009, we transitioned from a company with a historic focus exclusively on research and development to a company with increased focus on immediate and long term commercialization and monetization.   We possess a number of proprietary products and technologies some of which we have begun to commercialize.   We believe that each of our products and platform technologies addresses potentially large market opportunities.

We generate revenue through the sale of our consumer healthcare products and sponsored research agreements and government grants.  We are optimistic about the ongoing level of interest we are experiencing with our lead branded consumer healthcare products at this time.  As our Probiora3 and EvoraPlus manufacturing, marketing and selling initiatives progress, we expect to continue to experience a higher level of overall expenses associated with such efforts as well as with the continued development of our technologies.  We expect the current increases in our expenses to continue into the near future as we fully implement the initiatives we have underway.

Our goal is to achieve positive operational cash flow as quickly as possible by allocating most of our resources on the commercialization or monetization of technologies that can provide revenues in the near term.  This initially means that our priority will be to focus the bulk of our resources on the Consumer Healthcare Division.  We will also seek opportunities in Biomarker Discovery that either provide up-front money or fee-for-service arrangements.  Concurrently, we expect to seek additional capital to fund our operations an, is sufficient to accelerate the development of our technologies.  While we are pursuing these priorities, we expect to simultaneously make incremental progress in Antibiotics, Biomarker Discovery and Biologics, as capital resources permit,  until they reach an inflexion point and can be monetized.  The pace of any incremental progress we may achieve, however, will be based on the amount of our limited available capital resources we are able to allocate to each individual technology.  If we are able to obtain sufficient additional capital, the pace of progress would be expected to increase. Once we begin to monetize our current technologies, we will also be able to commit greater capital to further research and development alternative technologies that are in alignment with our vision and strategic goals.

Financial Strategy

Since our inception, we have funded a significant portion of our operations from the public and private sales of our securities. Furthermore, we have not earned significant revenue from operations during the last two years.  Until recently most of our revenue has been from sponsored research agreements and various governmental grants. We will require additional capital to fund our business operations and we continue to seek additional capital to effectuate our business plans.  The further development, testing and commercialization of our technologies, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. There can be no assurances that such additional capital will be available to us or on favorable terms or at all. The time periods for the expected continued development of our technologies have been extended from those previously indicated by us from time to time due primarily to our insufficient capital position.  The time periods for expected developments could also change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital and generate revenue.

Although we have started to earn revenue from the sales of our Consumer Healthcare products and technologies, revenue to date has been modest.  Our objective is that the revenue from Consumer Healthcare products will be able to fully and sufficiently support the continued operations of the Consumer Healthcare Products Division.  We anticipate additional purchase orders and/or revenue from the sale of EvoraPlusTM, our oral probiotic for adults, and from Teddy’s PrideTM, our oral probiotic for the companion pet market.  We also anticipate that, we will have opportunities to partner with or license some of our technologies to larger global companies.  We hope to be able to negotiate upfront payments in connection with these potential partnerships and/or licenses.

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

Because we have limited capital and human resources, we cannot pursue commercialization and further development of each and every technology that we own simultaneously.  As such, we have decided to pursue a strategic course that focuses the majority of our resources towards those technologies that present the best opportunity to generate revenue for the Company in the short-term.  The allocation of resources is determined by us on a case-by-case basis and is subject to periodic review.  Currently, we are rolling out products in our Consumer Healthcare Division and most of our resources are being deployed in support of that endeavor.  However, we expect to continue to commit any remaining available resources to our other three divisions.  As the Consumer Healthcare Division matures and begins to generate meaningful revenue and is able to become self-sustaining, we anticipate being able to allocate greater resources to the other divisions.  We have a contractual obligation to pay a minimum royalty of $25,000 per quarter and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our SMaRT Replacement Therapy™ and MU 1140™ technologies.  We believe we have met the $1,000,000 per annum threshold for research, development and regulatory prosecution in 2009.   If we are unable to make the minimum royalty payments in the future, our license could be terminated which will substantially diminish the value of our company.

Highlights and Recent Developments

Company highlights and recent developments are set forth below in the following categories; Operational, Financial, Corporate and Management.

Operational:

We believe we have made important strides operationally in the second half of 2009 and in 2010.  Most notably, we recently gained significant traction in the domestic mass retail distribution channel for our consumer healthcare products as evidenced by the following announcements:

•
Walgreens:  On February 8th, 2010, we announced that Walgreens, the country’s largest drug store chain, will offer EvoraPlusTM chain-wide beginning March 19, 2010 and that EvoraPlusTM would now be available both at all of Walgreens more than 7,000 locations as well as its popular online destination.

•
A&P Supermarkets and Pathmark :  On December 15th, 2009, we announced the mass retail launch of EvoraPlus and Teddy’s Pride in A&P Supermarkets and Pathmark, which together account for nearly 1,000 locations across the country.

•
Hannaford and Sweet Bay Supermarkets:  On December 15th, 2009, we also announced that EvoraPlus will be carried in early January by Hannaford Supermarkets’ pharmacies covering Maine, Massachusetts, New Hampshire, New York and Vermont and Sweet Bay Supermarkets covering Florida.

•
Chiropractors Buying Group:  On January 26th, 2010, we announced that we have signed a distribution agreement with Chiropractors Buying Group (CBG) to represent our probiotic oral care mint EvoraPlus to chiropractic offices nationwide.

•
EvoraKids Launch:  On January 25th, 2010, we announced the launch of EvoraKids, which has been specifically formulated for children 3-10 years old to help maintain healthy teeth, their biggest oral care problem.  EvoraKids features a tasty Wild Very Cherry Berry flavored chew.

•
Wolverton Garden and Pet Supplies:  On January 7th, 2010, we announced that we had named Wolverton Garden and Pet Supplies as a regional distributor for Teddy’s Pride™, the first-ever all-natural probiotics breath freshener and teeth whitener created especially for dogs and cats.  Established in 1940 in Lansing, Michigan, Wolverton Garden and Pet Supplies today ranks among the industry’s largest and most distinguished pet supply distributors with more than 14,000 items from over 300 suppliers for all categories of pets. Wolverton’s customer base comprises kennels, veterinarian clinics, independent pet stores, and large chain and mass accounts.

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

In addition to the above announcements, the Company’s oral-care product lines have been the subject of numerous feature stories and positive reviews in magazines, newspapers and websites nationwide, along with television segments.  Some of this media coverage is listed below:

•	FOX Television: The Company and its core products have been featured several times on FOX television newscasts nationally.
•	National Medical Report with Hugh Downs: The Company has been featured on the National Medical Report hosted by Hugh Downs.
•
The Balancing Act: Oragenics and its product line were featured on The Balancing Act, an award-winning talk and magazine show reaching 96 million homes that airs weekday mornings on Lifetime Channel on January 18th, February 8th and March 8th.

•
Newspapers and Blogs: More than 800 newspapers have discussed EvoraPlus in their editorial section and hundreds of health-oriented websites and grassroots ‘blogs’ have prominently featured both EvoraPlus and Teddy’s Pride with unanimous positive reviews and ‘recommendations to purchase’.

We believe these events provide a solid foundation from which to build and expand upon the marketing and distribution of our consumer healthcare products in future periods.

Financial:

During 2009, we completed two private placement transactions.  In June 2009, we consummated a private placement with the Koski Family Limited Partnership (“KFLP”) which resulted in the KFLP acquiring a controlling interest in our Company (the “June 2009 Private Placement”).  With the proceeds from the June 2009 Private Placement, we were able to continue to initiate our transition efforts toward commercialization of our consumer healthcare products as well as continue the development of our other technologies.  In addition, and in furtherance of its commitment to us, the KFLP also participated in the initial closing of a private placement along with other accredited investors in December 2009 (the “December 2009 Private Placement”).  The December 2009 Private Placement provided us with additional necessary capital and resulted in the exchange of equity for secured debt that was outstanding to the KFLP in connection with the earlier June 2009 Private Placement.  For further information on the details of the June 2009 Private Placement and the December 2009 Private Placement see “Management’s Discussion and Analysis of Final Condition and Results and Operations —Liquidity and Capital Resources.”

Corporate and Management:

At our Annual meeting of shareholders, held on October 28, 2009, the shareholders approved a Second Amendment to our Amended and Restated 2002 Stock Option and Incentive Plan (the "Plan") to increase the available shares from 5,000,000 to 12,500,000 shares with all other terms of the Plan remaining the same.  In addition the shareholders also approved an amendment to our Articles of Incorporation to increase our authorized common shares from 100 million (100,000,000) shares to 300 million (300,000,000). All other provisions of the Articles of Incorporation remained in full force and effect. The Amended Articles of Incorporation have been filed with the Secretary of State of Florida. With these changes to our articles we were able to proceed with the December 2009 Private Placement and will have the availability of additional authorized shares to be able to continue to seek additional capital on a go forward basis.

In addition, on January 20th, 2010, we announced that we had engaged government relations firm GSP Consulting ("GSP") to represent the Company for the purpose of securing government funding for a number of its technologies. GSP will focus on partnering with government and NGO healthcare organizations to increase the speed to market for Antibiotics, Biomarker Discovery and our Biologic, SMaRT Replacement Therapy.

During the course of 2009, we also experienced changes in our directors and senior management.  As a result of the June 2009 Private Placement, Christine Koski, Robert Koski and David Hirsch were appointed to our Board of Directors with Christine Koski elected as Chairperson.  Three of our then existing directors resigned upon the consummation of the transaction.  Our acting President and Chief Executive Officer, David Hirsch, was also appointed President and Chief Executive Officer and Brian Bohunicky was appointed as our Chief Financial Officer.

Business Objectives and Milestones

In each of our divisions we have designated business objectives as follows:

Consumer Healthcare

Our Consumer Healthcare unit has been tasked with the commercialization of our oral probiotics, which revolve around the ProBiora3 technology, and the further development and commercialization of our weight loss agent, LPT3-04.

Oral Probiotics:  We have established two primary goals regarding the development of our oral probiotics business: (1) for the consumer healthcare division to become operationally cash flow positive by the end of 2010, and (2) to maximize the combined sale of our consumer healthcare products in the markets served.

Weight Loss:  We are currently in the process of re-formulating the delivery mechanism of LPT3-04 such that it provides an enhanced consumer experience.  Once this is finished, we will conduct a clinical trial to fully establish efficacy.  After the clinical trial has been completed and efficacy is established, we will then begin marketing our first product in the weight loss category.  Our goal is to begin to market a product containing LPT3-04 in the first quarter of 2011.

Antibiotics

We are currently scaling production of Synthetic MU 1140 with Almac Sciences, a top-tier European peptide manufacturer.  Once this process has been completed, we then plan on conducting pre-clinical testing.  If pre-clinical testing is positively concluded, we will file an IND with the FDA, which will include a protocol for Phase I clinical safety trials.  Our goal is to complete the scale up and complete pre-clinical testing by the end of 2010 and begin Phase I clinical safety trials in the first half of 2011.  We have also started efforts to seek partnerships or licensing arrangements with large pharmaceutical companies for both MU 1140 and the DPOLT Platform; however, we anticipate that we will be unable to procure such arrangements until we have completed either a pivotal pre-clinical animal trial or Phase I clinical trials for MU 1140, our lead antibiotic.

Biomarker Discovery

The goal of our Diagnostics unit is to utilize the PIVIATTM and PCMATTM platforms to identify and secure intellectual property rights to gene targets associated with the natural onset and progression of infections, cancers and other diseases in humans, animals, and agricultural products. We believe these platforms provide a number of profitable business models from which to realize value.  We believe that our new fluidics based approach will provide us substantial advantages once it has been fully proven.  If this occurs, our goal will be to complete three to five studies on high-value disease states by the end of 2010.

Biologics

Our Biologics Division is centered on SMaRT Replacement TherapyTM, our product for dental caries (tooth decay).  SMaRT Replacement TherapyTM can potentially provide substantial back-end savings to countries since the long-term costs associated with dental caries are substantial.  We have been approved by the FDA for a Phase I(b) clinical trial.  As such, we are also investigating the possibility of beginning the Phase I(b) clinical trial in the United States in the immediate future.  Popular Mechanics cited our patented SMaRT Replacement Therapy tooth decay-fighting bacterial strain #1 among its "20 New Biotech Breakthroughs That Will Change Medicine" published in the monthly magazine's March 2009 issue.

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

New Accounting Pronouncements

See Notes to Financial Statements – Item #1. Organization and Significant Accounting Policies: New Accounting Pronouncements.

Results of Operations:

	Years ended			Three months ended
	December 31			December 31
	2009	2008	2007	2009	2008

Revenue	$641,285	233,539	133,088	275,443	8,539
Cost of sales	221,198	14,864	-	120,354	14,864
Operating expenses:
Research and development	1,833,746	1,955,488	1,569,551	426,230	480,763
Selling, general and administrative	4,917,844	4,312,246	902,655	1,033,860	2,502,833
Total operating expenses	6,751,590	6,267,734	2,472,206	1,460,090	2,983,596

Loss form operations	(6,331,503)	(6,049,059)	(2,339,118)	(1,305,001)	(2,989,921)

Other income (expense):
Interest income	922	32,511	29,385	126	3,044
Interest expense	(44,292)	(10,054)	-	(18,377)	(10,000)
Gain (loss) on sale of property and equipment	22,743	4,860	(1,979)	11,469	-
Gain on extinguishment of payables	832,959	-	-	79,017	-
Local business tax	(177)	-	-	-	-
Total other income, net	812,155	27,317	27,406	72,235	(6,956)

Loss before income taxes	(5,519,348)	(6,021,742)	(2,311,712)	(1,232,766)	(2,996,877)
Net Loss	$(5,519,348)	(6,021,742)	(2,311,712)	(1,232,766)	(2,996,877)

For the Quarters Ended December 31, 2009 and 2008

We had $275,443 in revenue during the three months ended December 31, 2009 compared with the $8,539 of revenues in the same period in 2008.  The revenue was generated from $176,045 of EvoraPlus product sales, $39,216 of Teddy’s Pride product sales and $60,182 of grant revenue recorded during the quarter.  There were no new grants received during the three months ending December 31, 2009.

Cost of sales of $120,354 or 43.7% were recorded in the three months ended December 31, 2009 compared with $14,864 or 174% in the same period in 2008.  Cost of sales associated with EvoraPlus sales were $49,112 or 27.9% and Teddy’s Pride were $19,324 or 49.3%.  Cost of sales was higher for Teddy’s Pride due the lower pricing of products sold into the re-label sales channel.  Cost of sales also includes shipping and warehouse processing expenses of $41,150 and scrap expense of $10,768.

Our fourth quarter operating expenses consist of Research and Development (R&D) expenses and Selling, General and Administrative (SG&A) expenses.  R & D expenses consist primarily of salaries/benefits, patent fees, and research expenses.  SG&A expenses consist primarily of salaries/benefits, marketing costs, and legal fees.  Operating expenses decreased  51.1% to $1,460,090 in the three months ended December 31, 2009 from $2,983,596 in the same period in 2008.  R&D expenses decreased 11.3% to $426,230 in the three months ended December 31, 2009 from $480,763 in the same period in 2008.  The R&D decrease is represented by lower salaries and fringe benefit costs of $24,490 as a result of the reduction in staff, drop in depreciation expense of $20,084 due to fully depreciated lab equipment and a decrease in lab supplies expenses of $59,590.  There were several increases in R&D during the same period which included stock options expense of $26,638 and real estate/tangible property taxes of $23,187.  SG&A expenses decreased 58.7% to $1,033,860 in the three months ended December 31, 2009 from $2,502,833 in same period in 2008. Of this decrease $1,008,505 is attributable to a reduction in legal fees and the remaining decrease of $460,468 is attributable to decreases in filing and registration fees of $329,345, consulting services by $159,051, officer/staff salaries and benefits of $92,975, and travel related expenses of $63,703 offset by increases in SG&A expenses during the same period which include stock option expense of $87,278, selling and marketing expenses due to advertising expense of $73,269 and the addition of staff of $24,564 in salaries and fringe benefits.  Last year’s SG&A expenses included fees associated with services to expand our global business in Mexico and France and fees associated with the change in our common stock listing from the NYSE Alternext US LLC to the OTC Bulletin Board.

Other income of $72,235 for the three months ended December 31, 2009 included the gain on extinguishment of payable of $79,017 due to the reduction in expenses owed to several creditors following the June 29, 2009 financing transaction and an $11,469 gain on the sales of equipment no longer being used.  It also included interest expense for the three months ended December 31, 2009 totaling $18,377 which primarily represents accrued interest expense on the long term note with the KFLP (entered into as part of the June 2009 Private Placement transaction  and repaid in exchange for our common stock contemporaneously with the December 2009 Private Placement) offset by a small amount of interest income in the three months ended December 31, 2009 compared to the same period in 2008.  The lower interest income is primarily due to the low money market interest rates available during the fourth quarter of 2009 compared to the comparable period in the prior year.  These lower interest rates are expected to continue for the foreseeable future.

Our net loss decreased 58.9% to $1,232,766 during the three months ended December 31, 2009 from $2,996,877 loss in the same period in 2008.  The improvement in net loss is represented by increase in revenue and margin and the overall decrease in G&A expenses.

For the Years Ended December 31, 2009 and 2008

We had $641,285 in revenue in the year ended December 31, 2009 as compared to $233,539 in 2008.  Revenue increased due to product sales of EvoraPlus by $327,585 and Teddy’s Pride by $39,216.  Grant revenues also increase by $49,484 due to the recognition of grant revenue grant associated with the University of Florida to identify disease-specific proteins expressed during citrus greening.

Cost of sales of $221,198 were recorded in the year ending December 31, 2009 compared to $14,864 in cost of sales for the same period in 2008.  Cost of sales associated with EvoraPlus sales were $109,273 or 33.3% and Teddy’s Pride were $19,324 or 49.3%.  Cost of sales was higher for Teddy’s Pride due the lower pricing of products sold into the re-label sales channel.  Cost of sales also includes shipping and warehouse processing expenses of $67,864 and scrap expense of $24,737.

Our operating expenses increased 7.7% to $6,751,590 for the year ended December 31, 2009 from $6,267,734 in 2008.  R&D expenses decreased 6.2% to $1,833,746 in 2009 from $1,955,488 in 2008.  The decrease in R&D expense is primarily represented by the reduction in stock options expense by $153,191.  SG&A expenses increased 14% to $4,917,844 in 2009 from $4,312,246 in 2008.  SG&A changes include increases in selling and marketing salaries and benefits and advertising expenses totaling $983,349, consulting expenses of $280,604, officer/staff salaries and benefits of $117,174, travel related expenses of $48,768, stock options expense of $31,709 and Board fees of $26,347.  Decreases in SG&A expenses were reflected in legal fees by $440,463 and filing/registration fees of $360,263, relocation expenses of $44,300 and bank financing fees of $22,572.

 Other income of $812,155 increased by $784,838 for the year ended December 31, 2009.  Other income included the gain on extinguishment of payable of $832,959 due to the reduction in expenses owed to several creditors following the June 29, 2009 financing transaction.  Interest expense for the year ended December 31, 2009 totaling $44,292 represents the interest expense for the short term note with an accredited investor and the long term note with the KFLP which was part of the June 2009 Private Placement transaction.  Interest income decreased by $31,589 for the year ended December 31, 2009 compared to the same period in 2008.  This decrease is primarily due to the nominal money market interest rates available during 2009.

Our total net loss decreased 8.3% to $5,519,348 in the year ended December 31, 2009 from $6,021,742 in 2008.  The improvement in the net loss was principally caused by the increase in revenue and margin and reduction in both R&D and G&A expenses net of the extinguishment of payables.

For the Years Ended December 31, 2008 and 2007

We had $233,539 in revenue in the year ended December 31, 2008 as compared to $133,088 in 2007.  This is a result of a Small Business Innovation Research (SBIR) grant for DPOLT, a National Science Foundation (NSF) grant for our Mutacin technology and the initial sales of ProBiora and EvoraPlus products.  Our operating expenses increased 154% to $6,267,734 for the year ended December 31, 2008 from $2,472,206 in 2007.  R&D expenses increased 24.6% to $1,955,488 in 2008 from $1,569,551 in 2007.  The growth in R&D expense is represented by R&D salaries $53,916, options expense $176,393, and consulting services/clinical trials for Probiotics and Lilliput technologies $140,365.  SG&A expenses increased 378% to $4,312,246 in 2008 from $902,655 in 2007.  The most significant increase was in legal fees by $1,208,259 incurred during the fourth quarter.  As mentioned above, the fees are directly related to services to expand our global business in Mexico and France, and also including fees to the change our common stock listing from the NYSE Alternext US LLC to the OTC Bulletin Board.  Other major SG&A increases include consulting services for $523,279 to promote the company and investor relations, filing and registration fees $358,342, officer/staff salaries and benefits $421,870, options expense $175,747, selling and marketing expenses of $129,553, travel related expenses $145,602, and accounting fees/services $177,038.

Interest income increased 10.6% to $32,511 in the year ended December 31, 2008 from $29,385 in the year ended December 31, 2007.

Our total net loss increased 161% to $6,021,742 in the year ended December 31, 2008 from $2,311,712 in 2007.  The increase  in the net loss was principally caused by the increase in SG&A expenses for legal fees, consulting services, filing and registration fees and salaries/benefits.

Liquidity and Capital Resources

Since our inception, we have funded our operations through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.  During the year ending 2009, we have received $200,000 of restricted funds as part of the $500,000 NSF Phase II grant to advance development of its small peptide antibiotic synthesis program using our proprietary DPOLTtm. This federal grant will support studies focused on the synthesis and testing of our lead antibiotic, MU 1140.  During the 3rd quarter, we received $124,570 from the University of Florida under the prime grant with the  Florida Citrus Production Advisory Council.

Our operating activities used cash of $5,799,481 for the year ended December 31, 2009 and $3,835,190 for the year ended December 31, 2008.  We had positive working capital of $2,564,147 as of December 31, 2009 compared to a working capital deficit of $500,672 as of December 31, 2008.  Cash used by operations in the year ended December 31, 2009 resulted primarily from the operating loss of $5,519,348.

Our investing activities provided an increase in cash by $30,927 for the year ended December 31, 2009 as a result of the sale of used lab equipment for $40,000.  Acquisitions in 2010 included computers and office furniture of $9,073.  We anticipate investing in a new integrated enterprise wide business system during 2010.

Our financing activities provided $4,904,213 in cash for the year ending December 31, 2009 compared to $4,538,687 in cash for the year ended December 31, 2008.  This increase was primarily attributable to the sale of our common stock to accredited investors in two private placement transactions during the year.  Additional details of our financing activities are provided below:

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

Other Financings.

On October 20, 2008, the Company obtained from Signature Bank of New York, a revolving line of credit in the amount of up to $1,000,000, for the purpose of providing working capital to the Company.  We did not draw on this line and on January 21, 2009, this line of credit was terminated by us. The Company entered into a short term note payable in June 2008 with an interest rate of 5.75% to finance D&O and employment related practices liability insurance.  At December 31, 2008 the balance due was $27,687.  There were no loans during the year 2007.  In March 2009, the Company entered into a short term note payable for $53,087 with an interest rate of 5.75% to finance product liability insurance.  This note matures on January 10, 2010.  At December 31, 2009 the balance was zero because the note was subsequently repaid on its maturity date.

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

 On August 6, 2009 the Company entered into a short term note payable for $70,025 with an interest rate of 5.75% to finance directors and officers liability insurance.  This note matures on May 24, 2010.  At December 31, 2009 the balance due was $35,012.

On May 4, 2009 and June 10, 2009, we borrowed $32,556 and $13,100, respectively, from Dr. Jeffery Hillman, our founder, Chief Science Officer and director.  These borrowings were to be repaid upon demand by Dr. Hillman, were unsecured and did not bear interest.  The proceeds from these borrowings were used to purchase inventory for our Consumer Healthcare products division.  On June 29, 2009 the aggregate amount of these obligations of $45,656 were repaid by us in full through the issuance of 456,564 shares of our common stock at a price of $.10 per share, which was the closing price of our common stock on June 29, 2009.

Grants.

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

On September 1, 2009 we received a grant funding from the University of Florida under the prime grant with the  Florida Citrus Production Advisory Council in the amount of $124,570.  The purpose of the University of Florida grant is to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT technology.

June 2009 Private Placement.

On June 29, 2009, we successfully entered into and consummated a private placement of equity and debt financing pursuant to a securities purchase agreement (the “Purchase Agreement”) with an accredited investor.  Pursuant to the terms of the Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and issued warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009 and the KFLP provided a secured loan of  $1,000,000 to the Company.  The loan is secured by substantially all of the Company’s assets (excluding receivables) and bears interest at the rate of Prime plus 4.0% which is payable quarterly.  The principal of the loan is due in five years.  The warrants expire in five years and are immediately exercisable.  We also agreed to provide the KFLP with certain registration rights in connection with any underwritten or other offering by us over the next five years.  Specifically, we shall include 15% of the total number of shares publicly offered from the shares to be sold by us to the KFLP.   As a result of the transaction the board of directors believes there was a change of control of the Company with the KFLP acquiring a controlling interest of approximately 56.6 % of our outstanding voting common stock.

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Purchase Agreement we were required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to them.  As of June 30, 2009, these reductions amounted to $707,674 in aggregate and were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the agreed upon reductions.  As of December 31, 2009, the amount of reductions arranged with our creditors totaled $832,959.  These agreed upon reductions in payables have been fully reflected in our financial statements for the period and reported under Other Income.

In connection with, and as a closing condition to the Purchase Agreement, the purchasers, (including George Hawes our largest shareholder prior to this transaction), under that certain securities purchase agreement dated June 12, 2008, (the “Hawes Agreement”) entered into waiver and release agreements with us on June 25, 2009.  In addition, such individuals waived and relinquished any special rights they possessed pursuant to agreements with the Company, including, but not limited to, (i) rights of first refusal (ii) antidilution regarding future equity sales and (iii) covenants regarding secured lending contained in the Hawes Agreement.  In connection with such waivers and releases, warrants to acquire 3,220,000 shares of our common stock at an exercise price of $1.30 per share that were previously issued under the Hawes Agreement pursuant to the Private Placement in June 2008 were subject to the right of exchange for new replacement warrants to acquire the same number of shares under the same terms except for a change in the exercise price from $1.30 to $0.75. In addition, to the extent of any future underwritten registered offerings of our common stock, or the filing of any resale registration statement, in each case occurring within five years from the date of the waiver and release, the purchasers shall have the right to include an aggregate of up to 5% of the shares being registered in such offering or registration statement, subject to the discretion, in any underwritten primary offerings, of the underwriter on the inclusion of shares in the offering to be sold by selling shareholders.

December 2009 Private Placement.

On December 30th, 2009, we completed the initial closing of a private placement of equity pursuant to a Common Stock Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors.  The Company issued 10,016,250 shares of its Common Stock at a price of $0.25 per share to the investors for $2,504,062, the payment of which consisted of the following: $2,450,000 in cash at closing and $54,062.50 pursuant to the cancellation of the same dollar amount of outstanding deferred compensation obligation owed by the Company to Dr. Jeffrey Hillman, our Chief Scientific Officer and director. Approximately half of the total investment, or $1,250,000, was made by the KFLP. In conjunction with, and as a condition to closing of the financing, the KFLP was issued 4,000,000 shares of the Company's Common Stock at $0.25 per share, which was the same price per share paid by the investors, in exchange for the cancellation of its $1.0 million secured note. The loan originally had been secured by substantially all of the Company's assets (excluding receivables) and required interest payments at the rate of Prime plus 4.0% which were payable quarterly.

Approximately $1.0 million of the total proceeds from the financing are to be allocated to further the Company's development of its DPOLT synthetic chemistry platform, essential to the production of the Company's lead antibiotic, MU 1140, subject to the goals set forth by the two year NSF SBIR Phase II Grant received by the Company on February 15th, 2008. Such allocation enables the Company to be eligible to receive up to $500K in matching funds from the NSF; however, there can be no assurances that this matching grant will in fact be awarded.

Contemporaneously with the financing transaction contemplated by the Securities Purchase Agreement, the KFLP also elected to exercise previously issued warrants (issued on June 30, 2009 as part of the June 2009 Private Placement) to purchase 1,000,000 shares of Company Common Stock. The warrants were exercised through the payment by the KFLP of the warrant exercise price of $0.10 per share. Additionally, Christine L. Koski and Robert C. Koski, as Directors of the Company, each exercised previously issued options to purchase 100,000 shares of the Company's Common Stock at the option exercise price of $0.10 per share. These options were automatically granted to both Christine and Robert Koski when they became non-employee directors of the Company on June 30, 2009.

On January 13, 2010, we completed the $3,004,062 private placement contemplated by the Securities Purchase Agreement and December 2009 Private Placement and issued another 2,000,000 shares of common stock at a price of $0.25 per share to the accredited investors for $500,000.  Of this amount the KFLP again participated in one half of the remainder of the aggregate investment by acquiring 1,000,000 shares for $250,000.

As of the year ending December 31, 2009, included in our accounts payable for the period were amounts that we owed to former independent directors for prior meeting fees.  The deferred aggregate amount owed to our former directors as of December 31, 2009 was $34,000.  The deferred amounts are expected to be settled by us in future periods.  The deferrals of payments to our officer and former directors did not reduce our expenses, but served to preserve our limited cash resources at this time to the extent necessary to maintain our operations.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently undetermined additional financings.  We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $25,511,883 as of December 31, 2009.  Cash used in operations during 2009, 2008 and 2007 was $5,799,481, $3,835,190 and $1,913,760, respectively.  At December 31, 2009, our principal source of liquidity was $2,751,592 of cash and cash equivalents and restricted cash.  These operating results occurred while developing and attempting to commercialize e products from entirely new and unique technologies. Our business plan requires significant spending related primarily to marketing of our Consumer Healthcare products, clinical testing expenditures, as well as conducting basic research.  These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern.  Our ultimate success will likely depend on our ability  to generate meaningful and sustained revenues from our Consumer Healthcare products and our ability to continue to raise capital for our operations.

Our capital requirements for the remainder of 2010 will depend on numerous factors, including the initial success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenue and cash flow from our Consumer Healthcare products division and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

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

While we continue to focus on our products and technologies, we may not have sufficient capital resources to market our products and complete the development of our technologies.  We had a working capital at year end December 31, 2009 of $2,564,147.  While we believe our cash and cash equivalents and restricted cash of $2,751,592 as of December 31, 2009 (together with $500,000 in funds we received in early January 2010 on the completion of our December 2009 private placement) are sufficient to enable us to continue to operate through June of 2010, we do not have sufficient capital to operate beyond that time.  During this time, if additional capital is not raised, we would need to significantly adjust our current plan of operations until we are able to acquire additional funding.  In addition, we expect to continue to explore strategic alternatives that may be available to us and our technologies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-19 at the end of this report and the supplementary data is not available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT. CONTROLS AND PROCEDURES.

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

As previously disclosed under Item 4T, Controls and Procedures, in our Quarterly Report on Form 10-Q for the quarters ended June 30 and September 30, 2009, management indicated progress had been made during the quarter to remediate material weaknesses in the internal control over financial reporting. Based on those material weaknesses, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the year ended December 31, 2009, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Annual Report on December 31, 2009 Form 10-K fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

Management’ Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes progress has been made during the year ended December 31, 2009.  We continued the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts.  During the quarter the consulting firm completed an initial entity level control evaluation (ELC), control documentation and gap analysis for financial close and reporting.  Following such evaluation, management implemented a remediation plan during the quarter and addressed the documentation of our internal controls, creation of policies and procedures, control over period end financial disclosures and update of corporate governance activities and documentation.  Management also expects to review various facets of our information processing system, such as cash disbursements, sales and billing, cash receipts and other procedures. We continue to evaluate and address these weaknesses to ensure adherence to our policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our available liquidity permits.  Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.  This commitment continues to be communicated to and reinforced with our employees.

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

CEO and CFO Certifications

Appearing after the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Our management, under the supervision of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM  9B.   OTHER INFORMATION.

At our Annual Meeting of Shareholders held on October 28, 2009 our shareholders voted on three proposals as follows:

Proposal I Election of Directors

Our shareholders elected each of the following four nominees as directors, each to hold office until their successors are duly elected and qualified. The vote for each director was as follows:

Nominee	For	Withheld
Christine L. Koski	67,004,441	692,057
Robert C. Koski	67,004,421	692,077
Dr. Jeffrey D. Hillman	66,123,421	1,573,077
David B. Hirsch	66,123,421	1,573,077

Proposal II to approve an amendment to the Corporation’s Amended and Restated Articles of Incorporation to increase the Corporation’s total number of authorized shares of common stock from 100,000,000 shares,  par value $0.001 per share, to 300,000,000 shares, par value $0. 001 per share.

For	Against	Abstain
65,785,299	1,908,799	2,400

Proposal III Approval of the Company’s Second Amendment to its Amended and Restated 2002 Stock Option and Incentive Plan to increase the number of shares available from 5,000,000 to 12,500,000.

For	Against	Abstain
58,849,241	1,266,695	7,580,562

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors and executive officers, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2010 Proxy Statement. The 2010 Proxy Statement is expected to be filed on or before April 30, 2009. Such information is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics known as the Company Operating Principles, which is applicable to all of our directors and employees, including our principal executive officer and our principal financial officer. A copy of the Company Operating Principles can be found on our website at www.oragenics.com. Any possible future amendments to or waivers from the Company Operating Principles will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 with respect to management remuneration and transactions is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We maintain an equity-based compensation plan—the Amended and Restated 2002 Stock Option and Incentive Plan (as amended, the “Incentive Plan”).  A description of our equity based compensation plan can be found in Note 8 of the Notes to Financial Statements. The Incentive Plan has been approved by our shareholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under the Incentive Plan, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under the Incentive Plan as of December 31, 2009 (in thousands, except exercise price):

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be		future issunace under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	7,719,300	$0.35	4,780,700

Equity compensation plans not approved by security holders(1)	-	-	-

Total	7,719,300	$0.35	4,780,700

(1) The Company does not have any equity compensation plans that have not been approved by security holders. The Company does have warrants to acquire 6,127,778 shares of common stock outstanding at an a weighted average exercise price of $0.96 per share

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

Dated:  March 31, 2010

ORAGENICS, INC.
(Registrant)

By:	/s/ David B. Hirsch
David B. Hirsch, President, Chief Executive Officer and Principal Executive Officer (DULY AUTHORIZED OFFICER)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Oragenics, Inc., hereby constitutes and appoints David B. Hirsch, and Brian J. Bohunicky, each their true and lawful attorneys-in-fact and agents, for them and in their name, place and stead, in any and all capacities, to sign their names to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David B. Hirsch	President, Chief Executive Officer (Principal Executive	March 31,
David B. Hirsch	Officer) and Director	2010

/s/ Jeffrey D. Hillman		March 31,
Jeffrey D. Hillman	Chief Scientific Officer and Director	2010

/s/ Brian J. Bohunicky	Chief Financial Officer (Principal Financial Officer and	March 31,
Brian J. Bohunicky	Principal Accounting Officer)	2010

/s/ Christine Koski	Chairperson of the Board and Director	March 31,
Christine Koski		2010

/s/ Robert Koski	Director	March 31,
Robert Koski		2010

Oragenics, Inc.

Financial Statements

Years ended December 31, 2009, 2008 and 2007

Index

Index to Financial Statements	Pg F-1

Report of Kirkland Russ Murphy & Tapp, P.A., Independent Registered Public Accounting Firm	Pg F-2

Audited Financial Statements

Balance Sheets	Pg F-3

Statements of Operations	Pg F-4

Statements of Changes in Shareholders’ Equity (Deficit)	Pg F-5

Statements of Cash Flows	Pg F-6

Notes to Financial Statements	Pg F-7 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Oragenics, Inc.

We have audited the accompanying balance sheets of Oragenics, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009, 2008and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

March 29, 2010	/s/ Kirkland Russ Murphy & Tapp, PA

Clearwater, Florida	Certified Public Accountants

Oragenics, Inc.
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash and cash equivalents	$301,592	1,165,933
Restricted cash	2,450,000	-
Accounts receivables, net	162,813	6,286
Inventory	132,112	11,814
Prepaid expenses and other current assets	80,839	86,666

Total current assets	3,127,356	1,270,699

Property and equipment, net	75,480	323,424

Total assets	$3,202,836	1,594,123

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$478,111	1,743,684
Short term note payable	35,012	27,687
Deferred grant revenue	50,086	-

Total current liabilities	563,209	1,771,371

Shareholders' equity (deficit):
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 and 100,000,000 shares authorized at December 31, 2009 and 2008, respectively; 106,083,149 and 38,316,585 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	106,083	38,316
Additional paid-in capital	28,045,427	19,776,971
Accumulated deficit	(25,511,883)	(19,992,535)

Total shareholders' equity (deficit)	2,639,627	(177,248)

Total liabilities and shareholders' equity (deficit)	$3,202,836	1,594,123

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.
Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31
	2009	2008	2007

Revenue	$641,285	233,539	133,088

Cost of sales	221,198	14,864	-

Operating expenses:
Research and development	1,833,746	1,955,488	1,569,551
Selling, general and administration	4,917,844	4,312,246	902,655

Total operating expenses	6,751,590	6,267,734	2,472,206

Loss from operations	(6,331,503)	(6,049,059)	(2,339,118)

Other income (expense):
Interest income	922	32,511	29,385
Interest expense	(44,292)	(10,054)	-
Gain (loss) on sale of property and equipment	22,743	4,860	(1,979)
Gain on extinguishment of payables	832,959	-	-
Local business tax	(177)	-	-

Total other income, net	812,155	27,317	27,406

Loss before income taxes	(5,519,348)	(6,021,742)	(2,311,712)

Net loss	$(5,519,348)	(6,021,742)	(2,311,712)

Basic and diluted net loss per share	$(0.09)	(0.17)	(0.09)

Shares used to compute basic and diluted net loss per share	64,883,774	35,069,261	25,092,183

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Organics, Inc.
Statements of Changes in Shareholders' Equity (Deficit)
For the Years Ended December 31, 2009, 2008 and 2007

	Common Stock		Additional		Total
			Paid In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2006	22,404,943	$22,405	$12,914,950	$(11,659,081)	$1,278,274

Exercise of common stock warrants	997,500	997	599,502	-	600,499
Issuance of common stock and warrants	4,600,000	4,600	1,086,751	-	1,091,351
Compensation expense relating to option issuances	-	-	161,471	-	161,471
Net loss	-	-	-	(2,311,712)	(2,311,712)

Balances at December 31, 2007	28,002,443	$28,002	$14,762,674	$(13,970,793)	$819,883

Exercise of common stock warrants	4,536,364	4,536	1,991,464	-	1,996,000
Issuance of common stock and warrants	5,777,778	5,778	2,509,222	-	2,515,000
Compensation expense relating to option issuances	-	-	513,611	-	513,611
Net loss	-	-	-	(6,021,742)	(6,021,742)

Balances at December 31, 2008	38,316,585	$38,316	$19,776,971	$(19,992,535)	$(177,248)

Exercise of common stock options and warrants	1,200,000	1,200	118,800	-	120,000
Issuance of common stock and warrants, net of expenses	66,566,564	66,567	7,757,527	-	7,824,094
Compensation expense relating to option issuances	-	-	392,129	-	392,129
Net loss	-	-	-	(5,519,348)	(5,519,348)

Balances at December 31, 2009	106,083,149	$106,083	$28,045,427	$(25,511,883)	$2,639,627

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(5,519,348)	(6,021,742)	(2,311,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash bonus paid in common stock	100,000	-	-
Non-cash services paid in common stock	115,000	-	-
Non-cash settlement of amounts owed to employees	113,439	-	-
Depreciation and amortization	239,760	253,857	273,230
Stock-based compensation expense	392,129	513,611	161,471
Gain on extinguishment of payables	(832,959)	-	-
(Gain) loss on sale of property and equipment	(22,743)	(4,860)	1,979
Changes in operating assets and liabilities:
Accounts receivable, net	(156,527)	(6,286)	-
Inventory	(120,298)	(11,814)	-
Prepaid expenses and other current assets	128,939	29,854	(42,649)
Accounts payable and accrued expenses	(286,959)	1,412,190	3,921
Deferred grant revenue	50,086	-	-

Net cash used in operating activities	(5,799,481)	(3,835,190)	(1,913,760)

Cash flows from investing activities:
Purchase of property and equipment, net	(9,073)	(55,322)	(12,906)
Proceeds from sale of property and equipment, net	40,000	42,250	3,046

Net cash (used in) provided by investing activities	30,927	(13,072)	(9,860)

Cash flows from financing activities:
Borrowings under short term note payable	100,000	79,518	-
Borrowings under long term note payable	1,000,000	-	-
Payments on short term note payable	(215,787)	(51,831)	-
Net proceeds from issuance of common stock	6,470,000	4,511,000	1,691,850
Restricted cash from common stock issuance proceeds	(2,450,000)	-	-

Net cash provided by financing activities	4,904,213	4,538,687	1,691,850

Net increase (decrease) in cash and cash equivalents	(864,341)	690,425	(231,770)

Cash and cash equivalents at beginning of year	1,165,933	475,508	707,278

Cash and cash equivalents at end of year	$301,592	1,165,933	475,508

Interest paid	$25,915	10,054	-
Non-cash investing and financing activities:
Issuance of common stock to employees as
settlement of amounts owed	$32,556	-	-
Borrowings under short term notes
payable for prepaid expense	$123,112	-	-
Long-term note payable converted into
common stock	$1,000,000	-	-

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

1. Organization and Significant Accounting Policies

Oragenics, Inc. (formerly known as Oragen, Inc.) (the Company) was incorporated in November, 1996; however, operating activity did not commence until 1999. The Company is focused on the discovery, development and commercialization of a variety of technologies associated with oral health, broad spectrum antibiotics and other general health benefits.

Basis of Presentation
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company incurred a net loss of $5,519,348 for the year ended December 31, 2009 and as of that date had an accumulated deficit of $25,511,883.  Cash used in operations for the year ended December 31, 2009 was $5,799,481 and cash flow from operations was negative throughout 2009.  The Company expects to incur substantial expenditures to further develop each of its technologies.  The Company believes the working capital at December 31, 2009 will be sufficient to meet the business objectives as presently structured through June 2010.   Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern.  Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

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

Recently Adopted Accounting Pronouncements

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

New Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended, by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s annual report for the year ended December 31, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting.  The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.  Furthermore, beginning with the Company’s annual report for fiscal year 2010, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. A company may elect, but will not be required, to adopt the amendments in ASU No. 2009-13 retrospectively for all prior periods. Management is currently evaluating the requirements of ASU No. 2009-13 and has not yet determined the impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The principal areas of estimation reflected in the financial statements are stock based compensation, valuation of warrants, sales returns and allowances and allowance for doubtful accounts.

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

Restricted Cash

As of December 31, 2009, the Company had $2,450,000 of cash that was restricted and held in escrow for three days pursuant to the Common Stock Purchase Agreement dated December 30, 2009.  On January 2, 2010, $1,450,000 was released from restrictions. In accordance with this agreement, the Company shall reserve and allocate $1,000,000 of the proceeds from this common stock sale solely to the expenses incurred in the further development of the Company’s DPOLT synthetic chemistry platform.

Accounts Receivable

Accounts receivable are recorded at their net realizable value and consist of trade receivables from the sale of product to customers.  Management analyzes accounts receivable on a regular basis and determines the collectability based on the facts and circumstances relating to each customer.  The Company does not have a history of accounts receivable or write offs, therefore, the Company estimated their allowance for doubtful accounts based on sales trend.  As of December 31, 2009 and 2008, the Company has recorded an allowance for doubtful accounts of $5,410 and $0, respectively.

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

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

Business Segments

In accordance with GAAP, the Company is required to report segment information. As the Company only operates principally in one business segment, no additional reporting is required.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Stock-based compensation expense is recorded over the requisite service period in which the employee or non-employee provides services to Oragenics, to the extent the options or warrants do not vest at the grant date and are not subject to forfeiture.

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

Revenue Recognition
The Company recognizes revenue from the sales of product when title and risk of loss pass to the customer, which is generally when the product is shipped. Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant.  Grant revenues are deferred when reimbursable expenses have not been incurred.

The Company records allowances for discounts and product returns at the time of sales as a reduction of revenue as such allowances can be reliably estimated based on historical experience or known trends.  Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time.

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2009, 2008 and 2007.

Advertising Expenses

The Company’s policy is to expense advertising and marketing costs as incurred.  For the years ended December 31, 2009, 2008 and 2007, advertising and marketing expense was $421,038, $45,308 and $0, respectively.

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

Concentrations

The Company is dependent on three key suppliers to provide probiotics, blending and packaging of it’s EvoraPlus, EvoraPlus Kids and Teddy's Pride products.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

2. Inventory

Inventory consists of the following as of December 31, 2009 and 2008:

	2009	2008
Finished goods	$77,826	$11,814
Work-in-process	27,286	-
Raw materials	27,000	-
Total inventory	$132,112	$11,814

3. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2009 and 2008:

	2009	2008
Furniture and fixtures	$17,109	$8,035
Laboratory equipment	804,279	825,193
Leasehold improvements	476,777	481,606
Office and computer equipment	33,908	82,915
	1,332,073	1,397,749
Accumulated depreciation and amortization	(1,256,593)	(1,074,325)
Property and equipment, net	$75,480	$323,424

Depreciation and amortization expense for the years ending December 31, 2009, 2008, and 2007 were $239,760, $253,857 and $273,230 respectively.

4. Related Party Transactions

At December 31, 2009 deferred payments totaling $34,000 were owed to former directors in connection with their service on our Board and are included in the accompanying balance sheet in accrued expenses as of December 31, 2009. These meeting fees were deferred until such time as management determines that we have sufficient funding to pay them to the former directors.   The deferrals of payments to our former directors, do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations.  These amounts are non-interest bearing.

At December 31, 2008 deferred payments totaling $143,583 were owed to Jeffrey D. Hillman, David Hirsch, Stanley Stein and $34,000 to the former directors and are included in the accompanying balance sheet in accounts payable and accrued expenses as of December 31, 2008.  Amounts were repaid through stock issuances or cash payments during 2009, excluding $34,000 due to former directors which remain outstanding as of December 31, 2009.

5. Accounts Payable and Accrued Expenses

	2009	2008
Accounts payable trade	$194,025	$493,599
Legal fees	107,656	909,881
Vacation	88,473	65,907
Deferred compensation	34,000	143,583
Royalties payable	25,000	50,000
Interest	18,377	-
Other	6,291	10,714
Consulting fees	4,289	70,000
Total accounts payable and accrued expenses	$478,111	$1,743,684

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

Accounts payable and accrued expenses as of December 31, 2009 and 2008 were $478,111 and $1,743,684, respectively.  Excluding accounts payable trade, legal fees represent the most significant expense totaling $107,656 as of December 31, 2009 and $909,881 as of December 31, 2008.  In 2009, accrued legal fees are primarily for general counsel and patent work.  The fees incurred during 2008 supported legal activities related to the delisting from the NYSE Alternext US (formerly known as the American Stock Exchange), listing on the Alternext – Paris exchange, requirements for trading on the Over-the-Counter (OTC) Bulletin Board and global expansion activities in Mexico and France.  During 2009, the Company recorded $832,959 of extinguished accounts payable due to the  reduction in payments owed to several creditors following the June 29, 2009 financing transaction.

6. Short Term Note Payable

On August 6, 2009 the Company entered into a short term note payable for $70,025 with an interest rate of 5.75% to finance directors and officers liability insurance.  This note matures on May 24, 2010.  At December 31, 2009 the balance due was $35,012.

On April 15, 2009 we entered into a loan agreement with an accredited investor for a short term note in the amount, of $100,000.  On August 21, 2009 we paid the short term note and outstanding accrued interest in full.  The note included an interest rate of 15% per annum and its maturity date was April 15, 2011.  In connection with this borrowing we also issued warrants to acquire 100,000 shares of our common stock at an exercise price of $.50 per share and such warrants are exercisable for five years.  The fair value of the warrants was determined to be immaterial by the Company.

In March 2009, the Company entered into a short term note payable for $53,087 with an interest rate of 5.75% to finance product liability insurance.  This note matures on January 10, 2010.  At December 31, 2009 the balance was paid off.

The Company entered into a short term note payable in June of 2008 with an interest rate of 5.75% to finance D&O and employment related practices liability insurance at December 31, 2008, the balance due was $27,687. The amount was paid off as of April 30, 2009.

7. Line of Credit

There were no lines of credit established by the Company during 2009.
The Company opened a Line of Credit with Signature Bank, NY during 2008.  The line of credit was established for short term loans for working capital purposes, provided the aggregate principal amount of loans at any time outstanding would not exceed $1,000,000.  Signature Bank was entitled to receive interest at a fluctuating rate per annum equal to the Prime Rate and the interest rate was subject to change as the Prime Rate changes.  The Company agreed to pay the Bank an additional compensation facility fee in the amount of $10,000 which was payable upon the Company’s acceptance.  The Line of Credit was fully secured by the Company’s Signature Bank Fidelity Prime Fund money market.  As of December 31, 2008 there were no amounts outstanding on the line of credit.  The Company canceled the line of credit on January 24, 2009 without ever drawing upon it.

8. Shareholders’ Equity

Common Stock

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

 In November, 2008, the Company began the process of listing on the NYSE Euronext Alternext Paris exchange.  We were sponsored by Bryan Garnier, a European investment banking firm.  We were approved in early December, and on Monday, December 15, 2008, trading of the Company’s shares on Alternext Paris commenced.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

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

On May 4, 2009 and June 10, 2009, we borrowed $32,556 and $13,100, respectively, from Dr. Jeffery Hillman, our founder, Chief Science Officer and director.  These borrowings were to be repaid upon demand by Dr. Hillman, were unsecured and did not bear interest.  The proceeds from these borrowings were used to purchase inventory for our Consumer Healthcare products division.  On June 29, 2009 the aggregate amount of these obligations of $45,656 were repaid by us in full through the issuance of 456,564 shares of our common stock at a price of $.10 per share, which was the closing price of our common stock on June 29, 2009.

On June 29, 2009, we successfully entered into and consummated a private placement of equity and debt financing pursuant to a Securities Purchase Agreement with an accredited investor (the “June 2009 Private Placement”). Pursuant to the terms of the Securities Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and issued warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009 and the KFLP provided a secured convertible loan of $1,000,000 to the Company. The loan is secured by substantially all of the Company’s assets (excluding receivables) and bears interest at the rate of Prime plus 4.0% which is payable quarterly. The principal of the loan is due in five years. The warrants expire in five years and are immediately exercisable. Immediately following the closing of the aforementioned June 2009 Private Placement, our Chief Executive Officer Mr. Hirsch was awarded a bonus of $100,000 which was paid in 1,000,000 shares of our common stock at a price per share of $0.10. We issued 250,000 shares of our common stock to our newly appointed Chief Financial Officer for deferred compensation we owed to him and we issued 343,750 shares of our common stock to another employee for deferred compensation we owed to him.

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

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Securities Purchase Agreement the Company was required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to such creditors.  As of June 29, 2009 the agreed upon reductions in accounts payable with such creditors amounted to $707,674 in aggregate and the reductions were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the reductions agreed to by such creditors.  Further reductions to amounts owed to creditors were agreed to during the three months ending December 31, 2009 in the amount of $79,017.  The total amount of reductions for the year ending December 31, 2009 was $832,959 which was recorded as a gain on extinguishment of payables and reported as Other Income.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

In September 2009, the Company issued 500,000 shares of restricted common stock to Media4Equity LLC (“M4E”) pursuant to an agreement with M4E effective September 3, 2009 whereby M4E will provide consulting services to us with respect to national media exposure of placements of print and radio features.  The agreement also requires us to pay a monthly fee to M4E of $10,000 during the three year term of the agreement, subject to certain termination rights.  The shares of common stock have a fair market value of $115,000 based on a price of $0.23 per share.  This amount is included in selling, general and administrative expenses in the accompanying 2009 statement of operations.

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

On December 30th, 2009, we completed the initial closing of a private placement of equity pursuant to a Common Stock Purchase Agreement with accredited investors (the “December 2009 Private Placement”). The Company issued 10,016,250 shares of its Common Stock at a price of $0.25 per share to the investors for $2,504,062, the payment of which consisted of the following: $2,450,000 in cash at closing and $54,062 pursuant to the cancellation of the same dollar amount of outstanding deferred compensation obligation owed by the Company to Dr. Jeffrey Hillman. Approximately half of the total investment, or $1,250,000, was made by the Koski Family Limited Partnership (the "KFLP"). In conjunction with, and as a condition to the initial closing of the December 2009 Private Placement, the KFLP was issued 4,000,000 shares of the Company's Common Stock at $0.25 per share, which was the same price per share paid by the investors, in exchange for the cancellation of its $1,000,000 secured note. The loan originally had been secured by substantially all of the Company's assets (excluding receivables) and required interest payments at the rate of Prime plus 4.0% which were payable quarterly. The transaction was consummated pursuant to, and in reliance upon, an exemption from registration set forth under Section 4(2) of the Securities Act of 1933 as amended, as this transaction did not involve a public offering.

Contemporaneously with the December 2009 Private Placement contemplated by the Common Stock Purchase Agreement, the KFLP also elected to exercise previously issued warrants (issued on June 30, 2009) to purchase 1,000,000 shares of Company Common Stock. The warrants were exercised through the payment by the KFLP of the warrant exercise price of $0.10 per share. Additionally, Christine L. Koski and Robert C. Koski, as Directors of the Company, each exercised previously issued options to purchase 100,000 shares of the Company's Common Stock at the option exercise price of $0.10 per share. These options were automatically granted to both Christine and Robert Koski when they became non-employee directors of the Company on June 30, 2009.

Warrants

On December 14, 2005, we issued a total of 2,937,500 shares of our common stock and warrants to purchase 2,937,500 shares of our common stock in a private placement to accredited investors. We received gross proceeds of $1,175,000 in the private placement and incurred estimated costs of approximately $70,000 resulting in net proceeds of approximately $1,105,000. The warrants representing shares of common stock were exercisable by the accredited investors at any time over a two-year period at an exercise price of $0.60 per share. On January 16, 2007, we called all outstanding warrants associated with our December 2005 private placement pursuant to the terms of the warrant. During 2007, a total of 997,500 warrants were exercised that provided $478,500 in additional working capital and following the call of the warrants no further warrants associated with the private placement remain outstanding.

On January 11, 2008 the Company approved an amendment to the outstanding warrants that were originally issued in connection with the Company’s private placement on March 6, 2006.  The warrants were to expire on February 8, 2008 and the Board of Directors determined it would be in the best interest of the Company to amend the exercise price from $0.60 to $0.44 for the balance of the remaining term.  The outstanding warrants totaled 1,500,000 shares of common stock.  On February 8, 2008, we issued an aggregate of 1,150,000 shares of common stock to warrant holders in connection with their exercise of the warrants at a reduced price of $0.44.  The warrants were originally issued to accredited investors in connection with our March 6, 2006 private placement.  The 350,000 remaining unexercised warrants expired as of February 8, 2008 in accordance with the terms of the warrants.  Proceeds of $506,000 were received by us from the exercise of the warrants.  As holders of these outstanding warrants, Jeffery Hillman, our Chief Science Officer; Robert Zahradnik, our former Chief Operating Officer; and an affiliate, George Hawes; acquired 62,500 shares, 62,500 shares and 737,500 shares, respectively.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

On January 29, 2008 the Company approved an amendment to the outstanding warrants that were originally issue in connection with the Company’s private placement on August 7, 2007.  The original warrants that totaled 4,600,000 shares of common stock and expire on

August 7, 2008, were amended prior to expiration by the Board of Directors from the original $0.58 to $0.44.  This amended price was only exercisable during the period from January 28, 2008 to February 29, 2008.  On February 29, 2008, we issued an aggregate of 3,386,364 shares of common stock to warrant holders in connection with their exercise of the warrants at a reduced exercised price of $0.44.  The warrants were originally issued to accredited investors in connection with our August 7, 2007 private placement.  The remaining 1,213,636 outstanding warrants associated with this original private placement expired August 8, 2008 at an exercise price of $0.58.  Proceeds of $1,490,000 were received from the exercise of warrants.  As part of the warrant exercises, George T. Hawes, an affiliate, acquired 500,000 shares of the Company.

Coupled with the private offering on June 12, 2008 investors also received warrants to purchase 5,777,778 shares common stock at a price of $1.30 per share.  These warrants expire five years from their date of issuance.  A portion of these warrants to acquire 3,220,000 shares of our commons stock were amended in connection with the June 2009 Private Placement to reduce the exercise price from $1.30 to $0.75.

In connection with the June 2009 Private Placement  the Company  issued warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share.  The warrants expired in five years and were immediately exercisable.  In connection with the December 2009 Private Placement, the KFLP elected to exercise its warrants to purchase 1,000,000 shares of Company Common Stock  through the payment by the KFLP of the warrant exercise price of $0.10 per share. Additionally, Christine L. Koski and Robert C. Koski, as Directors of the Company, each exercised previously issued options to purchase 100,000 shares of the

Company's Common Stock at the option exercise price of $0.10 per share. These options were automatically granted to both Christine and Robert Koski when they became non-employee directors of the Company on June 30, 2009.

On September 14, 2009 the Company issued 250,000 warrants to Strategic Growth International to purchase common stock at an exercise price of $0.30 per share.  These shares were issued in connection with a contract to provide investor relations services.

A summary of the status of the Company’s outstanding and exercisable warrants as of December 31, 2009 is presented below:

Shares Underlying
Warrant Outstanding	Exercise Price	Expiration Date

2,557,778	$1.30	5/30/2013
3,220,000	0.75	5/30/2013
100,000	0.50	4/15/2014
250,000	0.30	9/14/2012
6,127,778

A summary of the status of the Company’s outstanding and exercisable warrants as of December 31, 2008 is presented below:

Shares Underlying
Warrant Outstanding	Exercise Price	Expiration Date

5,777,778	$1.30	5/30/2013

Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan on September 17, 2002. An Amended and Restated 2002 Stock Option and Incentive Plan was subsequently adopted by our Board and approved by our shareholders in May 2006 (the “Plan”). The First Amendment to the Plan, which increased the number of shares from 3,000,000 to 5,000,000 was approved by our shareholders in April 2008.  Our stockholders approved the Second Amendment to the Plan to increase the shares available for issuance under the Plan from 5,000,000 to 12,500,000 shares in October 2009.  The purpose of the Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. As of December 31, 2009 and 2008, the Company had not awarded any stock appreciation rights or restricted stock under the Plan. The Company has reserved an aggregate of 12,500,000 and 5,000,000 shares of common stock for grants under the Plan at December 31, 2009 and 2008, respectively, of which 4,780,700 and 430,000 shares, respectively, are available for future grants as of December 31, 2009 and  2008. The exercise price of each option shall be determined by the Board and an option’s maximum term is ten years.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

During the years ended December 31, 2009, 2008 and 2007, the Company recognized a stock compensation expense of $392,129, $513,611 and $161,471, respectively, in accordance with GAAP..

During 2009, there were 2,645,000 options forfeited due to lack of exercise of employees and directors.  On August 13, 2009, the compensation committee approved the acceleration of the vesting of certain outstanding option awards, the vesting of which was tied to our share price reaching certain levels in the future.  Option awards previously made to Mr. David Hirsch, our President and Chief Executive Officer, Dr. Jeffrey Hillman, our Chief Science Officer and certain other Company employees were impacted by the accelerated vesting of these options (433,333 shares for Mr. Hirsch, 500,000 shares for Dr. Hillman, 563,333 for other Company employees).  Following the acceleration of vesting by the compensation committee, Mr. Hirsch's grant of options to acquire 500,000 shares of our common stock at $0.49 per share is now fully vested and exercisable (including the 433,333 shares impacted by the acceleration of vesting), Dr. Hillman's grant of options to acquire 700,000 shares of our common stock at $0.85 per share is now fully vested and exercisable (including the 500,000 shares impacted by the acceleration of vesting).  The options previously had a performance condition that was not probable.  They are vested without any condition and a compensation expense of $177,800 was recognized at the modification date, no compensation expense was previously recognized.  All other terms of the prior option awards, including the share amounts covered by the options and exercise prices remained the same.

On December 30th, 2009, we completed the initial closing of a private placement of equity pursuant to a Common Stock Purchase Agreement with accredited investors. Contemporaneously with the financing transaction, Christine L. Koski and Robert C. Koski, as Directors of the Company, each exercised previously issued options to purchase 100,000 shares of the Company's Common Stock at the option exercise price of $0.10 per share. These options were automatically granted to both Christine and Robert Koski when they became non-employee directors of the Company on June 30, 2009.

As of the date of this filing there are approximately 6,127,778 warrants outstanding and there are approximately 7,881,800 stock options have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 14,009,578.  If all warrants and stock options were exercised, the total number of outstanding shares would be approximately 122,212,726.

A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and 2008 and changes during the periods ending on those dates is presented below:

			Weighted
		Option	Average
		Price Per	Exercise
	Options	Share	Price

Outstanding at December 31, 2007	1,345,000	$0.32 - 4.25	$1.25
Forfeited	(930,000)	0.32 - 4.25	1.37
Granted	4,155,000	0.28 - 2.00	0.56

Outstanding at December 31, 2008	4,570,000	$0.28 - 4.25	$0.60
Forfeited	(2,645,000)	0.28 - 4.00	0.60
Granted	5,994,300	0.10 - 0.30	0.27
Exercised	(200,000)	0.10 - 0.10	0.10

Outstanding at December 31, 2009	7,719,300	$0.27 - 0.85	$0.35

Exercisable at the end of the year	5,622,118	$0.28 - 0.85	$0.62

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

The range of exercise price for outstanding options at December 31, 2009 is $0.27 to $0.85 per share. The weighted-average per option fair value of options granted during 2009 and 2008 was $0.27 and $0.56, respectively, and the weighted average remaining contractual life of those options is 9.5 years.  Options vest over a period of two to three years from respective grant dates and the options expire 10 years after the date of grant. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  weighted average risk-free interest rate of 0.04%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company’s common stock of 146.0%; and an expected life of the option of ten years.  Future compensation expense related to the outstanding options as of December 31, 2009 is $1,421,982.

9. Licenses

The Company has two license agreements with the University of Florida Research Foundation, Inc. (“UFRF”) for their technologies. The Company issued 599,940 shares of common stock as partial consideration in 1998. The license agreements provide for, among otherthings, the Company to make minimum annual research expenditures of $1,000,000 and to adhere to specific milestones. Beginning in 2005, the Company was required to pay minimum royalties on product sales of $50,000 annually per agreement. If the Company fails to perform certain of its obligations, UFRF may terminate the license agreements.  The Company’s milestones are in compliance with UFRF and the Company had $25,000 and $50,000 of royalties payable to UFRF recorded in the accompanying balance sheets in accounts payable and accrued expenses at December 31, 2009 and 2008, respectively.

10. Retirement Plan

In January 2004, the Company established a defined contribution Simple Individual Retirement Arrangement (IRA) plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee contributions to the plan. Total matching contributions made by the Company in 2009, 2008, and 2007 were $24,718, $17,644, and $5,383, respectively.

11. Income Taxes

At December 31, 2009 and 2008, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$8,702,188	$7,075,638
Compensation to Directors & Officers and consulting services	14,486	38,601
Total deferred tax assets	8,716,674	7,114,239
Less valuation allowance	(8,716,674)	(7,114,239)
Total net deferred taxes	$-	$-

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31
	2009	2008	2007
Income tax benefit computed at statutory federal rate of 34%	$(1,876,579)	$(2,047,392)	$(785,982)

State income tax benefits, net of federal expense/benefit	(200,352)	(218,589)	(83,915)

Change in valuation allowance	1,602,435	2,066,955	814,662
Non-deductible expenses	474,496	199,026	61,144
Other	-	-	(5,909)

Total	$-	$-	$-

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

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

Accordingly, a valuation allowance of $8,716,674 and $7,114,239 has been provided in the accompanying financial statements as of December 31, 2009 and 2008, respectively. The 2009 net change in valuation allowance related to deferred tax assets was an increase of $1,602,435 primarily relating to net operating loss carryforwards.

At December 31, 2009, the Company has federal and state tax net operating loss carryforwards of approximately $23,125,665. The federal and state tax loss carryforward will expire through 2022, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $384,276. The federal tax credit carryforward will expire through 2022, unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company’s net operating losses and credit carryforwards are limited due to a cumulative change in ownership of more than 50% that occurred in 2009.  As a result of the 50% change in ownership, the annual amount of pre-change net operating losses that may be used in periods subsequent to the change in ownership is approximately $172,000.  The impact of this limitation is factored into management’s valuation allowance placed against the Company’s deferred tax assets.

In July 2006, the FASB issued guidance which clarifies accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with GAAP and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under GAAP, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, GAAP provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

As of January 1, 2007, the Company recognized a $252,827 increase in the liability for unrecognized tax benefits that are related to research and development credits, which was accounted for as a reduction to the January 1, 2007 balance of the deferred tax asset valuation allowance.  The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

For the years ended December 31, 2009 and 2008, the Company incurred $43,057 and $50,890, respectively, of additional unrecognized tax benefits that resulted in a decrease to the deferred tax asset valuation allowance, related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2006.

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2007	$290,329

Additions based on tax positions related to the current year	50,890

Additions for the tax positions of prior years	-

Reductions for the tax positions of prior years	-

Balance as of December 31, 2008	$341,219

Additions based on tax positions related to the current year	43,057

Additions for the tax positions of prior years	-

Reductions for the tax positions of prior years	-

Balance as of December 31, 2009	$384,276

Included in the balance at December 31, 2009 and 2008, are $384,276 and $341,219, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2009, 2008 and 2007 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

12. Commitments and Contingencies

The Company’s Alachua facility is being leased from a real estate developer for a term of two years renewed in December 2009.  Lease payments are capped during the term with the exception of taxes and insurance exceeding 3%. This operating lease agreement required the Company to pay a deposit of $6,400 and provides for monthly lease payments of $8,993, inclusive of utilities, insurance, sales taxes and real estate taxes. Rent expense under this lease was $97,187, $89,753, and $89,524 for the years ended December 31, 2009, 2008, and 2007, respectively. On October 1, 2009 the Company leased office space for Corporate, Sales and Marketing personnel located in Tampa, FL.  The lease is for approximately 3,150 square feet and is occupied by seven employees.  The lease period for the office space is forty months in the amount of $5,276 per month inclusive of insurance, taxes and utilities.  The lease expires on January 31, 2013.  Rent expense under this lease was $15,828 for the year ended December 31, 2009.

The Company terminated two lease agreements in August and October 2009 for office spaces which were located in Alachua and St. Petersburg, Florida, respectively.

Future annual minimum payments under all non-cancelable operating leases are approximately as follows as of December 31, 2009:

Year ended:

2010	171,229

2011	162,236

2012	63,317

2013	5,276

$402,058

Oragenics, Inc.
Notes to Financial Statements (continued)
December 31, 2009 and 2008

13. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2009
	First	Second	Third	Fourth
Revenue	$124,272	$41,895	$199,675	$275,444

Total operating expenses	2,092,819	1,605,328	1,593,353	1,460,091
Net loss	(1,980,350)	(869,048)	(1,437,184)	(1,232,766)

Loss per share:
Basic and Diluted	$(0.06)	$(0.02)	$(0.02)	$(0.01)

	2008
	First	Second	Third	Fourth
Revenue	$125,000	$-	$100,000	$8,539

Total operating expenses	926,095	1,111,553	1,253,200	2,983,596
Net loss	(791,636)	(1,095,112)	(1,138,117)	(2,996,877)

Loss per share:
Basic and Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.08)

	2007
	First	Second	Third	Fourth
Revenue	$33,088	$26,673	$46,584	$26,743

Total operating expenses	584,070	627,631	542,321	719,205
Net loss	(541,156)	(596,392)	(487,333)	(686,832)

Loss per share:
Basic and Diluted	$(0.03)	$(0.03)	$(0.02)	$(0.03)

14. Subsequent Events

On January 13, 2010 the Company completed the $3,004,062 private placement contemplated by the Common Stock Purchase Agreement and December 2009 Private Placement and issued another 2,000,000 shares of common stock at a price of $0.25 per share to accredited investors for $500,000.  Of this amount the KFLP again participated in one half of the remainder of the aggregate investment by acquiring 1,000,000 of the shares for $250,000.

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Bylaws	SB-2	333-100568	3.2	10/16/02

4.1	Specimen Stock Certificate	SB-2	333-100568	4.1	10/16/02

4.2	Securities Purchase Agreement between George Hawes, William Matlack and Oragenics, Inc. dated June 12, 2008 (including form of June 2008 Warrant)	8-K	001-32188	10.1	6/16/08

4.3	Securities Purchase Agreement dated June 29, 2009 by and between the Company and the Koski Family Limited Partnership (including the Form of the Promissory Note and Form of the Warrant)	8-K	001-32188	10.1	7/6/09

4.4	Secured Promissory Note issued to the Koski Family Limited Partnership	8-K	001-32188	10.2	7/6/09

4.5	Security Agreement between the Company and the Koski Family Limited Partnership	8-K	001-32188	10.3	7/6/09

10.1	License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement and Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	License Agreement between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “Antimicrobial Polypeptide License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.7	First Amendment to the Antimicrobial Polypeptide License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.8	Second Amendment to the Antimicrobial Polypeptide License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.9	Third Amendment to the Antimicrobial Polypeptide License Agreement dated September 25, 2002	SB-2	333-100568	10.7	10/16/02

10.10+	Amended and Restated 2002 Stock Option and Incentive Plan (including Form of Stock Option Agreement)	10-QSB/A	001-32188	10.1	9/29/06

10.11	First Amendment to Amended and Restated Stock Option Plan	8-K	001-32188	4.2	4/14/08

10.12	Second Amendment to Amended and Restated Stock Option Plan	8-K	001-32188	10.1	10/30/09

10.13	Proprietary Information and Invention Agreement between the Company and Jeffrey D. Hillman	SB-2	333-100568	99.4	10/16/02

10.14	Employment Agreement of Jeffrey D. Hillman	10-KSB	000-50614	10.43	3/17/04

10.15	Lease Agreement between the Company and Hawley-Wiggins LLC dated January 28, 2004; Subordination Agreement dated April 14, 2004; and First Amendment dated November 15, 2004	10-KSB	001-32188	10.46	3/14/05

10.16	Employment Agreement of David Hirsch dated May 14, 2008 and the Addendum of June 27, 2008	10-Q	001-32188	10.1	08/14/08

10.17	Lease Agreement between the Company and Astrazenca LP dated October 12, 2009(3000 Bayport Drive, Suite 685, Tampa, FL 33607)					X

10.18	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 23, 2009 (13700 Progress Blvd, Alachua, FL 32615)					X

10.19	Common Stock Purchase Agreement dated December 30, 2009					X

23.1	Consent of Kirkland Russ Murphy & Tapp, PA, an independent public accounting firm					X

24.	Powers of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification					X

31.2	Rule 13a-14(a)/15d-14(a) Certification					X

32.1	Section 1350 Certifications					X

32.2	Section 1350 Certifications					X