Form 10-K/A
period 2009-12-31
ORAGENICS INC
filed 2010-04-28
CIK 1174940

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
As of March 17, 2010 there were 108,203,148 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010 to timely provide the information required by Part III, Items 10 through 14.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and titles of the Company’s Directors, executive officers, key employees and the position they each hold with the Company.

Name	Age as of May, 2010	Position
Christine L. Koski	52	Chairperson and Director
David B. Hirsch	41	Chief Executive Officer, President and Director
Dr. Jeffrey D. Hillman	61	Chief Scientific Officer and Director
Robert C. Koski	51	Director
Brian Bohunicky	56	Chief Financial Officer, Secretary and Treasurer
Gerard “Gerry” David	57	Executive Vice-President of Sales and Marketing
Martin Handfield	39	Director, Research and Development

Directors of the Company

Christine L. Koski.  Ms. Koski has been a director and Chairperson of our Board of Directors since June 2009.  Ms. Koski joined the executive team of nMetric, LLC as head of marketing in July 2006.  Prior to joining nMetric, Ms. Koski founded Koski Consulting Group, Inc. in June 2001 to work with start-up companies in the area of business strategy and marketing.  In May 2001, Ms. Koski completed an Executive MBA degree from Southern Methodist University.  From 1980 through 2000, Ms. Koski held various positions in sales, product management, purchasing, sales management, and international marketing management with Celanese A.G. or its former affiliates, including Celanese Ltd., Hoechst AG and Hoechst Celanese Chemical Group Ltd.  In addition to her positions at nMetric and Oragenics, Koski serves on the Board of Directors at Sun Hydraulics Corporation, (NASDAQ: SNHY), manufacturer of high performance hydraulic valves and solutions, and Cheltec, a specialty chemical company.  Ms. Koski is a partner in the Koski Family Limited Partnership (“KFLP”), which beneficially owns a controlling interest in us.  Ms. Koski is a member of the nonprofit National Association of Corporate Directors (NACD), and she is a graduate of St. Lawrence University and Southern Methodist University’s Cox School of Business.  Ms. Koski is the sister of our director Robert Koski.

Ms. Koski brings to the Board over a decade of experience as an executive officer and member of other boards  of directors involving technology based companies, including another public company.  Through her extensive executive management and board service experience, Ms. Koski has developed the leadership, business judgment and consensus-building skills necessary to effectively lead our Board as a Non-executive Chairperson.  Her strong expertise and background in management and marketing and track record as an accomplished executive have provided her with the business acumen and skills necessary to serve as our Chairperson.

David B. Hirsch.  Mr. Hirsch has been a Director and our President and Chief Executive Officer since June 2009.  Mr. Hirsch became a Director, President and Chief Executive Officer following the change of control transaction with the Koski Family Limited Partnership, discussed below.  Mr. Hirsch began working for the Company as a consultant in April 2008 and joined the Company as a full-time employee in May 2008.  Mr. Hirsch became our Chief Operating Officer effective June 27, 2008 and assumed the role of Chief Financial Officer on July 15, 2008. Mr. Hirsch assumed the additional role of Acting President and Chief Executive Officer on March 18, 2009 upon the resignation of the Company’s former chief executive officer and president and Mr. Hirsch relinquished his position as Chief Operating Officer at that time.  Mr. Hirsch further relinquished his position as our Chief Financial Officer in June 2009 upon the appointment of Mr. Bohunicky to that position.  Prior to joining the Company, Mr. Hirsch operated a boutique legal and consulting practice since January 2002 with a focus on financing and advising emerging technology companies. Prior to starting his own firm, Mr. Hirsch worked at Deloitte and Touche, LLP in San Francisco, California as a Manager in its restructuring group; at Mutual Ascent, a registered investment advisor; and at The Cottonwood Group, a venture capital firm in San Mateo, California as an associate.  He holds a MSIA (MBA) from the Tepper School of Business at Carnegie Mellon University, a JD from Drake University Law School and a B.A. in Economics from Indiana University. Mr. Hirsch is also a licensed attorney in the States of Florida and Indiana.

As our President, Chief executive Officer and a member of our Board, Mr. Hirsch draws upon over a decade of experience in venture capital, restructuring and corporate finance.  In addition to his industry experience, Mr. Hirsch brings to the Board the critical expertise gained over his career in corporate and business strategy and in law.

Dr. Jeffrey D. Hillman.  Dr. Hillman has been our Chief Scientific Officer since November 1996, a Director since November 1996 and served as Chairman of the Board of Directors from November 1996 to December 2004. Since November 1991, Dr. Hillman has been a Professor in the College of Dentistry at the University of Florida in Gainesville, Florida.  However, Dr. Hillman retired from the University of Florida, as of July 2008.  Dr. Hillman received undergraduate training at the University of Chicago (Phi Beta Kappa), and his D.M.D. degree (cum Laude) from the Harvard School of Dental Medicine and his Ph.D. from Harvard University Medical School. He has authored or co-authored more than 100 publications and textbook chapters on subjects related to infectious diseases, including their etiology and prevention. He has also worked extensively in the area of novel antibiotics. He is the inventor or co-inventor of Oragenics’ technologies, including the platform technologies to identify targets for the development of new vaccines and diagnostic tests for a wide variety of infectious diseases and cancer.

Dr. Hillman, our founder and longest serving Board member, brings to our Board an extensive background spanning nearly thirty years in biotechnology research and development and a deep knowledge and understanding of Oragenics’ business, operation and employees.

Robert C. Koski.  Mr. Koski has been a Director since June 2009.  Mr. Koski is an attorney with the Koski Firm, located in Atlanta, Georgia, where his practice includes litigation and tax law.  Mr. Koski received his B.A. from Colgate University and his J.D. from Emory School of Law.  He was admitted to the Bar in 1985.  Mr. Koski is also a partner in the KFLP and is the brother of our director and Chairperson, Ms. Christine Koski.

Mr. Koski brings to our Board over two decades of experience in the legal field as a practicing attorney.  In addition to his legal experience Mr. Koski’s educational background provides a foundation for leadership and consensus-building.

Executive Management

David B. Hirsch.  The biography of Mr. Hirsch is included above under the section heading “Directors of the Company.”

Jeffrey D. Hillman:  The biography of Dr. Hillman is included above under the section heading “Directors of the Company.”

    Brian Bohunicky.  Mr. Bohunicky has been our Chief Financial Officer since June 2009.  Mr. Bohunicky joined the Company in early January 2009 as the Company Controller and following the change of control transaction with the Koski Family Limited Partnership, discussed below, he became our Chief Financial Officer and subsequently our Treasurer and Secretary.  Prior to joining the Company, Mr. Bohunicky was the Vice President and Controller of Idex Corporation’s Fire, Safety and Diversified Segment from October 2002 to November 2009.  In this role, Mr. Bohunicky was responsible for managing the financial aspects of Idex’s worldwide fire and rescue manufacturing businesses.  Mr. Bohunicky’s global responsibility included eight manufacturing facilities.  Mr. Bohunicky was the financial leader on acquisitions in the US, Germany and China and led restructuring programs throughout his career at Idex.  Prior to joining Idex, Mr. Bohunicky had multiple general manager and controller assignments with Flowserve Corporation and Ingersoll Rand Company.  Mr. Bohunicky holds a BA degree in Economics from Moravian College.

Key Employees

Gerard “Gerry” David. Mr. David has served as our executive vice president of sales and marketing since September 2008.  Prior to that time he provided services to us pursuant to a consulting agreement with his company, Certified Nutrition for Less, LLC.  Mr. David brings more than three decades of experience in the natural products and direct sales industry. He served as president and COO of Växa International in Tampa, Florida, from March 2007 to July 2008. From August 2006 to February 2007 he served as COO of Cyberwize, located in Sarasota, Florida.  From March 2003 to July 2006, he served as president and COO of Vitarich Labs in Naples, Florida. David also served as chief operating officer for Life Science Technologies, where he extended the reach of distribution to 50 states and successfully merged the company with a public entity. Mr. David was the executive vice president international, at the Home Shopping Network Direct from 1993 to 1997, managing the company's operations in 72 countries.

Martin Handfield.  Dr. Handfield has been our Director of Research and Development since January of 2009.  He previously spent 13 years of service at the University of Florida, where he co-invented IVIAT and co-founded iviGene Corp. and Epicure Corp. to commercialize this and related technologies.  The intellectual property for IVIAT was acquired by Oragenics in 2006, and IVIAT was further developed in-house at Oragenics to generate PIVIAT and PCMAT, the two proprietary technologies that are at the core of Oragenics’ Biomarker Discovery Division.  Dr. Martin Handfield currently is on a leave of absence from the University of Florida where he served as a Tenured Associate Professor at the Center for Molecular Microbiology and the Department of Oral Biology in the College of Dentistry.  In the past decade, Dr. Handfield was the recipient of 4 patents, and authored over 40 publications and book chapters with a focus on infectious diseases, transcriptomics, proteomics and molecular microbiology.  His previous research generated over 10 million dollars from diverse funding agencies including the National Institute of Health.  Dr. Handfield received his undergraduate degree in biochemistry, and his MS and PhD in Microbiology and Immunology from the Université Laval College of Medicine in Canada, and did his postdoctoral training at the University of Florida under the mentorship of Dr. Hillman.

Each of our directors hold office until the next annual meeting of shareholders and until their successor is elected and qualified, or as otherwise provided by the Company’s Bylaws or Florida law.  Our executive officers serve at the pleasure of our Board of Directors until their successors are elected or qualified and subject, in certain cases to employment agreements we have entered into with our officers.  Mr. Hirsch, our Chief Executive Officer and Dr. Hillman, our Chief Technology Officer have employment agreements with us.  See “Executive Compensation—Employment Contracts and Change in Control Arrangements.”

Corporate Governance

The property, affairs and business of the Company are under the general management of our Board of Directors as provided by the laws of the State of Florida and the Bylaws of the Company. The Board of Directors conducts its business through meetings of the full Board and through committees of the Board, and the Board of Directors has appointed standing Audit, Compensation and Nominating Committees. The Audit Committee currently consist of all of our board members due to the lack of any directors that meet the independence or financial expert criteria for service on our Audit Committee.  The Compensation and Nominating Committees, consist of Ms. Koski and Mr. Koski  and the Board has determined that each such person meets the requirements of independence for service on such committees in accordance with [NYSE Amex, LLC] NYSE Amex Equities (formerly known as the American Stock Exchange). None of the Compensation or Nominating Committee members has ever been an officer or employee of the Company. We recently formed a nominating committee and adopted a revised nominating committee charter.  As a result of the formation of a standing Nominating Committee and adoption of a revised nominating committee charter the Company does not believe there has been any change in security holder nominations.  The nominating Committee would consider a nominee submitted by a security holder in a similar manner as are submitted by a board members.

Code of Ethics

We have adopted  Company Operating Principles, which are applicable to all of our directors and employees, including our principal executive officer and our principal financial officer. These operating principles encompass and constitute our code of ethics.  A copy of the Company Operating Principles can be found on our website at www.oragenics.com. Any possible future amendments to or waivers from the Company Operating Principles will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and any persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers, directors and holders of ten percent or more of the Company's Common Stock, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2009, except that following the June 29, 2009 transaction between the Koski Family Limited Partnership (“KFLP”) and the Company, the following individuals and entities were late in the filing of Form 4s: the KFLP (together with its partners, which included our directors Ms. Christine Koski and Mr. Robert Koski) were each two days late in filing their Form 4s; our Chief Scientific Officer, Dr. Hillman was two days late in filing his Form 4; and our Chief Financial Officer, Brian Bohunicky, was two days late in filing his Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Directors

Directors who are executive officers of the Company do not receive any cash compensation for services on our Board.

Due primarily to our limited operating capital, our director compensation program during the year consisted of a onetime option grant in lieu of future meeting fees.  The one-time option grant was initially set at 65,000 shares, which was amended to increase the option grant to 100,000 shares on May 9, 2008 and our then existing non-employee directors were granted an additional grant of 35,000 shares for the difference.  Outside directors are reimbursed for their expenses associated with travel to and from Board meetings and meetings with management.  Certain fees previously earned by former non-employee directors for attending Board and Committee meetings in the amount of $34,000 have been deferred instead of being paid.

Provided sufficient capital is determined to be available and in order to attract and maintain participation of qualified directors, our board may revise the director compensation program in the future to provide for payments for attendance of meetings and of services on committees, and as chair of such committees.

The following table sets forth the compensation of our non-employee directors in 2009.

Director Compensation

Name	Fees Earned or Paid in Cash (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Christine L. Koski	—	$10,000	__	$10,000
Robert C. Koski	—	$10,000	__	$10,000
Richard T. Welch	$30,000	—	—	$30,000
Derek G. Hennecke	$6,000	—	—	$6,000
Kevin H. Sills	$6,000	—	—	$6,000
Marc K. Siegel	$3,000	—	—	$3,000

(1)
Amounts represent cash compensation paid to these former directors during 2009 in connection with their service on a special  committee tasked with exploring strategic alternatives on behalf of the Company.  This cash compensation was paid following the successful completion of the investment of capital by the Koski Family Limited Partnership in June 2009.  Commensurate with such transaction, Messrs. Welch, Hennecke and Sills resigned from our board of directors and Ms. Christine Koski and Mr. Robert Koski were appointed to our board.  Mr. Siegel resigned as a director on May 9, 2009.

(2)
The compensation amount reflected with respect to these awards represents the 2009 compensation expense associated with outstanding option grants to our non-employee directors. Upon joining our board of directors in June 2009, Ms. Christine Koski and Mr. Robert Koski as non-employee directors were each granted options to acquire 100,000 shares of our common stock at $0.10 per share in accordance with our director compensation plan.  On December 30, 2009 Ms. Koski and Mr. Koski each exercised these options in full.  The amounts reflected in the table with respect to these awards represent the 2009 compensation expense associated with such grants.  The Company uses a Black-Scholes option-pricing model to estimate the fair value of the stock option grant.  The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs.  The average expected life is based on the contractual term of the option and on the simplified approach provided by SAB 107.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues equal to the expected life assumed at the date of the grant. As non-employee directors, the options previously awarded to Messrs. Welch, Hennecke, Sills and Siegel in connection with their board service were not exercised following their departure from our board of directors and as such the shares covered by such options reverted back to the pool of available shares covered by our stock option and incentive plan.

(3)
No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings, which did not exceed $10,000 individually or in the aggregate for our non-employee directors.

Compensation of Executive Officers

The following table sets forth the aggregate compensation in 2008 and 2009 for services in all capacities paid or accrued by the Company to our Principal Executive Officer and our next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2009 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus $	Option Awards ($) (5)	All Other Compensation ($) (6)	Total ($)

David Hirsch, Chief	2009	$214,583	$100,000	$413,211	$9,417	$737,211
Executive Officer (CEO), President and Principal Executive Officer (“PEO”) (1)	2008	$94,903	$50,000	$16,348	$23,744	$184,995

Jeffrey D. Hillman	2009	$182,278	__	$318,205	$86,650	$587,133
Chief Scientific Officer (2)	2008	$180,000	—	$34,069	$5,400	$219,469

Brian Bohunicky	2009	$156,832	__	$195,750	$3,840	$356,422
Chief Financial Officer And Principal Financial Officer (PEO) (3)	2008	—	—	—	—	—

Former Officer

Stanley Stein	2009	$39,824	__	__	$120,000	$159,824
Former President, CEO and PEO (4)	2008	$145,833	$75,000	$54,050	$40,000	$314,833

(1)
Mr. Hirsch joined the Company as an executive on May 14, 2008 and was subsequently appointed to Chief Operating Officer and entered into an employment agreement with the Company.  On July 1, 2008, Mr. Hirsch also assumed the role of our Chief Financial Officer and Principal Financial Officer.  On March 18, 2009, Mr. Hirsch relinquished his position as Chief Operating Officer and assumed the positions of acting President, Chief Executive Officer and Principal Executive Officer.  In connection with his employment, Mr. Hirsch was awarded a bonus of $50,000 during 2008 of which $33,333 was deferred and subsequently paid during 2009.  In June 2009 Mr. Hirsch was awarded a bonus of $100,000 payable in 1,000,000 shares of our common stock at a price per share of $0.10.  This bonus was paid to Mr. Hirsch in recognition of his efforts in guiding the Company through a significant adverse liquidity crisis. On August 13, 2009, the Compensation Committee also approved an increase in David Hirsch’s annual base salary from $150,000 to $225,000.

(2)
Effective December 1, 2009 Dr. Hillman’s annual salary was increased from $180,000 to $200,000. In addition, an amount of $81,250 in the other column reflects payments to Dr. Hillman in December 2009, for compensation and consulting fees that had previously been deferred.  This amount net of applicable fees was paid through the issuance of restricted common stock to Dr. Hillman as part of our December 2009 Private placement .  See “Certain Relationships and Related Transactions and Director Independence.”

(3)
Mr. Bohunicky joined the Company in January 2009 and became our Chief Financial Officer and Principal Financial Officer on June 29, 2009 following the Company’s financing transaction with the Koski Family Limited Partnership and Mr. Bohunicky’s annual compensation was increased by the Compensation Committee to $200,000.  Included in Mr. Bohunicky’s salary for 2009 is $25,000 in compensation that had been deferred during a portion of the year which was paid to Mr. Bohunicky immediately following the KFLP transaction in June 2009 in 250,000 shares of our common stock at a price per share of $0.10.

(4)
On March 18, 2009, Mr. Stein resigned as our President, Chief Executive Officer and Principal Executive Officer and was succeeded by Mr. Hirsch as our acting President, Chief Executive Officer and Principle Executive Officer.  Pursuant to our separation agreement with Mr. Stein he was to be paid a severance and provided consulting services to us.  Following a period in which no payments were made to Mr. Stein under his separation agreement and the investment by the KFLP in June 2009, we entered into a settlement and release agreement with Mr. Stein  August 31, 2009 pursuant to which we paid him $120,000 terminated the consulting agreement and Mr. Stein’s outstanding options.  Amounts paid to Mr. Stein as severance or in connection with a settlement agreement are included under  “other compensation.”

(5)
On August 13, 2009, a portion of the shares covered by the original option awards, (433,333 shares for Mr. Hirsch and 500,000 shares for Dr. Hillman) vested upon our stock price reaching certain levels in the future.  Following the acceleration of vesting by the compensation committee, Mr. Hirsch's grant of options to acquire 500,000 shares of our common stock at $0.49 per share are now fully vested and exercisable (including the 433,333 shares impacted by the acceleration of vesting) and Dr. Hillman's grant of options to acquire 700,000 shares of our common stock at $0.85 per share are now fully vested and exercisable (including the 500,000 shares impacted by the acceleration of vesting).  The impact of the acceleration of vesting was $52,086 for Mr. Hirsch and $41,455 for  Mr. Hillman which are included in options award column.  All other terms of the prior option awards, including the share amounts covered by the options and exercise price remained the same.  In addition, the Compensation Committee believes that the Company’s future success depends, in large part, upon its ability to maintain a competitive position in attracting, retaining and motivating key personnel. Accordingly, on December 1, 2009, options to purchase a total of 5,631,800 shares of Company common stock which are subject to time vesting and performance vesting were awarded to Company executive officers and employees.  The Company’s President and Chief Executive Officer, Mr. David Hirsch, was awarded options to acquire an aggregate of 1,337,500 shares of Company common stock; Dr. Hillman was awarded options to acquire and aggregate of 1,025,000 shares of Company common stock, and Chief Financial Officer, Mr. Brian Bohunicky was awarded options to acquire and aggregate of 725,000 shares of Company common stock.  These option awards each have exercise prices of $0.27 per share, which was the closing price on the date the Compensation Committee granted the options.  These option awards were made pursuant to individual award agreements substantially similar to the form of stock option agreement attached as an exhibit to the Company’s Plan which has been previously filed with the SEC. The amounts included in this column do not reflect compensation actually received by the named executive officers.  Instead the amounts in this column represent the aggregate grant date fair value computed in accordance with SFAS 123R. Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Fair values relating to share grants have been determined under SFAS 123R and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes option-pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with SFAS 123R. The equity-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 1, “Organization and Significant Accounting Policies,” to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. These amounts reflect our accounting expense for these awards, and do not necessarily correspond to the actual value that will be recognized by the executive officers. Other than our former executive officer, Mr. Stanley Stein, no stock option awards received by our named executives above were forfeited or cancelled during 2009.

(6)
Company’s Simple IRA retirement plan requires the Company to match employee contributions up to the first 3% of compensation earned and amounts presented also include the Company’s matching contribution and the amounts in this column represent such contributions.  This column excludes certain payments for personal benefits for Mr. Hirsch and Mr. Hillman that do not exceed $10,000 individually or in the aggregate.

Outstanding Equity Awards

 The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date

David Hirsch	500,000(	(2)		—	0.49	5/30/2018
			1,000,000		0.27	12/01/2019
			112,500		0.27	12/01/2019
				125,000	0.27	12/01/2019
				100,000	0.27	12/01/2019

Jeffrey Hillman	75,000			—	0.74	09/08/2011
	700,000	(2)		—	0.85	5/21/2018
			700,000		0.27	12/01/2019
			100,000		0.27	12/01/2019
				125,000	0.27	12/01/2019
				100,000	0.27	12/01/2019

Brian Bohunicky			500,000		0.27	12/01/2019
			100,000		0.27	12/01/2019
				100,000	0.27	12/01/2019

Former Officer:

Stanley Stein (3)	—		—	—	—	—
	—		—	—	—	—

(1)
Of the above total option share amounts awarded to Mr. Hirsch, Dr. Hillman and Mr. Bohunicky, (i) 1,000,000, 700,000 and 500,000 shares, respectively, are time vested and vest evenly on an annual basis over three years, subject to earlier vesting upon a change in control of the Company as defined in the award agreements; (ii) 112,500 , 100,000 and 100,000 shares respectively, vest upon the first calendar quarter in which the Company reports a net profit in a Form 10-Q Report or Form 10-K Report and expire on the earlier of (a) December 1, 2019 or (b) such date the Company ceases to be required to file quarterly or annual reports with the Securities and Exchange Commission (“SEC”), and (iii) 125,000, 125,000 and 125,000 shares, respectively, vest upon the Company achieving certain performance goals tied to the shipment and invoicing of its consumer products with a third of these options expiring if the Company has not achieved the vesting performance targets by September 1, 2010, and another third expiring if the Company has not achieved the vesting performance targets by December 1, 2010, and another third expiring if the Company has not achieved the vesting performance targets by March 1, 2011. To the extent any of these option become vested and exercisable, they shall expire December 1, 2019.  In addition, included in the option shares awarded to Mr. Hirsch and Mr. Hillman, are 100,000 shares each that are subject to vesting based on certain scientific performance milestones being achieved.  These options expire and are void unless they become vested and exercisable on or before December 31, 2011.  To the extent these options become vested and exercisable, they shall expire December 1, 2019.

(2)
On August 13, 2009, a portion of the shares covered by the original option awards, (433,333 shares for Mr. Hirsch and 500,000 shares for Dr. Hillman) vested upon our stock price reaching certain levels in the future.  Following the acceleration of vesting by the compensation committee, Mr. Hirsch's grant of options to acquire 500,000 shares of our common stock at $0.49 per share are now fully vested and exercisable (including the 433,333 shares impacted by the acceleration of vesting) and Dr. Hillman's grant of options to acquire 700,000 shares of our common stock at $0.85 per share are now fully vested and exercisable (including the 500,000 shares impacted by the acceleration of vesting).  All other terms of the prior option awards, including the share amounts covered by the options and exercise price remained the same.

(3)
Mr. Stein was originally granted 65,000 upon becoming a Director which vested immediately.  These shares expired on June 18, 2009 following Mr. Stein’s resignation as a Director on March 18, 2009.  Mr. Stein’s other option grant of 750,000 shares consisted of 100,000 of the option shares that became exercisable on April 9, 2008 and the remaining 650,000 option shares become exercisable, upon the Company's stock reaching certain share prices as follows: 150,000 option shares if reaches $1.00 per share, 150,000 option shares if reaches $2.00 per share, 150,000 option shares if reaches $3.00 per share and 200,000 option shares if reaches $5.00 per share. This option award was amended to continue in connection with Mr. Stein’s consultant agreement with the Company.  Pursuant to a subsequent agreement with Mr. Stein on August 31, 2009 his consulting arrangement with us and his options were terminated.

There were no stock options exercised by the named executive officers during the year ending December 31, 2009.  No stock awards were made during 2009.  We do not have any long-term incentive plans that provide compensation intended to serve as incentives for performance other than options granted pursuant to our Amended and Restated 2002 Stock Option and Incentive Plan.

 Employment Contracts and Change in Control Arrangements

              Our Chief Executive Officer and President, Mr. David Hirsch began working for us as a consultant in April 2008 and became a full time employee in May 2008.  In connection with Mr. Hirsch’s appointment, effective June 27, 2008, as our Chief Operating Officer, Mr. Hirsch entered into an employment agreement with us which was amended on July 15, 2008 when he also became our Chief Financial Officer upon the retirement of our former chief financial officer.  The initial term of Mr. Hirsch’s Employment Agreement was for one year, and was automatically extended for successive one year renewal terms.  Pursuant to his employment agreement, Mr. Hirsch initially received an annual salary of not less than $150,000 and was eligible to receive bonuses at the discretion of the Compensation Committee of the Board of Directors.  Mr. Hirsch was granted stock options to acquire 500,000 shares of common stock under the Stock Option Plan.  These options were scheduled to vest as follows: 66,667 shares vest immediately, 100,000 shares on the dates which the Company’s stock price equals or exceeds $1.00 per share, $2.00 per share and $3.00 per share respectively, and 133,333 shares on the date which the Company’s stock price equals or exceeds $5.00 per share.

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

            Mr. Hirsch became our Acting President and Chief Executive Officer effective March 18, 2009.  He also continued in his role as our Chief Financial Officer.  Mr. Hirsch did not receive any adjustment in his compensation upon assuming the role of our acting President and Chief Executive Officer.  On June 29, 2009, immediately following the KFLP Transaction, Mr. Hirsch became our President and Chief Executive Officer and relinquished his position as Chief Financial Officer to Mr. Bohunicky.  On August 13, 2009, the Compensation Committee approved acceleration of the vesting of the unvested, unexerciseable options awarded to Mr. Hirsch and approved an increase in his annual base salary to $225,000.

            We have an employment agreement with Jeffrey D. Hillman, our Chief Scientific Officer. His three-year agreement commenced on January 1, 2004 and provides for automatic one-year extensions after December 31, 2007. Under the terms of our employment agreement with Dr. Hillman, we are obligated to pay Dr. Hillman compensation of $180,000. He is also eligible for participation in incentive stock compensation plans. The employment agreement also provides for other benefits including the right to participate in fringe benefit plans, life and disability insurance plans, expense reimbursement and 20 days accumulating vacation/sick leave annually. If Dr Hillman is terminated by the Company without cause (as defined in the agreement) or within twelve months following a change of control (as defined in the agreement), or if he leaves for good reason (as defined in the agreement), he will be entitled to severance payments, at his then annual base salary and all stock options granted to the executive and any benefits under any benefit plans shall become immediately vested and to the extent applicable, exercisable.  If Dr. Hillman voluntarily resigns he shall receive no further compensation after the effective date of such resignation.  The employment agreement also includes non-disclosure and non-compete provisions, as well as salary payments for a three month period in the event of an executive’s death or disability during the term of the agreements.  Dr. Hillman was awarded options to acquire 700,000 share of common stock on May 21, 2008.  These options vested as follows: 200,000 shares immediately and the remaining 500,000 shares were scheduled to vest when the Company’s stock price reaches certain levels (150,000 shares vest at $1.00 per share, 150,000 shares vest at $2.00 per share and 200,000 share vest at $3.00 per share).  On August 13, 2009 the Compensation Committee approved the accelerated vesting of the unvested, unexerciseable options.

On April 8, 2008, we entered into an employment agreement with our former Chief Executive Officer and President, Mr. Stanley Stein.  Mr. Stein’s initial compensation arrangement was pursuant to an offer letter that provided for an annual rate of compensation of $175,000 and relocation expenses of $10,000. Mr. Stein also was compensated in the amount $30,000 in connection with his initially commencing services and was expected to receive an award of stock options under our Amended and Restated 2002 Stock Option and Incentive Plan.  The initial term of the Employment Agreement was for one year and was subject to automatically being extended for successive one year renewal terms.  Pursuant to the employment agreement Mr. Stein received an annual salary of not less than $175,000 and was eligible to receive bonuses at the discretion of the Compensation Committee of the Board of Directors.  Mr. Stein was granted stock options to acquire 750,000 shares of common stock under our Amended and Restated 2002 Stock Option and Incentive Plan (the “Stock Option Plan”).  The options were subject to vesting as follows:  100,000 shares on April 9, 2008; 150,000 shares on the dates which the Company’s stock price equals or exceeds $1.00 per share, $2.00 per share and $3.00 per share respectively, and 200,000 shares on the date which the Company’s stock price equals or exceeds $5.00 per share.  Mr. Stein resigned as President, Chief Executive Officer and Director effective March 18, 2009 and his employment agreement was terminated.  In connection with Mr. Stein’s separation from employment he was to be paid his accrued compensation earned through the date of termination, which included an accrued bonus payment of $50,000 upon the occurrence of certain specified events.  In addition, Mr. Stein was to be paid $1,500 for nine months to cover post-separation expenses.  After separation from employment with us, Mr. Stein also became a consultant to the Company with his previously granted options continuing so long as Mr. Stein served as a consultant to the Company.  On August 31, 2009, pursuant to a subsequent agreement with Mr. Stein, all continuing obligations and payments to Mr. Stein including his consulting agreement and options were terminated in exchange for a onetime payment of $120,000.  As a result of Mr. Stein’s resignation in March 2009, Mr. Hirsch was appointed to serve as our acting President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 21, 2010, certain information concerning the beneficial ownership of each class of our voting securities by: (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of our common stock, (ii) each of our Directors and named executive officers, and (iii) all executive officers and Directors as a group.

The number of shares beneficially owned by each 5% stockholder, Director or named executive officer is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after April 21, 2010 through the exercise of any stock option, warrant or other right, or conversion of any security. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of Ownership(2)

5% Shareholder

Koski Family Limited Partnership (3)	59,140,000	54.7%

George T. Hawes (4)	13,845,123	12.5%

Directors and Officers

David B. Hirsch (5)	1,500,000	1.3%

Jeffrey D. Hillman (6)	5,433,958	5.2%

Christine Koski (7)	55,853,333	51.6%

Robert Koski (8)	56,813,333	52.5%

Brian Bohunicky (9)	250,000	*

All Officers and Directors as a Group (6 Persons)	63,490,624	58.7%

* less than one percent

(1)	Except as indicated, the address of the person named in the table is c/o 13700 Progress Boulevard, Alachua, Florida 32615.
(2)
For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 108,083,148 shares of common stock outstanding as of April 21, 2010, plus the number of shares of common stock that such person has the right to acquire within 60 days after September 16, 2009.

(3)
Based upon information provided by the Koski Family Limited Partnership (“KFLP”) in the amendment to its Schedule 13D filing with the SEC on February 15, 2010, includes (i) 54,960,000 shares held directly by the KFLP, and (ii) 893,333 shares held by KFLP partner Christine Koski, 453,333 held by KFLP partner Robert Koski, 40,000 shares held by KFLP partner, Koski Management, Inc. (solely owned by Beverly Koski), 1,393,334 shares held by KFLP partner, Thomas Koski and 1,400,000 shares held in trusts which Robert Koski serves as a trustee. (See note 8 below.) The address for the KFLP is 3525 Turtle Creek Boulevard, Unit 19-B, Dallas, Texas 75219.

(4)
Based upon information provided by Mr. Hawes in his filings with the SEC (Form 5 and Form 4’s).  The amount of shares includes 11,287,345 owned directly (as reflected on Form 4 dated April 15, 2010), and 2,557,778 shares issuable pursuant to currently exercisable warrants and excludes 100,000 shares of common stock and warrants to purchase 105,000 shares of common stock owned by Mr. Hawes wife for which he disclaimed beneficial ownership. Mr. Hawes address, as reflected in Schedule 13D/A (and Form 5 and Form 4), is 390 Plandome Road, Suite 222, Manhasset, New York 11030.

(5)
Includes 500,000 shares of common stock from currently exercisable options awarded to Mr. Hirsch in connection with his employment with us and excludes an aggregate of 1,337,500 shares able to be acquired pursuant to stock options which have not vested.

(6)
Includes 4,056,914 shares held by the 2002 Jeffrey Hillman Trust, 785,664 shares held directly by Jeffrey D. Hillman and 775,000 shares pursuant to currently exercisable outstanding options and excludes an aggregate of 1,025,000 shares able to be acquired pursuant to stock options which have not vested.

(7)
In addition to the shares reflected as being directly owned by the KFLP in note (3), the share amounts include 893,333 shares owned directly by Ms. Koski (which includes 100,000 shares of our common stock acquired during the year upon exercise of director options).

(8)
In addition to the shares reflected as directly owned by the KFLP in note (3), the share amounts include: (i) 453,333 shares owned directly by Mr. Koski (which includes 100,000 shares of our common stock acquired during the year upon exercise of director options) and  (ii) 1,400,000 shares owned by trusts which Mr. Koski serves as sole trustee as follows: the Robert Clayton Koski Trust for the benefit of Anthony James Hunter (200,000 shares); The Robert Clayton Koski Trust for the benefit of Hunter Buchanan Koski (500,000 shares); The Robert Clayton Koski Trust for the benefit of Clayton Ward Bennett (500,000 shares); and The Robert Clayton Koski Trust for the benefit of Robert Edward Koski (200,000 shares).

(9)	Excludes an aggregate of 725,000 shares able to be acquired pursuant to stock options which have not vested.

ITEM   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Audit Committee of the Board of Directors (or, to the extent applicable, our disinterested directors) is responsible for reviewing all transactions between the Company and any officer or Director of the Company or any entity in which an officer of Director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties.

Consulting Fees

In December 2009, we paid Dr. Hillman, our director and Chief Scientific Officer, $55,000 for consulting services he provided to us in 2001 and 2002.  No interest was accrued on this outstanding obligation.  At the same time we paid Dr, Hillman $26,250 for salary deferred prior to 2008.  Together these amounts, net of applicable taxes , totaled $54,063 were paid through the issuance of 216,250 shares of restricted common stock at a price per share of $0.25 in accordance with Dr. Hillman’s participation in the December 2009 Private Placement discussed below.

Our former director, Dr. Marc Siegel entered into a consulting agreement with us to provide certain media relations services to us.  In connection with Dr. Siegel’s services as a consultant he was paid $9,600 in 2008.  Mr. Siegel resigned as a director on May 9, 2009.

Financing Transactions

The June 2009 Private Placement.

On June 29, 2009, we successfully entered into and consummated a private placement of equity and debt financing pursuant to a securities purchase agreement (the “Purchase Agreement”) with an accredited investor.  Pursuant to the terms of the Purchase Agreement the Company issued 50,000,000 shares of its Common Stock to the Koski Family Limited Partnership (“KFLP”) and issued warrants to the KFLP to acquire 1,000,000 shares of Company common stock at an exercise price of $0.10 per share in exchange for $4,000,000, the payment of which consisted of the following: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009 and the KFLP provided a secured loan of  $1,000,000 to the Company.  The loan was secured by substantially all of our assets (excluding receivables) and bore interest at the rate of Prime plus 4.0% payable quarterly.  The principal of the loan was due in five years.  The warrants expired in five years and were immediately exercisable.  We also agreed to provide the KFLP with certain registration rights in connection with any underwritten or other offering by us over the next five years.  Specifically, we shall include 15% of the total number of shares publicly offered from the shares to be sold by us to the KFLP.  Effective upon the closing of the transaction contemplated by the Purchase Agreement, directors Welch, Hennecke and Sills resigned from our Board of Directors and our President and CEO, Mr. David Hirsch as well as Ms. Christine Koski and Mr. Robert Koski were appointed to fill the vacancies created by such resignations, with Ms. Koski being elected as Chairperson of our board.  Ms. Koski and Mr. Koski are siblings and partners in the KFLP.  As a result of the transaction the board of directors believes there was a change of control of the Company with the KFLP acquiring a controlling interest of approximately 56.6 % of our then outstanding voting common stock.

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Purchase Agreement we were required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to them. As of June 30, 2009, these reductions amounted to $707,674 in aggregate and were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the agreed upon reductions. As of December 31, 2009, the amount of reductions arranged with our creditors totaled $832,959. These agreed upon reductions in payables were reflected in our financial statements for the period and reported under other income.

In connection with, and as a closing condition to the Purchase Agreement, the purchasers, (including George Hawes our largest shareholder prior to the June 2009 Private Placement), under that certain securities purchase agreement dated June 12, 2008, (the “June 2008 Private Placement”) entered into waiver and release agreements with us on June 25, 2009.  In addition, such individuals waived and relinquished any special rights they possessed pursuant to agreements with the Company, including, but not limited to, (i) rights of first refusal (ii) antidilution regarding future equity sales and (iii) covenants regarding secured lending contained in the June 2008 Private Placement.  In connection with such waivers and releases, warrants to acquire 3,220,000 shares of our common stock at an exercise price of $1.30 per share that were previously issued under the June 2008 Private Placement were subject to the right of exchange for new replacement warrants to acquire the same number of shares under the same terms except for a change in the exercise price from $1.30 to $0.75. In addition, to the extent of any future underwritten registered offerings of our common stock, or the filing of any resale registration statement, in each case occurring within five years from the date of the waiver and release, the purchasers shall have the right to include an aggregate of up to 5% of the shares being registered in such offering or registration statement, subject to the discretion, in any underwritten primary offerings, of the underwriter on the inclusion of shares in the offering to be sold by selling shareholders.

The December 2009 Private Placement.

On December 30th, 2009, we completed the initial closing of a private placement of equity pursuant to a Common Stock Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors. The Company issued 10,016,250 shares of its Common Stock at a price of $0.25 per share to the investors for $2,504,062, the payment of which consisted of the following: $2,450,000 in cash at closing and $54,063 pursuant to the cancellation of the same dollar amount of outstanding deferred compensation obligation owed by the Company to Dr. Jeffrey Hillman, our Chief Scientific Officer and director. Approximately half of the total investment, or $1,250,000, was made by the KFLP. In conjunction with, and as a condition to closing of the financing, the KFLP was issued 4,000,000 shares of the Company's Common Stock at $0.25 per share, which was the same price per share paid by the investors, in exchange for the cancellation of its $1.0 million secured note. The loan originally had been secured by substantially all of the Company's assets (excluding receivables) and required interest payments at the rate of Prime plus 4.0% which were payable quarterly.

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

The June 2008 Private Placement.

On June 12, 2008, our Securities Purchase Agreement (“SPA”) with two accredited investors became binding and we closed on $2,600,000 in equity based financing with net proceeds of $2,515,000. We issued a total of 5,777,778 shares of restricted common stock in the private placement. The shares were sold to two accredited investors (including our largest shareholder and affiliate, Mr. George T. Hawes) at $0.45 per share. Each participating investor also received warrants to purchase shares of common stock at the price of $1.30 per share. One warrant was issued for each share of common stock issued for a total of 5,777,778 shares that may be acquired upon exercise of the warrants. The warrants are exercisable and expire June 12, 2013. In addition, Mr. George T. Hawes, acquired certain rights pursuant to the SPA. However, these rights were the subject of the waiver and release agreement noted above under the June 2009 Private Placement and were waived by Mr. Hawes as a condition precedent to such financing and such rights are no longer in force or effect.

Warrant Exercises.

On August 7, 2007, we closed on $1,171,591 in equity based financing. We issued a total of 4,600,000 shares of restricted common stock and warrants to acquire 4,600,000 shares of common stock in a private placement to accredited investors. The shares were sold to accredited investors at $0.25 per share, except that per stock exchange requirements, a former director, acquired his shares at $0.44 per share, which was the closing share price on August 7, 2007. One of our largest shareholders at the time, George Hawes participated in this offering and acquired 1,100,000 shares and 1,100,000 warrants. Each warrant to purchase shares of common stock is exercisable at the price of $0.58 per share. The warrants expired on August 8, 2008 (the “August 2007 Warrants”). On January 31, 2008 we amended the August 2007 Warrants, to reduce the exercise price to $0.44, which was the fair market value on the date of the amendment for a designated period of time (from January 28, 2008 to February 29, 2008) following which the exercise price reverted back to $0.58. Prior to the expiration of the August 2007 Warrants, 3,386,364 shares were issued upon exercise at the amended exercise price. George Hawes acquired 500,000 shares at the reduced exercise price.

Relationships

During 2008, Dr. Zahradnik’s wife provided administrative services to the Company as an independent contractor on an as-needed basis at an hourly rate and was paid an aggregate of $5,925 during fiscal 2008.  As of February 15, 2008, Ms. Zahradnik was no longer providing these services to the Company.

During 2008 and 2009 we paid $201,665 and $150,406 to a law firm that employs our director, Dr. Hillman’s daughter and for which we received intellectual property related legal services.

ITEM   14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Other Fees

The following table presents fees incurred for professional audit services rendered by our independent registered public accounting firm, Kirkland, Russ, Murphy and Tapp, PA for the audit of our financial statements for the years ended December 31, 2009 and December 31, 2008, and fees for other services rendered by Kirkland, Russ, Murphy and Tapp and other accounting firms whom assisted on special projects during those periods.

Type of Fees	2009	2008

Audit Fees (1)	$124,625	$110,150
Audit-Related Fees (2)	37,037	8,075
Tax Fees (3)	3,100	3,000
All Other Fees (4)	14,821	—
Total	$179,583	$121,225

(1)           Audit Fees: These fees consist of aggregate fees billed or to be billed by Kirkland, Russ, Murphy and Tapp, PA of $124,625 for professional services rendered in connection with their audit of the Company’s 2009 and 2008 financial statements, respectively, including the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2)           Audit-Related Fees:  There were fees billed by Edward Leiber, CPA and Kirkland, Russ, Murphy and Tapp, PA for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above under the caption "Audit Fees."

(3)           Tax Fees:  There were fees billed by Kirkland, Russ, Murphy and Tapp, PA for professional services for tax compliance and tax advice.

(4)           All Other Fees:  There were fees billed by Taylor White Accounting firm in 2009 of $14,821 in connection with the professional services associated with the Company’s compliance with the Sarbanes-Oxley Act of 2002 filings for small businesses.  No other fees were billed for 2008.

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

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and non-audit services to be performed by the Company’s independent registered public accounting firm.  The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence.  If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference to the Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 26, 2010

ORAGENICS, INC.

By:	/s/ David B. Hirsch
David B. Hirsch, President and Chief Executive Officer, and Principal Executive Officer.

EXHIBIT INDEX TO FORM 10-K/A

Exhibit Number	Description of Document

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

*Filed herewith