Form 10-Q
period 2010-03-31
ORAGENICS INC
filed 2010-05-14
CIK 1174940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

As of April 28, 2010, there were 108,083,148 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$459,125	301,592
Restricted cash	896,351	2,450,000
Accounts receivables, net	221,924	162,813
Inventory	278,421	132,112
Prepaid expenses and other current assets	309,343	80,839

Total current assets	2,165,164	3,127,356

Property and equipment, net	62,982	75,480

Total assets	$2,228,146	3,202,836

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$573,059	478,111
Short term note payable	59,578	35,012
Deferred revenue	8,873	50,086

Total current liabilities	641,510	563,209

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 108,083,148 and 106,083,149 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	108,083	106,083
Additional paid-in capital	28,737,635	28,045,427
Accumulated deficit	(27,259,082)	(25,511,883)

Total shareholders' equity	1,586,636	2,639,627

Total liabilities and shareholders' equity	$2,228,146	3,202,836

See accompanying notes.

Oragenics, Inc.

Statements of Operations
(Unaudited)

	Three months ended
	March 31
	2010	2009

Revenues	$341,483	124,272

Cost of sales	198,901	11,780

Operating expenses:
Research and development	444,368	585,664
Selling, general and administrative	1,446,629	1,507,155

Total operating expenses	1,890,997	2,092,819

Loss from operations	(1,748,415)	(1,980,327)

Other income (expense):
Interest income	1,889	522
Interest expense	-	(545)
Gain on sale of property and equipment	-	-
Local business tax	(673)	-

Total other income (expense), net	1,216	(23)

Loss before income taxes	(1,747,199)	(1,980,350)

Net loss	$(1,747,199)	(1,980,350)

Basic and diluted net loss per share	$(0.016)	(0.056)

Shares used to compute basic and diluted net loss per share	107,805,370	35,069,261

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31
	2010	2009
Cash flows from operating activities:
Net loss	$(1,747,199)	(1,980,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,696	65,379
Stock-based compensation expense	194,208	18,944
Gain on sale of property and equipment	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(59,111)	(1,096)
Inventory	(146,309)	(53,029)
Prepaid expenses and other current assets	(228,504)	(15,421)
Accounts payable and accrued expenses	94,948	839,624
Deferred revenue	(41,213)
Deferred compensation	-	-

Net cash used in operating activities	(1,914,484)	(1,125,949)

Cash flows from investing activities:
Purchase of property and equipment, net	(6,198)	(9,074)

Net cash used in investing activities	(6,198)	(9,074)

Cash flows from financing activities:
Borrowings under short term note payable	50,637	53,087
Payments on short term note payable	(26,071)	(26,074)
Net proceeds from issuance of common stock	500,000	-
Restricted cash released from common stock proceeds	1,553,649	-

Net cash provided by financing activities	2,078,215	27,013

Net increase (decrease) in cash and cash equivalents	157,533	(1,108,010)

Cash and cash equivalents at beginning of the period	301,592	1,165,933

Cash and cash equivalents at end of the period	$459,125	57,923

Supplemental disclosure of cash flow information

Interest paid	$18,377	545

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2010 and December 31, 2009 and for the three  months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.  In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies and that it believes its working capital will be insufficient to meet the business objectives as presently structured and that without sufficient capital to fund its operations, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company currently believes that it will have sufficient resources to commercialize selective products, it intends to seek additional funding to further develop and commercialize other products.

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

The Company records allowances for discounts and product returns at the time of sales as a reduction of revenue as such allowances can be reasonably estimated based on historical experience or known trends.  Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time.

Inventory

Inventories are stated at the lower of cost or market.  Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis.  In March, we recorded $73,490 of consignment inventory with a mass retailer and will be reduced as shipments are made.

2.          Net Loss Per Share

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2010.

5.          Stock Options Expense During the 1st Quarter, 2010

During the 1st quarter, the Company did not issue any stock options and there were no forfeitures recorded. From January 1, 2009 to the date of this filing, no stock options previously granted have vested or have been forfeited. Stock option compensation expense of $194,208 was recorded and is a non-cash expense.  This amount is included in research and development and selling, general and administrative expenses in the accompanying statement of operations.

6.          Common Stock Issued During the 1st Quarter, 2010

In January 2010, we completed the closing of a $3.0 million private placement of common stock pursuant to a Common Stock Purchase Agreement with accredited investors. The Company issued an additional 2,000,000 shares of its Common Stock at a price of $0.25 per share to the investors for $500,000, the payment of which consisted of $500,000 in cash at closing.  Half of the total investment, or $250,000, was made by the Koski Family Limited Partnership.

7.          Short Term Notes Payable

In March, we entered into a short term note payable for $50,637 with an interest rate of 5.75% to finance our product  liability insurance.  This note matures January 10, 2011. At March 31, 2010 the balance due was $45,573.

On August 6, 2009 the Company entered into a short term note payable for $70,025 with an interest rate of 5.75% to finance directors and officers liability insurance.  This note matures on May 24, 2010.  At March 31, 2010 the balance due was $14,005.

8.          Outstanding Warrants and Stock Options

As of the date of this filing there are approximately 6,127,778 warrants outstanding and there are approximately 7,719,300 outstanding stock options that have been granted that have not been forfeited.  The total number of outstanding warrants and unexercised stock options is 13,847,078.  If all warrants and stock options were exercised, the total number of outstanding shares would be approximately 121,930,226.

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

We had a net loss of $1,747,199 for the three months ended March 31, 2010 and we currently do not have sufficient capital to fund our operations beyond June 2010.  We are continuing our efforts to seek additional capital.  If we are unable to obtain additional capital to fund our operations we will need to take steps to substantially limit or reduce our operations until we are able to do so.  Such steps, if implemented, could have an adverse effect on the progress of our commercialization and continued development efforts.  Our goal has been and continues to be that we achieve positive operational cash flow as quickly as possible by allocating most of our resources on the commercialization or monetization of technologies that can provide revenues in the near term.  This means that our priority is to focus the bulk of our resources on the Consumer Healthcare Division.  While our progress toward positive operational cash flow has been slower than we had initially anticipated, we remain optimistic about the prospects in the future given the foundation we have established in getting our Consumer Healthcare Products on the shelves of large retailers.  We also expect to seek opportunities in Biomarker Discovery that either provide up-front money or fee-for-service arrangements.  While we are pursuing these priorities, we expect to simultaneously make incremental progress in Antibiotics, Biomarker Discovery and Biologics, as capital resources permit,  until they reach an inflexion point and can be monetized.  The pace of any incremental progress we may achieve, however, will be based on the amount of our limited available capital resources we are able to allocate to each individual technology.  If we are able to obtain sufficient additional capital, the pace of progress would be expected to increase. Once we begin to monetize our current technologies, we will also be able to commit greater capital to further research and development alternative technologies that are in alignment with our vision and strategic goals.

Financial Strategy

Since our inception, we have funded a significant portion of our operations from the public and private sales of our securities. Furthermore, we have not earned significant revenue from operations.  Until recently most of our revenue has been from sponsored research agreements and various governmental grants. We require additional capital to fund our business operations and we continue to seek additional capital to effectuate our business plans.  There can be no assurances that such additional capital will be available to us or on favorable terms or at all. The further development, testing and commercialization of our technologies, individually and in the aggregate, are expected to be costly to undertake and complete and will require additional capital over and above what we currently have available to us. Our current available capital limits our ability to fully develop our technologies. We expect to allocate our limited capital resources to the development of our technologies while we continue to explore additional capital raising opportunities. The time periods for the expected continued development of our technologies have been extended from those previously indicated by us from time to time due primarily to our insufficient capital position.  The time periods for expected developments could also change in the future depending on the progress of our ability to negotiate a partnering arrangement, as well as our efforts to raise additional capital and generate revenue .

We have started to generate revenue from the sales of our Consumer Healthcare Products and technologies and our revenue in the three months ended March 31, 2010 was $341,483 as compared to $124,272 in the three months ended March 31, 2009.  Our objective is that the revenue from Consumer Healthcare products will be able to fully and sufficiently support the continued operations of the Consumer Healthcare Products Division.  We anticipate additional purchase orders and/or revenue from the sale of EvoraPlus TM , our oral probiotic for adults, and from Teddy’s Pride TM , our oral probiotic for the companion pet market.  We also anticipate that, we will have opportunities to partner with or license some of our technologies to larger global companies.  We hope to be able to negotiate upfront payments in connection with these potential partnerships and/or licenses.

Operational Strategy

We have a number of products and platforms. These products and platforms are structured and viewed by us as four distinct Divisions:

 (1) Consumer Healthcare, which consists of ProBiora3TM, the EvoraPlusTM, Teddy’s PrideTM and EvoraKidsTM as well as the LPT3-04 TM  weight loss agent;

 (2) Biomarker Discovery (formerly referred to by us as “Diagnostics”), which consists of the PIVIATTM and PCMAT TM  platforms;

 (3) Antibiotics, which consists of our lead antibiotic, MU 1140, and the DPOLTTM lantibiotic synthesis platform; and

 (4) Biologics (formerly referred to by us as “Replacement Therapy”), which consists of our SMaRTTM Bacterial Replacement Therapy technology.

Because we have limited capital and human resources, we cannot pursue commercialization and further development of each and every technology that we own simultaneously.  As such, we have decided to pursue a strategic course that focuses the majority of our resources towards those technologies that present the best opportunity to generate revenue for the Company in the short-term.  The allocation of resources is determined by us on a case-by-case basis and is subject to periodic review.  Currently, we are rolling out products in our Consumer Healthcare Division and most of our resources are being deployed in support of that endeavor.  However, we expect to continue to commit any remaining available resources to our other three divisions.  As the Consumer Healthcare Division matures and begins to generate meaningful revenue and is able to become self-sustaining, we anticipate being able to allocate greater resources to the other divisions.  We have a contractual obligation to pay a minimum royalty of $25,000 per quarter and spend or cause to be spent an aggregate of $1,000,000 per annum toward research, development and regulatory prosecution, in order to maintain our license with the University of Florida Research Foundation, Inc. for our SMaRT Replacement Therapy™ and MU 1140™ technologies.  We believe we have met the $1,000,000 per annum threshold for research, development and regulatory prosecution in 2009 and made the minimum quarterly royalty payments for 2009.   Royalty payments for the first quarter of 2010 are expected to be made during the second quarter.   If we are unable to make the minimum royalty payments in the future, our license could be terminated which will substantially diminish the value of our company.

Highlights and Recent Developments

Company highlights and recent developments are set forth below in the following categories; Operational, Financial and Corporate and Management.

Operational:

We believe we have made important strides operationally in the second half of 2009 and in early 2010.  Most notably, we recently gained significant traction in the domestic mass retail distribution channel for our consumer healthcare products as evidenced by the following announcements:

•
Rite Aid:  On May 3, 2010, we announced that Rite Aid, one of the country’s leading drug store chains, will offer EvoraPlus TM.  Starting in May 2010, EvoraPlus TM would be available in nearly 4,800 Rite Aid stores nationwide.

•
RicciPharma: On April 12, 2010, we announced that RicciPharma, a recognized health products company with offices in Rome and Slovakia, have entered into a distribution agreement that the parties anticipate will provide Oragenics proprietary oral care probiotic products, EvoraPlus TM and EvoraKids TM, to RicciPharma.

•
Celgen: On March 25, 2010, a distribution agreement was signed with Celgen Nutritional Company, LTD of Taiwan. Celgen is a market leader in offering nutritional ingredients with scientific based natural solutions to benefit human healthcare and wellness in the greater China area.  They have exclusive rights to market EvoraPlus TM to the dental market throughout Taiwan.

•
Walgreens:  On February 8, 2010, we announced that Walgreens, the country’s largest drug store chain, will offer EvoraPlusTM chain-wide beginning March 19, 2010 and that EvoraPlusTM would now be available both at all of Walgreens more than 7,000 locations as well as its popular online destination.

•
A&P Supermarkets and Pathmark:  On December 15, 2009, we announced the mass retail launch of EvoraPlus and Teddy’s Pride in A&P Supermarkets and Pathmark, which together account for nearly 1,000 locations across the country.

•
Hannaford and Sweet Bay Supermarkets:  On December 15, 2009, we also announced that EvoraPlus will be carried in early January by Hannaford Supermarkets’ pharmacies covering Maine, Massachusetts, New Hampshire, New York and Vermont and Sweet Bay Supermarkets covering Florida.

•
Chiropractors Buying Group:  On January 26, 2010, we announced that we have signed a distribution agreement with Chiropractors Buying Group (CBG) to represent our probiotic oral care mint EvoraPlus to chiropractic offices nationwide.

•
EvoraKids Launch:  On January 25, 2010, we announced the launch of EvoraKids, which has been specifically formulated for children 3-10 years old to help maintain healthy teeth.  EvoraKids features a tasty Wild Very Cherry Berry flavored chew.

•
Wolverton Garden and Pet Supplies:  On January 7, 2010, we announced that we had named Wolverton Garden and Pet Supplies as a regional distributor for Teddy’s Pride™, the first-ever all-natural probiotics breath freshener and teeth whitener created especially for dogs and cats.  Established in 1940 in Lansing, Michigan, Wolverton Garden and Pet Supplies today ranks among the industry’s largest and most distinguished pet supply distributors with more than 14,000 items from over 300 suppliers for all categories of pets. Wolverton’s customer base comprises kennels, veterinarian clinics, independent pet stores, and large chain and mass accounts.

•
Garden of Life: On February 4, 2009, we announced that Garden of Life has been awarded rights to use our oral-care probiotic ingredient, ProBiora3. This agreement gives Garden of Life exclusive rights to use ProBiora3 in the natural products market. ProBiora3 is a patent-pending probiotic formula containing a blend of three bacteria that work below the gum line to address oral health at its root cause.

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

•
The Balancing Act: Oragenics and its product line were featured on The Balancing Act, an award-winning talk and magazine show reaching 96 million homes that airs weekday mornings on Lifetime Channel on January 18, 2010, February 8, 2010 and March 8, 2010 .

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

Financial:

During 2009, we completed two private placement transactions with accredited investors.  In June 2009, we consummated a private placement with the Koski Family Limited Partnership (“KFLP”) which resulted in the KFLP acquiring a controlling interest in our Company (the “June 2009 Private Placement”).  With the proceeds from the June 2009 Private Placement, we were able to continue to initiate our transition efforts toward commercialization of our consumer healthcare products as well as continue the development of our other technologies.  In addition, and in furtherance of its commitment to us, the KFLP also participated in the initial closing of a private placement along with other accredited investors in December 2009 (the “December 2009 Private Placement”).  The December 2009 Private Placement provided us with additional necessary capital and resulted in the exchange of equity for secured debt that was outstanding to the KFLP in connection with the earlier June 2009 Private Placement.  For further information on the details of the June 2009 Private Placement and the December 2009 Private Placement see “ Management’s Discussion and Analysis of Final Condition and Results and Operations — Liquidity and Capital Resources. ”

On January 13, 2010, we completed the $3,004,062 private placement contemplated by the Securities Purchase Agreement and December 2009 Private Placement and issued another 2,000,000 shares of common stock at a price of $0.25 per share to the accredited investors for $500,000.  Of this amount the KFLP again participated in one half of the remainder of the aggregate investment by acquiring 1,000,000 shares for $250,000.

Corporate and Management:

At our annual meeting of shareholders, held on October 28, 2009, our shareholders approved a Second Amendment to our Amended and Restated 2002 Stock Option and Incentive Plan (the "Plan") to increase the available shares from 5,000,000 to 12,500,000 shares with all other terms of the Plan remaining the same.  In addition the shareholders also approved an amendment to our Articles of Incorporation to increase our authorized common shares from 100 million (100,000,000) shares to 300 million (300,000,000). All other provisions of the Articles of Incorporation remained in full force and effect. The Amended Articles of Incorporation have been filed with the Secretary of State of Florida.   With these changes to our articles we were able to proceed with the December 2009 Private Placement and will have the availability of additional authorized shares to be able to continue to seek additional capital on a go forward basis.

In addition, on January 20, 2010, we announced that we had engaged government relations firm GSP Consulting ("GSP") to represent the Company for the purpose of securing government funding for a number of its technologies. GSP will focus on partnering with government and NGO healthcare organizations to increase the speed to market for Antibiotics, Biomarker Discovery and our Biologic, SMaRT Replacement Therapy.

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

Business Objectives and Milestones

In each of our divisions we have designated business objectives as follows:

Consumer Healthcare

Our Consumer Healthcare Division has been tasked with the commercialization of our oral probiotics, which revolve around the ProBiora3 technology, and the further development and commercialization of our weight loss agent, LPT3-04.

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

Biologics

Our Biologics Division is centered on SMaRT Replacement TherapyTM, our product for dental caries (tooth decay).  SMaRT Replacement Therapy TM  can potentially provide substantial back-end savings to countries since the long-term costs associated with dental caries are substantial.  We have been approved by the FDA for a Phase I(b) clinical trial.  As such, we are also investigating the possibility of beginning the Phase I(b) clinical trial in the United States in the immediate future.  Popular Mechanics cited our patented SMaRT Replacement Therapy tooth decay-fighting bacterial strain #1 among its "20 New Biotech Breakthroughs That Will Change Medicine" published in the monthly magazine's March 2009 issue.

Global Expansion

Although we are domiciled in the United States, we believe there are opportunities and advantages in utilizing foreign talent and markets for a variety of our products and technologies.  We have embarked upon global strategic initiatives, we are currently reviewing and evaluating our global strategic plans given our limited capital resources and the costs associated with such efforts and the expected benefits.

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

New Accounting Pronouncements

None.

Results of Operations

Three Months Ended March 31, 2010 and 2009

We had $341,483 in revenues in the three months ended March 31, 2010 compared with $124,272 of revenues in the same period in 2009. Revenue increased due to product sales of EvoraPlus by $222,725 and Teddy’s Pride by $52,572. Grant revenues decreased by $58,086 due to completion of the Small Business Innovation Research (SBIR) grant for DPOLT in 2009 which was offset by the University of Florida grant to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT in the amount of $41,914.

Cost of sales of $198,901 were recorded in the three months ended March 31, 2010 compared with $11,780 in cost of sales in the same period in 2009.  These costs include the production and manufacture of our Consumer Healthcare products totaling $86,979. Cost of sales also includes shipping and processing expenses of $30,420. Cost of sales also includes scrap expense of $81,502 which represents product rework charges and the replacement of inventory with our new improved EvoraPlus product.

Our first quarter operating expenses consist of Research and Development (R&D) expenses and Selling, General and Administrative (SG&A) expenses.  R & D expenses consist primarily of salaries/benefits, patent fees, and research expenses.  SG&A expenses consist primarily of salaries/benefits, marketing costs, and legal fees.  Our operating expenses decreased by 9.6% to $1,890,997 in the three months ended March 31, 2010 from $2,092,819 in the same period in 2009.  R&D expenses decreased 24.1% to $444,368 in the three months ended March 31, 2010 from $585,664 in the same period in 2009.  Even though total R&D expenses declined, stock options expense increased by $57,649 as a result of the 2009 option grants.  Compared to the same period in 2009, R&D expenses reflect reductions in salaries and fringe costs as a result of the decrease in staff by $50,136, reduced consulting fees by $65,124, lower royalty expenses by $18,780, lower repairs/maintenance of $16,662, drop in depreciation expense of $44,386 due to fully depreciated lab equipment, and reductions in legal patent expenses of $12,430.  SG&A expenses decreased by 4.0% to $1,446,629 in the three months ended March 31, 2010 from $1,507,155 in the same period in 2009. Even though total SG&A expenses declined, stock options expense increased by $117,615, advertising expenses increased by $207,487, and salaries and fringe costs increased $84,487 as a result of additional staff.  The decrease over the prior period was primarily due to reduced travel expenses of $115,815, reduced consulting fees of $74,370, reduced legal fees of $203,761 and accounting fees of $86,298.

Other income for the three months ended March 31, 2010 of $1,216 includes interest income totaling $1,889 offset by local taxes of $673.  Compared to the same period in 2009, other income is $1,239 higher due to interest income and no interest expense.  The lower interest income recorded during both periods is primarily due to the low money market interest rates available.  These lower interest rates are expected to continue for the foreseeable future.

We incurred net losses of $1,747,199 and $1,980,350 during the three months ended March 31, 2010 and 2009, respectively. The decrease in our net loss was principally caused by the reduction in R&D expenses and legal fees..

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.

Our operating activities used cash of $1,914,484 for the three months ended March 31, 2010 and $1,125,949 for the three months ended March 31, 2009.  We had positive working capital of $1,523,654 as of March 31, 2010 compared to a positive working capital of $2,564,147 as of December 31, 2009. Cash used by operations in the three months ended March 31, 2010 resulted primarily from our net loss from operations of $1,747,200.

Our investing activities used cash of $6,198 for the three months  ended March 31, 2010 as compared to used cash of $9,074 for the same period ending March 31, 2009.

Our financing activities for the three months ended March 31, 2010 provided net cash increase of $2,078,215 as compared to a net cash increase of $27,013 for the three months ended March 31, 2009.  This increase was primarily attributable to the release of restrictions on cash and the sale of our common stock to accredited investors through our private placement transaction initiated in December 2009 and completed in early January 2010. Additional details of our financing activities are provided below:

June 2009 Private Placement

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

December 2009 Private Placement

On December 30, 2009, we completed the initial closing of a private placement of equity pursuant to a Common Stock Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors.  The Company issued 10,016,250 shares of its Common Stock at a price of $0.25 per share to the investors for $2,504,062, the payment of which consisted of the following: $2,450,000 in cash at closing and $54,062.50 pursuant to the cancellation of the same dollar amount of outstanding deferred compensation obligation owed by the Company to Dr. Jeffrey Hillman, our Chief Scientific Officer and director. Approximately half of the total investment, or $1,250,000, was made by the KFLP. In conjunction with, and as a condition to closing of the financing, the KFLP was issued 4,000,000 shares of the Company's Common Stock at $0.25 per share, which was the same price per share paid by the investors, in exchange for the cancellation of its $1.0 million secured note. The loan originally had been secured by substantially all of the Company's assets (excluding receivables) and required interest payments at the rate of Prime plus 4.0% which were payable quarterly.

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

Other Financings

 In March 2010, the Company entered into a short term note payable for $50,637 with an interest rate of 5.75% to finance product liability insurance.  This note matures January 10, 2011.  At March 31, 2010 the outstanding balance due was $45,573.

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

On August 6, 2009 the Company entered into a short term note payable for $70,025 with an interest rate of 5.75% to finance directors and officers liability insurance.  This note matures on May 24, 2010.  At March 31, 2010 the balance due was $14,005.

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

Grants - On September 1, 2009 we received a grant funding from the University of Florida under the prime grant with the  Florida Citrus Production Advisory Council in the amount of $124,570.  The purpose of the University of Florida grant is to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT technology.

Our business is based on commercializing entirely new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other relevant matters. These assumptions take into account recent financings, as well as expected but currently unidentified additional financings.  We have experienced losses from operations during the last three fiscal years and have an accumulated deficit of $27,259,082 as of March 31, 2010.  The net loss from operations for the first three months of 2010 was $1,747,199.  Cash used in operations for the three months ended March 31, 2010 was $1,914,484.  As of March 31, 2010, our principal source of liquidity was $459,125 of cash and cash equivalents and $896,351 of cash reserved pursuant to a covenant in the December 2009 Securities Purchase Agreement for further development of our DPOLT synthetic chemistry platform toward the goal of obtaining additional NSF SBIR Phase II grant funding.  The aforementioned operating results occurred while developing and attempting to commercialize and manufacture products from entirely new and unique technologies. Our business plan requires significant spending related to our commercialization efforts, clinical testing expenditures, as well as conducting basic research.  These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern.  Our ultimate success will likely depend on our ability to continue to raise capital for our operations.

Our capital requirements for the remainder of 2010 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenue and cash flow from our Consumer Healthcare products division and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, advertising, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase I clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

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

While we continue to focus on our products and technologies, we currently do not have sufficient capital resources to market our products and complete the development of our technologies.  We have working capital of $1,523,654 ($627,303 when excluding funds reserved for future development of DPOLT) at March 31, 2010.  Our  currently available cash and cash equivalents of $459,125 is insufficient to enable us to continue to operate beyond June 2010. In the event adequate capital is not raised by this time we would need to substantially curtail our plan of operations or cease all operations until we are able to raise additional capital.   In addition, we expect to continue to explore strategic alternatives that may be available to us and our technologies.

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

As previously disclosed under Item 4T, Controls and Procedures, in our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2009 and Item 9A(T) Controls and Procedures in our Form 10-K, management indicated progress had been made during the quarter to remediate material weaknesses in the internal control over financial reporting. Based on the continued existence of material weaknesses, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended March 31, 2010, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in this Quarterly Report on March 31, 2010 Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews, (3) limited documentation of our system of internal control, (4) insufficient personnel to employ segregation of duties; (5) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and related documentation; (6) deficiencies in our material technology systems and (7) ineffective controls over period end financial disclosure and reporting processes. In addition, our corporate governance activities and processes are not always formally documented or adequately communicated.  Specifically, decisions made by the Board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.  These deficiencies and weaknesses were largely attributable to the significant lack of available financial resources and corresponding personnel reductions experienced by us during the quarter ended June 30, 2009.

Management’s Remediation Initiatives

Although management has not fully remediated all the material weaknesses mentioned above, management believes progress has been made.  We have continued the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts.  During the quarter the consulting firm completed an initial entity level control evaluation (ELC), control documentation and gap analysis for financial close and reporting.  Following such evaluation, management implemented a remediation plan during the quarter and addressed the documentation of our internal controls, creation of policies and procedures, control over period end financial disclosures and update of corporate governance activities and documentation.  Management also expects to review various facets of our information processing system, such as cash disbursements, sales and billing, cash receipts and other procedures. We continue to evaluate and address these weaknesses to ensure adherence to our policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our available liquidity permits.  Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.  This commitment continues to be communicated to, and reinforced with, our employees.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.   The specific risk factors set forth below were included in our Form 10-K Risk Factors and have been updated to provide information as of March 31, 2010.  Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

You should carefully consider the Risk Factors and the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history with significant losses and expect to continue to experience losses for the foreseeable future and our independent auditors have expressed doubt about our ability to continue as a going concern.

We have yet to establish any history of profitable operations.  Our profitability will require the successful commercialization of one or more of the technologies we either license or own. Since our organization, we have incurred operating losses and negative cash flow from operating activities as a result of modest sales coupled with our significant clinical development, research and development, general and administrative, sales and marketing and business development expenses. Furthermore, our cash burn rate and expenses have recently increased significantly due to our aggressive commercialization, marketing and international initiatives. We expect to incur losses for at least the next several quarters as we expand our sales and marketing capabilities, make use of the sales and marketing capabilities of third parties and continue our clinical trials and research and development activities.  Losses have totaled:

$1,747,199 for the three months ended March 31, 2010

$5,519,348 for the year ended December 31, 2009

$6,021,742 for the year ended December 31, 2008

$2,311,712 for the year ended December 31, 2007

$2,935,719 for the year ended December 31, 2006

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We have experienced losses from operations during the last three years and have an accumulated deficit of $27,259,082 as of March 31, 2010 and $25,511,883 as of December 31, 2009.  We have an operating cash flow deficit of $1,914,484 for the three months ended March 31, 2010 and $5,799,481 for the year ended December 31, 2009 and we sustained operating cash flow deficits of $3,835,190 and $1,913,760 in 2008 and 2007, respectively.  Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products.  At March 31, 2010, December 31, 2009 and December 31, 2008, we had working capital (deficit) of $1,523,654, $2,564,147 and ($500,672), respectively.

We continue to require additional financing to operate beyond June, 2010.

We do not have sufficient capital to sustain our operations beyond June 2010 and we require additional financing. If we are not able to raise additional capital, among other things, we could:
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

Forward-Looking Statements

This 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our need for and availability of working capital, (b) our financing plans, (c) our strategies, (d) our projected sales and profitability, (e) anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operation” and “Business,” as well as in this 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”  in our Form 10-K and in this 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On January 13, 2010, we completed the $3,004,062 private placement contemplated by the Securities Purchase Agreement and December 2009 Private Placement and issued another 2,000,000 shares of common stock at a price of $0.25 per share to the accredited investors for $500,000. The accredited investors included the following: Kris A. Persinger, Richard Dresden, John Diana , Michael Wells  First Clearing, LLC C/F Roth IRA FBO Kris A. Persinger. Of this amount the KFLP again participated in one half of the remainder of the aggregate investment by acquiring 1,000,000 shares for $250,000.

ITEM 5. OTHER INFORMATION

Employment Contracts and Change in Control Arrangements

On March 11, 2010 our Compensation Committee met and approved and authorized new employment contracts with Mr. David Hirsch, our Chief Executive Officer and President, Dr. Hillman, our Chief Scientific Officer and Mr. Brian Bohunicky, our Chief Financial Officer, Secretary and Treasurer. Each of the employment agreements have substantially similar terms other than with respect to their annual compensation and title (the "Employment Agreements"). As to Mr. Hirsch and Dr. Hillman the new agreements replaced existing employment agreements and as to Mr. Bohunicky the employment agreement constitutes a new agreement between us and Mr. Bohunicky. The annual base salaries provided in the Employment Agreements are $225,000, $200,000 and $200,000 for Mr. Hirsch, Dr. Hillman and Mr. Bohunicky, respectively payable in installments consistent with our normal payroll practices, do not represent a change from our previously disclosed compensation levels. The executive officers are also eligible under the Employment Agreements to receive bonuses during the term at the discretion of the Compensation Committee and the Board of Directors.

The Employment Agreements are terminable at any time by either party and if the executive officer is involuntarily terminated by us he shall receive his base salary and vacation pay each accrued through the date of termination, and any nonforfeitable benefits earned and payable to him under the terms of the employee handbook (which applies to all employees) and benefits available under any applicable incentive plan which employee participates.  In addition, if the executive officers separation from employment is not voluntary and without cause, we would be obligated to pay the executive officer six months of his annual base salary as severance and the executive shall be entitled to out placement service benefits.  If the executive officer is terminated for cause, he shall be entitled to receive his base salary and accrued vacation due through the date of termination and any nonforfeitable benefits already earned and payable to the executive under the terms of the employee handbook or other applicable incentive plans maintained by us.  Cause is defined in the Employment Agreements as any action that is illegal, immoral, or improper that reflects on the Company, the Employee, or the ability of either to function optimally.  If the executive officer voluntarily resigns, he shall be entitled to this base salary and accrued vacation due through the date of termination (including any mutually agreed upon notice period) and any nonforfeitable benefits already earned and payable to the executive officer under the terms of the employee handbook or other incentive plans maintained by us.

If the executive officer dies during the term of employment with us, the estate of the employee shall be paid the salary of the employee as it would have accrued over a period of thirty days after the executive officers death.  We shall also extend the executive officers right to exercise vested stock options for six months provided such extension is permitted under the Plan. In the event the executive officer becomes disabled (as defined in the any then applicable short and long-term disability insurance policies) we shall pay to the executive officer the executive officers salary as it would have accrued over a period of thirty (30) days after the executive became so disabled and we shall extend the executive officers right to exercise vested stock options for six months provided such extension is permitted under the Plan.

In the event of a Change in Control any stock options or other awards granted (other than performance awards) under our Amended and Restated Stock Option and Incentive Plan (as amended, the "Plan") shall become immediately vested in full and in the case of stock options exercisable in full.  If the change in control results in an involuntary separation from employment of the executive officer within 180 days following a change in control, the executive officer would be entitled to (i) receive six (6) months of salary and the extension of his benefits (excluding vacation time and paid time off) for a six month period and (ii) exercise vested options for six months from the date of separation, provided said extension period is allowed under the Plan.  Under the Employment Agreements, "involuntary separation of employment" means (i) termination without cause, (ii) any reduction in responsibilities of office altering the status of the executive officer as an employee, or (iii) the duplication of the executive officers position by an equivalent executive in an acquiring entity and "Change in Control" means the sale of the entire company, or substantially all of its assets, or the sale of the business unit employing an individual which results in the termination of employment or subsequent transfer of the employment relationship to another legal entity, or entity, or single party acquiring more shares than are owned by the Koski Family Limited Partnership, including its members and their immediate families (including spouses and their children).

The Employment Agreements also each include non-disclosure and Company ownership of development provisions, as well as a provision providing for the Company to defend and indemnify the executive if the executive is named as a defendant in any lawsuit regarding any action taken within the scope of employment.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of May, 2010.

ORAGENICS, INC.

BY:	/s/ David B. Hirsch
David B. Hirsch, President and Chief Executive Officer

EXHIBIT INDEX

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.1	Executive Employment Agreement for David B. Hirsch.					X
10.2	Executive Employment Agreement for Jeffrey D. Hillman.					X
10.3	Executive Employment Agreement for Brian J. Bohunicky.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X