Form 10-Q
period 2010-06-30
ORAGENICS INC
filed 2010-08-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2010, there were 113,263,148 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,752	$301,592
Restricted cash	742,682	2,450,000
Accounts receivables, net	173,540	162,813
Inventory	416,474	132,112
Prepaid expenses and other current assets	69,929	80,839

Total current assets	1,619,377	3,127,356

Property and equipment, net	58,500	75,480

Total assets	$1,677,877	$3,202,836

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$678,636	$478,111
Short term notes payable	30,382	35,012
Note payable to shareholder	1,000,000	—
Deferred revenue	50,582	50,086

Total current liabilities	1,759,600	563,209

Shareholders’ equity (deficit):
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 108,203,148 and 106,083,149 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	108,203	106,083
Additional paid-in capital	29,079,378	28,045,427
Accumulated deficit	(29,269,304)	(25,511,883)

Total shareholders’ equity (deficit)	(81,723)	2,639,627

Total liabilities and shareholders’ equity (deficit)	$1,677,877	$3,202,836

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
Net revenue	$304,696	$41,895	$646,179	$166,167

Cost of goods sold	127,420	23,604	326,321	35,384

Operating expenses:
Research and development	465,472	394,311	909,838	979,975
Selling, general and administrative	1,720,995	1,211,017	3,167,626	2,718,172

Total operating expenses	2,186,467	1,605,328	4,077,464	3,698,147

Loss from operations	(2,009,191)	(1,587,037)	(3,757,606)	(3,567,364)

Other income (expense):
Interest income	646	—	2,535	522
Interest expense	(885)	(959)	(885)	(1,504)
Gain on sale of property and equipment	—	11,274	—	11,274
Gain on extinguishment of payables	—	707,674	—	707,674
Local business tax	(792)	—	(1,465)	—

Total other income (expense), net	(1,031)	717,989	185	717,966

Loss before income taxes	(2,010,222)	(869,048)	(3,757,421)	(2,849,398)

Net loss	$(2,010,222)	$(869,048)	$(3,757,421)	$(2,849,398)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.07)

Shares used to compute basic and diluted net loss per share	108,151,148	38,894,921	107,978,839	38,604,155

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2010	2009
Cash flows from operating activities:
Net loss	$(3,757,421)	$(2,849,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash bonus paid in common stock	—	100,000
Depreciation and amortization	23,178	141,168
Stock-based compensation expense	461,071	33,943
Non-cash services paid in common stock	75,000	—
Gain on extinguishment of payables	—	(707,674)
Gain on sale of property and equipment	—	(11,274)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,727)	(13,962)
Inventory	(284,362)	(30,991)
Prepaid expenses and other current assets	10,910	16,935
Accounts payable and accrued expenses	200,525	1,107,632
Deferred compensation	496	211,727

Net cash used in operating activities	(3,281,330)	(2,001,894)

Cash flows from investing activities:
Purchase of property and equipment, net	(6,198)	(9,074)
Proceeds from sale of property and equipment, net	—	28,000

Net cash (used in) provided by investing activities	(6,198)	18,926

Cash flows from financing activities:
Borrowings under short term notes payable	50,637	198,742
Borrowings under long term notes payable	—	1,000,000
Borrowings under note payable from shareholder	1,000,000	—
Payments on short term notes payable	(55,267)	(62,021)
Net proceeds from issuance of common stock	500,000	1,500,000
Restricted cash released from common stock proceeds	1,707,318	—

Net cash provided by financing activities	3,202,688	2,636,721

Net (decrease) increase in cash and cash equivalents	(84,840)	653,753

Cash and cash equivalents at beginning of the period	301,592	1,165,933

Cash and cash equivalents at end of the period	$216,752	$1,819,686

Supplemental disclosure of cash flow information
Interest paid	$18,377	$1,503

Non-cash investing and financing activities:
Stock subscription receivable	$—	$2,500,000

Issuance of common stock to employees as settlement of amounts owed	$—	$205,032

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any future period.

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

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. As of June 30, 2010, we had $67,858 in consignment inventory with a mass retailer which will be reduced as shipments are made.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010.

5.	Stock Options Expense During the six months ended June 30, 2010

During the six months ended June 30, 2010, the Company issued 486,500 stock options of which 200,000 vested immediately. From January 1, 2010 to the date of this filing, 760,000 stock options previously granted have vested and 173,750 have been forfeited. Stock option compensation expense of $461,071 was recorded for the six months ended June 30, 2010 and is a non-cash expense. This amount is included in research and development and selling, general and administrative expenses in the accompanying statement of operations.

6.	Common Stock Issued During the six months ended June 30, 2010

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

In June 2010, we issued 120,000 shares to Athorn Clark Partners (“Athorn”) at a price per share of $0.625 (based on the value of the services required to be provided by Athorn) in connection with an agreement for Athorn to provide media related services to us.

7.	Short Term Notes Payable

Insurance Premium Financing. In March 2010, we entered into a short term note payable for $50,637 with an interest rate of 5.75% to finance our product liability insurance. This note matures January 10, 2011. At June 30, 2010 the balance due was $30,382. The payment terms are calculated on a straight line amortization over a ten month period.

8.	Note Payable to Shareholder

May 2010 Note Financing. On May 28, 2010, the Company entered into an unsecured promissory note with conversion provisions (the “May 2010 Note”) with the Koski Family Limited Partnership (the “KFLP”), our largest shareholder. Pursuant to the May 2010 Note the Company borrowed $1,000,000 from the KFLP. Interest on the May 2010 Note accrued at the rate of LIBOR plus 6% (6.54% at June 30, 2010) and the principal of the May 2010 Note, together with all accrued interest thereon, was due and payable on such date that is the earlier of: (a) the closing date of a registered public offering of newly issued equity securities by the Company resulting in cash proceeds to the Company (other than in connection with employee option plans) or (b) May 24, 2011 (the “Due Date”); provided, however, that in the event the Company completes a private offering of equity securities prior to such Due Date (a “Private Placement”), the Company may at its option, upon five (5) days written notice to the KFLP, elect to convert the principal of the May 2010 Note, together with all accrued interest thereon, into the same equity securities being sold in the Private Placement at the same price and terms (the “Conversion Securities”) and issue the Conversion Securities to the KFLP. Company directors Christine L. Koski and Robert C. Koski are partners in the KFLP. The issuance of the May 2010 Note was approved by the disinterested members of the Company’s Board of Directors. See Note 10, Subsequent Events below.

9.	Outstanding Warrants and Stock Options

As of the date of this filing there are approximately 6,127,778 warrants outstanding and there are approximately 8,032,050 outstanding stock options that have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 14,159,828. If all warrants and stock options were exercised, the total number of outstanding shares would be approximately 122,362,976.

10.	Subsequent Events

On July 5, 2010, we entered into a Common Stock Purchase Agreement (the “Agreement”) with the KFLP. At the closing thereof on July 30, 2010 we issued 5,000,000 shares of our common stock to the KFLP at a price of $0.40 per share. The $2,000,000 aggregate consideration paid by the KFLP consisted of (i) $1,000,000 cash and (ii) the exchange and cancellation of the outstanding May 2010 financing described above in Note 8, “Note Payable to Shareholder.” Accrued interest on the May 2010 Note through closing was waived by the KFLP. Simultaneously with this purchase of common stock by the KFLP (including note conversion) and as part thereof, we entered into an unsecured revolving credit agreement (the “Credit Facility”) with the KFLP. Pursuant to the Credit Facility, we are able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility is for twelve months commencing August 1, 2010. As of the date hereof, we have not drawn on this Credit Facility. Our ability to draw on the Credit Facility is subject to (i) the receipt by the KFLP of a certificate of no adverse change from us in form and substance acceptable to the KFLP, (ii) the receipt by the KFLP of a revolving unsecured promissory note from us in the principal drawn down in the form attached to the Credit Facility and (iii) our compliance with the terms of the Credit Facility.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of pharmaceutical and probiotic products for the maintenance of oral health. We are also developing novel antibiotics known as lantibiotics, the first of which is intended for the treatment of drug-resistant healthcare-associated infections, or HAIs and other infections caused by Gram-positive bacteria.

Our SMaRT Replacement Therapy is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. SMaRT is based on the creation of a genetically altered strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. We are commencing a Phase 1b clinical trial for SMaRT Replacement Therapy which we expect to conclude in the first quarter of 2011. We have also developed and are commercializing a variety of products that contain the active ingredient ProBiora3, a patent pending blend of oral probiotics that promote fresh breath, white teeth and support overall oral health. We have conducted extensive scientific studies on ProBiora3 in order to market our products under self-affirmed generally recognized as safe status, or GRAS. We sell our ProBiora3 products through multiple channels and our customers include Walgreens, Rite Aid, GNC, and Garden of Life, among others.

While developing SMaRT Replacement Therapy, members of our scientific team discovered that the SMaRT bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. MU1140 has proven active preclinically against Gram-positive bacteria responsible for a number of HAIs. We are currently scaling up production of our synthetic form of MU1140, or MU1140-S, and expect to commence preclinical testing during the third quarter of 2010 and to file an Investigational New Drug, or IND, application with the FDA in mid-2011. The key technology behind the production of MU1140-S is our Differentially Protected Orthogonal Lanthionine Technology platform, or DPOLT, which is a patented, novel organic chemistry platform that we believe will enable the first ever commercial scale, cost-effective production any of the 50 known lantibiotics. We intend to use DPOLT to create a pipeline of lantibiotics for therapeutic use. Additionally, we are developing non-core technologies that originated from the discoveries of our scientific team, which we believe could provide significant potential opportunities for us, including LPT3-04 (a weight loss product) and PCMAT (a biomarker discovery platform).

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June, 2003. We have devoted substantially all of our resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenue from grants and ProBiora3 product sales through June 30, 2010, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection therewith. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenue has also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $646,179, $641,285, $233,539 and $133,088 for the six months ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively.

We have never been profitable and, as of June 30, 2010, we had an accumulated deficit of $29,269,304. We incurred net losses of approximately $3,757,421, $5,519,348, $6,021,742 and $2,311,712 for the six months ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates through preclinical studies and clinical trials to seek regulatory approval and eventual commercialization. We will need additional financing to support our operating activities. The report of our independent registered public accounting firm with respect to our financial statements contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support prior to December 31, 2010 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. We will seek to fund our operations through public or private equity or debt financings or other sources, such as strategic partnerships. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. We will need to generate significant revenue to achieve profitability.

Recent Developments

On July 5, 2010, we entered into a common stock purchase agreement (the “July 2010 Financing Agreement”) with the Koski Family Limited Partnership, or KFLP. At the closing thereof on July 30, 2010 we issued 5,000,000 shares of our common stock to the KFLP at a price of $0.40 per share. The $2,000,000 aggregate consideration paid by the KFLP consisted of (i) $1,000,000 cash and (ii) the exchange and cancellation of the outstanding May 2010 Note issued to the KFLP on May 28, 2010. Accrued interest on the May 2010 Note through closing was waived by the KFLP. Concurrent with the July 2010 Financing Agreement and as part thereof, we entered into an unsecured revolving credit agreement (the “Credit Facility”) with the KFLP. Pursuant to the Credit Facility, we are able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility is for twelve months commencing August 1, 2010. As of the date hereof, we have not drawn on this Credit Facility. Our ability to draw on the Credit Facility is subject to (i) the receipt by the KFLP of a certificate of no adverse change from us in form and substance acceptable to the KFLP, (ii) the receipt by the KFLP of a revolving unsecured promissory note from us for principal drawn down in the form attached to the Credit Facility and (iii) our compliance with the terms of the Credit Facility.

We have continued our efforts to broaden the distribution of our ProBiora3 products by entering into agreements with the following vendors:

•

Benelux Cosmetics: In July 2010, we signed an exclusive distributor agreement with Benelux Cosmetics for distribution in Belgium, Netherlands and Luxemburg. The agreement includes EvoraPlus, EvoraKids and Teddy’s Pride products which will be sold through approximately 2,700 drugstores, pharmacies and supermarkets.

•	Hagen Canada: In July 2010, we began a test pilot program for Canada-wide distribution of Teddy’s Pride with Hagen Canada. We will be presenting at Hagen’s National Vendor Conference in August 2010.

Financial Overview

Net Revenue

Our sources of revenue leading up to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenue for the year ended December 31, 2008 also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $521,115, $366,801 and $8,539 for the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. Because of our efforts to increase the distribution of our Probiora3 products, we expect net revenue to continue to increase in the near future. The amount of such increases in future periods, however, will depend on a number of factors, including our marketing efforts to increase the sales of our ProBiora3 products.

We expect that the revenue we generate will fluctuate from quarter to quarter as a result of the volume of sales through our multiple channels and the amount of license fees, research and development reimbursements, milestone and other payments we may receive upon any license or strategic partnerships we may enter into in the future.

Cost of Goods Sold

Our cost of goods sold includes the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, and damaged inventory. We expect our costs of goods sold to increase as we expand our distribution and sales efforts for our ProBiora3 products.

Research & Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of: employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals. We expense research and development costs as incurred.

We plan to increase our research and development expenses for the foreseeable future as we seek to advance the development of our SMaRT Replacement Therapy and MU1140-S product candidates, and to further advance our earlier stage research and development projects, such as PCMAT, our biomarker discovery platform and LPT3-04, our potential weight loss product.

Prior to January 1, 2009, we did not track our internal research and development costs or our personnel and personnel-related costs on a project-by-project basis, our research and development resources were allocated among all of our programs. Since 2009, we have tracked development expenses and personnel expense on a project-by-project basis and have allocated common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to each program.

Our research and development expenses were $909,838, $1,833,746 and $1,955,488 for the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. Our research and development expenses can be divided into clinical research and development and preclinical research and development activities.

Clinical research and development costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase in the future as we continue the advancement of our clinical trials and preclinical product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expense to increase and, in turn, have a material adverse effect on our operations. We do not expect any of our current product development candidates to be commercially available before 2011, if at all.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, marketing, information technology, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services.

We anticipate that our general and administrative expenses will increase for, among others, the following reasons:

•	to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	for the sales and marketing of our ProBiora3 products; and

•	for increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and costs associated with being a public company.

Other Income (Expense)

Other income consists of interest earned on our cash and cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation. Other expense consists primarily of interest and costs associated with our loans payable. Other income and expense also includes gain or loss on sale of assets, local taxes and extinguishment of payables.

Income Taxes

As of December 31, 2009, we had federal net operating loss carryforwards and research and development tax credit carryforwards of approximately $23,125,665 and $384,276, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited due to the change in ownership of more than 50% in 2009, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The June 2009 Private Placement Transaction with the Koski Family Limited Partnership, constituted such an event and our historical loss carryfowards were limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock based compensation, valuation of warrants, sales returns and allowances and allowance for doubtful accounts.

Revenue Recognition

We recognize revenue from the sales of product when title and risk of loss pass to the customer, which is generally when the product is shipped. Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant. Grant revenues are deferred when reimbursable expenses have not been incurred.

We record allowances for discounts and product returns at the time of sales as a reduction of revenue as such allowances can be reliably estimated based on historical experience or known trends. Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time.

We maintain a return policy that allows our customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns (which is limited due to the recent launch of our products), analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or our product returns changes, the reserve will be adjusted.

While we believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. Because our ProBiora3 products have only recently been introduced we could experience different circumstances in the future and these differences could be material.

Accounts Receivable

Accounts receivable are recorded at their net realizable value and consist of trade receivables from the sale of product to customers. We analyze accounts receivable on a regular basis and determine the collectability based on the facts and circumstances relating to each customer. We do not have a history of accounts receivable or write offs, therefore, we estimate our allowance for doubtful accounts based on sales trends and specific review of the credit worthiness of each customer.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications through a charge to cost of goods sold. Expired inventory is disposed of and the related costs are written off to cost of goods sold. Charges for inventory write-downs are not reversed if we later determine that the product is saleable. Therefore, any such written-down inventory would be sold at significantly higher margin. If actual conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options or warrants do not vest at the grant date and are not subject to forfeiture.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts expected to be realized by the use of a valuation allowance. Based on the historical operating losses of the Company, a valuation allowance has been recognized for all deferred tax assets.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which established the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of ASC 105, we have updated references to GAAP, in our financial statements issued for the period ended December 31, 2009. The adoption of ASC 105 did not impact our financial position or results of operations.

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

In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact, if any, however the adoption of Update No. 2009-13 is not expected to have a material effect on the Company’s financial statements.

Results of Operations

For the Three Months Ended June 30, 2010 and 2009

Net Revenue. We generated net revenue of $304,696 for the three months ended June 30, 2010 compared with $41,895 during same period in 2009. The increase of $262,801 was primarily attributable to an increase in ProBiora3 product sales, partially off-set by increases in returns, allowances, and discounts of $15,066. The increase in net revenue also included a $74,978 increase in grant revenue attributable to an NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary DPOLT and $8,172 from the University of Florida grant to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT.

Cost of Goods Sold. Cost of goods sold was $127,421 for the three months ended June 30, 2010 compared with $23,604 for the same period in 2009, an increase of $103,817. The increase was attributable to increased sales of our ProBiora3 products. Cost of goods sold includes the production and manufacturing costs of our ProBiora3 products sold totaling $58,872, shipping and processing expenses of $41,666, and scrap expense of $26,883. Scrap expenses represent product rework charges, inventory adjustments, and damaged inventory.

Research & Development . Research and development expense was $465,472 for the three months ended June 30,

2010 compared to $394,311 in the same period in 2009, an increase of 18.0%. This increase in R&D was primarily due to the increases in stock option expense of $49,599 as a result of the 2009 option grants, consultant charges of $37,560, royalty payments of $18,780, and lab supplies of $20,904, off-set by depreciation expense savings of $69,005 due to fully depreciated lab equipment.

Selling, General & Administrative. Selling, general and administrative expense was $1,720,995 for the three months ended June 30, 2010 compared with $1,211,017 in the same period in 2009. The increase over the prior period was due to the increases in employee stock option expense of $102,265, salary and fringe costs of $150,191, advertising and marketing expenses of $440,831, accounting fees of $47,830, travel and convention expenses increased of $58,381, board of director compensation increased by $61,879, and other various cost increases of $57,957. These amounts were off-set by legal and filing/registration fee savings of $214,864 and consultant expense savings of $194,492 mainly associated with investor relations consulting spending.

Other Income (expense). Other income and expense was a net expense of $1,031 for the three months ended June 30, 2010 compared to a net income of $717,989 in the same period in 2009, a decrease of $717,781. The decrease in other income and expense of $717,781 was primarily attributable to a $707,674 gain we recognized in 2009 associated with the extinguishment of payables in connection with the June 2009 Private Placement, and a 2009 gain on the sale of assets totaling $11,274, interest income increased by $646, and local business tax increased by $792.

For the Six Months Ended June 30, 2010 and 2009

Net Revenue. We generated net revenue of $646,179 for the six months ended June 30, 2010 compared with $166,167 during same period in 2009. The increase of $480,012 was primarily attributable to an increase in ProBiora3 product sales, off-set by increases in returns, allowances, and discounts of $21,073. The increase in net revenue also included a $25,064 increase in grant revenue attributable to an NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary DPOLT.

Cost of Goods Sold. Cost of goods sold was $326,321 for the six months ended June 30, 2010 compared with $35,384 for the same period in 2009, an increase of $290,937. The increase was attributable to increased sales of our ProBiora3 products. Cost of goods sold includes the production and manufacture of our ProBiora3 products totaling $145,850, shipping and processing expenses of $72,086, and scrap expense of $108,385. Scrap expenses represent product rework charges, inventory adjustments, and damaged inventory.

Research & Development. Research and development expense was $909,838 for the six months ended June 30, 2010 compared to $979,975 in the same period in 2009, a decrease of 7.2%. This decrease in research and development expense was primarily due to depreciation expense savings stemming from the full depreciation of certain lab equipment.

Selling, General & Administrative. Selling, general and administrative expense was $3,167,626 for the six months ended June 30, 2010 compared with $2,718,172 in the same period in 2009, an increase of 16.5%. This increase was due to increases in stock-based compensation expense of $219,880, salary and fringe costs of $227,052 as a result of additional staff and increases in compensation of existing personnel, advertising and marketing expenses of $656,560 and non-employee director stock-based compensation expense of $61,879. The increase in selling, general and administrative expense was off-set by reductions in other expenses, including, reductions in travel and convention expenses of $55,110 as a result of reduced global travel, legal and professional support service fee savings of $409,786, and consultant expenses of $259,227 associated primarily with reduced investor relations consulting spending.

Other Income (expense). Other income and expense was a net income of $185 for the six months ended June 30, 2010 compared to a net income of $717,966 in the same period in 2009, a decrease of $717,781. The decrease in other income and expense of $717,781 was primarily attributable to a $707,674 gain we recognized in 2009 associated with the extinguishment of payables in connection with the June 2009 Private Placement, and a $11,274 gain we realized in 2009 on the sale of assets. In addition, the decrease in other income and expense for the period was impacted by a decrease in interest expense of $619, an increase in interest income of $2,013, as well as local business tax expenses we incurred during the period of $1,465.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in private placement and our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.

Our operating activities used cash of $3,281,330 for the six months ended June 30, 2010 and $2,001,894 for the six months ended June 30, 2009. We had negative working capital of $140,223 as of June 30, 2010 compared to a positive working capital of $2,564,147 as of December 31, 2009. Cash used by operations in the six months ended June 30, 2010 resulted primarily from our net loss from operations of $3,757,421.

Our investing activities used cash of $6,198 for the six months ended June 30, 2010 as compared to cash net increases in cash of $18,926 for the same period ending June 30, 2009.

Our financing activities for the six months ended June 30, 2010 provided net cash increase of $3,202,688 as compared to a net cash increase of $2,636,721 for the six months ended June 30, 2009. This increase was primarily attributable to the release of restrictions on cash, increase in borrowings under note payable from shareholder, off-set by reductions in long term notes payable and reductions in proceeds from issuance of common stock. Additional details of our financing activities are provided below:

June 2009 Private Placement

On June 29, 2009, we issued a total of 50,000,000 shares of restricted common stock and warrants to acquire 1,000,000 shares of common stock in a private placement to the Koski Family Limited Partnership, or KFLP, for total proceeds of $4,000,000 million (the “June 2009 Private Placement”). The shares were sold at $0.08 per share. The warrants to purchase 1,000,000 shares of our common stock were exerciseable at $0.10 per share and had a five year term. The consideration paid by the KFLP for the shares of common stock consisted of $4,000,000 as follows: $1,500,000 in cash at closing and $2,500,000 pursuant to a non-interest bearing promissory note providing for five consecutive monthly installment payments of $500,000 commencing July 31, 2009. In addition, pursuant to the securities purchase agreement (the “Purchase Agreement”) with the KFLP, the KFLP also provided a secured loan of $1,000,000 to us. The loan was secured by substantially all of our assets (excluding receivables) and paid interest at the rate of Prime plus 4.0% which was payable quarterly. The principal of the loan was due in five years. We also agreed to provide the KFLP with certain registration rights in connection with any underwritten or other offering by us over the next five years. Specifically, we are obligated to include 15% of the total number of shares publicly offered from the shares to be sold by us to the KFLP. As a result of the transaction the board of directors believes there was a change of control of the Company with the KFLP acquiring a controlling interest of our outstanding voting common stock.

In addition to the above, as a further condition to the consummation of the transaction contemplated by the Purchase Agreement we were required to obtain satisfactory arrangements with three main creditors for reductions in the amounts payable by the Company to them. As of June 30, 2009, these reductions amounted to $707,674 in aggregate and were conditioned upon prompt payment of the remaining balances owed to such creditors after taking into account the agreed upon reductions. As of December 31, 2009, the amount of reductions arranged with our creditors totaled $832,959. These agreed upon reductions in payables have been fully reflected in our financial statements for the periods and reported under other income.

In connection with, and as a closing condition to the Purchase Agreement, the purchasers in the June 2008 Private Placement (including George Hawes our largest shareholder prior to the Purchase Agreement), entered into waiver and release agreements with us on June 25, 2009. In addition, the purchasers in the June 2008 Private Placement waived and relinquished any special rights they possessed pursuant to the agreements with us as part of the June 2008 Private Placement, including, but not limited to, (i) rights of first refusal (ii) antidilution regarding future equity sales and (iii) covenants regarding secured lending by us. In connection with such waivers and releases, a portion of the June 2008 Warrants (warrants to acquire 3,220,000 shares) that were previously issued in connection with the June 2008 Private Placement were subject to the right of exchange for new replacement warrants to acquire the same number of shares under the same terms except for a change in the exercise price from $1.30 to $0.75. In addition, to the extent of any future underwritten registered offerings of our common stock, or the filing of any resale registration statement by us, in each case occurring within five years from the date of the waiver and release, the purchasers shall have the right to include an aggregate of up to 5% of the shares being registered in such offering or registration statement, subject to the discretion, in any underwritten primary offerings by us, of the underwriter on the inclusion of shares in the offering to be sold by selling shareholders.

December 2009 Private Placement

On December 30, 2009, we issued a total of 10,016,250 shares of restricted common stock in a private placement to accredited investors including the KFLP, our largest shareholder for total proceeds of $2,504,062 (the “December 2009 Private Placement”). The shares were sold at $0.25 per share. The proceeds of $2,504,062, included the cancellation at closing of $54,062 in outstanding obligations we owed pursuant to Dr. Jeffrey Hillman, our Chief Scientific Officer and director for compensation that had been deferred. Approximately half of the total investment, or $1,250,000, was made by the KFLP. In conjunction with, and as a condition to the initial closing of the December 2009 Private Placement financing, we also issued 4,000,000 shares of our common stock to the KFLP at $0.25 per share, (which was the same price per share paid by the participating accredited investors), in exchange for the cancellation of the KFLP’s $1.0 million secured promissory note we previously issued to the KFLP in connection with the June 2009 Private Placement transaction.

Approximately $1.0 million of the total proceeds from the December 2009 Private Placement were committed to further our development of the DPOLT synthetic chemistry platform, essential to the production of our lead antibiotic, MU1140, subject to the goals set forth by the two year NSF SBIR Phase 2 Grant received by us on February 15, 2008. Such allocation enabled us to be eligible to receive up to an additional $500,000 matching grant from the NSF, which grant was subsequently awarded in June 2010. See “Grants” below.

Contemporaneously with the initial closing of the December 2009 Private Placement, the KFLP also elected to exercise warrants it received as part of the June 2009 Private Placement to purchase 1,000,000 shares of our common stock. The warrants were exercised through the payment by the KFLP of the warrant exercise price of $0.10 per share. Additionally, Christine L. Koski and Robert C. Koski, as directors, each exercised previously issued options to purchase 100,000 shares of our common stock at the option exercise price of $0.10 per share. These options were granted to Christine Koski and Robert Koski when they became non-employee directors on June 30, 2009 in connection with our non-employee director compensation program.

On January 13, 2010, we completed the $3,004,062 private placement contemplated by the December 2009 Private Placement and issued another 2,000,000 shares of common stock at a price per share of $0.25 to the accredited investors for $500,000. Of this amount, the KFLP again participated in one half of the remainder of the aggregate investment by acquiring 1,000,000 shares for $250,000.

May 2010 Note Financing.

On May 28, 2010, we entered into an unsecured promissory note with a conversion provision (the “May 2010 Note”) to the KFLP pursuant to which we borrowed $1,000,000 from the KFLP. Interest on the May 2010 Note accrued at the rate of LIBOR plus 6% and the principal of the May 2010 Note, together with all accrued interest thereon, was due and payable the earlier of: (a) the closing date of a registered public offering of newly issued equity securities by us resulting in cash proceeds to us (other than in connection with employee option plans) or (b) May 27, 2011 (the “Due Date”); provided, however, that in the event we completed a subsequent private offering of equity securities prior to such Due Date, we could elect to convert the principal of the May 2010 Note, into the same equity securities being sold in the private offering at the same price and terms to the KFLP.

July 2010 Financing Transaction.

On July 5, 2010, we entered into a common stock purchase agreement (the “July 2010 Financing Agreement”) with the Koski Family Limited Partnership, or KFLP. At the closing thereof on July 30, 2010 we issued 5.0 million shares of our common stock to the KFLP at a price of $0.40 per share. The $2,000,000 million aggregate consideration paid by the KFLP consisted of (i) $1,000,000 million cash and (ii) the exchange and cancellation of the outstanding May 2010 Note issued to the KFLP on May 28, 2010. Accrued interest on the May 2010 Note through closing was waived by the KFLP. Concurrent with the July 2010 Financing Agreement and as part thereof, we entered into an unsecured revolving credit agreement (the “Credit Facility”) with the KFLP. Pursuant to the Credit Facility, we are able to borrow up to $2,000,000 million from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility is for 12 months commencing August 1, 2010. As of the date hereof we have not drawn on this Credit Facility. Our ability to draw on the Credit Facility is subject to (i) the receipt by the KFLP of a certificate of no adverse change from us in form and substance acceptable to the KFLP, (ii) the receipt by the KFLP of a revolving unsecured promissory note from us in the principal drawn down in the form attached to the Credit Facility and (iii) our compliance with the terms of the Credit Facility.

Other Financings.

On March 17, 2009 we entered into a short term note payable for $53,087 with an interest rate of 5.75% to finance product liability insurance. This note required principal and interest payments to be made evenly over a ten month period and was repaid in full at December 31, 2009.

On April 15, 2009 we entered into a loan agreement with an accredited investor for a short term note in the amount of $100,000. The note included an interest rate of 15% per annum and its maturity date was April 15, 2011. On August 21, 2009 we repaid this short term note and outstanding accrued interest in full. In connection with this borrowing we also issued warrants to acquire 100,000 shares of our common stock at an exercise price of $0.50 per share to the investor and such warrants are exercisable for five years.

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

On August 6, 2009 we entered into a short term note payable for $70,025 with an interest rate of 5.75% to finance directors and officers liability insurance. This note required principal and interest payments to be made evenly over a ten month period and was repaid in full on May 24, 2010 in accordance with its terms.

On March 10, 2010 we entered into a short term note payable for $50,637 with an interest rate of 5.75% to finance product liability insurance. Payments on this note are made evenly based on a straight line amortization over a ten month period with the final payment due on January 10, 2011. At June 30, 2010 the outstanding balance due was $30,382.

Grants.

On July 22, 2009 we were awarded a grant from the University of Florida under the prime grant with the Florida Citrus Production Advisory Council in the amount of $124,570. We received the grant funds on September 1, 2009. The purpose of the University of Florida grant is to identify disease-specific proteins expressed during citrus greening using our proprietary PCMAT biomarker technology.

On June 14, 2010 we were awarded the matching $500,000 grant from the NSF to support the previously awarded SBIR Phase 2 grant for further development of our DPOLT Lantibiotic Synthesis Platform. On June 17, 2010, we received $125,000 of a $500,000 National Science Foundation (NSF) awarded SBIR II Phase 2 grant for the company’s DPOLT Lantibiotic Synthesis Platform. Proceeds from the financing are to be allocated to further the Company’s development of its DPOLT synthetic chemistry platform, essential to the production of the Company’s lead antibiotic, MU1140, subject to the goals set forth by the NSF SBIR Phase 2 Grant received by the Company. The remainder of these grant funds are expected to be provided to us in $125,000 increments over an 18 to 24 month period.

Future Capital Requirements

Our business is based on commercializing new and unique technologies, and our current business plan contains a variety of assumptions and expectations that are subject to uncertainty, including assumptions and expectations about sales, manufacturing capabilities, clinical testing cost and pricing, continuing technological improvements, strategic licensing relationships and other factors. These assumptions take into account recent financings, as well as expected but currently unidentified additional future financings. Furthermore, we have not earned significant revenue from operations and we have an accumulated deficit of $29,269,304 as of June 30, 2010. The net loss from operations for the first six months of 2010 was $3,757,421. Cash used in operations for the six months ended June 30, 2010 was $3,281,330. As of June 30, 2010, our principal source of liquidity was $216,752 of cash and cash equivalents and $742,682 of cash reserved pursuant to a covenant in the December 2009 Securities Purchase Agreement for further development of our DPOLT synthetic chemistry platform toward the goal of obtaining additional NSF SBIR

Phase II grant funding. The aforementioned operating results occurred while developing and commercializing products from new and unique technologies. Our business plan requires significant spending related to our commercialization efforts and clinical testing. These factors place a significant strain on our limited financial resources and adversely affect our ability to continue as a going concern. Our ultimate success will depend on our ability to continue to raise capital for our operations.

Our capital requirements for the remainder of 2010 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenue and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to need to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. We must generate additional capital resources to enable us to continue as a going concern. Our plans include seeking financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to assure continuation of our operations and research and development programs as well as seeking equity financing.

Our future success depends on our ability to continue to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining, or drawing upon, lines of credit or other loans, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience substantial dilution.

While we continue to focus on our products and technologies, we may not have sufficient capital resources to market our products and complete the development of our technologies. We had working capital at December 31, 2009 of $2,564,147 and a working capital deficit of ($140,223) ($882,905 when excluding funds reserved for future development of DPOLT) at June 30, 2010. While we believe our cash and cash equivalents and restricted cash of $959,434 as of June 30, 2010 (together with the funds provided to us and available to us from the July 2010 Financing Transaction) are sufficient to enable us to continue to operate through the year ending December 31, 2010, however, we will require additional capital to operate beyond that time. During this time, if additional capital is not raised, we would need to significantly adjust our current plan of operations until we are able to acquire additional funding. In addition, we expect to continue to explore strategic alternatives that may be available to us and our technologies.

Our recent capital needs have been met through private placement financings primarily involving the participation of the KFLP, our largest shareholder since June 2009. Our near term capital needs and our ability to meet those needs through the year ending December 31, 2010 include our ability to draw on the Credit Facility we have with the KFLP. There can be no assurance that we will be able to draw funds under the Credit Facility when needed as such draw requests are conditioned upon no adverse changes in our business. Any inability to draw upon, or delay in obtaining, funds under the Credit Facility when needed could have a significant adverse effect on our business and operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tax Loss Carryforwards

As of December 31, 2009, we have net operating loss carryforwards of approximately $23,125,665 to offset future federal income taxes and future state income taxes. We also have research and development and investment tax credit carryforwards of approximately $384,276 to offset future federal income taxes and future state income taxes. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 Private Placement transaction with the Koski Family Limited Partnership. As a result, our historical loss carryforwards through June 2009 will be limited to $172,000 per year over the next 20 years, or limited to an aggregate amount of up to $3,440,000 of such historical loss carryforwards over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after the June 2009 Private Placement transaction are expected to add to our loss carryforwards and to be fully available to us.

At December 31 2009, we recorded a 100% valuation allowance against our deferred tax assets of approximately $8,716,674, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under Item 4T, Controls and Procedures, in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2009 we identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our Form 10Q for the period ended September 30, 2009 and our Form 10K for the period ended December 31, 2009 (See Item 9A(T) Controls and Procedures). Management believes progress has been made during the quarter to remediate material weaknesses in the internal control over financial reporting. Based on the continued existence of material weaknesses, however, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended June 30, 2010, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in this Quarterly Report on June 30, 2010 Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses that have not yet been satisfactorily remediated are: (1) limited documentation of our system of internal control, (2) insufficient personnel to employ segregation of duties; (3) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and related documentation; (4) deficiencies in our material technology systems. These deficiencies and weaknesses were largely attributable to the significant lack of available financial resources.

Management’s Remediation Initiatives

Although management has not fully remediated all the material weaknesses mentioned above, management believes progress has been made. For example, during the second quarter we added two independent directors to our Board of Directors and appointed these individuals to serve on our audit committee. We also continued the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts. During the quarter the consulting firm completed an initial entity level control evaluation (ELC), control documentation and gap analysis for financial close and reporting. Following such evaluation, management implemented a remediation plan during the quarter and addressed the documentation of our internal controls, creation of policies and procedures, control over period end financial disclosures and update of corporate governance activities and documentation. Management also expects to review various facets of our information processing system, such as cash disbursements, sales and billing, cash receipts and other procedures. We continue to evaluate and address these weaknesses to ensure adherence to our policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our available liquidity permits. Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to, and reinforced with, our employees.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The specific risk factors set forth below were included in our Form 10-K Risk Factors and have been updated to provide information as of June 30, 2010. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

$3,757,421 for the six months ended June 30, 2010

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

We have not earned significant revenue from operations and we have an accumulated deficit of $29,269,304 as of June 30, 2010 and $25,511,883 as of December 31, 2009. We have an operating cash flow deficit of $3,281,330 for the six months ended June 30, 2010 and $5,799,481 for the year ended December 31, 2009 and we sustained operating cash flow deficits of $3,835,190 and $1,913,760 in 2008 and 2007, respectively. Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products. At June 30, 2010, December 31, 2009 and December 31, 2008, we had working capital (deficit) of ($140,223), $2,564,147 and ($500,672), respectively.

We are dependent on our ability to draw funds on the KFLP Credit Facility to meet our capital needs through the year ending December 31, 2010 .

Our recent capital needs have been met through private placement financings primarily involving the participation of the Koski Family Limited Partnership (“KFLP”), our largest shareholder since June 2009. Our near term capital needs and our ability to meet those needs through the year ending December 31, 2010 include our ability to draw on the unsecured revolving credit agreement (the “Credit Facility”) with the KFLP which allows us to borrow up to $2.0 million from the KFLP subject to (i) the receipt by the KFLP of a certificate of no adverse change from us in form and substance acceptable to the KFLP, (ii) the receipt by the KFLP of a revolving unsecured promissory note from us for the principal drawn down in the form attached to the Credit Facility and (iii) our compliance with the terms of the Credit Facility. There can be no assurance that there will be any adverse change in our business or that we will be able to draw funds under the Credit Facility. Any inability to draw upon, or delay in obtaining, funds under the Credit Facility when needed could have a significant adverse effect on our business and operations.

We continue to require additional financing to operate beyond year end 2010.

We do not have sufficient capital to sustain our operations beyond the end of 2010 and we require additional financing. If we are not able to raise additional capital, among other things, we could:

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

In June 2010, we issued 120,000 shares to Athorn Clark Partners (“Athorn”) at a price per share of $0.625 (based on the value of the services required to be provided by Athorn) in connection with an agreement for Athorn to provide media related services to us.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12 day of August, 2010.

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