Form 10-Q
period 2011-03-31
ORAGENICS INC
filed 2011-05-10
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of April 30, 2011, there were 5,683,076 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,433	132,103
Restricted cash	388,781	475,657
Accounts receivables, net	95,848	122,972
Income tax receivable	—	362,218
Inventory, net	275,017	266,628
Prepaid expenses and other current assets	153,926	139,883

Total current assets	970,005	1,499,461

Property and equipment, net	208,112	228,202

Total assets	$1,178,117	1,727,663

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,311,680	1,514,885
Short term notes payable	108,969	98,906
Deferred revenue	96,868	13,188

Total current liabilities	1,517,517	1,626,979

Convertible revolving note payable to shareholder	3,000,000	2,000,000

Total liabilities	4,517,517	3,626,979

Shareholders’ deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 5,683,076 and 5,663,076 . shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5,683	5,663
Additional paid-in capital	31,530,978	31,412,069
Accumulated deficit	(34,876,061)	(33,317,048)

Total shareholders’ deficit	(3,339,400)	(1,899,316)

Total liabilities and shareholders’ deficit	$1,178,117	1,727,663

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31
	2011	2010
Revenues, net	$349,937	341,483

Cost of sales	94,977	198,901

Gross Profit	254,960	142,582

Operating expenses:
Research and development	412,901	444,368
Selling, general and administrative	1,357,446	1,446,629

Total operating expenses	1,770,347	1,890,997

Loss from operations	(1,515,387)	(1,748,415)

Other income (expense):
Interest income	177	1,889
Interest expense	(43,781)	—
Local business tax	(22)	(673)

Total other (expense) income, net	(43,626)	1,216

Loss before income taxes	(1,559,013)	(1,747,199)

Net loss	$(1,559,013)	(1,747,199)

Basic and diluted net loss per share	$(0.275)	(0.324)

Shares used to compute basic and diluted net loss per share	5,667,521	5,390,269

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(1,559,013)	(1,747,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,090	18,696
Stock-based compensation expense	118,929	194,208
Changes in operating assets and liabilities:
Accounts receivable, net	27,124	(59,111)
Income tax receivable	362,218	—
Inventory, net	(8,389)	(146,309)
Prepaid expenses and other current assets	34,945	(228,504)
Accounts payable and accrued expenses	(203,205)	94,948
Deferred revenue	83,680	(41,213)

Net cash used in operating activities	(1,123,621)	(1,914,484)

Cash flows from investing activities:
Purchase of property and equipment, net	—	(6,198)

Net cash used in investing activities	—	(6,198)

Cash flows from financing activities:
Borrowings under short term notes payable	—	50,637
Borrowings under convertible revolving note payable to shareholder	1,000,000	—
Payments on short term notes payable	(38,925)	(26,071)
Net proceeds from issuance of common stock	—	500,000
Restricted cash released from common stock proceeds	86,876	1,553,649

Net cash provided by financing activities	1,047,951	2,078,215

Net (decrease) increase in cash and cash equivalents	(75,670)	157,533

Cash and cash equivalents at beginning of the period	132,103	301,592

Cash and cash equivalents at end of the period	$56,433	459,125

Interest paid	$1,702	18,377

Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$48,988	—

Par value of restricted stock granted as stock compensation	$20	—

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1.	Organization and Significant Accounting Policies

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is focused on the discovery, development and commercialization of a variety of technologies associated with oral health, broad spectrum antibiotics and other general health benefits.

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. In that report the Company disclosed that it expects to incur substantial expenditures to further develop each of its technologies and that it believes its working capital, together with access to the recently amended Credit Facility with the KFLP will be sufficient to meet the business objectives as presently structured through July 2011. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

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

Recently Adopted Accounting Pronouncements

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

In April 2011, the FASB issued new guidance for the purpose of measuring the impairment old receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. Currently, the guidance is anticipated to be effective for interim annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have an impact on our financial statements or disclosures.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2011 have had or are expected to have had an impact on the Company’s financial statements.

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

The Company has granted guaranteed rights of return on several mass retail customer accounts. At this time there are only two active mass retail customer accounts with guaranteed rights of return. Orders are processed and shipped on these accounts however the Company defers recognition of revenue until the customer provides notification to the Company that the product has sold to the end consumer. Once notification has been received and verified, the Company will record revenue in that accounting period. Included in deferred revenue in the accompanying balance sheets at March 31, 2011 and December 31, 2010 is $11,606 and $0, respectively of revenue deffered under guaranteed rights of return arrangements.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at March 31, 2011 and December 31, 2010 was $199,948 and $255,814, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one of its mass retail customers. At March 31, 2011 and December 31, 2010, the Company has $62,427 and $64,999, respectively, of inventory on consignment located at the retailers stores and warehouses, has been fully reserved against. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

2.	Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Because the Company reported a net loss for all periods presented, shares associated with the convertible revolving note payable, stock options and warrants are not included because they are antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented. Net loss per share is computed using the weighted average number of shares of common stock outstanding.

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

4.	Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

5.	Stock Options Expense During the three months ended March 31, 2011

During the three months ended March 31, 2011, the Company issued 20,000 stock options to Mr. Brian Bohunicky, our Chief Financial Officer under the Company’s Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “Plan”). These options vest equally over a three (3) year period from the date of grant and are exerciseable at $3.60 per share, the price at closing on March 11, 2011, the date of the grant. From January 1, 2011 to the date of this filing no stock options previously granted have vested and 12,502 have been forfeited. Stock option compensation expense of $116,007 was recorded for the three months ended March 31, 2011 and is a non-cash expense. This amount is included in research and development and selling, general and administrative expenses in the accompanying statement of operations.

6.	Restricted Common Stock Issued During the three months ended March 31, 2011

On March 11, 2011, our Board of Directors and Compensation Committee awarded 10,000 shares of restricted common (non-vested shares) stock to each of Mr. Brian Bohunicky, our Chief Financial Officer and to Mr. Robert Koski, our director at a grant date fair value of $3.60 per share. The shares were awarded under the Company’s Plan. Half of the awarded shares vest in six (6) months and the other half on the anniversary date of the award. Stock compensation expense of $2,922 was recorded for the three months ended March 31, 2011 and is a non-cash expense. This amount is included in selling, general and administrative expenses in the accompanying statement of operations. At March 31, 2011, 20,000 shares of restricted common stock are non-vested. At March 31, 2011, there was $69,078 of total unrecognized compensation expense related to non-vested restricted common stock that is expected to be recognized over a period of one year.

7.	Short Term Notes Payable

On July 9, 2010, we entered into a non-interest bearing short-term note payable for $22,188 to finance a portion of our new enterprise resource planning system. Payments on this note began July 9, 2010 and are made quarterly with the final payment due on April 1, 2011. At March 31, 2011 and December 31, 2010, the balance due was $5,547.

On July 20, 2010, we entered into a short-term note payable for $63,835 with an interest rate of 5.75% to finance directors and officers liability insurance. Payments on this note begin on August 24, 2010 and are made evenly based upon a straight line amortization over ten-month period with the final payment due on May 24, 2011. At March 31, 2011 and December 31, 2010, the balances due were $13,012 and $32,299, respectively.

On July 31, 2010, we entered into a short-term note payable for $85,185 bearing interest at 7.5% to finance a portion of our new enterprise resource planning system. Principal and interest payments on this note begin August 31, 2010 and are made evenly based on a straight line amortization over a 17-month period with the final payment due on December 31, 2011. At March 31, 2011 and December 31, 2010, the balances due were $46,220 and $61,060, respectively.

On March 10, 2011, we entered into a short-tem note payable for $48,988 bearing interest at 5.48% to finance a portion of our product liability insurance. Principal and interest payments on this note begin April 10, 2011 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2012. At March 31, 2011, the balance due was $44,190.

8.	Convertible Revolving Note Payable to Shareholder

On July 30, 2010, in connection with the July 2010 Financing Transaction, the Company entered into an unsecured convertible revolving credit facility agreement with the Koski Family Limited Partnership (“KFLP”) (the “Credit Facility”). Pursuant to the Credit Facility, we are able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility was initially for 12 months commencing August 1, 2010. Our continued ability to draw on the Credit Facility is subject to (i) the receipt by the KFLP of a certificate of no adverse change from us in form and substance acceptable to the KFLP, (ii) the receipt by the KFLP of a revolving unsecured promissory note from us in the principal drawn down in the form attached to the Credit Facility and (iii) our compliance with the terms of the Credit Facility. On September 13, 2010, the Company drew down on the Credit Facility in the amount of one million dollars $1,000,000 and executed a revolving unsecured promissory note (the “September 2010 Promissory Note”) for such amount in favor of the KFLP. In addition, on November 8, 2010 the Company drew down on the remaining $1,000,000 of available funds under the Credit Facility and executed another revolving unsecured promissory note (the “November 2010 Promissory Note”).

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

As of the date of this filing there are approximately 306,388 warrants outstanding and there are approximately 387,334 outstanding stock options that have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 693,721. If all warrants and stock options were exercised, the total number of outstanding shares would be 6,376,798.

10.	Subsequent Events

On April 5, 2011, we borrowed an additional $500,000 under the Credit Facility, as amended and executed a revolving unsecured promissory note (the “April 2011 Promissory Note”) in such amount. The April 2011 Promissory Note matures on July 30, 2012.

On May 5, 2011, we borrowed an additional $500,000 under the Credit Facility, as amended and executed a revolving unsecured promissory note (the “May 2011 Promissory Note”) in such amount. The May 2011 Promissory Note matures on July 30, 2012.

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

We have also developed and are commercializing a variety of products that contain the active ingredient ProBiora3, a patented blend of oral probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted extensive scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels.

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

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through March 31, 2011, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $349,937 and $341,483 for the three months ended March 31, 2011 and 2010, respectively, and $1,308,910 for the year ended December 31, 2010.

We have never been profitable and, as of March 31, 2011, we had an accumulated deficit of $34,876,061. We incurred net losses of $1,559,013 and $1,747,199 for the three months ended March 31, 2011 and 2010, respectively, and $7,805,165 for the year ended December 31, 2010. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. The report of our independent registered public accounting firm with respect to our financial statements appearing in our 2010 Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support prior to July 31, 2011 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

On April 21, 2011, we announced that the U.S. Patent and Trademark Office issued a patent notification (number 7931892) for ProBiora3® our proprietary blend of naturally occurring oral bacteria strain to produce a range of oral care benefits. The U.S. Patent and Trademark Office issued the patent on April 26, 2011.

We have moved forward with our efforts to begin a clinical trial study of our weight loss product (LPT3-04). LPT3-04 is a naturally occurring compound, which is normally consumed in the human diet in small amounts. In the course of our SMaRT Replacement Therapy research, we discovered that consumption of significantly larger amounts of LPT3-04 resulted in dose-dependent weight loss in experimental animal models. The mechanism of action appears to be induction of apoptosis, or programmed cell death, specifically in white fat cells. LPT3-04 consumption in the required amounts has been shown to be safe in humans. Anecdotally, weight loss has been observed in human volunteers. Due to the natural sweetness of LPT3-04 and the relatively large amounts of it that need to be consumed on a daily basis to achieve the desired weight loss effect, current product development efforts are focused on incorporating the compound into bars, milkshakes, and other food products. We have developed and ordered the weight loss bar product in the second quarter of 2011 to be used in a blinded placebo-controlled study to begin in the third quarter of 2011. We have submitted a patent application for the use of LPT3-04 for weight regulation with the United States Patent and Trademark Office, or U.S. PTO.

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

On March 15, 2011, April 5, 2011 and May 5, 2011, we drew an additional $500,000 on the Credit Facility, as amended. We expect to continue to need to draw on the available borrowings under the Credit Facility each month while we seek to raise additional capital. With these borrowings included, we have an aggregate of $4,000,000 outstanding and owed under the Credit Facility, as amended and $1,000,000 of remaining availability.

We have continued our efforts to broaden the distribution of our ProBiora3 products through the following business development activities:

Distribution Agreements:

•

API Consumer Brands: On May 2, 2011, we announced that EvoraPlus and EvoraKids will be available in Australia and New Zealand through a distribution agreement with API Consumer Brands, which offers distribution through their network of 4000 independent pharmacies as well as their 350 corporate-owned Priceline stores.

•

The Company of Animals, Ltd: April 14, 2011, we reached an agreement with The Company of Animals that will allow distribution of Teddy’s Pride under their private label to their network of pet retailers, veterinarians, mass merchants and supermarkets in the United Kingdom.

•	Henry Schein, Inc: On March 31, 2011, we reached an agreement with Henry Schein, Incorporated that will enable sales of EvoraPro through their vast network of dental practitioners across the U.S.

•

Central Pet and Garden: On March 14, 2011, we reached an agreement with Central Pet and Garden that allows distribution of Teddy’s Pride through Central Pet’s network of over 3000 pet distribution retail stores throughout the U.S. through a distribution agreement.

Exhibitions:

•	Global Pet Exp: From March 16-18, 2011, we exhibited Teddy’s Pride to product retail buyers from around the world.

We are impacted by various trends and uncertainties, including the uncertainty associated with the availability of sufficient capital resources to execute our plans and conduct our operations. During the first quarter we changed our mass retail strategy because our available capital resources currently limit our ability to engage in significant advertising and marketing campaigns. Following our previously announced withdrawal from Rite Aid and GNC, we have notified our remaining mass retail customers of our intent to withdraw from their stores over the next several months and have agreed on a various transition plans with each customer. Our current sales strategy is focused on growth through direct-to-consumer, professional offices, private label, international distribution and licensing channels. We have recently acquired new agreements which increase access into these channels and are expected to generate sales growth throughout the year. Our recently announced ProBiora3 patent provides immediate opportunities in global private label and licensing opportunities in major product categories such as food and beverage, health and wellness, pet care and nutrition. Product suppliers in these categories, ranging from those with well established brands to newer market entrants, will be able to achieve newfound product differentiation with ProBiora3, as its beneficial characteristics provide a meaningful value added benefit to consumers.

Package and Delivery Transition

We are continually attentive to the needs of the market and ultimate consumers regarding the use of our ProBiora3 products and as such continue to seek ways to revise and improve on our product delivery mechanisms. For example, we are undergoing a change from a blister pack of 60 tablets to a bottled container of 30 tablets to be taken once daily (as opposed to twice daily) for our consumer EvoraPlus, EvoraKids and EvoraPro products based on our understanding of customer preferences. We have added a 30 day container supply of our EvoraPet product to our current 60 day container supply. We have begun to implement these improvements and expect the changes in delivery mechanisms or packaging to result in increased expenses in future periods while the change is being implemented. At the same time, these improvements will result in lowering our product costs. As of March 31, 2011, we have reserves for inventory in the amount of $199,948 and sales returns in the amount of $227,396 to replace our existing inventory and customer held inventory as a result of this change.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $299,065 and $299,569, for the three months ended March 31, 2011 and 2010, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to increase in the future. However, our success will depend on a number of factors, including our marketing efforts related to our ProBiora3 products.

We expect that our revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments we may receive upon any license or strategic partnerships we may enter into in the future.

Cost of Goods Sold

Our cost of goods sold includes the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, inventory replacement reserves, and damaged inventory. We expect our costs of goods sold to increase as we implement our packaging and delivery mechanism changes and expand our distribution and sales efforts for our ProBiora3 products.

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

Our research and development expenses were $412,901 and $444,368 for the three months ended March 31, 2011 and 2010, respectively. Our research and development expenses can be divided into (i) clinical research and development, and (ii) preclinical research and development activities. Clinical research and development costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase in the future as we continue the advancement of our clinical trials and preclinical product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product development candidates are not expected to be commercially available before the end of 2011.

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

Other Income and (Expense)

Other income and expense includes gain or loss on sale of assets and local business taxes as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our convertible revolving note payable to shareholder and short term notes payable.

Income Taxes

As of December 31, 2010, we had federal and state net operating loss carryforwards and research and development tax credit carryforwards of approximately $30,150,000. Our net operating loss and research and development tax credit carryforwards will expire, if not used, by 2031. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryfowards were limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

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

The Company has granted guaranteed rights of return on several mass retail customer accounts. At this time there are only two active mass retail customer accounts with guaranteed rights of return. Orders are processed and shipped on these accounts however the Company defers recognition of revenue until the customer provides notification to the Company that the product has sold to the end consumer. Once notification has been received and verified, the Company will record revenue in that accounting period.

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

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at March 31, 2011 and December 31, 2010 was approximately $199,948 and $255,814, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one of its mass retail customers. At March 31, 2011 and December 31, 2010, the Company has $62,427 and $64,999, respectively of inventory on consignment located at the retailers stores and warehouses, which has been fully reserved against. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

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

Restricted Stock

The Company values restricted stock based on the grant date fair value. The grant date fair value is determined by the market price of the Company’s common stock on the date of the grant.

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

New Accounting Pronouncements

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

In April 2011, the FASB issued new guidance for the purpose of measuring the impairment old receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. Currently, the guidance is anticipated to be effective for interim annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have an impact on our financial statements or disclosures.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2011 have had or are expected to have had an impact on the Company’s financial statements.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Net Revenues. We generated net revenues of $349,937 for the three months ended March 31, 2011 compared to $341,483 in the same period in 2010. Our ProBiora3 revenues increased from Q1 2010 but were off-set primarily by increases in returns and allowances of $109,572 due to reserves against mass retail sales.

Cost of Goods Sold. Cost of goods sold was $94,977 for the three months ended March 31, 2011 compared to $198,901 in the same period in 2010, a decrease of $103,924. This decrease was primarily attributable to a decrease in scrap expense of $123,858. Cost of goods sold includes the production and manufacturing costs of our ProBiora3 products sold of $102,962, shipping and processing expenses of $34,371, and credit to scrap expense of $42,356. Scrap expense represents scrap charges of $13,509 and a credit adjustment to the December 31, 2010 inventory reserve of $55,865 to record product sold in the first quarter of 2011.

Research and Development. Research and development expenses were $412,901 for the three months ended March 31, 2011 compared to $444,368 in the same period in 2010, a decrease of $31,467, or 7%. This decrease in research and development expenses was primarily due to reductions in consulting fees $67,084 as a result of cost cutting actions taken in the latter half in 2010. In addition other cost savings included conference expenses of $17,605 and depreciation expense of $14,078 which were off-set by increases in patent cost spending of $52,035 and employee related expenses of $17,286.

Selling, General and Administrative. Selling, general and administrative expenses were $1,357,446 for the three months ended March 31, 2011 compared to $1,446,629 in the same period in 2010, a decrease of $89,183, or 6%. This decrease was due to reductions in consulting fees of $215,585 as a result of cost cutting actions taken in the latter half in 2010 and advertising and marketing expense savings of $47,143 due to the withdrawal from the mass retail channel in the first quarter of 2011. In addition general and administrative expense savings were offset primarily by increases in salary and fringe costs of $63,387 as a result of additional staff, Board of Director fees of $56,879 and increases in accounting and professional support service fees of $53,900.

Other Income (Expense). Other income and expense was $43,626 of other expense for the three months ended March 31, 2011 compared to $1,216 of other income in the same period in 2010, an increase of expenses of $44,842. The increase was primarily attributable to an increase in interest expense of $43,781 and a decrease in interest income of $1,712.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the three months ended March 31, 2011 and 2010, our operating activities used cash of $1,123,621 and $1,914,484, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had negative working capital of $547,512 and $127,518 at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, our investing activities used cash of $0 and $6,198, respectively. The cash used in connection with investing activities related to purchases of equipment.

During the three months ended March 31, 2011 and 2010, our financing activities provided cash of $1,047,951 and $2,078,215, respectively. The cash provided by financing activities in the months ended March 31, 2011 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder, offset by reductions in short term notes payable. The cash provided by financing activities in the three months ended March 31, 2010 was primarily due to the release of restrictions on cash, borrowings under short term notes payable and proceeds from issuance of common stock, offset by reductions in short term notes payable.

Additional details of our financing activities for the periods reflected in this report are provided below:

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

On each of March 15, 2011, April 5, 2011 and May 5,2011, we borrowed an additional $500,000 under the Credit Facility, as amended and executed a revolving unsecured promissory notes in such amount that each mature on July 30, 2012. With these borrowings included, we have an aggregate of $4,000,000 outstanding and owed under the Credit Facility, as amended and $1,000,000 of remaining availability.

Other Financings

On March 17, 2010, we entered into a short-term note payable for $50,637 with an interest rate of 5.75% to finance product liability insurance. Payments on this note are made evenly based on a straight line amortization over a ten-month period and was repaid in full at January 31, 2011.

On July 9, 2010, we entered into a non-interest bearing short-term note payable for $22,188 to finance a portion of our new enterprise resource planning system. Payments on this note began July 9, 2010 and was repaid in full at April 8, 2011.

On July 20, 2010 we entered into a short-term note payable for $63,835 with an interest rate of 5.75% to finance directors’ and officers’ liability insurance. Payments on this note begin on August 24, 2010 and are made evenly based upon a straight line amortization over a ten-month period with the final payment due on May 24, 2011.

On July 31, 2010, we entered into a short-term note payable for $85,185 bearing interest at 7.5% to finance a portion our new enterprise resource planning system. Principal and interest payments on this note begin August 31, 2010 and are made evenly based on a straight line amortization over a 17-month period with the final payment due on December 31, 2011.

On March 10, 2011, we entered into a short-term notes payable for $48,988 bearing interest at 5.48% to finance product liability insurance. Payments on this note are made evenly based on a straight line amortization over a ten-month period with the final payment due on January 10, 2012.

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

Future Capital Requirements

Our capital requirements for the remainder of 2011 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

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

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents together with the borrowings under our Credit Facility, as amended and grant funds will allow us to fund our operating plan through July 2011. We will need to raise capital through the additional sale of equity or debt securities. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also require additional capital beyond our currently forecasted amounts, such as, for example, if we determine to proceed independently with a Phase 3 clinical trial for our SMaRT Replacement Therapy. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Tax Loss Carryforwards

As of December 31, 2010, we have net operating loss carryforwards of approximately $30,150,000 to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $491,000 as of December 31,2010 to offset future federal and state income taxes. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 Private Placement transaction with the KFLP. As a result, our historical loss carryforwards through June 2009 will be limited to $172,000 per year over the next 20 years, or limited to an aggregate amount of up to $3,440,000 of such historical loss carryforwards over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after the June 2009 Private Placement transaction are expected to add to our loss carryforwards and to be fully available to us.

At December 31, 2010, we recorded a 100% valuation allowance against our deferred tax assets of approximately $11,769,000, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During 2010 and as set forth in Item 9A Controls and Procedures in our Form 10-K, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the first quarter to remediate material weaknesses in the internal control over financial reporting. However, based on the continued existence of material weaknesses, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended March 31, 2011, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on March 31, 2011 Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses that have not yet been satisfactorily remediated are: (1) limited documentation of our system of internal control, (2) insufficient personnel to employ segregation of duties and (3) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and related documentation. These deficiencies and weaknesses were largely attributable to a lack of available financial resources.

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes progress is being made as we continue the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts. During the first quarter of 2011, the consulting firm completed an audit of the company’s third and fourth quarter controls and reported that of 57 reporting controls and 3 IT application controls tested only 3 deficiencies were noted. Management is currently working with the outside consulting firm to remediate these deficiencies. Management will continue to test the company’s business cycles and controls during 2011 to ensure adherence to policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our resources and available liquidity permit. Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to, and reinforced with, our employees.

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

Changes in Internal Controls Over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our Principal Executive Officer (PEO) and Chief Financial Officer (CFO), has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our PEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The specific risk factors set forth below were included in our Form 10-K Risk Factors and have been updated to provide information as of March 31, 2011. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Risks Related to Our Business

We require additional financing to operate beyond July 2011, as well as complete the development of and to commercialize our SMaRT Replacement Therapy and MU1140-S product candidates and we do not know if additional financing will be available to us when and if needed, or, if available, on terms that we find acceptable, particularly given the current and potential future strain in the financial and credit markets.

We do not have sufficient capital to sustain our operations beyond July 2011. Our operations have required substantial capital funding since inception and we expect to continue to need substantial amounts to develop and commercialize our SMaRT Replacement Therapy and MU1140-S product candidates. We require additional funding and may be unable to raise capital on attractive terms, which would force us to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Changing circumstances may cause us to use capital significantly faster than we currently anticipate, and we may incur higher expenses than currently expected because of circumstances beyond our control. If we are not able to raise additional capital and we are not generating positive cash flow from our ProBiora3 products and are unable to commercialize our product candidates, we may be unable to pursue further development of our product candidates, be forced to divest our product candidates prior to maximizing their potential value, be unable to maintain the licenses for our SMaRT Replacement Therapy and MU1140-S product candidates, or be forced to significantly scale back or cease our operations.

Other than the availability of $1,000,000 we are able to borrow under our Credit Facility with the Koski Family Limited Partnership (KFLP), we have no other committed sources of capital and do not know whether additional financing will be available to us when and if needed, or, if available, that the terms will be acceptable to us, particularly if the financial and credit markets continue to be constrained.

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

Net losses have totaled $1,559,013 and $1,747,199 for the three months ended March 31, 2011 and 2010, respectively. We have experienced losses from operations during the last three years and have an accumulated deficit of $34,876,061 as of March 31, 2011 and $33,317,048 as of December 31, 2010. We have used cash in our operating activities of $1,172,612 and $1,914,484 for the three months ended March 31, 2011 and 2010, respectively. Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products and in connection with our abandoned public offering. We have a working capital deficit of $547,512 as of March 31, 2011 (a deficit of $936,293 when the current cash reserved for DPOLT research is excluded), $127,518 as of December 31, 2010 (a deficit of $603,175 when the current cash reserved for DPOLT research is excluded).

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

The Company previously announced that it had entered into an unsecured revolving credit agreement on July 30, 2010 (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”), the Company’s largest shareholder. Pursuant to the Credit Facility the Company was able to borrow up to $2.0 million from the KFLP at LIBOR plus 6.0%, subject to certain conditions precedent, including compliance with the Credit Facility. On January 24, 2011 the Company entered into a First Amendment to the Credit Facility (the “First Amendment”) to increase the available borrowing from $2,000,000 to $2,500,000 and simultaneously therewith the Company drew on the Credit Facility as amended by the First Amendment to borrow the additional $500,000 in available funds. On February 4, 2011, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. Under the Second Amendment, the due date of the amounts outstanding under the Credit Facility, as amended was extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. As a result of the Second Amendment, the Company increased its availability under the Credit Facility by an additional $2,500,000. The Credit Facility, as amended, is limited to $500,000 draws per month. The Company also previously announced that it had drawn down on the Credit Facility in March 2011 and April 2011 each in the amount of $500,000.

On May 5, 2011, Company again drew down on the existing Credit Facility, in the amount of $500,000 and executed a Revolving Unsecured Promissory Note (the “May 2011 Promissory Note”) for such amount in favor of the KFLP. The Promissory Note matures on July 30, 2012. A copy of the May 2011, Promissory Note is filed herewith as Exhibit 10.10 and is incorporated herein by reference.

With the May 2011 Promissory Note borrowing the Company currently has an aggregate of $4,000,000 outstanding and owed under the Credit Facility, as amended, and $1,000,000 of remaining availability.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10 day of May, 2011.

ORAGENICS, INC.

BY:	/s/ Brian J. Bohunicky
Brian Bohunicky, Chief Financial Officer, Principal Accounting Officer and Principal Executive Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.1	Common Stock Purchase Agreement	8-K	001-32188	10.1	7/7/10

10.2	Revolving Credit Agreement	8-K	001-32188	10.2	8/2/10

10.3	Revolving Unsecured Promissory Note (September)	8-K	001-32188	10.2	9/16/10

10.4	Revolving Unsecured Promissory Note (November)	10-Q	001-32188	10.2	11/12/10

10.5	First Amendment to the Revolving Credit Agreement	8-K	001-32188	10.2	1/28/11

10.6	Revolving Unsecured Promissory Note (January)	8-K	001-32188	10.3	1/28/11

10.7	2nd Amendment to the Revolving Credit Agreement	8-K	001-32188	10.1	2/8/11

10.8	Revolving Unsecured Promissory Note (March)	8-K	001-32188	10.1	3/15/11

10.9	Revolving Unsecured Promissory Note (April)	8-K	001-32188	10.1	4/11/11

10.10	Revolving Unsecured Promissory Note (May)					X

10.11	Promissory note to Premium Assignment Corporation, dated March 10, 2011					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X