Form 10-Q
period 2011-06-30
ORAGENICS INC
filed 2011-08-05
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

813-286-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 31, 2011, there were 5,683,076 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$0	132,103
Restricted cash	440,759	475,657
Accounts receivable, net	55,085	122,972
Income tax receivable	0	362,218
Inventory, net	500,564	266,628
Prepaid expenses and other current assets	122,642	139,883

Total current assets	1,119,050	1,499,461

Property and equipment, net	188,074	228,202

Total assets	$1,307,124	1,727,663

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,611,284	1,514,885
Short term notes payable	65,626	98,906
Deferred revenue	115,594	13,188

Total current liabilities	1,792,504	1,626,979

Convertible revolving note payable to shareholder	4,500,000	2,000,000

Total liabilities	6,292,504	3,626,979

Shareholders’ deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $0.001 par value; 15,000,000 shares authorized; 5,683,076 and 5,663,076 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,683	5,663
Additional paid-in capital	32,258,241	31,412,069
Accumulated deficit	(37,249,304)	(33,317,048)

Total shareholders’ deficit	(4,985,380)	(1,899,316)

Total liabilities and shareholders’ deficit	$1,307,124	1,727,663

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net	$347,569	$304,696	$697,506	$646,179

Cost of sales	328,817	127,420	423,794	326,321

Gross profit	18,752	177,276	273,712	319,858

Operating expenses:
Research and development	631,363	465,472	1,044,264	909,838
Selling, general and administrative	1,691,763	1,720,995	3,049,209	3,167,626

Total operating expenses	2,323,126	2,186,467	4,093,473	4,077,464

Loss from operations	(2,304,374)	(2,009,191)	(3,819,761)	(3,757,606)

Other income (expense):
Interest income	200	646	377	2,535
Interest expense	(67,679)	(885)	(111,460)	(885)
Local business tax	(1,390)	(792)	(1,412)	(1,465)

Total other income (expense), net	(68,869)	(1,031)	(112,495)	185

Loss before income taxes	(2,373,243)	(2,010,222)	(3,932,256)	(3,757,421)

Net loss	$(2,373,243)	$(2,010,222)	$(3,932,256)	$(3,757,421)

Basic and diluted net loss per share	$(0.42)	$(0.37)	$(0.69)	$(0.70)

Shares used to compute basic and diluted net loss per share	5,683,076	5,407,557	5,675,342	5,398,942

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net loss	$(3,932,256)	$(3,757,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,128	23,178
Stock-based compensation expense	846,192	461,071
Non-cash services paid in common stock	0	75,000
Changes in operating assets and liabilities:
Accounts receivable, net	67,887	(10,727)
Income tax receivable	362,218	0
Inventory, net	(233,936)	(284,362)
Prepaid expenses and other current assets	66,229	10,910
Accounts payable and accrued expenses	96,399	200,525
Deferred revenue	102,406	496

Net cash used in operating activities	(2,584,733)	(3,281,330)

Cash flows from investing activities:
Purchase of property and equipment, net	0	(6,198)

Net cash used in investing activities	0	(6,198)

Cash flows from financing activities:
Borrowings under short term notes payable	0	50,637
Borrowings under convertible revolving note payable to shareholder	2,500,000	1,000,000
Payments on short term notes payable	(82,268)	(55,267)
Net proceeds from issuance of common stock	0	500,000
Restricted cash released from common stock proceeds	34,898	1,707,318

Net cash provided by financing activities	2,452,630	3,202,688

Net decrease in cash and cash equivalents	(132,103)	(84,840)

Cash and cash equivalents at beginning of the period	132,103	301,592

Cash and cash equivalents at end of the period	$0	$216,752

Supplemental disclosure of cash flow information
Interest paid	$2,950	$18,377

Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$48,988	$0

Par value of restricted stock granted as stock compensation	$20	$0

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2011 and December 31, 2010 (audited) and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The Company expects to incur substantial expenditures to further develop each of its technologies and that it believes its working capital, together with access to the recently amended Credit Facility with the Koski Family Limited Partnership will be sufficient to meet the business objectives as presently structured through December 2011. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02 A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring for the purpose of measuring the impairment of old receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are considered newly impaired under Accounting Standards Codification (“ASC”) Section 310-10-35 for which impairment was previously measured under ASC Subtopic 450-20, Contingencies – Loss Contingencies. The ASU is effective for the Company with the reporting period beginning July 1, 2011. The adoption of this ASU is not expected to have an impact on the Company’s financial statements or disclosures.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for the Company with the reporting period beginning January 1, 2012. The adoption of this ASU is not expected to have an impact on the Company’s financial statements or disclosures.

No other new accounting pronouncements issued or effective during 2011 have had or are expected to have an impact on the Company’s financial statements

Revenue Recognition

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

Reverse Stock Split

On September 24, 2010, the Company effected a 1-for-20 reverse stock split of all of our authorized, issued and outstanding shares of common stock (the “Reverse Stock Split”) by filing Articles of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of Florida. The par value of our common stock remained unchanged. The number of shares and per share amounts included in the financial statements and the accompanying notes for the three and six months ended June 30, 2010 have been retroactively adjusted to reflect the Reverse Stock Split. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are stock based compensation, valuation of warrants, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying values due to their short-term nature. Convertible notes payable to shareholder are at prevailing interest rates.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return on four mass retail and distributor customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $30,035 and $0 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of June 30, 2011 and December 31, 2010, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, includes material, labor and overhead and is determined on a first-in, first-out basis. On a quarterly basis, management analyzes the inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was $167,614 and $255,814 as of June 30, 2011 and December 31, 2010, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one of its remaining mass retail customers. The Company has inventory on consignment located at the retailers’ stores and warehouses of $53,409 and $64,999 that has been fully reserved against as of June 30, 2011 and December 31, 2010, respectively as a result of our intent to withdraw from the mass retail market. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue for the sale in the accounting period in which it occurred. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

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

3.	Supplier Concentrations

The Company is dependent on three key suppliers to provide probiotics, blending and packaging of it’s EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products. The majority of cost of sales is from these key suppliers. As of June 30, 2011 and December 31, 2010, our accounts payable and accrued expenses for these suppliers totaled $241,958 and $107,980, respectively.

4.	Stock Options

On March 11, 2011, the Company issued 20,000 stock options to Mr. Brian Bohunicky, our Chief Financial Officer under the Company’s Amended and Restated 2002 Stock Option and Incentive Plan, as amended (the “Plan”). These options vest equally over a three year period from the date of grant and are exercisable at $3.60 per share, the close market price of the Company’s common stock on the date of grant.

On May 25, 2011, the Company issued 125,800 stock options to Dr. John Bonfiglio, our Chief Executive Officer under the Plan. These options are exercisable at $4.76 per share, the closing market price of the Company’s common stock on the date of the grant. Of the options granted 78,625 vest immediately and are exercisable over ten years. The remaining 47,175 options vest at an even amount over the next three years on the anniversary date of grant.

On May 13, 2011 the Board of Directors and Compensation Committee awarded 50,000 stock options to each of the independent members of the Board of Directors: Mr. Charles Pope, Dr. Alan Dunton and Dr. Fred Telling. Of the options granted 75,000 vested immediately and the remaining 75,000 vest on the anniversary date of grant and are exercisable at $5.00 per share, the closing market price of the Company’s common stock on the date of the grant.

From January 1, 2011 to the date of this filing 125,925 stock options previously granted have vested and 104,038 have been forfeited. Stock option compensation expense of $700,263 and $816,270 was recorded for the three and six months ended June 30, 2011 compared to $266,863 and $461,071 for the three and six months ended June 30, 2010, respectively, and is a non-cash expense. This amount is included in research and development and selling, general and administrative expenses in the accompanying statements of operations.

5.	Restricted Common

On March 11, 2011, our Board of Directors and Compensation Committee awarded 10,000 shares of restricted common (non-vested shares) stock to each of Mr. Brian Bohunicky, our Chief Financial Officer and to Mr. Robert Koski, our director at a grant date fair value of $3.60 per share. The shares were awarded under the Company’s Plan. Half of the awarded shares vest in six (6) months and the other half on the anniversary date of the award. Stock compensation expense of $27,000 and $29,922 was recorded for the three and six months ended June 30, 2011, respectively and is a non-cash expense. This amount is included in selling, general and administrative expenses in the accompanying statement of operations. At June 30, 2011, 20,000 shares of restricted common stock are non-vested. At June 30, 2011, there was $42,078 of total unrecognized compensation expense related to non-vested restricted common stock that is expected to be recognized over a period of one year.

6.	Short Term Notes Payable

On July 9, 2010, the Company entered into a non-interest bearing short-term note payable for $22,188 to finance a portion of our new enterprise resource planning system. Quarterly payments on this note began July 9, 2010 and the final payment was made on April 1, 2011.

On July 20, 2010, the Company entered into a short-term note payable for $63,835 with an interest rate of 5.75% to finance directors and officers’ liability insurance. Payments on this note began on August 24, 2010 and were made evenly based upon a straight line amortization over ten-month period and the final payment was made on May 25, 2011.

On July 31, 2010, the Company entered into a short-term note payable for $85,185 bearing interest at 7.5% to finance a portion of the new enterprise resource planning system. Principal and interest payments on this note began August 31, 2010 and are made evenly based on a straight line amortization over a 17-month period with the final payment due on December 31, 2011. At June 30, 2011 and December 31, 2010, the balance due was $31,101 and $61,060, respectively.

On March 10, 2011, the Company entered into a short-tem note payable for $48,988 bearing interest at 5.48% to finance a portion of the product liability insurance. Principal and interest payments on this note began April 10, 2011 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2012. At June 30, 2011, the balance due was $34,525.

7.	Convertible Revolving Note Payable to Shareholder

On June 29, 2011, the Company entered into a Third Amendment (the “Third Amendment”) to its unsecured convertible revolving credit facility agreement with the Koski Family Limited Partnership (the “KFLP”) (the “Credit Facility”). As a result of the Third Amendment, the Company increased its availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same including the interest rate at LIBOR plus 6.0% and the automatic conversion of any amounts borrowed and outstanding under the Credit Facility into Company securities that may be issued by the Company in subsequent securities offerings. Any automatic conversion of amounts outstanding under the Credit Facility would be on the same terms of any such offering. In addition, the Amendment provides the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to the Company and thereby have a note issued to the KFLP. The KFLP can exercise its put right to the extent it desires to fully participate, through the automatic conversion provision, in any subsequent offering by the Company.

8.	Outstanding Warrants and Stock Options

As of the date of this filing there are approximately 306,388 warrants outstanding and there are approximately 576,598 outstanding stock options that have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 882,985. If all warrants and stock options were exercised, the total number of outstanding shares would be 6,566,062.

9.	Subsequent Events

On July 8, 2011, the Company borrowed an additional $500,000 under the Credit Facility, as amended and executed a revolving unsecured promissory note (the “July 2011 Promissory Note”) in such amount in favor of the KFLP. The July 2011 Promissory Note matures on July 30, 2012 (see Note 7).

On July 12, 2011, the Company entered into a short-tem note payable for $77,751 bearing interest at 4.75% to finance a portion of the directors and officers’ liability insurance. Principal and interest payments on this note begin August 24, 2011 and are made evenly based on a straight line amortization over a 11-month period with the final payment due on June 24, 2012.

On August 1, 2011, the Company borrowed an additional $1,000,000 under the Credit Facility, as amended and executed a revolving unsecured promissory note (the “August 2011 Promissory Note”) in such amount in favor of the KFLP. The August 2011 Promissory Note matures on July 30, 2012 (see Note 7).

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

Overview

We are a probiotic nutraceutical company focused on the development of oral health products for humans and pets. Within oral health, we are developing our biopharmaceutical product candidate, SMaRT Replacement Therapy, and we are commercializing our oral probiotic blend, ProBiora3. We are also seeking to develop novel antibiotics, through our pharmaceutical product candidate, MU1140-S, and we intend to use our patented, novel organic chemistry platform to create additional antibiotics for therapeutic use.

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

While developing SMaRT Replacement Therapy, members of our scientific team discovered that the SMaRT bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. MU1140 has proven active preclinically against Gram positive bacteria responsible for a number of HAIs. We are in the process of scaling up production of our synthetic form of MU1140, or MU1140-S, and expect to commence preclinical testing and to file an Investigational New Drug, or IND, application with the FDA in 2012 as our capital resources permit. The key technology behind the production of MU1140-S is our Differentially Protected Orthogonal Lanthionine Technology platform, or DPOLT, which is a patented, novel organic chemistry platform that we believe will enable the first ever commercial scale, cost-effective production of any of the 50 known lantibiotics. We intend to use DPOLT to create a pipeline of lantibiotics for therapeutic use. Additionally, we are developing non-core technologies that originated from the discoveries of our scientific team, including LPT3-04, which is a weight loss product, and PCMAT, which is a biomarker discovery platform, both of which we believe could provide significant potential opportunities for us. We will commence a clinical trial study in third quarter of 2011 to determine the effectiveness of LPT3-04 weight loss product and expect to have results in the fourth quarter of 2011.

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through June 30, 2011, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $697,506 and $646,179 for the six months ended June 30, 2011 and 2010, respectively, and $1,308,910 for the year ended December 31, 2010.

We have never been profitable and, as of June 30, 2011, we had an accumulated deficit of $37,249,304. We incurred net losses of $3,932,256 and $3,757,421 for the six months ended June 30, 2011 and 2010, respectively, and $7,805,165 for the year ended December 31, 2010 and we currently do not have sufficient capital to fund our operations beyond December 2011. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to seek additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

Organization:

As previously disclosed, effective May 25, 2011, the Board of Directors approved the appointment of John N. Bonfiglio Ph.D. as our new President and Chief Executive Office. The Board of Directors also expanded the size of the Board to seven members and Dr. Bonfiglio was appointed to the newly created vacancy to serve as a member of the Board.

Sales & Marketing:

We have continued our efforts to broaden the distribution of our ProBiora3 products through the following business development activities:

Exhibitions:

•	Supply Side East: From May 2-4, 2011, we exhibited Probiora 3 to more that 3,000 global food and beverage, cosmetic and personal care, and dietary supplement executive from around the world.

•	American Academy of Cosmetic Dentistry Annual Conference: From May 18-21, 2011, we exhibited EvoraPro to more than 2,000 dental professionals from around the world.

Financing:

On June 29, 2011, the Company entered into a Third Amendment (the “Third Amendment”) to its unsecured convertible revolving credit facility agreement with the Koski Family Limited Partnership (the “KFLP”) (the “Credit Facility”). As a result of the Third Amendment, the Company increased its availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same.

During the quarter we drew down $500,000 each month on the Credit Facility. In addition, we drew down $500,000 in July and $1,000,000 in August and with these borrowings included , we have an aggregate of $6,000,000 outstanding and owed under the Credit Facility, as amended and $1,000,000 of remaining availability. We expect to continue to need to draw down on the Credit Facility while we seek to raise additional capital.

Research & Development:

On April 21, 2011, we announced that the U.S. Patent and Trademark Office issued a patent notification (number 7931892) for ProBiora3® our proprietary blend of naturally occurring oral bacteria strain to produce a range of oral care benefits. The U.S. Patent and Trademark Office issued the patent on April 26, 2011.

We completed the Institution phase and six week follow-up for two pairs of subjects in our second phase 1 SMaRT Replacement Therapy clinical trial. We expect our clinical trial testing to continue once we enroll the required number of additional pairs of subjects in the Institutional phase. We expect to conclude our second phase 1 clinical trial in the second half of 2011.

We have moved forward with our efforts to begin a clinical trial study of our weight loss product (LPT3-04). We have developed and ordered the weight loss food products in the second quarter of 2011 to be used in a blinded placebo-controlled study to begin in the third quarter of 2011. We have submitted a patent application for the use of LPT3-04 for weight regulation with the United States Patent and Trademark Office, or U.S. PTO. LPT3-04 is a naturally occurring compound, which is normally consumed in the human diet in small amounts. In the course of our SMaRT Replacement Therapy research, we discovered that consumption of significantly larger amounts of LPT3-04 resulted in dose-dependent weight loss in experimental animal models. The mechanism of action appears to be induction of apoptosis, or programmed cell death, specifically in white fat cells. LPT3-04 consumption in the required amounts has been shown to be safe in humans. Anecdotally, weight loss has been observed in human volunteers. Due to the natural sweetness of LPT3-04 and the relatively large amounts of it that need to be consumed on a daily basis to achieve the desired weight loss effect, current product development efforts are focused on incorporating the compound into bars, shakes, and other food products.

We are impacted by various trends and uncertainties, including the uncertainty associated with the availability of sufficient capital resources to execute our plans and conduct our operations. During the first quarter we changed our mass retail strategy because our available capital resources currently limit our ability to engage in significant advertising and marketing campaigns. Following our previously announced withdrawal from Rite Aid and GNC, we have notified our remaining mass retail customers of our intent to withdraw from their stores over the next several months and have agreed on various transition plans with each customer. Our current sales strategy is focused on growth through direct-to-consumer, professional offices, private label, international distribution and licensing channels. We continue to seek to enter into agreements that provide us with increased access into these channels. We believe that such efforts will lead to improved sales growth throughout the balance of the year. Our recently announced ProBiora3 patent provides immediate opportunities in global private label and licensing opportunities in major product categories such as food and beverage, health and wellness, pet care and nutrition. Product suppliers in these categories, ranging from those with well established brands to newer market entrants, will be able to achieve newfound product differentiation with ProBiora3, as its beneficial characteristics provide a meaningful value added benefit to consumers.

Package and Delivery Transition

We are continually attentive to the needs of the market and ultimate consumers regarding the use of our ProBiora3 products and as such continue to seek ways to revise and improve on our product delivery mechanisms. For example, we have changed from a blister pack of 60 tablets to a bottled container of 30 tablets to be taken once daily (as opposed to twice daily) for our consumer EvoraPlus, EvoraKids and EvoraPro products based on our understanding of customer preferences. We have added a 30 day container supply of our EvoraPet product to our current 60 day container supply. We are continuing to implement these improvements and expect the changes in delivery mechanisms or packaging to result in increased expenses in future periods while the change is being implemented. At the same time, we believe these improvements will result in lowering our product costs and provide the potential for increased sales in future periods. As of June 30, 2011, we have reserves for inventory in the amount of $167,614 and sales returns in the amount of $201,957 to replace our existing inventory and customer held inventory as a result of this change.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues have included sales of our ProBiora3 products. Sales of our ProBiora3 products were $595,317 and $521,115 for the six months ended June 30, 2011 and 2010, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to increase in the future. However, our success will depend on a number of factors, including our marketing efforts related to our ProBiora3 products.

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

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals. We tracked development expenses and personnel expense on a project-by-project basis and have allocated common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to each program. We expense research and development costs as incurred.

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

We expect our research and development expenses to increase in the future as we continue the advancement of our clinical trials and preclinical product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in ultimately being able to generate product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product development candidates are not expected to be commercially available before the end of 2011.

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

Other Income (Expense)

Other income (expense) includes local business taxes as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our convertible revolving note payable to shareholder and short term notes payable.

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

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

Net Revenues. We generated net revenues of $347,569 for the three months ended June 30, 2011 compared to $304,696 for the three months ended June 30, 2010. Our ProBiora3 revenues increased from Q2 2010 due to increased international Teddy’s Pride sales but were partially off-set by decreased grant revenues of $31,833 attributable to an NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary Differentially Protected Orthogonal Lanthionine Technology “DPOLT”.

Cost of Goods Sold. Cost of goods sold increased by $201,397 to $328,817 for the three months ended June 30, 2011 compared to $127,420 for the three months ended June 30, 2010. This increase was primarily attributable to increased scrap expense of $167,617 as a result of product transition costs compared to the three months ended June 30, 2010, respectively and increased sales of our ProBiora3 products.

Research and Development. Research and development expenses were $631,363 for the three months ended June 30, 2011 compared to $465,472 for the three months ended June 30, 2010, an increase of $165,891 or 36%. This increase in research and development expenses was primarily due to increased clinical trial costs of $205,780 associated with the commencement of our second phase 1 clinical trial for our SMaRT Replacement Therapy and for expenses associated with our potential weight loss product (LPT3-04) clinical trials. This amount was off-set by a reduction in consulting fees.

Selling, General and Administrative. Selling, general and administrative expenses were $1,691,763 for the three months ended June 30, 2011 compared to $1,720,995 for the three months ended June 30, 2010; a decrease of $29,232 or 2%. This decrease was due to reduced consulting fees of $128,240 as a result of cost cutting actions taken in the latter half in 2010, advertising and marketing expense savings of $337,069 due to the withdrawal from the mass retail channel in the first quarter of 2011, and accounting and professional support service fee savings of $126,252. These general and administrative expense savings were partially off-set by increased independent Board of Director costs of $359,090 as a result of stock option grants, increased employee stock option expense of $161,875 and increased recruiting fees of $42,853.

Other Income (Expense). Other income and expense was $68,869 of other expense for the three months ended June 30, 2011 compared to $1,031 of other expense for the three months ended June 30, 2010, an increase of expenses of $67,838. The increase was primarily attributable to an increase in interest expense of $66,794.

For the Six Months Ended June 30, 2011 and 2010

Net Revenues. We generated net revenues of $697,506 for the six months ended June 30, 2011 compared to $646,179 for the six months ended June 30, 2010. Our ProBiora3 revenues increased by $162,991 from 2010 but were off-set primarily by increased returns and allowances of $88,789 due to reserves against mass retail sales and decreases in grant revenue of $22,875 attributable to an NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary DPOLT.

Cost of Goods Sold. Cost of goods sold increased by $97,473 to $423,794 for the six months ended June 30, 2011 compared to $326,321 for the six months ended June 30, 2010. This increase was primarily attributable to increased sales of our ProBiora3 products and increased scrap expense. Cost of goods sold for the six months ended June 30, 2011 includes the production and manufacturing costs of our ProBiora3 products sold of $191,722, shipping and processing expenses of $79,927, and scrap expense related to product transition costs of $152,144.

Research and Development. Research and development expenses were $1,044,164 for the six months ended June 30, 2011 compared to $909,838 for the six months ended June 30, 2010, an increase of $134,426, or 15%. This increase in research and development expenses was primarily due to increased clinical trial costs as a result of the commencement of our second phase 1 clinical trial for our SMaRT Replacement Therapy and expenses for our weight loss product (LPT3-04) clinical trials.

Selling, General and Administrative. Selling, general and administrative expenses were $3,049,209 for the six months ended June 30, 2011 compared to $3,167,626 for the six months ended June 30, 2010 representing a decrease of $118,417 or 4%. This decrease was due to reduced consulting fees of $334,189 as a result of cost cutting actions taken in the latter half in 2010, advertising and marketing expense savings of $407,315 due to the withdrawal from the mass retail channel in the first quarter of 2011, and accounting and professional support service fee savings of $72,352. These general and administrative expense savings were partially off-set by increased salary and fringe costs of $69,911 as a result of additional staff, increased independent Board of Director compensation of $415,969 as a result of stock option grants, recruiting fees of $42,853 and increased depreciation expense of $30,949.

Other Income (Expense). Other income and expense was $112,495 of other expense for the six months ended June 30, 2011 compared to $185 of other income for the six months ended June 30, 2010, an increase of expenses of $112,680. The increase was primarily attributable to an increase in interest expense of $110,575 and a decrease in interest income of $2,158.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the six months ended June 30, 2011 and 2010, our operating activities used cash of $2,584,733 and $3,281,330, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital deficit of $673,454 and $127,518 at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, our investing activities used cash of $0 and $6,198, respectively. The cash used in connection with investing activities related to purchases of equipment.

During the six months ended June 30, 2011 and 2010, our financing activities provided cash of $2,452,630 and $3,202,688, respectively. The cash provided by financing activities in the six months ended June 30, 2011 was primarily due to the release of restrictions on cash and borrowings under a convertible revolving note payable from a shareholder, partially offset by reductions in short term notes payable. The cash provided by financing activities in the six months ended June 30, 2010 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder and short term notes payable, and proceeds from issuance of common stock, partially offset by reductions in short term notes payable.

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

On each of March 15, 2011, April 5, 2011, May 5,2011, June 3, 2011, and July 8, 2011 we borrowed an additional $500,000 under the Credit Facility, as amended and executed a revolving unsecured promissory notes in such amounts that each mature on July 30, 2012.

On June 29, 2011, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Facility. As a result of the Third Amendment, the Company increased its availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same. On August 1, 2011, we borrowed $1,000,000 under the Credit Facility and entered into a promissory note. With these borrowings included, we have an aggregate of $6,000,000 outstanding and owed under the Credit Facility, as amended and remaining availability of $1,000,000.

Other Financings

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

On July 31, 2010, the Company entered into a short-term note payable for $85,185 bearing interest at 7.5% to finance a portion of the new enterprise resource planning system. Principal and interest payments on this note began August 31, 2010 and are made evenly based on a straight line amortization over a 17-month period with the final payment due on December 31, 2011. At June 30, 2011 and December 31, 2010, the balance due was $31,101 and $61,060, respectively.

On March 10, 2011, we entered into a short-term notes payable for $48,988 bearing interest at 5.48% to finance product liability insurance. Payments on this note are made evenly based on a straight line amortization over a ten-month period with the final payment due on January 10, 2012.

Tax Credit

On November 1, 2010, we received notification that we were awarded federal grant funding for three of our therapeutic development programs under the Qualifying Therapeutic Discovery Project. The Qualifying Therapeutic Discovery Project, was recently enacted by Congress as part of the Patient Protection and Affordable Care Act of 2010, which was designed to provide grants or tax credits to qualified biotechnology companies that demonstrate the potential to either 1) develop new therapies to treat areas of unmet medical needs; 2) prevent, detect or treat chronic or acute diseases and conditions; 3) reduce long-term health care costs in United States; or 4) significantly advance the goal of curing cancer within the 30 year period beginning on May 21, 2010. We applied for funding on three of its programs: Prevention of Tooth Decay using Smart Replacement Therapy, Novel Antibiotics for the Treatment of Healthcare Associated Infections and Rapid and Sensitive Identification of Novel Diagnostic Biomarkers for Cancer and Infectious Diseases. We received a non-taxable cash grant award totaling $733,437 under the program. A payment of $371,219 was made to us in November 2010 and remaining grant award amount of $362,218 was received in February 2011.

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

In addition, the report of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2010 appearing in our Annual Report on Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support prior to December 31, 2011 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital we will need to significantly modify our operational plans for us to continue as a going concern.

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents together with the borrowings under our Credit Facility, as amended and grant funds will allow us to fund our operating plan through December 2011. We will need to raise capital through the additional sale of equity or debt securities. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also require additional capital beyond our currently forecasted amounts, such as, for example, if we determine to proceed independently with a Phase 3 clinical trial for our SMaRT Replacement Therapy. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2011.

New Accounting Pronouncements

In April 2011, the FASB issued new guidance for the purpose of measuring the impairment old receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowances for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under ASC Section 310-10-35 for which impairment was previously measured under ASC Subtopic 450-20, Contingencies – Loss Contingencies. The guidance is effective for us for the interim period ending September 30, 2011. The adoption of this guidance is not expected to have an impact on our financial statements or disclosures.

In May 2011, the FASB issued new guidance that expands existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance is applied. The guidance is effective for us for the annual period ending December 31, 2011. The adoption of this guidance is not expected to have an impact on our financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

During 2010 and as set forth in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the first half of 2011 to remediate material weaknesses in the internal control over financial reporting. However, based on the continued existence of material weaknesses, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended June 30, 2011, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses that have not yet been satisfactorily remediated are: (1) limited documentation of our system of internal control, (2) insufficient personnel to employ segregation of duties and (3) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements and related documentation. These deficiencies and weaknesses were largely attributable to a lack of available financial resources.

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes progress is being made as we continue the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts. During the first half of 2011, the consulting firm completed an analysis of the Company’s first and second quarter controls and reported that of 68 reporting controls tested there were no deficiencies identified. Management will continue to test the company’s business cycles and controls during 2011 to ensure adherence to policies, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our resources and available liquidity permit. Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to, and reinforced with, our employees.

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

Changes in Internal Controls Over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The specific risk factors set forth below were included in our Form 10-K Risk Factors and have been updated to provide information as of June 30, 2011. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Risks Related to Our Business

We require additional financing to operate beyond December 2011, as well as complete the development of and to commercialize our SMaRT Replacement Therapy and MU1140-S product candidates and we do not know if additional financing will be available to us when and if needed, or, if available, on terms that we find acceptable, particularly given the current and potential future strain in the financial and credit markets.

We do not have sufficient capital to sustain our operations beyond December 2011. Our operations have required substantial capital funding since inception and we expect to continue to need substantial amounts to develop and commercialize our SMaRT Replacement Therapy and MU1140-S product candidates. We require additional funding and may be unable to raise capital on attractive terms, which would force us to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Changing circumstances may cause us to use capital significantly faster than we currently anticipate, and we may incur higher expenses than currently expected because of circumstances beyond our control. If we are not able to raise additional capital and we are not generating positive cash flow from our ProBiora3 products and are unable to commercialize our product candidates, we may be unable to pursue further development of our product candidates, be forced to divest our product candidates prior to maximizing their potential value, be unable to maintain the licenses for our SMaRT Replacement Therapy and MU1140-S product candidates, or be forced to significantly scale back or cease our operations.

Other than the availability of $1,000,000, we are able to borrow under our Credit Facility with the Koski Family Limited Partnership, we have no other committed sources of capital and do not know whether additional financing will be available to us when and if needed, or, if available, that the terms will be acceptable to us, particularly if the financial and credit markets continue to be constrained.

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

Net losses have totaled $3,932,256 and $3,757,421 for the six months ended June 30, 2011 and 2010, respectively. We have experienced losses from operations during the last three years and have an accumulated deficit of $37,249,304 as of June 30, 2011 and $33,317,048 as of December 31, 2010. We have used cash in our operating activities of $2,584,733 and $3,281,330 for the six months ended June 30, 2011 and 2010, respectively. Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products and in connection with our abandoned public offering. We have a working capital deficit of $673,454 as of June 30, 2011 (a deficit of $1,114,213 when the current cash reserved for DPOLT research is excluded) and $127,518 as of December 31, 2010 (a deficit of $603,175 when the current cash reserved for DPOLT research is excluded).

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

The Company previously announced that it had entered into an unsecured revolving credit agreement on July 30, 2010 (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”), the Company’s largest shareholder. Pursuant to the Credit Facility the Company was able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%, subject to certain conditions precedent, including compliance with the Credit Facility. On January 24, 2011 the Company entered into a First Amendment to the Credit Facility (the “First Amendment”) to increase the available borrowing from $2,000,000 to $2,500,000 and simultaneously therewith the Company drew on the Credit Facility as amended by the First Amendment to borrow the additional $500,000 in available funds. On February 4, 2011, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. Under the Second Amendment, the due date of the amounts outstanding under the Credit Facility, as amended was extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. As a result of the Second Amendment, the Company increased its availability under the Credit Facility by an additional $2,500,000. The Credit Facility, as amended, is limited to $500,000 draws per month. The Company also previously announced that it had drawn down on the Credit Facility in March 2011, April 2011, May 2011 and June 2011, each in the amount of $500,000.

On June 29, 2011, the Company entered into a Third Amendment (the “Third Amendment”) to its unsecured convertible revolving credit facility agreement with the Koski Family Limited Partnership (the “KFLP”) (the “Credit Facility”). As a result of the Third Amendment, the Company increased its availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same.

On July 8, 2011, Company again drew down on the existing Credit Facility, in the amount of $500,000 and executed a Revolving Unsecured Promissory Note (the “July 2011 Promissory Note”) for such amount in favor of the KFLP. The Promissory Note matures on July 30, 2012.

On August 1, 2011, the Company drew down on the existing Credit Facility, in the amount of $1,000,000 as provided in the Third Amendment and executed a Revolving Unsecured Promissory Note (the “August 2011 Promissory Note”) for such amount in favor of the KFLP. The Promissory Note matures on July 30, 2012.

A copy of the August 2011, Promissory Note is filed herewith as Exhibit 10.16 and is incorporated herein by reference.

With the August 2011 Promissory Note borrowing the Company currently has an aggregate of $6,000,000 outstanding and owed under the Credit Facility, as amended, and $1,000,000 of remaining availability.

ITEM  6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2011.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Brian J. Bohunicky
Brian Bohunicky, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith
10.1	Common Stock Purchase Agreement	8-K	001-32188	10.1	7/7/10
10.2	Revolving Credit Agreement	8-K	001-32188	10.2	8/2/10
10.3	Revolving Unsecured Promissory Note (September)	8-K	001-32188	10.2	9/16/10
10.4	Revolving Unsecured Promissory Note (November)	10-Q	001-32188	10.2	11/12/10
10.5	First Amendment to the Revolving Credit Agreement	8-K	001-32188	10.2	1/28/11
10.6	Revolving Unsecured Promissory Note (January)	8-K	001-32188	10.3	1/28/11
10.7	2nd Amendment to the Revolving Credit Agreement	8-K	001-32188	10.1	2/8/11
10.8	Revolving Unsecured Promissory Note (March)	8-K	001-32188	10.1	3/15/11
10.9	Revolving Unsecured Promissory Note (April)	8-K	001-32188	10.1	4/11/11
10.10	Revolving Unsecured Promissory Note (May)	10-Q	001-32188	10.10	5/10/11
10.11	Revolving Unsecured Promissory Note (June)	8-K	001-32188	10.1	6/7/11
10.12	Third Amendment to the Revolving Credit Agreement	8-K	001-32188	10.1	6/30/11
10.13	Revolving Unsecured Promissory Note (July)	8-K	001-32188	10.1	7/12/11
10.14	Revolving Unsecured Promissory Note (August)					X
10.15	Promissory note to Premium Assignment Corporation, dated March 10, 2011	10-Q	001-32188	10.11	5/10/11
10.16	Executive Employment Agreement for Dr. John Bonfiglio	8-K	001-32188	10.1	5/26/11
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.