Form 10-Q
period 2011-09-30
ORAGENICS INC
filed 2011-11-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

813-286-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 31, 2011, there were 5,803,076 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	132,103
Restricted cash	382,923	475,657
Accounts receivables, net	44,330	122,972
Income tax receivable	—	362,218
Inventory, net	465,474	266,628
Prepaid expenses and other current assets	168,264	139,883

Total current assets	1,060,991	1,499,461

Property and equipment, net	168,058	228,202

Total assets	$1,229,049	1,727,663

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,543,889	1,514,885
Short term notes payable	104,310	98,906
Deferred revenue	161,385	13,188
Convertible revolving note payable to shareholder	6,000,000	—

Total current liabilities	7,809,584	1,626,979

Convertible revolving note payable to shareholder	—	2,000,000

Total liabilities	7,809,584	3,626,979

Shareholders’ equity deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,683,076 and
5,663,076 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,683	5,663
Additional paid-in capital	32,470,376	31,412,069
Accumulated deficit	(39,056,594)	(33,317,048)

Total shareholders’ deficit	(6,580,535)	(1,899,316)

Total liabilities and shareholders’ deficit	$1,229,049	1,727,663

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues, net	$350,351	$364,574	$1,047,857	$1,010,753

Cost of sales	134,411	147,257	558,205	473,578

Gross profit	215,940	217,317	489,652	537,175

Operating expenses:
Research and development	562,723	463,410	1,606,987	1,373,248
Selling, general and administrative	1,364,326	1,624,524	4,413,535	4,792,150

Total operating expenses	1,927,049	2,087,934	6,020,522	6,165,398

Loss from operations	(1,711,109)	(1,870,617)	(5,530,870)	(5,628,223)

Other income (expense):
Interest income	329	600	706	3,135
Interest expense	(96,722)	(4,107)	(208,182)	(4,992)
Local business tax	212	(1,104)	(1,200)	(2,570)

Total other income (expense), net	(96,181)	(4,611)	(208,676)	(4,427)

Loss before income taxes	(1,807,290)	(1,875,228)	(5,739,546)	(5,632,650)

Net loss	$(1,807,290)	$(1,875,228)	$(5,739,546)	$(5,632,650)

Basic and diluted net loss per share	$(0.32)	$(0.34)	$(1.01)	$(1.03)

Shares used to compute basic and diluted net loss per share	5,683,076	5,584,974	5,671,208	5,460,353

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,739,546)	$(5,632,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,144	27,697
Stock-based compensation expense	1,058,327	569,572
Non-cash services paid in common stock	—	99,000
Changes in operating assets and liabilities:
Accounts receivable, net	78,642	(49,029)
Income tax receivable	362,218	—
Inventory, net	(198,846)	(241,309)
Prepaid expenses and other current assets	98,358	(227,919)
Accounts payable and accrued expenses	29,004	812,685
Deferred revenue	148,197	(34,623)

Net cash used in operating activities	(4,103,502)	(4,676,576)

Cash flows from investing activities:
Purchase of property and equipment, net	—	(179,381)

Net cash used in investing activities	—	(179,381)

Cash flows from financing activities:
Borrowings under short term notes payable	—	216,298
Borrowings under note payable from shareholder	—	1,000,000
Borrowings under convertible revolving note payable to shareholder	4,000,000	1,000,000
Payments on short term notes payable	(121,335)	(92,542)
Net proceeds from issuance of common stock	—	1,500,000
Prepaid offering expenses	—	(459,030)
Restricted cash released from common stock proceeds	92,734	1,894,854

Net cash provided by financing activities	3,971,399	5,059,580

Net increase (decrease) in cash and cash equivalents	(132,103)	203,623
Cash and cash equivalents at beginning of the period	132,103	301,592

Cash and cash equivalents at end of the period	$—	$505,215

Supplemental disclosure of cash flow information
Interest paid	$4,296	$19,994

Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$126,739	$—

Par value of restricted stock granted as stock compensation	$20	$—

Common stock issued in exchange for cancellation of note payable to shareholder	$—	$1,000,000

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

On August 29, 2011 the Company held its Annual Meeting of Shareholders (the “Meeting”), at which time the shareholders authorized the amendment to the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) to increase the number of authorized common stock from 15,000,000 to 50,000,000 shares. Following the Meeting, the Amendment was filed with the Secretary of State of Florida on August 30, 2011 and became effective.

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The Company expects to incur substantial expenditures to further develop each of its technologies and believes its working capital, together with access to the amended Credit Facility with the Koski Family Limited Partnership, will be sufficient to meet the business objectives as presently structured through December 2011. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands Accounting Standards Codification (“ASC”) 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for the Company with the reporting period beginning January 1, 2012. The adoption of this ASU is not expected to have an impact on the Company’s financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation is not needed. The ASU is effective for the Company’s annual and interim goodwill impairment tests performed with the reporting period beginning January 1, 2012 with early adoption permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements or disclosures.

No other new accounting pronouncements issued or effective during 2011 have had or are expected to have an impact on the Company’s financial statements.

Revenue Recognition

The Company recognizes revenues from the sales of product when title and risk of loss pass to the customer, which is generally when the product is shipped. Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant. Grant revenues are deferred when reimbursable expenses have not been incurred.

The Company records allowances for discounts and product returns at the time of sale as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time. The Company maintains a return policy that allows its customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The Company’s estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history of product returns changes, the reserve will be adjusted. While the Company believes that the reserves that have been established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargeback’s to vary. Because the ProBiora3 products have only recently been introduced, the Company could experience different circumstances in the future and these differences could be material.

Reverse Stock Split

On September 24, 2010, the Company effected a 1-for-20 reverse stock split of all of our authorized, issued and outstanding shares of common stock (the “Reverse Stock Split”) by filing Articles of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of Florida. The par value of our common stock remained unchanged. The number of shares and per share amounts included in the financial statements and the accompanying notes for the three and nine months ended September 30, 2010 have been retroactively adjusted to reflect the Reverse Stock Split. Unless otherwise indicated, all references to number of shares, per share amounts and earnings per share information contained in this report give effect to the Reverse Stock Split.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying values due to their short-term nature. Convertible revolving notes payable to shareholder are at prevailing interest rates.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return on four mass retail and distributor customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $28,623 and $0 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of September 30, 2011 and December 31, 2010, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost includes material, labor and overhead and is determined on a first-in, first-out basis. On a quarterly basis, management analyzes the inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was $98,025 and $255,814 as of September 30, 2011 and December 31, 2010, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one of its remaining mass retail customers. The Company has inventory on consignment located at the retailers’ stores and warehouses of $21,157 and $64,999 as of September 30, 2011 and December 31, 2010, respectively, that has been fully reserved against as a result of our intent to withdraw from the mass retail market. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue for the sale in the accounting period in which it occurred. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

2.	Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Because the Company reported a net loss for all periods presented, shares associated with the convertible revolving note payable, stock options and warrants are not included because they are antidilutive. Basic and diluted net loss per share amounts are the same for the periods presented. Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

3.	Supplier Concentrations

The Company is dependent on three key suppliers to provide probiotics, blending and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products. The majority of cost of sales is from these key suppliers. These suppliers accounted for $47,986 and $107,980 of accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010, respectively.

4.	Stock Options and Warrants

On August 29, 2011 the Company held its Annual Meeting of Shareholders, at which time the shareholders approved an amendment to our Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance from 625,000 to 1,125,000.

From January 1, 2011 through the date of this filing, 128,425 stock options previously granted have vested and 107,788 have been forfeited. The Company recorded compensation expense related to stock option grants of $185,753 and $1,002,033 for the three and nine months ended September 30, 2011, respectively, compared to $108,501 and $569,572 for the three and nine months ended September 30, 2010, respectively. Compensation expense related to stock option grants is a non-cash expense and is included in research and development and selling, general and administrative expenses in the accompanying statements of operations.

As of the date of this filing, there are approximately 306,388 warrants outstanding and there are approximately 768,550 outstanding stock options that have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 1,074,938. If all warrants and stock options were exercised, the total number of outstanding shares would be 6,758,012.

5.	Restricted Common Stock

The Company recorded compensation expense of $26,382 and $56,304 for the three and nine months ended September 30, 2011, respectively related to prior restricted stock awards. Compensation expense related to restricted stock grants is a non-cash expense and is included in selling, general and administrative expenses in the accompanying statement of operations. At September 30, 2011, 10,000 shares of restricted common stock are non-vested. At September 30, 2011, there was $15,696 of total unrecognized compensation expense related to non-vested restricted common stock that is expected to be recognized over a period of six months.

6.	Short Term Notes Payable

On July 31, 2010, the Company entered into a short-term note payable for $85,185 bearing interest at 7.5% to finance a portion of the new enterprise resource planning system. Principal and interest payments on this note began August 31, 2010 and are made evenly based on a straight line amortization over a 17-month period with the final payment due on December 31, 2011. At September 30, 2011 and December 31, 2010, the balance due was $15,696 and $61,060, respectively.

On March 10, 2011, the Company entered into a short-term note payable for $48,988 bearing interest at 5.48% to finance a portion of the product liability insurance. Principal and interest payments on this note began April 10, 2011 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2012. At September 30, 2011, the balance due was $24,751.

On July 12, 2011, the Company entered into a short-term note payable for $77,751 bearing interest at 4.75% to finance a portion of the directors’ and officers’ liability insurance. Principal and interest payments on this note begin August 24, 2011 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2012. At September 30, 2011, the balance due was $63,863.

7.	Convertible Revolving Note Payable to Shareholder

On June 29, 2011, the Company entered into a Third Amendment (the “Third Amendment”) to its unsecured convertible revolving credit facility agreement with the Koski Family Limited Partnership (the “KFLP”) (the “Credit Facility”). As a result of the Third Amendment, the Company increased its availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same including the interest rate at LIBOR plus 6.0% and the automatic conversion of any amounts borrowed and outstanding under the Credit Facility into Company securities that may be issued by the Company in subsequent securities offerings. Any automatic conversion of amounts outstanding under the Credit Facility would be on the same terms of any such offering. In addition, the Third Amendment provides the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to the Company and thereby have a note issued to the KFLP. The KFLP can exercise its put right to the extent it desires to fully participate, through the automatic conversion provision, in any subsequent offering by the Company.

On July 8, 2011, the Company borrowed an additional $500,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note (the “July 2011 Promissory Note”) in such amount in favor of the KFLP. The July 2011 Promissory Note matures on July 30, 2012.

On August 1, 2011, the Company borrowed an additional $1,000,000 under the Credit Facility, as amended and executed a revolving unsecured promissory note (the “August 2011 Promissory Note”) in such amount in favor of the KFLP. The August 2011 Promissory Note matures on July 30, 2012.

8.	Subsequent Events

On October 5, 2011, the Company borrowed an additional $1,000,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note (the “October 2011 Promissory Note”) in such amount in favor of the KFLP. The October 2011 Promissory Note matures on July 30, 2012. With this borrowing included, we have an aggregate of $7,000,000 outstanding and owed under the Credit Facility, as amended, and no additional funds remain available to us under the Credit Facility at this time. See Note 7 for further information regarding the Credit Facility.

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

Overview

We are a nutraceutical company primarily focused on the development of oral health probiotic products for humans and pets. Within oral health, we are developing our biopharmaceutical product candidate, SMaRT Replacement Therapy, and we are commercializing our oral probiotic blend, ProBiora3. We are also seeking to develop novel antibiotics, through our pharmaceutical product candidate, MU1140-S, and we intend to use our patented, novel organic chemistry platform DPOLT to create additional antibiotics for therapeutic use.

Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. We commenced a second Phase 1 clinical trial for SMaRT Replacement Therapy which we expect to conclude in first half of 2012.

We have also developed and are commercializing a variety of products that contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels.

While developing SMaRT Replacement Therapy, members of our scientific team discovered that the SMaRT bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. MU1140 has proven active in preclinical studies against Gram positive bacteria responsible for a number of healthcare associated infections, or HAIs. We are in the process of scaling up production of our synthetic form of MU1140, or MU1140-S, and expect to commence preclinical testing of MU1140-S and to file an Investigational New Drug, or IND, application with the FDA in 2012 as our capital resources permit. The key technology behind the production of MU1140-S is our Differentially Protected Orthogonal Lanthionine Technology platform, or DPOLT, which is a patented, novel organic chemistry platform that we believe will enable the first ever commercial scale, cost-effective production of any of the 50 known lantibiotics. We intend to use DPOLT to create a pipeline of lantibiotics for therapeutic use. Additionally, we are developing non-core technologies that originated from the discoveries of our scientific team, including LPT3-04, which is a weight loss product, and PCMAT, which is a biomarker discovery platform, both of which we believe could provide significant potential opportunities for us. We commenced a clinical trial study during the third quarter of 2011 to determine the effectiveness of LPT3-04 weight loss product and expect to have results in the fourth quarter of 2011.

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our resources to the commercialization of our ProBiora3 products as well as to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through September 30, 2011, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $1,047,857 and $1,010,753 for the nine months ended September 30, 2011 and 2010, respectively.

We have never been profitable and, as of September 30, 2011, we had an accumulated deficit of $39,056,594. We incurred net losses of $5,739,546 and $5,632,650 for the nine months ended September 30, 2011 and 2010, respectively, and we currently do not have sufficient capital to fund our operations beyond December 2011. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to seek additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

Sales & Marketing:

We have continued our efforts to market our ProBiora3 products through the following business development activities:

Awards:

•

Frost & Sullivan: On October 4, 2011 it was announced that Oragenics, Inc. was honored by Frost & Sullivan, the leading global business research and consulting firm, with the 2011 North American Product Differentiation Excellence Award. Frost & Sullivan’s international research platform singled out Oragenics, Inc.’s oral care probiotic products for humans and companion pets.

Exhibitions:

•	RDH: From July 28-30, 2011, we exhibited EvoraPro to more that 1,800 dental professionals from around the world.

•	Super Zoo: From September 13-15, 2011, we exhibited EvoraPet to more 12,197 pet professionals from around the world.

•	Supply Side West: From October 12-13, 2011, we exhibited Probiora 3 to more than 9,700 global food and beverage, cosmetic and personal care, and dietary supplement executives from around the world.

Financing:

On June 29, 2011, we entered into a Third Amendment (the “Third Amendment”) to our unsecured convertible revolving credit facility agreement with the Koski Family Limited Partnership (the “KFLP”) (the “Credit Facility”). As a result of the Third Amendment, we increased our availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same.

We drew down $500,000 on the Credit Facility for each of the months between April 2011 and July 2011. In addition, we drew down $1,000,000 in each of August 2011 and October 2011 and with these borrowings included, we have an aggregate of $7,000,000 outstanding and owed under the Credit Facility, as amended, and no additional funds remain available to us under the Credit Facility at this time.

Research & Development:

On October 12, 2011, we announced that the U.S. Patent and Trademark Office issued patent number 8,034,571 for IVIAT, our platform technology for studying microbial pathogenesis. IVIAT identifies genes of a pathogenic organism that are differentially expressed during an actual human infection.

We completed the Institutional phase and six-week follow-up for two pairs of subjects in our second phase 1 SMaRT Replacement Therapy clinical trial. We expect our clinical trial testing to continue once we enroll the required number of additional pairs of subjects. We expect to conclude our second phase 1 clinical trial in the first half of 2012.

We commenced a blinded placebo-controlled clinical trial study of our weight loss product (LPT3-04). We formulated and ordered the LPT3-04 containing food products in the second quarter of 2011. We have submitted a patent application for the use of LPT3-04 for weight regulation with the United States Patent and Trademark Office, or US PTO. LPT3-04 is a naturally occurring compound, which is normally consumed in the human diet in small amounts. In the course of our SMaRT Replacement Therapy research, we discovered that consumption of significantly larger amounts of LPT3-04 resulted in dose-dependent weight loss in experimental animal models. The mechanism of action appears to be induction of apoptosis, or programmed cell death, specifically in white fat cells. LPT3-04 consumption in the required amounts has been shown to be safe in humans. Anecdotally, weight loss has been observed in human volunteers. Due to the natural sweetness of LPT3-04 and the relatively large amounts of it that need to be consumed on a daily basis to achieve the desired weight loss effect, product development efforts have been focused on incorporating the compound into bars, shakes, and other food products.

Organization:

On September 9, 2011, Mr. Gerry David, our Vice President of Marketing, tendered his resignation to be effective September 30, 2011 in order to pursue a leadership position with another public company.

On October 12, 2011, Dr. Jeffrey D. Hillman, our Chief Scientific Officer and director, entered into a Separation and Release Agreement (the “Separation Agreement”), which provides for Dr. Hillman’s retirement from full time service to us, effective October 31, 2011. In addition Dr. Hillman is expected to continue to be available to provide services us as a consultant pursuant to the terms of a consulting agreement (the “Consulting Agreement”) he entered into simultaneously with the Separation Agreement that takes effect immediately following the effective date of Dr. Hillman’s retirement.

On August 29, 2011 we held our Annual Meeting of Shareholders (the “Meeting”), at which time our shareholders authorized the amendment to our Amended and Restated Articles of Incorporation (the “Amendment”) to increase the number of authorized common stock from 15,000,000 to 50,000,000 shares. Following the Meeting, the Amendment was filed with the Secretary of State of Florida on August 30, 2011 and became effective.

At the Meeting, our shareholders also approved an amendment to our 2002 Stock Option and Incentive Plan to increase the number of shares authorized for issuance from 625,000 to 1,125,000.

We are impacted by various trends and uncertainties, including the uncertainty associated with the availability of sufficient capital resources to execute our plans and conduct our operations. During the first quarter we changed our mass retail strategy because our available capital resources limited our ability to engage in significant advertising and marketing campaigns. Following our previously announced withdrawal from Rite Aid and GNC, we have notified our remaining mass retail customers of our intent to withdraw from their stores over the next several months and have agreed on various transition plans with each customer. Our current sales strategy is focused on growth through direct-to-consumer, professional offices, private label, international distribution and licensing channels. We continue to seek to enter into agreements that provide us with increased access into these channels. We believe that such efforts will ultimately lead to improved sales growth. Our recently announced ProBiora3 patent provides immediate opportunities in global private label and licensing opportunities in major product categories such as food and beverage, health and wellness, pet care and nutrition. Product suppliers in these categories, ranging from those with well established brands to newer market entrants, will be able to achieve newfound product differentiation with ProBiora3, as its beneficial characteristics provide a meaningful value added benefit to consumers.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues have included sales of our ProBiora3 products. Sales of our ProBiora3 products were $899,164 and $848,181 for the nine months ended September 30, 2011 and 2010, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to increase in the future. However, our success will depend on a number of factors, including our ability to continue to engage in marketing efforts related to our ProBiora3 products.

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

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals. We tracked development expenses and personnel expense on a project-by-project basis and have allocated common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to each program. We expense research and development costs as incurred.

Our research and development expenses can be divided into (i) clinical research and (ii) preclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Subject to available capital, we plan to increase our research and development expenses for the foreseeable future as we seek to advance the development of our SMaRT Replacement Therapy and MU1140-S product candidates, and to further advance our earlier stage research and development projects, such as LPT3-04 and our potential weight loss product.

We expect our research and development expenses to increase in the future as we continue the advancement of our clinical trials and preclinical product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in ultimately being able to generate product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available before the end of 2011.

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

Income Taxes

As of December 31, 2010, we had federal and state net operating loss carryforwards and research and development tax credit carryforwards of approximately $30,150,000. Our net operating loss and research and development tax credit carryforwards will expire, if not used, by 2031. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards were limited. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

Net Revenues. We generated net revenues of $350,351 for the three months ended September 30, 2011 compared to $364,574 for the three months ended September 30, 2010. The decrease relates to a $23,219 reduction in our ProBiora3 revenues due to decreased mass retail sales as a result of our intent to withdraw from the mass retail market, partially off-set by increased grant revenues of $8,996 attributable to an NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary Differentially Protected Orthogonal Lanthionine Technology “DPOLT”.

Cost of Goods Sold. Cost of goods sold decreased by $12,846 to $134,411 for the three months ended September 30, 2011 compared to $147,257 for the three months ended September 30, 2010. This decrease was primarily attributable to decreased scrap expense of $25,899 which was primarily off-set by increased product manufacturing costs.

Research and Development. Research and development expenses were $562,723 for the three months ended September 30, 2011 compared to $463,410 for the three months ended September 30, 2010, resulting in an increase of $99,313 or 21%. This increase in research and development expenses was primarily due to increased clinical trial costs of $133,139 associated with the commencement of our potential weight loss product (LPT3-04) clinical trials. This amount was off-set by a reduction in consulting fees.

Selling, General and Administrative. Selling, general and administrative expenses were $1,364,326 for the three months ended September 30, 2011 compared to $1,624,524 for the three months ended September 30, 2010, resulting in a decrease of $260,198 or 16%. This decrease was due to reduced consulting fees of $137,683 as a result of cost cutting actions taken in the latter half in 2010, advertising and marketing expense savings of $205,580 due to the withdrawal from the mass retail channel in the first quarter of 2011, and accounting and professional support service fee savings of $52,502. These general and administrative expense savings were partially off-set by increased independent Board of Director costs of $101,939 as a result of stock option grants and, increased employee stock option expense of $23,246.

Other Income (Expense). Other income (expense) was $(96,181) for the three months ended September 30, 2011 compared to $(4,611) for the three months ended September 30, 2010, resulting in an increase of expenses of $91,570. The increase was primarily attributable to an increase in interest expense of $92,615 related to additional borrowings in the current period.

For the Nine Months Ended September 30, 2011 and 2010

Net Revenues. We generated net revenues of $1,047,857 for the nine months ended September 30, 2011 compared to $1,010,753 for the nine months ended September 30, 2010. The increase relates to an improvement in our ProBiora3 revenues of $50,983, which was partially off-set by a decrease in grant revenue of $13,879 attributable to an NSF SBIR Phase II grant for the small peptide antibiotic synthesis program using our proprietary DPOLT.

Cost of Goods Sold. Cost of goods sold increased by $84,627 to $558,205 for the nine months ended September 30, 2011 compared to $473,578 for the nine months ended September 30, 2010. This increase was primarily attributable to increased sales of our ProBiora3 products and increased scrap expense. Cost of goods sold for the nine months ended September 30, 2011 includes the production and manufacturing costs of our ProBiora3 products sold of $316,100, shipping and processing expenses of $114,961, and scrap expense related to product transition costs of $127,144.

Research and Development. Research and development expenses were $1,606,987 for the nine months ended September 30, 2011 compared to $1,373,248 for the nine months ended September 30, 2010, resulting in an increase of $233,739 or 17%. This increase in research and development expenses was primarily due to increased clinical trial costs as a result of the commencement of our second phase 1 clinical trial for our SMaRT Replacement Therapy and expenses for our weight loss product (LPT3-04) clinical trials.

Selling, General and Administrative. Selling, general and administrative expenses were $4,413,535 for the nine months ended September 30, 2011 compared to $4,792,150 for the nine months ended September 30, 2010, resulting in a decrease of $378,615 or 8%. This decrease was due to reduced consulting fees of $471,871 as a result of cost cutting actions taken in the latter half in 2010, advertising and marketing expense savings of $609,431 due to the withdrawal from the mass retail channel in the first quarter of 2011, and accounting and professional support service fee savings of $118,348. These general and administrative expense savings were partially off-set by increased salary and fringe costs of $35,439 as a result of additional staff, increased independent Board of Director compensation of $517,908 as a result of stock option grants, increased employee stock option expense of $129,648, increased recruiting and relocation fees of $66,749 and increased depreciation expense of $46,429.

Other Income (Expense). Other income (expense) was $(208,676) for the nine months ended September 30, 2011 compared to $(4,427) for the nine months ended September 30, 2010, resulting in an increase of expenses of $204,249. The increase was primarily attributable to an increase in interest expense of $203,190.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants.

During the nine months ended September 30, 2011 and 2010, our operating activities used cash of $4,103,502 and $4,676,576, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital deficit of $6,748,593 and $127,518 as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, our investing activities used cash of $0 and $179,381, respectively. The cash used in connection with investing activities related to purchases of equipment.

During the nine months ended September 30, 2011 and 2010, our financing activities provided cash of $3,971,399 and $5,059,580, respectively. The cash provided by financing activities in the nine months ended September 30, 2011 was primarily due to the release of restrictions on cash and borrowings under a convertible revolving note payable from a shareholder, partially offset by reductions in short term notes payable. The cash provided by financing activities in the nine months ended September 30, 2010 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder and short term notes payable, and proceeds from the issuance of common stock, partially offset by reductions in short term notes payable.

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

On June 29, 2011, we entered into a Third Amendment (the “Third Amendment”) to the Credit Facility. As a result of the Third Amendment, we increased our availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility are limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same. On August 1, 2011, we borrowed $1,000,000 under the Credit Facility and entered into a promissory note. On October 5th, 2011, we borrowed the remaining $1,000,000 under the Credit Facility and entered into another promissory note. With these borrowings included, we have an aggregate of $7,000,000 outstanding and owed under the Credit Facility, as amended. No additional funds remain available to us under the Credit Facility and we have no other committed sources of capital at this time.

Other Financings

On July 9, 2010, we entered into a non-interest bearing short-term note payable for $22,188 to finance a portion of our new enterprise resource planning system. Payments on this note began July 9, 2010 and the note was repaid in full at April 8, 2011.

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

On July 12, 2011, the Company entered into a short-term note payable for $77,751 bearing interest at 4.75% to finance a portion of the directors’ and officers’ liability insurance. Principal and interest payments on this note begin August 24, 2011 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2012.

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

Future Capital Requirements

Our capital requirements will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and the success of pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

In addition, the report of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support prior to December 31, 2011 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital we will need to significantly modify our operational plans for us to continue as a going concern.

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents together with the borrowings under our Credit Facility, as amended, and grant funds will allow us to fund our operating plan through December 2011. We will need to raise capital through the additional sale of equity or debt securities. We continue to seek the additional required funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also require additional capital beyond our currently forecasted amounts, such as, for example, if we determine to proceed independently with a Phase 3 clinical trial for our SMaRT Replacement Therapy. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2011.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that expands existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance is applied. The guidance is effective for us with the reporting period beginning in January 1, 2012. The adoption of this guidance is not expected to have an impact on our financial statements or disclosures.

In September 2011, the FASB issued new guidance for goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation is not needed. The guidance is effective for us with the reporting period beginning in January 1, 2012 with early adoption permitted. The adoption of this guidance is not expected to have an impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During 2010 and as set forth in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the nine months ended September 30, 2011 to remediate material weaknesses in the internal control over financial reporting. However, based on the continued existence of material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes progress is being made as we continue the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts. During the first half of 2011, the consulting firm completed an analysis of the Company’s first and second quarter controls and reported that of 68 reporting controls tested there were no deficiencies identified. The consulting firm is currently testing the third quarter controls. Management will continue to test the Company’s business cycles and controls throughout the remainder of 2011 to ensure adherence to policies, completeness of reporting, segregation of incompatible duties and compliance with GAAP; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls as our resources and available liquidity permit. Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to, and reinforced with, our employees.

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The specific risk factors set forth below were included in our Form 10-K Risk Factors and have been updated to provide information as of September 30, 2011. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We do not have sufficient capital to sustain our operations beyond December 2011 and we are seeking financing. Our operations have required substantial capital funding since inception and we expect to continue to need substantial amounts to develop and commercialize our SMaRT Replacement Therapy and MU1140-S product candidates. We require additional funding and may be unable to raise capital on attractive terms, which would force us to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Changing circumstances may cause us to use capital significantly faster than we currently anticipate, and we may incur higher expenses than currently expected because of circumstances beyond our control. If we are not able to raise additional capital and we are not generating positive cash flow from our ProBiora3 products and are unable to commercialize our product candidates, we may be unable to pursue further development of our product candidates, be forced to divest our product candidates prior to maximizing their potential value, be unable to maintain the licenses for our SMaRT

Replacement Therapy and MU1140-S product candidates, or be forced to significantly scale back or cease our operations.

In October 2011, we borrowed the remaining $1,000,000 under our Credit Facility with the Koski Family Limited Partnership, and we have no other committed sources of capital and do not know whether additional financing will be available to us when and if needed, or, if available, that the terms will be acceptable to us, particularly if the financial and credit markets continue to be constrained.

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

Net losses have totaled $5,739,546 and $5,632,650 for the nine months ended September 30, 2011 and 2010, respectively. We have experienced losses from operations during the last three years and have an accumulated deficit of $39,056,594 as of September 30, 2011 and $33,317,048 as of December 31, 2010. We have used cash in our operating activities of $4,103,502 and $4,676,576 for the nine months ended September 30, 2011 and 2010, respectively. Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products and in connection with our abandoned public offering. We have a working capital deficit of $6,748,593 as of September 30, 2011 (a deficit of $7,131,516 when the current cash reserved for DPOLT research is excluded) and $127,518 as of December 31, 2010 (a deficit of $603,175 when the current cash reserved for DPOLT research is excluded).

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2011.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Brian J. Bohunicky
Brian Bohunicky, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (the “Plan”) (including Form of Stock Option Agreement)	8-K	001-32188	3.1	9/1/11

4.1	Amended and Restated 2002 Stock Option and Incentive Plan	10-QSB/A	001-32188	10.1	9/29/06

4.2	First Amendment to the Amended and Restated 2002 Stock Option and Incentive Plan	8-K	001-32188	4.2	4/14/08

4.3	Second Amendment to the Amended and Restated 2002 Stock Option and Incentive Plan	8-K	001-32188	4.3	10/30/09

4.4	Third Amendment to Amended and Restated 2002 Stock Option and Incentive Plan	8-K	001-32188	4.1	9/1/11

4.5	Fourth Amendment to Amended and Restated 2002 Stock Option and Incentive Plan					X

10.1	Common Stock Purchase Agreement dated July 5, 2010, by and between Oragenics, Inc. and the Koski Family Limited Partnership	8-K	001-32188	10.1	7/7/10

10.2	Revolving Credit Agreement dated July 30, 2010, by and between Oragenics, Inc. and the Koski Family Limited Partnership (including form of revolving unsecured promissory note)	8-K	001-32188	10.2	8/2/10

10.3	Revolving Unsecured Promissory Note dated September 13, 2010	8-K	001-32188	10.2	9/16/10

10.4	Revolving Unsecured Promissory Note dated November 8, 2010	10-Q	001-32188	10.2	11/12/10

10.5	First Amendment to the Revolving Credit Agreement	8-K	001-32188	10.2	1/28/11

10.6	Revolving Unsecured Promissory Note dated January 24, 2011	8-K	001-32188	10.3	1/28/11

10.7	Second Amendment to the Revolving Credit Agreement	8-K	001-32188	10.1	2/8/11

10.8	Revolving Unsecured Promissory Note dated March 15, 2011	8-K	001-32188	10.1	3/15/11

10.9	Revolving Unsecured Promissory Note dated April 5, 2011	8-K	001-32188	10.1	4/11/11

10.10	Revolving Unsecured Promissory Note dated May 5, 2011	10-Q	001-32188	10.10	5/10/11

10.11	Revolving Unsecured Promissory Note dated June 3, 2011	8-K	001-32188	10.1	6/7/11

10.12	Third Amendment to the Revolving Credit Agreement	8-K	001-32188	10.1	6/30/11

10.13	Revolving Unsecured Promissory Note dated July 8, 2011	8-K	001-32188	10.1	7/12/11

10.14	Revolving Unsecured Promissory Note dated August 1, 2011	10-Q	001-32188	10.14	8/5/11

10.15	Revolving Unsecured Promissory Note dated October 5, 2011	8-K	001-32188	10.1	10/6/11

10.16	Executive Employment Agreement of Dr. Martin Handfield					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.