Form 10-Q
period 2012-03-31
ORAGENICS INC
filed 2012-05-15
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of May 1, 2012, there were 12,174,795 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$967,944	$171,739
Restricted cash	294,104	264,960
Accounts receivable, net	63,314	92,644
Inventory, net	362,985	475,592
Prepaid expenses and other current assets	123,852	113,331

Total current assets	1,812,199	1,118,266

Property and equipment, net	129,121	148,686

Total assets	$1,941,320	$1,266,952

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,264,895	$1,740,216
Short term notes payable	71,578	53,092
Deferred revenue	145,196	152,962
Convertible secured note payable to shareholder	—	7,500,000

Total current liabilities	1,481,669	9,446,270

Note payable to shareholder	$773,904	—

Shareholders’ deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 15,000,000 shares authorized; 12,174,795 and 5,894,176 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	12,175	5,894
Additional paid-in capital	42,286,396	32,810,704
Accumulated deficit	(42,612,824)	(40,995,916)

Total shareholders’ deficit	(314,253)	(8,179,318)

Total liabilities and shareholders’ deficit	$1,941,320	$1,266,952

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues, net	$380,527	$349,937

Cost of sales	198,209	94,977

Gross profit	182,318	254,960

Operating expenses:
Research and development	353,198	412,901
Selling, general and administrative	1,307,994	1,357,446

Total operating expenses	1,661,192	1,770,347

Loss from operations	(1,478,874)	(1,515,387)

Other income (expense):
Interest income	383	177
Interest expense	(138,265)	(43,781)
Local business tax	(152)	(22)

Total other income (expense), net	(138,034)	(43,626)

Loss before income taxes	(1,616,908)	(1,559,013)

Net loss	$(1,616,908)	$(1,559,013)

Basic and diluted net loss per share	$(.25)	$(0.275)

Shares used to compute basic and diluted net loss per share	6,449,342	5,667,521

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,616,908)	$(1,559,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,565	20,090
Accretion of discount on note payable to shareholder	7,463	—
Stock-based compensation expense	261,403	118,929
Changes in operating assets and liabilities:
Accounts receivable, net	29,330	27,124
Income tax receivable	—	362,218
Inventory, net	112,607	(8,389)
Prepaid expenses and other current assets	39,516	34,945
Accounts payable and accrued expenses	11,690	(203,205)
Deferred revenue	(7,766)	83,680

Net cash used in operating activities	(1,143,100)	(1,123,621)

Cash flows from financing activities:
Borrowings under note payable to shareholder	1,250,000	—
Borrowings under convertible secured note payable to shareholder	750,000	1,000,000
Payments on short term notes payable	(31,551)	(38,925)
Restricted cash (receipts) released, net	(29,144)	86,876

Net cash provided by financing activities	1,939,305	1,047,951

Net increase (decrease) in cash and cash equivalents	796,205	(75,670)
Cash and cash equivalents at beginning of the period	171,739	132,103

Cash and cash equivalents at end of the period	$967,944	$56,433

Supplemental disclosure of cash flow information
Interest paid	$447	$1,702

Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$50,037	$48,988

Par value of restricted stock granted as stock compensation	$—	$20

Conversion of note payable and accrued interest to common stock and warrants	$8,737,011	$—

Discount on note payable to shareholder for warrants issued	$483,559	$—

Par value of restricted stock forfeited	$5	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2012 and December 31, 2011 (audited) and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $380,527, incurred a net loss of $1,616,908 and used cash of $1,143,100 in its operating activities during the three months ended March 31, 2012. As of March 31, 2012 the Company had an accumulated deficit of $42,612,824. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During 2011 and 2012, the Company’s primary source of debt and equity funding was provided by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2012, together with access to the Loan Agreement with the KFLP will be sufficient to meet the business objectives as presently structured through June 2012. Management recognizes that the Company must generate additional capital resources or consider modifications to its technology development plans to enable it to continue as a going concern. Management’s plans include seeking financing, alliances or other partnership agreements with entities interested in the Company’s technologies, or other business transactions that would generate sufficient resources to assure continuation of the Company’s operations and research and development programs.

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

2.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves presentation and disclosures only, did not impact the Company’s financial statements.

No other new accounting pronouncements issued or effective during 2012 have had or are expected to have an impact on the Company’s financial statements.

Revenue Recognition

The Company recognizes revenues from the sales of product when title and risk of loss pass to the customer, which is generally when the product is shipped. Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant. Grant revenues are deferred when reimbursable expenses have not been incurred.

The Company records allowances for discounts and product returns at the time of sales as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time. The Company maintains a return policy that allows customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or product returns changes, the reserve will be adjusted. While the Company believes that the reserves it has established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. Because the ProBiora3 products have only recently been introduced, the Company could experience different circumstances in the future and these differences could be material.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are stock based compensation, valuation of warrants, inventory obsolescence reserve, sales returns and allowances and the allowance for doubtful accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their carrying values due to their short-term nature.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to one mass retailer and two dental distributors’ customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had approximately $22,000 and $26,000 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of March 31, 2012 and December 31, 2011, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $65,000 and $65,000 as of March 31, 2012 and December 31, 2011, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one of its mass retail customers. As of March 31, 2012 and December 31, 2011, the Company has approximately $29,000 and $29,000, respectively, of inventory on consignment located at the retailers’ stores and warehouses, which is included in our inventory reserve. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three months ended March 31, 2012 and 2011, respectively. The majority of the Company’s cost of sales are from these key suppliers during the three months ended March 31, 2012 and 2011. Accounts payable and accrued expenses for these vendors totaled approximately $2,000 and $108,000 as of March 31, 2012 and December 31, 2011, respectively.

3.	Stock Options and Warrants

On February 10, 2012, the Compensation Committee and the Board of Directors awarded options to acquire an aggregate of 45,000 shares of common stock to the Company’s Chief Financial Officer, Mr. Michael Sullivan, under the Company’s Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”). The award under the Plan was made consistent with the Company’s objective to continue to retain and motivate Company employees.

These option awards have an exercise price of $1.20 per share, which was the closing price on the date the options were granted. The options vest as follows: 15,000 vested immediately, 15,000 shares vest on the first anniversary of the date of grant and 15,000 shares vest on the second anniversary of the date of grant. The options are subject to earlier vesting upon a change in control of the Company.

On February 10, 2012, the Compensation Committee and the Board of Directors awarded options to acquire an aggregate of 55,000 shares of common stock to two outside consultants, under the Company’s Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”).

These option awards have an exercise price of $1.20 per share, which was the closing price on the date the options were granted. The options vested immediately. The stock options shall expire and are void unless exercised on or before February 10, 2014.

From January 1, 2012 to the date of this filing 70,000 stock options previously granted have vested and 20,000 have been forfeited. In addition, 5,000 restricted shares previously awarded to Mr. Bohunicky, our former chief financial officer were forfeited due to his resignation prior to the vesting of such shares. Stock option compensation expense of $261,403 and $118,929 was recorded for the three months ended March 31, 2012 and 2011, respectively, and is a non-cash expense. This amount is included in research and development and selling, general and administrative expenses in the accompanying statements of operations.

As of the date of this filing there are 2,477,313 warrants outstanding and there are 805,173 outstanding stock options that have been granted that have not been forfeited. The total number of outstanding warrants and unexercised stock options is 3,282,486. If all warrants and stock options were exercised, the total number of outstanding shares would be 15,457,281.

4.	Short Term Notes Payable

On March 10, 2012, the Company entered into a short-term note payable for $50,037 bearing interest at 6.17% to finance the product liability insurance. Principal and interest payments on this note begin April 10, 2012 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2013.

5.	Convertible Revolving Notes Payable to Shareholder

On July 30, 2010 the Company entered into an unsecured revolving credit agreement (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”), an accredited investor and the Company’s largest shareholder. Pursuant to the Credit Facility, we were initially able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility was initially for 12 months commencing August 1, 2010.

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

On February 4, 2011, we entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. As a result of the Second Amendment, we are able to borrow up to an additional $2,500,000 from the KFLP. Future draws under the Credit Facility, as amended, are limited to $500,000 per month commencing no earlier than March 2011. Under the Second Amendment, the due date of the amounts then outstanding under the Credit Facility, (the September 2010 Promissory Note, November 2010 Promissory Note and January 2011 Promissory Note) were extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. The Second Amendment further provided for certain automatic conversion rights into subsequent securities offerings. In addition, the Second Amendment provided the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to us and thereby have a note issued to the KFLP.

On each of March 15, 2011, April 5, 2011, May 5, 2011, June 3, 2011, and July 8, 2011 we borrowed an additional $500,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note in such amounts that matured on July 30, 2012.

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

On March 23, 2012, the Company entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the KFLP. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and warrants to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our existing unsecured revolving credit facility (the “Credit Facility) with the KFLP. The outstanding indebtedness, consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. The Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The Company has valued the common stock and warrants at $8,737,011 which is equal to the carrying value of the Credit Facility and related accrued interest. The market for the Company’s stock does not generate enough volume to provide accurate pricing for a block of stock and warrants this large. A significant discount to the market for the Company’s stock would be needed to sell this number of shares and warrants, as such, the value of the existing indebtedness of $8,737,011 is more clearly indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

On March 23, 2012, the Company also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provides us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events have occurred in connection with the our business. Borrowings under the Loan Agreement mature in three years and bear interest at the rate of 5.0% and are secured by select Company assets relating to or connected with the Company’s technologies. The loan amount is subject to automatic conversion upon a subsequent qualified equity financing by the Company of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of our common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The fair value of warrants using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrants have an initial value of $483,559. The value of the warrants was credited to Additional Paid In Capital. This discount of $483,559 will be charged to interest expense over life of Loan Agreement.

6.	Subsequent Events

On April 23, 2012 we received the second advance of $1,250,000 under our existing Loan Agreement with the KFLP.

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

Overview

We are a nutraceutical company primarily focused on the development of oral health probiotic products for humans and pets. We have developed and are commercializing a variety of probiotic products that contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics business. As a result of such efforts:

•	We received the Frost and Sullivan Award for excellence in Oral Care Probiotics;

•	To better serve our customers, we have begun to qualify new delivery systems which will enable us to deliver ProBiora3 to new markets and end-users; and

•	We refocused our channel efforts, successfully limiting exposure to capital-intensive areas such as mass retail and increasing efforts in cost-effective, focused markets such as dental offices.

•	We recently announced the successful completion of an independently conducted, randomized, double blind clinical trial on EvoraKids.

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

Our Antibiotics

We are also seeking to develop novel antibiotics, through our pharmaceutical product candidate, MU1140-S, and we intend to use our patented, novel organic chemistry platform DPOLT to create additional antibiotics for therapeutic use. While developing SMaRT Replacement Therapy, members of our scientific team discovered that the SMaRT bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. MU1140 has proven active preclinically against Gram positive bacteria responsible for a number of healthcare associated infections or “HAIs”. We are in the process of scaling up production of our synthetic form of MU1140, or MU1140-S, and expect to commence preclinical testing in 2012 as our capital resources permit. The key technology behind the production of MU1140-S is our Differentially Protected Orthogonal Lanthionine Technology platform, or DPOLT, which is a patented, novel organic chemistry platform that we believe will enable the first ever commercial scale, cost-effective production of any of the 50 known lantibiotics. We intend to seek a partner for the DPOLT platform technology in order to create a pipeline of lantibiotics for therapeutic use.

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

We have recently repositioned the Company towards increasing our focus and efforts – both financially and operationally-on our probiotics business. We expect to focus on our oral health probiotic business to improve market awareness and provide for the potential for increased future sales. We expect to devote a substantial portion of our limited available resources to our oral health probiotic business as we continue the research and development and clinical trials for our other product candidates toward the goal of outlicensing such product candidates or entering into partnerships or collaborative arrangements for the development of such product candidates. In addition, we expect to devote resources to the protection of our intellectual property and the general and administrative support of our operations.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through March 31, 2012, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the three months ended March 31, 2012 and 2011 and the years ended December 31, 2011 and 2010, respectively our net revenues were $380,527, $349,937, $1,444,447 and $1,308,910.

As of March 31, 2012, we had an accumulated deficit of $42,612,824 and we have yet to achieve profitability. We incurred net losses of $1,616,908 and $1,559,013 for the three months ended March 31, 2012 and 2011 and $7,678,868 and $7,805,165 for the years ended December 31, 2011 and 2010, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to raise additional capital. The report of our independent registered public accounting firm with respect to our financial statements appearing in our Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support prior to July 2012 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

Sales & Marketing:

On April 10, 2012 we announced that we entered into an exclusive three year distribution contract with Orthomolecular Nutrition Laboratory (OMNL), a Japanese company for the distribution of our oral probiotic products under a private label commencing in September.

On February 9, 2012 we announced that we entered into an agreement with Dr. Richard Nagelberg, a dental industry leader, as part of our strategy to expand our Probiora sales through the dental channel.

Financing:

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

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the Koski Family Limited Partnership (“KFLP”), an accredited investor and our largest shareholder. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and warrants to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our existing unsecured revolving credit facility (the “Credit Facility) with the KFLP. The outstanding indebtedness, consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. The Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The conversion was based upon a stock price of $1.39 which represented a 15% discount to the thirty day average closing price of our common stock prior to the date of approval by our disinterested directors. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The Company has valued the common stock and warrants at $8,737,011 which is equal to the carrying value of the Credit Facility and related accrued interest. The market for the Company’s stock does not generate enough volume to provide accurate pricing for a block of stock and warrants this large. A significant discount to the market for the Company’s stock would be needed to sell this number of shares and warrants, as such, the value of the existing indebtedness of $8,737,011 is more clearly indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provides us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance able to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events have occurred in connection with the our business. Borrowings under the Loan Agreement mature in three years and bear interest at the rate of 5.0% and are secured by select assets of the Company relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. The loan amount is subject to automatic conversion upon a subsequent qualified equity financing by the Company of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of our common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The fair value of warrants using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrants have an initial value of $483,559. The value of the warrants was credited to Additional Paid In Capital. This discount of $483,559 will be charged to interest expense over life of Loan Agreement.

Organization:

On January 28, 2012 the Board of Directors approved the appointment of Michael Sullivan, as the Company’s new Chief Financial Officer, Secretary and Treasurer to be effective February 6, 2012. Mr. Sullivan succeeded Brian Bohunicky, our former Chief Financial Officer, who resigned on January 27, 2012 to pursue other opportunities. Mr. Sullivan entered into an Executive Employment Agreement with the Company under the terms substantially similar to the employment agreements of existing executives. Under the terms of his Executive Employment Agreement, Mr. Sullivan’s employment with the Company will become effective February 6, 2012 and he will be paid an annual base salary of not less than $180,000 and will be eligible for bonuses of up to 25% of his annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors within 60 days.

Effective April 30, 2012, Dr. Robert Zahradnik resigned as our Vice President of Operations to pursue other opportunities.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $342,849, $299,065, $1,229,510 and $1,128,895 for the three months ended March 31, 2012 and 2011 and for the years ended December 31, 2011 and 2010, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to continue to increase in the near future. However, our success will depend on a number of factors, including our ability to continue to engage in marketing efforts related to our ProBiora3 products.

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

Our current strategy is to reduce expenditures in R&D related to all non-probiotic projects. These non-probiotic projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies. We expect our research and development expenses related solely to the probiotics programs to increase in the future while costs related to other areas will continue to decrease until we partner or license them. Our research and development expenses were $353,198, $412,901, $2,449,178 and $2,014,784 for the three months ended March 31, 2012 and 2011 and for the years ended December 31, 2011 and 2010, respectively.

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

Other Income and (Expense)

Other income and expense includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our convertible revolving note payable to shareholder and short term notes payable.

Income Taxes

As of December 31, 2011, we have net operating loss carryforwards of approximately $36,480,000 to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $551,000 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2022. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 constituted such an event and our historical loss carryfowards were limited. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Revenues. We generated net revenues of $380,527 for the three months ended March 31, 2012 compared to $349,947 for the three months ended March 31, 2011. Our ProBiora3 revenues increased from Q1 2011 due primarily to a sale to an international customer.

Cost of Goods Sold. Cost of goods sold increased by $103,232 to $198,209 for the three months ended March 31, 2012 compared to $94,977 for the three months ended March 31, 2011. This increase was primarily attributable to increased costs associated with a sale to an international customer.

Research and Development. Research and development expenses were $353,198 for the three months ended March 31, 2012 compared to $412,901 for the three months ended March 31, 2011, a decrease of $59,703 or 14.46%. This decrease in research and development expenses was primarily due to a decrease in salary and salary related costs and a decrease in stock based compensation costs.

Selling, General and Administrative. Selling, general and administrative expenses were $1,307,994 for the three months ended March 31, 2012 compared to $1,357,446 for the three months ended March 31, 2011; a decrease of $49,452 or 3.64%. This decrease was due to reduced advertising and marketing expense of $251,311 due to the withdrawal from the mass retail channel in the first quarter of 2011, and salary and compensation related costs of $121,096, which were off-set by increases in employee and non employee stock option expense of $157,108, legal and professional fees of $75,938 and consultant and temporary labor costs of $78,107.

Other Income (Expense). Other income (expense) was $(138,034) for the three months ended March 31, 2012 compared to $(43,626) for the three months ended March 31, 2011, an increase of expenses of $(94,408). The increase was primarily attributable to an increase in interest expense of $94,484.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the three months ended March 31, 2012 and 2011, our operating activities used cash of $(1,143,100) and $(1,123,621), respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus (deficit) of $330,530 and $(8,328,004) at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, our investing activities provided/used cash of $0 and $0, respectively.

During the three months ended March 31, 2012 and 2011, our financing activities provided cash of $1,939,305 and $1,047,951, respectively. The cash provided by financing activities in the three months ended March 31, 2012 was primarily due to borrowings under a convertible revolving note payable and new secured note payable both due to the same shareholder. The cash provided by financing activities in the three months ended March 31, 2011 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder, offset by reductions in short term notes payable.

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

July 2010 Financing Transaction

On July 5, 2010, we entered into a common stock purchase agreement (the “July 2010 Financing Transaction”) with the KFLP. At the closing of this financing transaction on July 30, 2010 we issued 250,000 shares of our common stock to the KFLP at a price of $8.00 per share. The $2,000,000 aggregate consideration paid by the KFLP consisted of (i) $1,000,000 cash and (ii) the exchange and cancellation of the outstanding May 2010 Note issued to the KFLP on May 28, 2010. Accrued interest on the May 2010 Note through closing was waived by the KFLP. Concurrent with the July 2010 Financing Transaction and as part thereof, we entered into an unsecured revolving credit agreement (the “Credit Facility”) with the KFLP. Pursuant to the Credit Facility, we were initially able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility was initially for 12 months commencing August 1, 2010.

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

On February 4, 2011, we entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. As a result of the Second Amendment, we are able to borrow up to an additional $2,500,000 from the KFLP. Future draws under the Credit Facility, as amended, are limited to $500,000 per month commencing no earlier than March 2011. Under the Second Amendment, the due date of the amounts then outstanding under the Credit Facility, (the September 2010 Promissory Note, November 2010 Promissory Note and January 2011 Promissory Note) were extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. The Second Amendment further provided for certain automatic conversion rights into subsequent securities offerings. In addition, the Second Amendment provided the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to us and thereby have a note issued to the KFLP.

On each of March 15, 2011, April 5, 2011, May 5, 2011, June 3, 2011, and July 8, 2011 we borrowed an additional $500,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note in such amounts that matured on July 30, 2012.

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

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the Koski Family Limited Partnership (“KFLP”), an accredited investor and our largest shareholder. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and warrants to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our existing unsecured revolving credit facility (the “Credit Facility) with the KFLP. The outstanding indebtedness, consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. The Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The Company has valued the common stock and warrants at $8,737,011 which is equal to the carrying value of the Credit Facility and related accrued interest. The market for the Company’s stock does not generate enough volume to provide accurate pricing for a block of stock and warrants this large. A significant discount to the market for the Company’s stock would be needed to sell this number of shares and warrants, as such, the value of the existing indebtedness of $8,737,011 is more clearly indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provides us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance able to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events have occurred in connection with the our business. Borrowings under the Loan Agreement mature in three years and bear interest at the rate of 5.0% and are secured by select assets of us relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. The loan amount is subject to automatic conversion upon a subsequent qualified equity financing by the Company of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of our common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The fair value of warrants using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrants have an initial value of $483,559. The value of the warrants was credited to Additional Paid In Capital. This discount of $483,559 will be charged to interest expense over life of Loan Agreement.

On April 23, 2012 we received the second advance of $1,250,000 under our existing Loan Agreement with the KFLP.

Other Financings

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

Grants

On June 10, 2010, we were awarded the matching $500,000 grant from the NSF to support an SBIR Phase II grant previously awarded in 2008 for further development of our DPOLT platform. On each of June 17, 2010, February 25, 2011, and March 29, 2012, we received $125,000 related to this NSF awarded SBIR II Phase II grant for the company’s DPOLT platform. Proceeds from the financing are to be allocated to further the development of our DPOLT platform, essential to the production of our lead antibiotic, MU1140, subject to the goals set forth by the NSF SBIR Phase II grant received by us. The remaining amount of these grant funds are expected to be provided to us by June 2012.

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

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents, together with the borrowings under our Loan Agreement and grant funds will allow us to fund our operating plan through June 2012. We will need to raise capital through the additional sale of equity or debt securities. We continue to seek the additional required funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also require additional capital beyond our currently forecasted amounts, such as, if we determine to proceed independently with a Phase 3 clinical trial for our SMaRT Replacement Therapy. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2012.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves presentation and disclosures only, did not impact the Company’s financial statements.

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

During 2010, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management continued its efforts during the first quarter of 2012 to remediate material weaknesses in the internal control over financial reporting. However, based on the continued existence of material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2012, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on March 31, 2012 Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. There have been no material changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

You should carefully consider the Risk Factors before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

We do not have sufficient capital to sustain our operations beyond June 2012 and we continue to seek financing. Our operations have required substantial capital funding since inception and we expect to continue to need substantial amounts to grow ProBiora3 sales, and to develop and commercialize our LPT3-04 Weight Loss, SMaRT Replacement Therapy and MU1140-S product candidates. We require additional funding and may be unable to raise capital on attractive terms, which would force us to significantly delay, scale back or discontinue the development or commercialization of our product candidates. Changing circumstances may cause us to use capital significantly faster than we currently anticipate, and we may incur higher expenses than currently expected because of circumstances beyond our control. If we are not able to raise additional capital and we are not generating positive cash flow from our ProBiora3 products and are unable to commercialize our product candidates, we may be unable to pursue further development of our product candidates, be forced to divest our product candidates prior to maximizing their potential value, be unable to maintain the licenses for our SMaRT Replacement Therapy and MU1140 product candidates, or be forced to significantly scale back or cease our operations.

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

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provides us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance occurring on April 23, 2012. Borrowings under the Loan Agreement mature in three years and bear interest at the rate of 5.0% and are secured by select assets of ours relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. The loan amount is subject to automatic conversion upon a subsequent qualified equity financing by us of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of the Company common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance.

While we believe funding from the Loan Agreement will be sufficient to sustain our operations through June 2012, we have no other committed sources of capital and do not know whether additional financing will be available to us when and if needed, or, if available, that the terms will be acceptable to us, particularly if the financial and credit markets continue to be constrained.

We may seek additional financing through public or private equity offerings or through arrangements with strategic third parties. If we raise additional financing by issuing equity securities, further dilution to existing stockholders may result. For example, as of March 23, 2012 we had borrowed $8,250,000 under the Credit Facility and we exchanged such amount plus accrued interest of $487,011 for the issuance of 6,285,619 shares of our common stock to the KFLP at the same time we entered into the new Loan Agreement with the KFLP. While such exchange caused dilution to our existing holders, we no longer owe any amounts under the Credit Facility. We also issued to the KFLP warrants on

March 23, 2012 to purchase an aggregate of 2,170,925 shares of common stock at an exercise price of $2.00 per share on March 23, 2012, which, if exercised, would cause additional dilution. In addition, as a condition to providing additional financing to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional financing through arrangements with strategic third parties, we may be required to relinquish rights to or sell certain of our product candidates or products that we would not otherwise relinquish or sell.

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

In January 2012, we borrowed the remaining $750,000 under our Credit Facility with the KFLP and as of March 23, 2012 our total borrowings under the Credit Facility of $8,250,000 along with accrued interest of $487,011 were exchanged into 6,285,619 shares of common stock issued to the KFLP. While we no longer owe any amounts to the KFLP under the Credit Facility and the Credit Facility has been terminated, we have borrowed an additional $2,500,000 under our new Loan Agreement with the KFLP. However, we have no other committed sources of capital and do not know whether additional financing will be available to us when and if needed, or, if available, that the terms will be acceptable to us, particularly if the financial and credit markets continue to be constrained.

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

Net losses have totaled $1,616,908, $1,559,013, $7,678,868 and $7,805,165 for the three months ended March 31, 2012 and 2011, and for the years ended December 31, 2011 and 2010 respectively. We have experienced losses from operations during the last two years and have an accumulated deficit of $42,612,824 as of March 31, 2012. We have used cash in our operating activities of $1,143,100 and $1,123,621 for the three months ended March 31, 2012 and 2011, respectively. Our accounts payable and accrued expenses have also increased due to operational changes instituted in connection with the launch of our consumer products and costs incurred for patents. We have working capital of $330,530 as of March 31, 2012 ($36,426 when the current cash reserved for DPOLT research and grants are excluded), and a working capital deficit of $8,328,004 (a deficit of $8,592,964 when the current cash reserved for DPOLT research and grants are excluded), as of December 31, 2011.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2012.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.1	Debt Exchange Agreement by and between Oragenics, Inc. and the Koski Family Limited Partnership dated March 23, 2012.	8-K	001-32188	10.1	3/26/12

10.2	Loan Agreement by and between Oragenics, Inc. and the Koski Family Limited Partnership dated March 23, 2012.	8-K	001-32188	10.2	3/26/12

10.3	Security Agreement by and between Oragenics, Inc. and the Koski Family Limited Partnership dated March 23, 2012.	8-K	001-32188	10.3	3/26/12

10.4	Executive Employment Agreement between the Company and Michael Sullivan dated January 28, 2012.	8-K	001-32188	10.1	2/2/12

10.5	Senior Secured Convertible Promissory Note dated March 23, 2012					X

10.6	Debt Exchange Agreement Warrant dated March 23, 2012.					X

10.7	Loan Agreement Warrant dated March 23, 2012.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.