Form 10-Q
period 2012-06-30
ORAGENICS INC
filed 2012-08-10
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 6, 2012, there were 27,204,721 shares of Common Stock, $.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,130,486	$171,739
Restricted cash	195,388	264,960
Accounts receivable, net	39,422	92,644
Inventory, net	353,822	475,592
Prepaid expenses and other current assets	152,326	$113,331

Total current assets	1,871,444	1,118,266

Property and equipment, net	111,491	148,686

Total assets	$1,982,935	$1,266,952

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,254,890	$1,740,216
Short term notes payable	35,295	53,092
Deferred revenue	85,319	152,962
Convertible secured note payable to shareholder	—	7,500,000

Total current liabilities	1,375,504	9,446,270

Note payable to shareholder	2,056,030	—

Shareholders’ deficit:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,567,220 and 5,894,176 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16,567	5,894
Additional paid-in capital	48,076,429	32,810,704
Accumulated deficit	(49,541,595)	(40,995,916)

Total shareholders’ deficit	(1,448,599)	(8,179,318)

Total liabilities and shareholders’ deficit	$1,982,935	$1,266,952

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net	$256,407	$347,569	$636,934	$697,506

Cost of sales	112,258	328,817	310,467	423,794

Gross profit	144,149	18,752	326,467	273,712

Operating expenses:
Research and development	6,177,374	631,363	6,530,572	1,044,264
Selling, general and administrative	835,474	1,691,763	2,143,468	3,049,209

Total operating expenses	7,012,848	2,323,126	8,674,040	4,093,473

Loss from operations	(6,868,699)	(2,304,374)	(8,347,573)	(3,819,761)

Other income (expense):
Interest income	1,165	200	1,548	377

Interest expense	(60,109)	(67,679)	(198,374)	(111,460)

Local business tax	(1,128)	(1,390)	(1,280)	(1,412)

Total other income (expense), net	(60,072)	(68,869)	(198,106)	(112,495)

Loss before income taxes	(6,928,771)	$(2,373,243)	(8,545,679)	(3,932,256)

Net loss	$(6,928,771)	$(2,373,243)	$(8,545,679)	$(3,932,256)

Basic and diluted net loss per share	$(0.52)	$(0.42)	$(0.86)	$(0.69)

Shares used to compute basic and diluted net loss per share	13,381,506	5,683,076	9,912,374	5,675,342

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30 ,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,545,679)	$(3,932,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock	5,798,001	—
Accretion of discount on note payable to shareholder	39,589	—
Depreciation and amortization	37,195	40,128
Stock-based compensation expense	257,827	846,192
Changes in operating assets and liabilities:
Accounts receivable, net	53,222	67,887
Income tax receivable	—	362,218
Inventory, net	121,770	(233,936)
Prepaid expenses and other current assets	11,042	66,229
Accounts payable and accrued expenses	1,685	96,399
Deferred revenue	(67,643)	102,406

Net cash used in operating activities	(2,292,991)	(2,584,733)

Cash flows from financing activities:
Borrowings under note payable to shareholder	2,500,000	—
Borrowings under convertible secured note payable to shareholder	750,000	2,500,000
Payments on short term notes payable	(67,834)	(82,268)
Restricted cash (receipts) released, net	69,572	34,898

Net cash provided by financing activities	3,251,738	2,452,630

Net increase (decrease) in cash and cash equivalents	958,747	(132,103)
Cash and cash equivalents at beginning of the period	171,739	132,103

Cash and cash equivalents at end of the period	$1,130,486	$0

Supplemental disclosure of cash flow information
Interest paid	$1,314	$2,950

Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$50,037	$48,988

Par value of restricted stock granted as stock compensation	$—	$20

Conversion of note payable and accrued interest to common stock and warrants	$8,737,011	$—

Discount on note payable to shareholder for warrants issued	$483,599	$—

Fair market value of the 4,392,425 shares of common stock issued to Intrexon Corporation as a technology access fee	$5,798,001	$—

Par value of restricted stock forfeited	$5	$—

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2012 and December 31, 2011 (audited) and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $636,934, incurred a net loss of $8,545,679 and used cash of $2,292,991 in its operating activities during the six months ended June 30, 2012. As of June 30, 2012 the Company had an accumulated deficit of $49,541,595.

During 2011 and through June 30, 2012, the Company’s primary source of debt and equity funding was provided by its largest shareholder, the Koski Family Limited Partnership, or KFLP. The Company expects to incur substantial expenditures to further develop each of its technologies. In July 2012, the Company raised $13,000,000 in gross proceeds through the issuance of 8,666,665 shares of its common stock. The Company believes the working capital at July 31, 2012 will be sufficient to meet the business objectives as presently structured through at least December 2013.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company for the six months ended June 30, 2012. The adoption of this guidance, which involves presentation and disclosures only, did not impact the Company’s financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors’ customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had approximately $11,600 and $26,000 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of June 30, 2012 and December 31, 2011, respectively.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or selling, general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $21,000 and $65,000 as of June 30, 2012 and December 31, 2011, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with two dental distributors. As of June 30, 2012 and December 31, 2011, the Company has approximately $5,000 and $29,000, respectively, of inventory on consignment located at the retailers’ stores and warehouses, which is included in our inventory reserve. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three and six months ended June 30, 2012 and 2011, respectively. The majority of the Company’s cost of sales are from these key suppliers during the three and six months ended June 30, 2012 and 2011. Accounts payable and accrued expenses for these vendors totaled approximately $22,000 and $108,000 as of June 30, 2012 and December 31, 2011, respectively.

4. Commitments and Contingencies

The University of Florida Research Foundation Licenses

The Company holds licenses from the University of Florida Research Foundation, Inc., or UFRF for its SMaRT Replacement Therapy and MU1140 product candidates.

SMaRT Replacement Therapy—The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein. The patent covers the genetically altered strain of S. mutans which does not produce lactic acid, a pharmaceutical composition for administering the genetically altered strain and the method of preventing tooth decay by administering the strain. The Company issued 599,940 shares of our common stock to the UFRF as partial consideration for the initial license.

MU1140—The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use.” The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein.

Additional Terms of UFRF License Agreements—In the amended license agreements for SMaRT Replacement Therapy and MU1140 the UFRF has reserved the right to use and sell products and services for research purposes only. The amended license agreements also provide the UFRF with a license, for research purposes only, to any improvements that we make to the products and processes covered by the patents.

The Company is obligated to pay 5% of the selling price of any products developed from the licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreements, the Company is obligated to pay the UFRF 20% of all revenues received from the sublicenses, excluding monies received solely for development costs.

The Company is also obligated to make minimum annual royalty payments to the UFRF for the term of the amended license agreement in the amount of $50,000 by the end of each year for each license agreement. The minimum royalty payments are required to be paid in advance on a quarterly basis. For the SMaRT Replacement Therapy and MU1140 minimum royalty payments, the Company must pay the UFRF an aggregate of $100,000 which is required to be paid in equal quarterly installments of $25,000.

Under the terms of the amended license agreements, in each calendar year and in addition to the royalty payment obligations, the Company is obligated to spend, or cause to be spent, an aggregate of $1,000,000 on the research, development, and regulatory prosecution of our SMaRT Replacement Therapy and MU1140 technologies combined, until a product which is covered wholly or partially by the claims of the patent, or is manufactured using a process which is covered wholly or partially by the claims of the patent, is sold commercially. If the Company fails to make these minimum research and development expenditures, the UFRF may terminate our license agreement.

The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

The Exclusive Channel Collaboration Agreement with Intrexon Corporation (“Intrexon”)

On June 5, 2012, the Company entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel partnering” arrangement in which the Company will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Channel Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The Channel Agreement grants the Company an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companies of lantibiotics for the purpose of prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company will pay Intrexon on a quarterly basis 25% of gross quarterly profits derived in that quarter from the sale of products developed from the Channel Agreement, calculated on an Oragenics Product-by-Oragenics Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

During the first 18 months of the agreement, neither the Company nor Intrexon may terminate the Channel Agreement other than in the event of a material breach by the other party and Intrexon may terminate the Channel Agreement under certain circumstances if the Company assigns its rights under the Channel Agreement without Intrexon’s consent. Following the first 18 months of the agreement, Intrexon may also terminate the Channel Agreement if the Company fails to use diligent efforts to develop and commercialize Oragenics Products or if the Company elects not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Following the first 18 months of the Agreement, the Company may voluntarily terminate the Channel Agreement at any time upon 90 days written notice to Intrexon.

Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any Oragenics Product that, at the time of termination:

•	is being commercialized by the Company;

•	has received regulatory approval;

•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•

is the subject of at least an ongoing Phase I, Phase A, Phase II or Phase III clinical trial (in the case of a termination by Intrexon due to a Oragenics uncured breach or a voluntary termination by the Company), or an ongoing Phase I clinical trial in the Field (in the case of a termination by the Company due to an Intrexon uncured breach or a termination by Intrexon following an unconsented assignment by the Company or the Company’s election not to pursue development of a Superior Therapy).

The Company’s obligation to pay 25% of gross profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement the Company issued to Intrexon 4,392,425 shares of the Company common stock as an initial technology access fee, in consideration for the execution and delivery of the Channel Agreement and granted Intrexon certain equity participation rights and registration rights. See Note 7 — Common Stock.

Under the Stock Issuance Agreement and as part of the Channel Agreement, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock or at the Company’s option make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issues). The milestone events and amounts payable are as follows:

(i) filing of the first Investigational New Drug application with the U.S. Food and Drug Administration that number of shares of common stock equal to the number of shares of Common Stock comprising 1.0% of the Base Shares ;

(ii) upon the dosing of the first patient in the first Phase 2 clinical study, that number of shares of common stock equal to the number of shares of Common Stock comprising 1.5% of the Base Shares;

(iii) upon the dosing of the first patient in the first Phase 3 clinical study, that number of shares of common stock equal to the number of shares of Common Stock comprising 2% of the Base Shares;

(iv) upon the filing of the first New Drug Application (“NDA”) or Biologics License Application (“BLA”) with the U.S. Food and Drug Administration for an Company Product, or alternatively the filing of the first equivalent regulatory filing with a foreign regulatory agency, that number of shares of common stock equal to the number of shares of Common Stock comprising 2.5% of the Base Shares; and

(iv) upon the granting of the first regulatory approval of an Oragenics Product, that number of shares of common stock (the equal to the number of shares of Common Stock comprising 3% of the Base Shares.

Base Shares is defined in the Stock Issuance Agreement to mean (i) the number of shares of Company common stock together with any securities or instruments convertible or exercisable for shares of common stock issued and outstanding at the time of the applicable milestone event, (ii) minus any shares issuable upon conversion of Capital Inducement Securities. Capital Inducement Securities is defined in the Stock Issuance Agreement to mean warrants or other convertible securities of the Company issued to investors in connection with a debt or equity investment in the Company that are issued in addition to the primary investment securities and in an amount not to exceed 10% of the overall number of shares issued in the investment (on an as-converted to common stock basis).

5. Stock-Based Payment Arrangements

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$(11,848)	$37,298	$10,868	$75,141
Selling, general and administrative	8,272	689,965	246,959	771,051

Total stock based compensation expense	$(3,576)	$727,263	$257,827	$846,192

The Company granted -0- and 100,000 stock options, with a weighted-average grant date fair value of $0.00 and $1.03 per share, during the three and six months ended June 30, 2012, respectively. The Company granted 280,800 and 300,800 stock options, with a weighted-average grant date fair value of $4.56 and $4.49 per share, during the three and six months ended June 30, 2011, respectively.

During the six months ended June 30, 2012, 160,725 stock options previously granted have vested and 134,666 stock options were forfeited.

6. Warrants

A summary of warrant activities for the six month period ending June 30, 2012, and for the year ended December 31, 2011, is as follows:

	Warrants	Weighted Average Price
Balance—December 31, 2010	306,388	$19.14
Granted	—	—
Exercised	—	—
Expired	—	—

Balance—December 31, 2011	306,388	19.14
Granted	2,170,925	2.00
Exercised	—	—
Expired	—	—

Balance—June 30, 2012	2,477,313	$4.12

On March 23, 2012, pursuant to the terms of a Debt Exchange Agreement and a Loan Agreement with the Koski Family Limited Partnership, or KFLP, we issued warrants to acquire 1,571,405 and 599,520 shares of common stock, respectively, to the KFLP. The warrants are exercisable immediately at a price per share of $2.00 and expire three years from the date of issuance. See Note 9 — Convertible Revolving Notes Payable to Shareholder.

The warrants outstanding as of June 30, 2012 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$2.00	2,170,925	3/23/15
$6.00	12,500	9/14/12
$10.00	5,000	4/15/14
$15.00	161,000	5/30/13
$26.00	127,888	5/30/13

	2,477,313

7. Common Stock

On March 23, 2012, pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock to the KFLP. See Note 9 — Convertible Revolving Notes Payable to Shareholder.

On June 5, 2012, and in conjunction with the Company’s execution and delivery of the Channel Agreement with Intrexon, the Company entered into a Stock Issuance Agreement which included certain registration rights, with Intrexon. On June 5, 2012, and pursuant to that Stock Issuance Agreement, Intrexon was issued 4,392,425 shares of the Company’s common stock, which was deemed consideration for the execution and delivery of the Channel Agreement. This resulted in the Company recording a non-cash expense of $5,798,001 during the quarter ended June 30, 2012. Under the terms of the Stock Issuance Agreement, the Company agreed to issue to Intrexon additional shares of its common stock based upon the achievement of certain milestones. See Note 4 — Commitments and Contingencies.

The registration rights granted to Intrexon in the Stock Issuance Agreement by the Company consisted of “piggyback registration” rights which permit Intrexon to participate in any firm commitment underwritten offering of securities by the Company, subject to underwriter cutbacks and lockups. In addition, the Company is precluded from granting registration rights in connection with a private placement unless (i) all shares held by Intrexon are, at the time of such private placement, included on a registration statement, or (ii) the Company agrees, in connection with such private placement, to grant Intrexon the right to include on the registration statement a number of Intrexon’s Company shares equal to one half of the number of shares to be registered on behalf of the other holders or prospective holders.

Pursuant to the Stock Issuance Agreement, Intrexon is also entitled, at its election, to participate in future securities offerings of the Company that constitute “qualified financings” and purchase securities equal to 30% of the number of shares of common stock or other securities sold in such offering (exclusive of Intrexon’s purchase). For this purpose, a “qualified financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $1,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or the Company agrees to register the resale of such shares.

Our former chief financial officer resigned on January 27, 2012 and as a result of such resignation, 5,000 shares of restricted common stock previously awarded but not yet vested at the time of his resignation were forfeited back to the Company.

8. Short Term Notes Payable

On March 10, 2012, the Company entered into a short-term note payable for $50,037 bearing interest at 6.17% to finance the product liability insurance. Principal and interest payments on this note begin April 10, 2012 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2013.

9. Convertible Revolving Notes Payable to Shareholder

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

On January 24, 2011, the Company entered into a First Amendment to the Credit Facility (the “First Amendment”) to increase the available borrowing from $2,000,000 to $2,500,000 and simultaneously therewith drew on the Credit Facility as amended by the First Amendment to borrow the additional $500,000 in available funds and executed another revolving unsecured promissory note (the “January 2011 Promissory Note”) initially due on July 30, 2011.

On February 4, 2011, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. As a result of the Second Amendment, the Company was able to borrow up to an additional $2,500,000 from the KFLP. Future draws under the Credit Facility, as amended, are limited to $500,000 per month commencing no earlier than March 2011. Under the Second Amendment, the due date of the amounts then outstanding under the Credit Facility, (the September 2010 Promissory Note, November 2010 Promissory Note and January 2011 Promissory Note) were extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. The Second Amendment further provided for certain automatic conversion rights into subsequent securities offerings. In addition, the Second Amendment provided the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to us and thereby have a note issued to the KFLP.

On each of March 15, 2011, April 5, 2011, May 5, 2011, June 3, 2011, and July 8, 2011 the Company borrowed an additional $500,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note in such amounts that matured on July 30, 2012.

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

On December 9, 2011, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Facility. The Fourth Amendment increased the available borrowing under the Credit Facility by $500,000 from $7,000,000 to $7,500,000. On December 9, 2011, the Company drew down on the Credit Facility, as amended, to borrow $500,000 in the newly available funds. All other terms of the Credit Facility remained the same.

On January 23, 2012, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment increased the available borrowing under the Credit Facility by $750,000 from $7,500,000 to $8,250,000. On January 23, 2012, the Company drew down on the Credit Facility, as amended, to borrow $750,000. All other terms of the Credit Facility remained the same.

On March 23, 2012, the Company entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the KFLP. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and a warrant to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our previously existing unsecured revolving credit facility (the “Credit Facility) with the KFLP. The outstanding indebtedness consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest of $487,011 through March 23, 2012 (the closing date). As a result of the Debt Exchange Agreement, the Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. The Company valued the common stock and warrant at $8,737,011 which equaled the carrying value of the Credit Facility and related accrued interest. The market for the Company’s stock did not generate enough volume to provide accurate pricing for the block of stock and warrants covered by the Debt Exchange Agreement. A significant discount to the market for the Company’s stock would be needed to sell the shares issued and issuable pursuant to the warrant, as such, the value of the existing indebtedness under the Credit Facility of $8,737,011 was determined to be indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

On March 23, 2012, the Company also entered into a new loan agreement (the “Loan Agreement”) with the KFLP which provided the Company with up to $2.5 million in secured funding in two advances of $1,250,000, the first of which occurred on March 23, 2012 and the second on April 23, 2012. The Loan Agreement provided that borrowings would mature in three years and bear interest at the rate of 5.0% and were secured by select Company assets relating to or connected with the Company’s technologies. Pursuant to the Loan Agreement we issued an additional warrant to the KFLP to acquire 599,520 shares of our common stock. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. See Note 6 — Warrants.

Amounts borrowed under the Loan Agreement were subject to automatic conversion upon a subsequent “qualified financing” by the Company of $5,000,000 (excluding any converted debt amount) of its securities to accredited investors.

Subsequent to the end of June 30, 2012 reporting period the outstanding indebtedness under the Loan Agreement was automatically converted into common stock pursuant to a private placement offering meeting the definition of a “qualified financing” in the Loan Agreement. See Note 10 — Subsequent Events.

10. Subsequent Events

On July 30, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company: (i) sold to the Purchasers an aggregate of 8,666,665 shares of the Company’s Common Stock at a price per share of $1.50 (the “Common Shares”) for aggregate gross proceeds of approximately $13,000,000 (the “Offering”). The Company intends to use the net proceeds from this offering to accelerate development of several of the Company’s key initiatives including its recently announced Channel Agreement with Intrexon relating to the Company’s lantibiotics program, sales and marketing of the Company’s probiotic product lines and general corporate purposes.

In connection with the Offering, the Company also entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement requires that the Company file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days of the closing date of the Offering (the “Filing Date”) for the resale by the Purchasers of all of the Common Shares and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”). The Initial Registration Statement must be declared effective by the SEC within ninety (90) days of the closing date of the Offering (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date, the Company will be required to pay liquidated damages to each of the Purchasers equal to 1.0% of the aggregate purchase price paid by such Purchaser for the Registrable Securities upon the date of the Event and then monthly thereafter until the earlier of: (i) the Event is cured, or (ii) the registrable shares are eligible for resale under Rule 144 without manner of sale or volume limitations. In no event shall the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 6% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, the Company agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of the Company’s Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with the Company described below) or shares acquired by any officers or directors participating in the Offering.

Because the Offering constituted a “qualified financing” under the terms of the Company’s Loan Agreement with the KFLP, the Company’s secured debt in the principal amount of $2.5 million, together with accrued but unpaid interest thereon, due to the KFLP was automatically converted contemporaneously with the closing of the Offering into 1,692,123 shares of common stock issued to the KFLP at the same price of $1.50 per share paid by the Purchasers in the Offering. The KFLP waived receiving comparable registration rights as the Purchasers in the Offering as well as its piggyback registration rights applicable to the Offering. Intrexon also waived its piggyback registration rights applicable to the Offering and waived its participation rights. As a result of the conversion of the secured indebtedness, the Loan Agreement together with the related Security Agreement and related agreements have been terminated.

On August 6, 2012, the Compensation Committee of the Board of Directors (the “Board”) of the Company met and determined that one of the performance goals established in the Company’s Long Term Incentive Program as part of executive compensation had been achieved. The performance goal met was the goal related to the Company successfully raising $10,000,000 of new capital. As a result of the Compensation Committee’s determination, and pursuant to the Long Term Incentive Program, Dr. John Bonfiglio, the Company’s Chief Executive Officer and Dr. Martin Handfield, the Company’s Director of Research and Development, were entitled to awards of 0.70% and 0.23% respectively of the Company’s common stock outstanding at the time of the Compensation Committee’s determination that such goal had been met. Accordingly, Dr. Bonfiglio and Dr. Handfield were awarded 188,482 and 61,929 shares of Company common stock under the Company’s Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”), respectively. Also on August 6, 2012 the Board met and determined that a similar performance goal under the previously established Long Term Incentive Program for the compensation of non-employee directors had been met. As a result, the Board approved the award of 43,081 shares of common stock under the Plan, to each of the Company’s directors who were not employed by the Company, including Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski.

The aggregate shares awarded under the Plan of 465,816, consisted of a total of 215,405 shares to non-employee directors and 250,411 shares to executive officers. Of the aggregate 465,816 shares awarded under the LTIP, (i) 132,000 shares were awarded to Dr. Bonfiglio of which 34,914 shares were retained by the Company for applicable tax withholding obligations, (ii) 43,000 shares were awarded to Dr. Handfield of which 11,373 shares were retained by the Company for applicable tax withholding obligation, and (iii) 30,000 shares were awarded to each of the five non-employee directors, with the balance of the remaining aggregate shares awarded of 140,816 to be issued in the future at such time that an increase in the number of shares available under the Plan has been approved by the shareholders.

11. Related Party Transactions.

The Company’s Chairman, Dr. Frederick Telling participated in the Company’s Offering and acquired 98,111 shares. The participation of Dr. Telling was approved by the disinterested directors.

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

Overview

We are a biopharmaceutical company focused primarily on oral health products and novel antibodies. Within oral health we are commercializing our oral health probiotic blend, ProBiora3 and we are also developing our pharmaceutical product candidate, SMaRT Replacement Therapy. Within antibiotics we are developing our pharmaceutical product candidate, MU1140-S.

Our Probiotic Product

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

Our SMaRT Replacement Therapy

Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. We commenced a second Phase 1 clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, which we expect to conclude in the second half of 2012.

Our Antibiotics

While developing SMaRT Replacement Therapy, members of our scientific team discovered that the SMaRT bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. MU1140 has proven active preclinically against Gram positive bacteria responsible for a number of healthcare associated infections or “HAIs”. We are in the process of attempting to scale up production of our synthetic form of MU1140, or MU1140-S.

To assist in the successful commercialization of our novel lantibiotic platform, we have recently:

•

Partnered with Intrexon Corporation through a Worldwide Exclusive Collaboration for the development and commercialization of lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients (APIs) for the treatment of infectious diseases in human and companion animals.

We continue to consider and evaluate opportunities and/or partnerships that will promote the advancement of our portfolio of scientific technologies and expect to commence preclinical testing in 2012 as our capital resources permit. The key technology behind the production of MU1140-S is our Differentially Protected Orthogonal Lanthionine Technology platform, or DPOLT, which is a patented, novel organic chemistry platform that we believe will enable the first ever commercial scale, cost-effective production of any of the 50 known lantibiotics. We intend to seek a partner for the DPOLT platform technology in order to create a pipeline of lantibiotics for therapeutic use.

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

We have recently repositioned the Company towards increasing our focus and efforts – both financially and operationally-on our probiotics business and on our antibiotics development due to the recent collaboration with Intrexon. We expect to focus on our oral health probiotic business to improve market awareness and provide for the potential for increased future sales. We expect to devote a substantial portion of our available resources to our oral health probiotic business and continued research and development and clinical trials for our other product candidates toward the goal of outlicensing such product candidates or entering into partnerships or collaborative arrangements for the development of such product candidates. In addition, we expect to devote resources to the protection of our intellectual property and the general and administrative support of our operations.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through June 30, 2012, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the six months ended June 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, respectively our net revenues were $639,934, $697,506, $1,444,447 and $1,308,910.

As of June 30, 2012, we had an accumulated deficit of $49,541,595 and we have yet to achieve profitability. We incurred net losses of $8,545,679 and $3,932,256 for the six months ended June 30, 2012 and 2011, respectively, and $7,678,868 and $7,805,165 for the years ended December 31, 2011 and 2010, respectively.

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

The Intrexon Corporation Transaction:

On June 5, 2012, we entered into a worldwide Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients (API) for the treatment of infectious diseases in humans and companion animals. Contemporaneously with the Channel Agreement, we entered into a Stock Issuance Agreement with Intrexon which authorized the issuance of shares of our common stock as a technology access fee to Intrexon and provided for future stock issuances of our common stock to Intrexon upon the achievement of designated milestones.

The Exclusive Channel Collaboration Agreement with Intrexon

The Channel Agreement with Intrexon governs a “channel partnering” arrangement in which we will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Channel Agreement establishes committees comprised of our representatives and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The Channel Agreement grants us an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companies of lantibiotics for the purpose of prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Channel Agreement, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Channel Agreement, we will pay Intrexon on a quarterly basis 25% of gross quarterly profits derived in that quarter from the sale of products developed from the Channel Agreement, calculated on a Oragenics Product-by-Oragenics Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

During the first 18 months of the agreement, neither we nor Intrexon may terminate the Channel Agreement other than in the event of a material breach by the other party and Intrexon may terminate the Channel Agreement under certain circumstances if the we assign our rights under the Channel Agreement without Intrexon’s consent. Following the first 18 months of the agreement, Intrexon may also terminate the Channel Agreement if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the Channel Agreement. Following the first 18 months of the Agreement, we may voluntarily terminate the Channel Agreement at any time upon 90 days written notice to Intrexon.

Upon termination of the Channel Agreement, we may continue to develop and commercialize any Oragenics Product that, at the time of termination:

•	is being commercialized by us;

•	has received regulatory approval;

•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•

is the subject of at least an ongoing Phase I, Phase A, Phase II or Phase III clinical trial (in the case of a termination by Intrexon due to a Oragenics uncured breach or a voluntary termination by the Company), or an ongoing Phase I clinical trial in the Field (in the case of a termination by the Company due to an Intrexon uncured breach or a termination by Intrexon following an unconsented assignment by the Company or the Company’s election not to pursue development of a Superior Therapy).

Our obligation to pay 25% of gross profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.

The Stock Issuance Agreement and Certain Registration Rights

In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, we entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement we issued to Intrexon 4,392,425 shares of our common stock as an initial technology access fee, in consideration for the execution and delivery of the Channel Agreement and we granted Intrexon certain equity participation rights and registration rights.

Under the Stock Issuance Agreement and as part of the Channel Agreement, we have also agreed to make certain payments to Intrexon upon our achievement of designated milestones in the form of shares of our Common Stock or at our option make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issues). The milestone events and amounts payable are as follows:

(i) filing of the first Investigational New Drug application with the U.S. Food and Drug Administration that number of shares of common stock equal to the number of shares of Common Stock comprising 1.0% of the Base Shares ;

(ii) upon the dosing of the first patient in the first Phase 2 clinical study, that number of shares of common stock equal to the number of shares of Common Stock comprising 1.5% of the Base Shares;

(iii) upon the dosing of the first patient in the first Phase 3 clinical study, that number of shares of common stock equal to the number of shares of Common Stock comprising 2% of the Base Shares;

(iv) upon the filing of the first New Drug Application (“NDA”) or Biologics License Application (“BLA”) with the U.S. Food and Drug Administration for an Company Product, or alternatively the filing of the first equivalent regulatory filing with a foreign regulatory agency, that number of shares of common stock equal to the number of shares of Common Stock comprising 2.5% of the Base Shares; and

(v) upon the granting of the first regulatory approval of an Oragenics Product, that number of shares of common stock (the equal to the number of shares of Common Stock comprising 3% of the Base Shares.

Base Shares is defined in the Stock Issuance Agreement to mean (i) the number of shares of our common stock together with any securities or instruments convertible or exercisable for shares of common stock issued and outstanding at the time of the applicable milestone event, (ii) minus any shares issuable upon conversion of Capital Inducement Securities. Capital Inducement Securities is defined in the Stock Issuance Agreement to mean warrants or other convertible securities we may issue to investors in connection with a debt or equity investment in us that are issued in addition to the primary investment securities and in an amount not to exceed 10% of the overall number of shares issued in the investment (on an as-converted to common stock basis).

The registration rights granted to Intrexon in the Stock Issuance Agreement by the Company consisted of “piggyback registration” rights which permit Intrexon to participate in any firm commitment underwritten offering of securities by the Company, subject to underwriter cutbacks and lockups. In addition, the Company is precluded from granting registration rights in connection with a private placement unless (i) all shares held by Intrexon are, at the time of such private placement, included on a registration statement, or (ii) the Company agrees, in connection with such private placement, to grant Intrexon the right to include on the registration statement a number of Intrexon’s Company shares equal to one half of the number of shares to be registered on behalf of the other holders or prospective holders.

Pursuant to the Stock Issuance Agreement, Intrexon is also entitled, at its election, to participate in future securities offerings of the Company that constitute “qualified financings” and purchase securities equal to 30% of the number of shares of common stock or other securities sold in such offering (exclusive of Intrexon’s purchase). For this purpose, a “qualified financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $1,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or the Company agrees to register the resale of such shares.

The Stock Issuance Agreement contains a standstill provision pursuant to which, among other things, Intrexon has agreed that, for a period of three years, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing.

The July 2012 Private Placement Financing and Secured Debt Conversion:

On July 30, 2012, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we: (i) sold to the Purchasers an aggregate of 8,666,665 shares of our Common Stock at a price per share of $1.50 (the “Common Shares”) for aggregate gross proceeds of approximately $13,000,000 (the “Offering”). We intend to use the net proceeds from this offering to accelerate development of several of our key initiatives including the recently announced Channel Agreement with Intrexon relating to the our lantibiotics program, sales and marketing of our probiotic product lines and general corporate purposes.

In connection with the Offering, we also entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days of the closing date of the Offering (the “Filing Date”) for the resale by the Purchasers of all of the Common Shares and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”). The Initial Registration Statement must be declared effective by the SEC within ninety (90) days of the closing date of the Offering (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date, the Company will be required to pay liquidated damages to each of the Purchasers equal to 1.0% of the aggregate purchase price paid by such Purchaser for the Registrable Securities upon the date of the Event and then monthly thereafter until the earlier of: (i) the Event is cured, or (ii) the registrable shares are eligible for resale under Rule 144 without manner of sale or volume limitations. In no event shall the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 6% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of the our Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with us described below) or shares acquired by any officers or directors participating in the Offering.

Because the Offering constituted a “qualified financing” under the terms of our existing Loan Agreement with the KFLP, our secured debt in the principal amount of $2.5 million, together with accrued but unpaid interest thereon, due to the KFLP was automatically converted contemporaneously with the closing of the Offering into 1,692,123 shares of common stock issued to the KFLP at the same price of $1.50 per share paid by the Purchasers in the Offering. The KFLP waived receiving comparable registration rights as the Purchasers in the Offering as well as its piggyback registration rights applicable to the Offering. Intrexon also waived its piggyback registration rights applicable to the Offering and waived its participation rights. As a result of the conversion of the secured indebtedness, the Loan Agreement together with the related Security Agreement and related agreements have been terminated.

Organization:

Effective April 30, 2012, Dr. Robert Zahradnik resigned as our Vice President of Operations to pursue other opportunities.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $549,313, $595,317, $1,229,510 and $1,128,895 for the six months ended June 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to continue to increase in the near future. However, our success will depend on a number of factors, including our ability to continue to engage in marketing efforts related to our ProBiora3 products.

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

We expect our research and development expenses related to the probiotics programs as well as our lantibiotics program to increase in the future. Costs related to other areas may decrease until we partner or license them. Our research and development expenses were $6,530,572, $1,044,264, $2,449,178 and $2,014,784 for the six months ended June 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010, respectively.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Net Revenues. We generated net revenues of $256,407 for the three months ended June 30, 2012 compared to $347,569 for the three months ended June 30, 2011. Our ProBiora3 revenues decreased from Q2 2011 due primarily to a decline in advertising and promotional expenditures.

Cost of Goods Sold. Cost of goods sold decreased by $216,559 to $112,258 for the three months ended June 30, 2012 compared to $328,817 for the three months ended June 30, 2011. This decrease was primarily attributable to decrease in scrap expense and a decrease in revenue.

Research and Development. Research and development expenses were $6,177,374 for the three months ended June 30, 2012 compared to $631,363 for the three months ended June 30, 2011, an increase of $5,546,011 or 878%. This increase in research and development expenses was primarily due to the payment of the technology access fee in common stock to Intrexon pursuant to the terms of the Channel Agreement for a total expense of $5,798,001. This increase was offset by decreases in salary and salary related costs of $71,573, stock based compensation costs of $49,146, and clinical trial costs of $121,154.

Selling, General and Administrative. Selling, general and administrative expenses were $835,474 for the three months ended June 30, 2012 compared to $1,691,763 for the three months ended June 30, 2011; a decrease of $856,289 or 51%. This decrease was due to reduced advertising and marketing expense of $82,781 due to the withdrawal from the mass retail channel in the first quarter of 2011, decreases in salary and compensation related costs of $206,742, and decreases in employee and non-employee stock option expense of $681,692, which were offset by increases in legal and professional fees of $47,504 and consultant and temporary labor costs of $105,908.

Other Income (Expense). Other income (expense) was $(60,072) for the three months ended June 30, 2012 compared to $(68,869) for the three months ended June 30, 2011, a decrease of expenses of $(8,797). The decrease was primarily attributable to a decrease in interest expense of $7,570.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Net Revenues. We generated net revenues of $636,934 for the six months ended June 30, 2012 compared to $697,506 for the six months ended June 30, 2011. Our ProBiora3 revenues decreased from Q2 2011 due primarily to a decline in advertising and promotional expenditures.

Cost of Goods Sold. Cost of goods sold decreased by $113,327 to $310,467 for the six months ended June 30, 2012 compared to $423,794 for the six months ended June 30, 2011. This decrease was primarily attributable to decrease in scrap expense.

Research and Development. Research and development expenses were $6,530,572 for the six months ended June 30, 2012 compared to $1,044,264 for the six months ended June 30, 2011, an increase of $5,486,308 or 525%. This increase in research and development expenses was primarily due to the payment of the technology access fee in common stock to Intrexon pursuant to the terms of the Channel Agreement for total expense of $5,798,001. This increase was offset by decreases in salary and salary related costs of $103,642, stock based compensation of $64,274, and clinical trial costs of $108,000.

Selling, General and Administrative. Selling, general and administrative expenses were $2,143,468 for the six months ended June 30, 2012 compared to $3,049,209 for the six months ended June 30, 2011; a decrease of $905,741 or 29.7%. This decrease was due to reduced advertising and marketing expense of $334,092 due to the withdrawal from the mass retail channel in the first quarter of 2011, salary and compensation related costs of $332,758, and employee and non-employee stock option expense of $524,584, which were offset by increases in legal and professional fees of $123,442 and consultant and temporary labor costs of $184,016.

Other Income (Expense). Other income (expense) was $(198,106) for the six months ended June 30, 2012 compared to $(112,495) for the six months ended June 30, 2011, an increase of expenses of $(85,611). The increase was primarily attributable to an increase in interest expense of $86,914.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the six months ended June 30, 2012 and 2011, our operating activities used cash of $2,292,991 and $2,584,733, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus (deficit) of $495,940 and $(8,328,004) at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012 and 2011, our investing activities provided/used cash of $0 and $0, respectively.

During the six months ended June 30, 2012 and 2011, our financing activities provided cash of $3,215,738 and $2,452,630, respectively. The cash provided by financing activities during the six months ended June 30, 2012 was primarily due to borrowings under a convertible revolving note payable and new secured note payable both due to the same shareholder. The cash provided by financing activities during the six months ended June 30, 2011 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder, offset by reductions in short term notes payable.

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

March 2012 Debt Exchange and Secured Debt Financing

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the Koski Family Limited Partnership (“KFLP”), an accredited investor and our largest shareholder. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and a warrant to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our Credit Facility as amended. The outstanding indebtedness consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. As a result of the Debt Exchange Agreement, the Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. We have valued the common stock and warrant at $8,737,011 which equaled the carrying value of the Credit Facility and related accrued interest. The market for our stock did not generate enough volume to provide accurate pricing for the block of stock and warrant covered by the Debt Exchange Agreement. A significant discount to the market for the Company’s stock would be needed to sell this number of shares and warrant, as such, the value of the existing indebtedness of $8,737,011 is more clearly indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP which provided us with up to $2.5 million in secured funding in two advances of $1,250,000, the first of which occurred on March 23, 2012 and the second on April 23, 2012. The Loan Agreement provided that borrowings would mature in three years and bear interest at the rate of 5.0% and were secured by select assets relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. Amounts borrowed under the Loan Agreement were subject to automatic conversion upon a subsequent “qualified financing” by us of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of our common stock. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. The fair value of the warrant using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrant has an initial value of $483,559. The value of the warrant was credited to Additional Paid-in Capital. This discount of $483,559 will be charged to interest expense over the life of the Loan Agreement.

The July 2012 Private Placement

On July 30, 2012, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we: (i) sold to the Purchasers an aggregate of 8,666,665 shares of our Common Stock at a price per share of $1.50 (the “Common Shares”) for aggregate gross proceeds of approximately $13,000,000 (the “Offering”). We intend to use the net proceeds from this offering to accelerate development of several of our key initiatives including its recently announced Exclusive Channel Collaboration Agreement with Intrexon Corporation (“Intrexon”) relating to our lantibiotics program, sales and marketing of the Company’s probiotic product lines and general corporate purposes.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of the Company’s Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with the Company described below) or shares acquired by any officers or directors participating in the Offering.

Because the Offering constituted a “qualified financing” under the terms of our Loan Agreement with the KFLP, our secured debt in the principal amount of $2.5 million, together with accrued but unpaid interest thereon, due to the KFLP was automatically converted contemporaneously with the closing of the Offering into 1,692,123 shares of common stock issued to the KFLP at the same price of $1.50 per share paid by the Purchasers in the Offering. The KFLP waived receiving comparable registration rights as the Purchasers in the Offering as well as its piggyback registration rights applicable to the Offering. Intrexon also waived its piggyback registration rights applicable to the Offering and waived its participation rights. As a result of the conversion of the secured indebtedness, the Loan Agreement together with the related Security Agreement and related agreements were terminated.

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

Grants

On June 10, 2010, we were awarded the matching $500,000 grant from the NSF to support an SBIR Phase II grant previously awarded in 2008 for further development of our DPOLT platform. On each of June 17, 2010, February 28, 2011, September 29, 2011 and March 29, 2012, we received $125,000 related to this NSF awarded SBIR II Phase II grant for the company’s DPOLT platform. Proceeds from the financing are to be allocated to further the development of our DPOLT platform, essential to the production of our lead antibiotic, MU1140, subject to the goals set forth by the NSF SBIR Phase II grant received by us.

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

Future Capital Requirements

Our capital requirements through 2013 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop each of our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as significant costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and non-dilutive financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

In addition, the report of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support prior to July 2012 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital we will need to significantly modify our operational plans in order for us to continue as a going concern. We believe that the recent completion of our private placement offering will eliminate this doubt and enable us to continue as a going concern; however, if we are unable to raise capital in the future, we will need to obtain alternative financing or significantly modify our operational plans for us to continue as a going concern. Further, and notwithstanding the receipt of the net proceeds from our private placement offering, given our planned expenditures for the next several years, including, without limitation, expenditures in connection with our contemplated clinical trials of SMaRT Replacement Therapy and MU1140-S, it is possible that our independent registered public accounting firm may conclude, in connection with their attestation of our financial statements for fiscal years after 2011, that there is substantial doubt regarding our ability to continue as a going concern.

We believe that the net proceeds from our recent private placement offering, together with our existing cash and cash equivalents, and committed research and development funding, will allow us to fund our operating plan through at least the next 18 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also require additional capital beyond our currently forecasted amounts, such as, if we determine to proceed independently with a Phase 3 clinical trial for our SMaRT Replacement Therapy. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2012.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company for the six months ended June 30, 2012. The adoption of this guidance, which involves presentation and disclosures only, did not impact the Company’s financial statements.

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

During 2010, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management continued its efforts during the first quarter of 2012 to remediate material weaknesses in the internal control over financial reporting. However, based on the continued existence of material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2012, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on June 30, 2012 Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding that is not in the ordinary course of business or otherwise material to our financial condition or business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. There have been changes from the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and they are denoted with an “*” below.

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

Risks Related to Our Business

* We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $8.5 million, $3.9 million, $7.6 million and $7.8 million for the six months ended June 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, respectively. As of June 30, 2012 our accumulated deficit was approximately $49.5 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnership with Intrexon Corporation and the development and commercialization of our product candidates, as well as our increased marketing and sales efforts for our ProBiora3 products will increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from ProBiora3 products is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

* We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $13 million in gross proceeds from our recent private placement of common stock, we anticipate that our cash resources as of July 31, 2012 will be sufficient to fund our operations for at least the next 18 months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize lantibiotics and for ProBiora3 sales and marketing efforts, further progress with the development of our other product candidates including our SMaRT Replacement Therapy, MU1140-S and LPT3-04 product candidates may be significantly delayed and may depend on the success of our development efforts involving lantibiotics. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. If our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

* Our success will also depend on our ability to significantly increase sales of our ProBiora3 products which have only generated modest revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $545,134 for the six months ended June 30, 2012 and $1,193,236 and $1,128,895 for the years ended December 31, 2011 and 2010, respectively. While we plan to significantly increase the amount we spend on sales and marketing efforts for our ProBiora3 products, there can be no assurance that it will result in a significant increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our SMaRT Replacement Therapy and MU1140-S product candidates and their successful commercialization.

Our SMaRT Replacement Therapy and MU1140-S product candidates have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the preclinical and clinical development of our SMaRT Replacement Therapy and MU1140-S product candidates. We are currently in the process of commencing a second Phase 1 clinical trial to examine the safety and genetic stability of an attenuated version of the SMaRT strain in humans. We do not know whether our planned and current clinical trials for our SMaRT Replacement Therapy product candidate will be completed on schedule, if at all. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140-S product candidate, we have performed extensive preclinical testing using native MU1140 and have since completed an Exclusive Channel Collaboration Agreement with Intrexon Corporation. We expect to use Intrexon’s proprietary technologies to conclude the preclinical testing of MU1140-S, including toxicity testing in rodent and non-rodent animal models, during the first half of 2013. We intend to file an Investigational New Drug, or IND, application with the FDA in mid-2014. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our SMaRT Replacement Therapy and MU1140-S product candidates. If our SMaRT Replacement Therapy or MU1140-S product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

The technology on which our channel partnering arrangement with Intrexon is based on early stage technology in the field of lantibiotics.

Our exclusive channel collaboration arrangement with Intrexon contemplates the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease and may therefore involve unanticipated risks or delays. The risk factors set forth herein that apply to our SMaRT Replacement Therapy, MU1140-S and LPT3-04 product candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our exclusive channel partnership with Intrexon.

We will incur additional expenses in connection with our exclusive channel collaboration arrangement with Intrexon.

Pursuant to our exclusive channel collaboration with Intrexon, we are responsible for future research and development expenses of product candidates developed under such collaboration, the effect of which we expect will increase the level of our overall research and development expenses going forward. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our exclusive channel collaboration with Intrexon.

Because our collaboration with Intrexon is relatively new, we have yet to assume development responsibility and costs associated with such program. In addition, because development activities are determined pursuant to a joint steering committee comprised of Intrexon and ourselves and we have limited experience, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaboration due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize lantibiotic products.

Under our exclusive channel collaboration agreement with Intrexon (the “ECC”), we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 18 months, neither we nor Intrexon may terminate the ECC, except under limited circumstances. Following the first 18 months, Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the ECC and if the ECC is terminated it would prevent us from achieving our business objectives.

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

Our SMaRT Replacement Therapy and MU1140-S product candidates are both in early stage development and will require partners with deep financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We are currently conducting a second Phase 1 clinical trial to examine the safety and genetic stability of an attenuated version of the SMaRT strain in humans. Currently our clinical trials for our SMaRT Replacement Therapy product candidate are ongoing. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140-S product candidate, we have performed extensive preclinical testing using native MU1140 and expect to pursue the preclinical testing of MU1140-S, including in vitro and animal models, during 2012. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our SMaRT Replacement Therapy and MU1140-S product candidates. If our SMaRT Replacement Therapy or MU1140-S product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

The processing, formulation, packaging, labeling and advertising of our probiotic products are subject to regulation by one or more federal agencies including the FDA, the Federal Trade Commission and the Environmental Protection Agency. Our activities are also subject to regulation by various agencies of the states and localities in which our probiotic products are sold. Any changes in the current regulatory environment could impose requirements that would limit our ability to market our probiotic products and make bringing new products to market more expensive. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may adversely affect our business, financial condition and results of operations. While our ProBiora3 products are categorized as foods, it is possible that the FDA or a state regulatory agency could classify these products as a cosmetic or a drug. If the products are classified as cosmetics rather than a food, we would be limited to making claims that the products cleanse and beautify, but we could not make structure or function claims. If our probiotic products are classified as drugs, we would not be able to market the ProBiora3 products without going through the drug approval process. Either of these events would limit our ability to effectively market our products and would adversely affect our financial condition and results of operations. If the FDA or a state regulatory agency viewed the products as cosmetics or drugs, they could claim that the products are misbranded and require that we repackage and relabel the products and impose civil and/or criminal penalties. Either or both of these situations could adversely affect our business and operations.

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

The commercial success of our ProBiora3, LPT3-04, MU1140-S, SMaRT Replacement Therapy and lantibiotics, and other product candidates will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

Risks Related to Our Common Stock

* KFLP, together with members of the Koski family, have a substantial interest in our outstanding shares of common stock.

As of August 1, 2012 the KFLP, together with members of the Koski family, beneficially own approximately 46% (which reflects the July 31, 2012 conversion of the outstanding indebtedness of the Company to the KFLP into shares of common stock ) of our outstanding shares of common stock, including outstanding warrants to acquire 2,170,925 shares of our common stock that we issued to the KFLP in connection with our Debt Exchange Agreement and Loan Agreement.

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

* Our stock price has historically been volatile and the trading volume of our stock has been low.

Since our initial public offering in June 2003 and through June 30, 2012 our stock price has fluctuated from $90.00 to $0.75 per share. The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

* The issuance of additional equity securities by us in the future could result in dilution to our existing shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares has increased from 12,170,795 shares as of March 31, 2012 to 27,204,721 as of August 6, 2012. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

* Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 12,170,795 shares as of March 31, 2012 to 27,204,721 as of August 6, 2012. In June of 2012 we issued to Intrexon 4,392,425 shares of our common stock which are subject to piggy –back registration rights. On or about July 31, 2012, we issued 8,666,665 shares of Common Stock to investors and Warrants to purchase an additional 771,169 shares of Common Stock to the placement agent and pursuant to a Registration Rights Agreement we are required to register these shares and warrant shares for resale. Upon effectiveness of a registration statement these shares may be resold in the open market. As of August 6, 2012, there were 27,204,721 shares of our common stock outstanding, with another 2,477,313 shares of common stock issuable upon exercise of warrants to investors, 660,425 shares issuable upon exercise of options outstanding and an additional 64,262 shares available for option grants under our 2002 Amended and Restated Stock Option Plan (“Stock Incentive Plan”). The issuance of shares of our common stock under our Stock Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal or business circumstances of sellers and other factors.

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

Chief Executive Officer Compensation. On August 6, 2012, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of Oragenics, Inc. (the “Company”) authorized payment of a cash bonus of $16,333 to John N. Bonfiglio, the Company’s Chief Executive Officer. The bonus had previously been approved by the Compensation Committee under his executive bonus plan, but deferred due to the Company’s then financial position. In addition, the Company has agreed to reimburse up to $1,500 per month of Dr. Bonfiglio’s living expenses for the next 12 months.

Long Term Performance Based Incentive Program (LTIP) Awards. On August 6, 2012 the Compensation Committee also determined that, as a result of the recent capital raise by the Company of approximately $13 million, the $10 million capital raise performance goal set forth in the LTIP adopted by the Compensation Committee and Board of Directors in November 2011 has been met. Accordingly, Executive officers John Bonfiglio and Martin Handfield, as well as the non-employee directors of the Company, were awarded of shares of common stock. The aggregate number of shares awarded under the LTIP was 465,816 and the Company retained a total of 46,287 shares to satisfy the withholding tax obligations of the executive officer participants. However, since the aggregate number of shares due under the LTIP exceeded the number shares currently available under the Company’s 2002 Amended and Restated Stock Option and Incentive Plan (the “Stock Incentive Plan”), the number of shares to be issued on August 6, 2012 were proportionately reduced (as provided for in the award agreements) to an aggregate of 325,000 shares as available and authorized under the Stock incentive Plan and the remaining 140,816 shares will be issued at a later date upon shareholder approval of an increase in the number of shares of common stock available under the Stock Incentive Plan. The number of shares awarded pursuant to the LTIP was determined by multiplying (i) the previously approved award percentage for the individual by (ii) the total number of outstanding shares of Common Stock at the time the performance goal was met. The closing price of the Company’s stock on August 6, 2012, was $2.75 per share and the Company had 26,926,008 shares of common stock outstanding prior to such awards.

The table below sets forth the number of shares of common stock awarded to Dr. Bonfiglio and Dr. Handfield under the LTIP.

Executive Officer Name and Position	Approved Award Percentage	Total Number of Shares of Common Stock Awarded	Number of Shares of Common Stock Issued on August 6, 2012	Number of Shares of Common Stock Remaining to be Issued
John Bonfiglio, CEO	.70%	188,482	132,000 (of which 34,914 shares were retained by the Company for withholding taxes)	56,482
Martin Handfield, VP R&D	.23%	61,929	43,000 (of which 11,373 shares were retained by the Company for withholding taxes)	18,929

The table below sets forth the number of shares of common stock awarded to each of the Non-Employee directors under the LTIP.

Director Name	Approved Award Percentage	Total Number of Shares of Common Stock Awarded	Number of Shares of Common Stock Issued on August 6, 2012	Number of Shares of Common Stock Remaining to be Issued
Frederick Telling	.16%	43,081	30,000	13,081
Charles Pope	.16%	43,081	30,000	13,081
Christine Koski	.16%	43,081	30,000	13,081
Robert Koski	.16%	43,081	30,000	13,081
Alan Dunton	.16%	43,081	30,000	13,081

New Executive Officer Participant - Long Term Incentive Program. As a result of the departure of certain officers of the Company, including our previous chief financial officer, participation as to such individuals in the LTIP was terminated. While the LTIP provided that new participants could be added, at the time our new Chief Financial Officer, Mr. Michael Sullivan, joined the Company he was not made a participant in the LTIP. Because the LTIP was designed to motivate participants to achieve designated financial and performance objectives, and to reward the participants, if and when, those objectives are met, at its August 6, 2012 Compensation Committee meeting, the Committee determined to designate Mr. Sullivan as a participant in the LTIP. The share based awards payable to Mr. Sullivan will be based on the achievement of the same performance goals previously disclosed and applicable to all plan participants (excluding the capital raise goal determined to have been met prior to Mr. Sullivan’s becoming a participant) and tied to approved percentages. The specific approved percentages for Mr. Sullivan’s awards upon achievement of the designated performance goals are as follows:

	Performance Goals
	$10M	$20M	Positive	EPS	$10 Share	$20 Share	License
	Sales	Sales	CF	Goal	Appreciation	Appreciation	Technology
Award Percentage	0.22%	0.18%	0.22%	0.31%	0.22%	0.14%	0.18%

Mr. Sullivan entered into a form of award agreement for employee participants substantially in the form previously approved by the Committee and filed with the SEC except to the extent of the capital raise performance goal and the retention component award, which Mr. Sullivan did not receive.

Annual Meeting-Shareholder Director Nominations. On August 6, 2012, the board of directors of Oragenics, Inc. (the “Company”) determined to hold its 2012 Annual Meeting of Stockholders (the “Annual Meeting”) on October 23, 2012. The record date, time and location of the Annual Meeting will be as set forth in the Company’s proxy statement for the Annual Meeting.

Because the date of the upcoming Annual Meeting is more than 30 days after the anniversary of the 2011 Annual Meeting, proposals to be included in the Company’s proxy statement for the Annual Meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received on or before September 1, 2012, which the Company believes is a reasonable time before it expects to begin to print and send its proxy materials,

Shareholders must deliver the proposals or nominations to the Company’s principal executive offices at the following address: Oragenics, Inc., Attn: Corporate Secretary, 3000 Bayport Drive, Suite 685, Tampa, Florida 33607.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2012.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.1	Stock Purchase Agreement by and between Oragenics, Inc. and the Purchasers dated July 30, 2012.	8-K	001-32188	10.1	8/2/12

10.2	Registration Rights Agreement by and between Oragenics, Inc. and the Purchasers dated July 30, 2012.	8-K	001-32188	10.2	8/2/12

10.3	Form of placement agent Warrant.	8-K	001-32188	10.3	8/2/12

10.4	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.	8-K	001-32188	10.1	6/11/12

10.5	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.	8-K	001-32188	10.2	6/11/12

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.