Form 10-Q
period 2012-09-30
ORAGENICS INC
filed 2012-11-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 1, 2012, there were 27,382,830 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,757,775	$171,739
Restricted cash	144,586	264,960
Accounts receivable, net	72,379	92,644
Inventory, net	279,949	475,592
Prepaid expenses and other current assets	236,402	113,331

Total current assets	12,491,091	1,118,266

Property and equipment, net	92,893	148,686

Total assets	$12,583,984	$1,266,952

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,398,603	$1,740,216
Short term notes payable	88,492	53,092
Deferred revenue	265,841	152,962
Convertible secured note payable to shareholder	—	7,500,000

Total current liabilities	1,752,936	9,446,270

Shareholders’ equity (deficit):
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,204,721 and 5,894,176 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	27,205	5,894
Additional paid-in capital	62,901,379	32,810,704
Accumulated deficit	(52,097,536)	(40,995,916)

Total shareholders’ equity (deficit)	10,831,048	(8,179,318)

Total liabilities and shareholders’ equity (deficit)	$12,583,984	$1,266,952

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net	$264,248	$350,351	$901,182	$1,047,857
Cost of sales	164,059	134,411	474,526	558,205

Gross profit	100,189	215,940	426,656	489,652

Operating expenses:
Research and development	600,208	562,723	7,130,780	1,606,987
Selling, general and administrative	1,596,554	1,364,326	3,740,022	4,413,535

Total operating expenses	2,196,762	1,927,049	10,870,802	6,020,522

Loss from operations	(2,096,573)	(1,711,109)	(10,444,146)	(5,530,870)

Other income (expense):
Interest income	5,645	329	7,193	706
Interest expense	(456,237)	(96,722)	(654,611)	(208,182)
Local business tax	(8,776)	212	(10,056)	(1,200)

Total other income (expense), net	(459,368)	(96,181)	(657,474)	(208,676)

Loss before income taxes	(2,555,941)	(1,807,290)	(11,101,620)	(5,739,546)

Net loss	$(2,555,941)	$(1,807,290)	$(11,101,620)	$(5,739,546)

Basic and diluted net loss per share	$(0.11)	$(0.32)	$(0.76)	$(1.01)

Shares used to compute basic and diluted net loss per share	23,793,309	5,683,076	14,578,448	5,671,208

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,101,620)	$(5,739,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock	5,798,001	—
Accretion of discount on note payable to shareholder	483,559	—
Depreciation and amortization	55,793	60,144
Stock-based compensation expense	1,057,218	1,058,327
Changes in operating assets and liabilities:
Accounts receivable, net	20,265	78,642
Income tax receivable	—	362,218
Inventory, net	195,643	(198,846)
Prepaid expenses and other current assets	11,843	98,358
Accounts payable and accrued expenses	(104,556)	29,004
Deferred revenue	112,879	148,197

Net cash used in operating activities	(3,470,975)	(4,103,502)

Cash flows from financing activities:
Borrowings under note payable to shareholder	2,500,000
Borrowings under convertible secured note payable to shareholder	750,000	4,000,000
Payments on short term notes payable	(99,514)	(121,335)
Payment of income taxes associated with stock based compensation	(127,291)	—
Net proceeds from issuance of common stock	11,913,442	—
Restricted cash released, net	120,374	92,734

Net cash provided by financing activities	15,057,011	3,971,399

Net increase (decrease) in cash and cash equivalents	11,586,036	(132,103)
Cash and cash equivalents at beginning of the period	171,739	(132,103)

Cash and cash equivalents at end of the period	$11,757,775	$—

Supplemental disclosure of cash flow information
Interest paid	$2,936	$4,296

Non-cash investing and financing activities:
Borrowing under short term notes payable for prepaid expense	$134,914	$126,739

Par value of restricted stock granted as stock compensation	$—	$20

Conversion of notes payable and accrued interest to common shares and warrants	$11,275,196	$—

Discount on note payable to shareholder for warrants issued	$483,559	$—

Par value of restricted stock forfeited	$5	$—

Fair market value of 771,169 warrants issued to Griffin Securities, Inc. as a reduction of paid-in capital from issuance of common stock	$1,850,806	$—

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

The accompanying unaudited interim financial statements as of September 30, 2012 and December 31, 2011 (audited) and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. During the nine months ended September 30, 2012, the Company generated revenues of $901,182, incurred a net loss of $(11,101,620) and used cash of $(3,470,975) in its operating activities. As of September 30, 2012 the Company had an accumulated deficit of $(52,097,536).

During 2011 and through June 30, 2012, the Company’s primary source of debt and equity funding was provided by its largest shareholder, the Koski Family Limited Partnership, or KFLP. In July 2012, the Company raised $13,000,000 in gross proceeds through the issuance of 8,666,665 shares of its common stock to a number of new shareholders. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2012 will be sufficient to meet the business objectives as presently structured through at least December 2013.

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, and public or private financings. The Company’s future success depends on its ability to raise capital and increase revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail their current development programs, cut operating costs and forego future development and other opportunities.

3.	Significant Accounting Policies

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during 2012 have had or are expected to have an impact on the Company’s financial statements.

Revenue Recognition

The Company recognizes revenues from the sales of product when title and risk of loss pass to the customer, which is generally when the product is shipped. Grant revenues are recognized as the reimbursable expenses are incurred over the life of the related grant. Grant revenues are deferred when reimbursable expenses have not been incurred.

The Company records allowances for discounts and product returns at the time of sales as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time. The Company maintains a return policy that allows customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or product returns changes, the reserve will be adjusted. While the Company believes that the reserves it has established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and charge backs to vary. Because the ProBiora3 products have only recently been introduced, the Company could experience different circumstances in the future and these differences could be material.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to one mass retail customer and two dental distributors’ customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that period. The Company had approximately $21,500 and $26,000 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of September 30, 2012 and December 31, 2011, respectively. There was approximately $9,200 and $9,000 included in inventory under these agreements as of September 30, 2012 and December 31, 2011.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model for options and warrants. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or selling, general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $61,800 and $65,000 as of September 30, 2012 and December 31, 2011, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one mass retail customer. As of September 30, 2012 and December 31, 2011, the Company had approximately $-0- and $20,000, respectively, of inventory on consignment located at the retailers’ stores and warehouses, which is included in our inventory reserve. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Because the Company reported a net loss for all periods presented, shares associated with the convertible revolving note payable, stock options and warrants are not included because they are antidilutive as of December 31, 2011. Shares associated with stock options and warrants are not included because they are antidilutive as of September 30, 2012. Basic and diluted net loss per share amounts are the same for the periods presented. Net loss per share is computed using the weighted average number of shares of common stock outstanding.

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three and nine months ended September 30, 2012 and 2011, respectively. The majority of the Company’s cost of sales are from these key suppliers during the three and nine months ended September 30, 2012 and 2011. Accounts payable and accrued expenses for these vendors totaled approximately $23,200 and $108,000 as of September 30, 2012 and December 31, 2011, respectively.

4.	Commitments and Contingencies

The University of Florida Research Foundation Licenses

The Company holds licenses from the University of Florida Research Foundation, Inc. (“UFRF”) for its SMaRT Replacement Therapy and MU1140 product candidates.

SMaRT Replacement Therapy - The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein. The patent covers the genetically altered strain of S. mutans which does not produce lactic acid, a pharmaceutical composition for administering the genetically altered strain and the method of preventing tooth decay by administering the strain. The Company issued 599,940 shares of our common stock to the UFRF as partial consideration for the initial license.

MU1140 – The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use.” The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein.

Additional Terms of UFRF License Agreements - In the amended license agreements for SMaRT Replacement Therapy and MU1140 the UFRF has reserved the right to use and sell products and services for research purposes only. The amended license agreements also provide the UFRF with a license, for research purposes only, to any improvements that we make to the products and processes covered by the patents.

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

None of these milestones had been achieved as of September 30, 2012.

5.	Stock-Based Payment Arrangements

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine months Ended September 30,	Nine months Ended September 30,
	2012	2011	2012	2011
Research and development	$105,858	$32,590	$116,726	$107,731
Selling, general and administrative	693,533	179,545	940,492	950,596

Total stock based compensation expense	$799,391	$212,135	$1,057,218	$1,058,327

The Company granted 100,000 stock options, with a weighted-average grant date fair value of $1.03 per share, during the nine months ended September 30, 2012. No stock options were granted during the three months ended September 30, 2012. The Company granted 195,700 and 496,500 stock options, with a weighted-average grant date fair value of $1.02 and $3.30 per share, during the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2012, 191,925 stock options previously granted have vested and 164,750 stock options were forfeited.

On August 6, 2012, the Compensation Committee of the Board of Directors (the “Board”) of the Company met and determined that one of the performance goals established in the Company’s Long Term Incentive Programs (“LTIP”) as part of executive compensation and non-employee director compensation had been achieved. The performance goal met was the goal related to the Company successfully raising $10,000,000 of new capital. As a result of the Compensation Committee’s determination, and pursuant to the LTIP, Dr. John Bonfiglio, the Company’s Chief Executive Officer and Dr. Martin Handfield, the Company’s Vice President of Research and Development, were entitled to awards of 0.70% and 0.23% respectively of the Company’s common stock outstanding at the time of the Compensation Committee’s determination that such goal had been met. Accordingly, Dr. Bonfiglio and Dr. Handfield were awarded 188,482 and 61,929 shares of Company common stock under the Company’s Amended and Restated 2002 Stock Option and Incentive Plan (the “Plan”), respectively. Also on August 6, 2012 the Board met and determined that a similar performance goal under the previously established Long Term Incentive Program for the compensation of non-employee directors had been met. As a result, the Board approved the award of 43,081 shares of common stock under the Plan, to each of the Company’s directors who were not employed by the Company, including Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski.

The aggregate shares awarded under the Plan of 465,816, consisted of a total of 215,405 shares to non-employee directors and 250,411 shares to executive officers. Of the aggregate 465,816 shares awarded under the LTIPs, (i) 132,000 shares were awarded to Dr. Bonfiglio of which 34,914 shares were retained by the Company for applicable tax withholding obligations, (ii) 43,000 shares were awarded to Dr. Handfield of which 11,373 shares were retained by the Company for applicable tax withholding obligations, and (iii) 30,000 shares were awarded to each of the five non-employee directors, with the balance of the remaining aggregate shares awarded of 140,816 to be issued in the future at such time that an increase in the number of shares available under the Company’s Plan could be approved by the shareholders. See Note 11 — Subsequent Events.

The grant date fair value of the 278,713 shares issued under the LTIP was determined to be $429,218.

6.	Warrants

A summary of warrant activities for the nine months ended September 30, 2012 and for the year ended December 31, 2011 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2010	306,388	$19.14
Granted	—	—
Exercised		—
Expired	—	—

Balance - December 31, 2011	306,388	19.14
Granted	2,942,094	1.87
Exercised	—	—
Expired	(12,500)	6.00

Balance - September 30, 2012	3,235,982	$3.53

On March 23, 2012, pursuant to the terms of a Debt Exchange Agreement and a Loan Agreement with the Koski Family Limited Partnership, or KFLP, the Company issued warrants to acquire 1,571,405 and 599,520 shares of common stock, respectively, to the KFLP. The warrants are exercisable immediately at a price per share of $2.00 and expire three years from the date of issuance. See Note 9 — Convertible Revolving Notes Payable to Shareholder.

On July 30, 2012, the Company issued to Griffin Securities, Inc., or its designee, a five-year warrant to purchase up to 771,169 shares of the Company’s Common Stock with an exercise price of $1.50 per share. The warrant was issued as partial consideration for Griffin Securities, Inc. acting as the Placement Agent for our July 2012 Private Placement Financing. The warrants were valued at $2.40 per share.

The warrants outstanding as of September 30, 2012 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	771,169	7/30/17
$2.00	2,170,925	3/23/15
$10.00	5,000	4/15/14
$15.00	161,000	5/30/13
$26.00	127,888	5/30/13

	3,235,982

On September 27, 2012, the KFLP made a distribution of a portion of its warrants to the underlying partners of the KFLP. As a result of such distribution the KFLP retained warrants to acquire 61,405 and 599,520 respectively and its underlying partners (including certain trusts) were issued warrants to acquire an aggregate of 1,510,000 shares of common stock.

7.	Common Stock

On March 23, 2012, pursuant to the terms of the Debt Exchange Agreement, the Company issued 6,285,619 shares of common stock to the KFLP. See Note 9 — Convertible Revolving Notes Payable to Shareholder.

On June 5, 2012, in conjunction with the Company’s execution and delivery of the Channel Agreement with Intrexon, the Company entered into a Stock Issuance Agreement which included certain registration rights, with Intrexon. On June 5, 2012, pursuant to that Stock Issuance Agreement, Intrexon was issued 4,392,425 shares of the Company’s common stock, which was deemed consideration for the execution and delivery of the Channel Agreement. This resulted in the Company recording a non-cash expense of $5,798,001 during the quarter ended June 30, 2012. Under the terms of the Stock Issuance Agreement, the Company agreed to issue to Intrexon additional shares of its common stock based upon the achievement of certain milestones. See Note 4 — Commitments and Contingencies.

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

The Company’s former chief financial officer resigned on January 27, 2012 and as a result of such resignation, 5,000 shares of restricted common stock previously awarded but not yet vested at the time of his resignation were forfeited back to the Company.

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

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, the Company agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering, less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of the Company’s Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with us described below) or shares acquired by any officers or directors participating in the Offering.

The total amount charged to additional paid-in-capital as a result of the Offering was $1,086,558. This amount is comprised of $949,698 for services provided by Griffin Securities, Inc., $130,520 for services provided by the Company’s legal counsel and independent accountants, and $6,340 for other services.

In connection with the Offering, the Company also entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement required that the Company file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days of the closing date of the Offering (the “Filing Date”) for the resale by the Purchasers of all of the Common Shares and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”). The Initial Registration Statement must be declared effective by the SEC within ninety (90) days of the closing date of the Offering (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date, the Company will be required to pay liquidated damages to each of the Purchasers equal to 1.5% of the aggregate purchase price paid by such Purchaser for the Registrable Securities upon the date of the Event and then monthly thereafter until the earlier of: (i) the Event is cured, or (ii) the registrable shares are eligible for resale under Rule 144 without manner of sale or volume limitations. In no event shall the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 10% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

On August 31, 2012, the Company filed Form S-1 Registration Statement with the SEC. On September 21, 2012 the Company filed Amendment No. 1 to Form S-1 Registration Statement with the SEC. On September 26, 2012 the Registration Statement was declared effective by the SEC.

In connection with the Offering, the KFLP waived receiving comparable registration rights as the Purchasers in the Offering as well as its piggyback registration rights applicable to the Offering. Intrexon also waived its piggyback registration rights applicable to the Offering and waived its participation rights.

8.	Short Term Notes Payable

As of December 31, 2011, the Company had $53,092 in short-term notes payable for the financing of various insurance policies. On March 10, 2012, the Company entered into a short-term note payable for $50,037 bearing interest at 6.17% to finance the product liability insurance. Principal and interest payments on this note begin April 10, 2012 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2013.

On August 24, 2012 the Company entered into a short-term note payable for $84,876 bearing interest at 4.75% to finance the director and officers and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2012 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on May 24, 2013.

9.	Convertible Revolving Notes Payable to Shareholder

Prior to December 31, 2011 the Company had entered into a number of unsecured revolving credit agreements and amendments (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”), and accredited investor and the Company’s largest shareholder. As of December 31, 2011 the Company had borrowed $7,500,000 under the Credit Facility. On January 23, 2012, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment increased the available borrowing under the Credit Facility by $750,000 from $7,500,000 to $8,250,000. On January 23, 2012, the Company drew down on the Credit Facility, as amended, to borrow $750,000. All other terms of the Credit Facility remained the same.

On March 23, 2012, the Company entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the KFLP. Pursuant to the terms of the Debt Exchange Agreement, the Company issued 6,285,619 shares of common stock and a warrant to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our previously existing unsecured revolving credit facility (the “Credit Facility) with the KFLP. The outstanding indebtedness consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest of $487,011 through March 23, 2012 (the closing date). As a result of the Debt Exchange Agreement, the Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. The Company valued the common stock and warrant at $8,737,011 which equaled the carrying value of the Credit Facility and related accrued interest. The market for the Company’s stock did not generate enough volume to provide accurate pricing for the block of stock and warrants covered by the Debt Exchange Agreement. A significant discount to the market for the Company’s stock would be needed to sell the shares issued and issuable pursuant to the warrant, as such, the value of the existing indebtedness under the Credit Facility of $8,737,011 was determined to be indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

On March 23, 2012, the Company also entered into a new loan agreement (the “Loan Agreement”) with the KFLP which provided the Company with up to $2.5 million in secured funding in two advances of $1,250,000, the first of which occurred on March 23, 2012 and the second occurred on April 23, 2012. The Loan Agreement provided that borrowings would mature in three years and bear interest at the rate of 5.0% and were secured by select Company assets relating to or connected with the Company’s technologies. Pursuant to the Loan Agreement the Company issued an additional warrant to the KFLP to acquire 599,520 shares of our common stock. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. See Note 6 — Warrants.

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

Because the Offering constituted a “qualified financing” under the terms of the Company’s Loan Agreement with the KFLP, the Company’s secured debt in the principal amount of $2.5 million, together with accrued but unpaid interest of $38,185 thereon, due to the KFLP was automatically converted contemporaneously with the closing of the Offering into 1,692,123 shares of common stock issued to the KFLP at the same price of $1.50 per share paid by the Purchasers in the Offering. As a result of the conversion of the secured indebtedness, the Loan Agreement together with the related Security Agreement and related agreements were terminated. In addition the Company recognized $443,970 in interest expense due to the conversion of the note payable with warrants to common stock and the write off of the remaining discount to interest expense.

10.	Related Party Transactions.

The Company’s Chairman, Dr. Frederick Telling, participated in the Company’s Offering and acquired 98,111 shares. The participation of Dr. Telling was approved by the disinterested directors.

11.	Subsequent Events

On October 23, 2012, the shareholders approved the amendment, restatement and renaming of our 2002 Amended and Restated Stock Incentive Plan as our Amended and Restated 2012 Equity Incentive Plan. As a result of that approval, the remaining aggregate shares that were previously awarded of 140,816 and that were earned as a result of the achievement of one of the performance goals established in the Company’s Long Term Incentive Programs established as part of executive compensation and non-employee director compensation were issued. A total of 75,411 shares were issued to executive officers and 65,405 shares were issued to non-employee directors.

Of the aggregate 140,816 shares issued under the LTIPs, (i) 56,482 shares were issued to Dr. Bonfiglio of which 14,939 shares were retained by the Company for applicable tax withholding obligations, (ii) 18,929 shares were awarded to Dr. Handfield of which 5,007 shares were retained by the Company for applicable tax withholding obligations.

On October 23, 2012 the Compensation Committee of the Board of Directors approved the award of 83,500 shares of our common stock to Michael Sullivan our Chief Financial Officer. Of the 83,500 shares which were awarded, 26,261 shares were retained by the Company for applicable tax withholding obligations. The award was made in consideration of Mr. Sullivan’s services since he joined the Company, including but not limited to, his services regarding the Company’s securities filings, the financings by the KFLP, the Intrexon collaboration, the recent substantial capital raise closing and related follow-on registration statement. The fair market value of the shares awarded to Mr. Sullivan was $175,350.

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

Overview

We are a healthcare company focused primarily on developing novel antibiotics and oral health products. Within oral health we are marketing our oral health probiotic blend, ProBiora3 to consumers and to dental professionals.

Our Antibiotics

While conducting research and development on of our technologies, members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics such as MU1140 are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 50 lantibiotics have been discovered since 1927 when the first lantibiotic, nisin, was discovered. Lantibiotics are known to be potent antibiotic agents.

We have performed extensive preclinical testing on MU1140, which has demonstrated the molecule’s novel mechanism of action. MU1140 has proven active preclinically against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections or “HAIs”. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens.

The challenge presented by lantibiotics is that we have not been able to investigate their clinical usefulness due to our inability so far to produce or synthesize sufficient quantities of pure amounts of any of these molecules as a therapeutic agent for the treatment of infectious diseases. Standard fermentation methods, such as those used to make a variety of other antibiotics, typically result in production of only minute amounts of the lantibiotic. In cases where large amounts of a lantibiotic are made, such as with nisin, the unique chemical structure of lantibiotics has prevented the necessary purification needed for clinical testing.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately commercialization efforts, we are currently pursuing parallel paths as follows:

•

We recently entered into a worldwide exclusive collaboration agreement (“ECC”) with Intrexon Corporation (“Intrexon”) for the development and commercialization of the native strain of MU1140 using Intrexon’s advanced transgene and cell engineering platforms. Our efforts with Intrexon pursuant to the ECC continue to move forward following the capital raise we recently concluded. We expect to increase our research and development efforts with Intrexon in accordance with the terms of the ECC.

•

We also produced a synthetic version of MU1140 known as MU1140-S. We created MU1140-S using our patented, novel organic chemistry synthesis platform known as DPOLT (Differentially Protected Orthogonal Lanthionine Technology), which we expect to continue to develop internally. We concluded our work with Bachem, a peptide synthesis manufacturing company. While the work performed by Bachem yielded improvements in the yield of components necessary to synthesize MU1140-S, further research was determined to be needed which was beyond the scope of our initial agreement with Bachem. Rather than pursue an expanded agreement with Bachem we determined to proceed internally with continued research and development on increasing the yield associated with MU1140-S using DPOLT, which if successful, could lead to the first-ever synthetic route to commercial-scale production of a lantibiotic.

Our Probiotic Products

We have developed and are commercializing a variety of probiotic products that contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics business and consistent with these efforts:

•	we received the Frost and Sullivan Award for excellence in Oral Care Probiotics in 2011;

•	to better serve our customers, we continue to evaluate new delivery systems which we believe will enable us to deliver ProBiora3 to new markets and end-users;

•	we refocused our channel efforts, successfully limiting exposure to capital-intensive areas such as mass retail and increasing efforts in cost-effective, focused markets such as dental offices;

•	we recently announced the successful completion of an independently conducted, randomized, double blind clinical trial on EvoraKids; and

•

we initiated two, double blinded randomized, placebo controlled clinical studies one at the University of Washington and the other at Loma Linda University in California that we believe could allow us to enhance the claims we can make about our ProBiora3 products and assist us in registering the product for commercial sale in the European Union.

We have recently repositioned the Company towards increasing our focus and efforts – both financially and operationally-on our probiotics business and on the development of our antibiotic product candidate. We expect to focus on our oral health probiotic business to improve market awareness and provide for the potential for increased future sales. We expect to devote a substantial portion of our available resources to our oral health probiotic business and continued research and development and clinical trials for our antibiotic product candidate toward the goal of outlicensing such product candidate. For our other technologies and product candidates we expect to devote sufficient resources for their continued development toward the goal of outlicensing such product candidates or entering into partnerships or collaborative arrangements for the further development of such product candidates. In addition, we expect to devote resources to the protection of our intellectual property and the general and administrative support of our operations.

Other Technologies

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. We commenced a second Phase 1 clinical trial for SMaRT Replacement Therapy during the first quarter of 2011. Due to the very restrictive study enrollment criteria required by the FDA, enrollment of candidates meeting the restrictive criteria in this trial has been very slow. As a result we plan to meet with the FDA toward the goal of seeking approval for a revised enrollment criteria to make it less restrictive so that the trial can proceed. We continue to evaluate the research and development efforts for our SMaRT Replacement Therapy including the commitment of additional financial resources. The further commitment of funding will depend on a variety of factors, including but not limited to, the outcome of our objective to obtain a revised enrollment criteria with the FDA and the environment for partnering opportunities given the potential benefits we perceive that exist with our Replacement Therapy.

Our Weight Loss Agent-LPT3-04. In the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, a naturally occurring compound which is normally consumed in the human diet in small amounts, resulted in dose-dependent weight loss in experimental animal models. LPT3-04 consumption in the required amounts has been shown to be safe in humans. Due to the natural sweetness of LPT3-04 and the relatively large amounts of it that need to be consumed on a daily basis to achieve the desired weight loss effect, current product development efforts are focused on incorporating the compound into bars, milkshakes, and other food products. In furtherance of our efforts to date in developing LPT3-04:

•	Our LPT3-04 product yielded successful clinical results, paving the way for a potential newly commercialized product and/or partnership; and

•	We have submitted a patent application for the use of LPT3-04 for weight regulation with the United States Patent and Trademark Office, or U.S. PTO.

We are positioning our LPT3-04 weight loss agent for licensing following the successful completion of the proof-of-concept human clinical trial.

We also continue to consider and evaluate opportunities and/or partnerships that will promote the advancement of our portfolio of scientific technologies, including DPOLT which was specifically designed as a methodology for synthesizing lantibiotics using traditional organic chemistry techniques. Additionally, we have other non-core technologies that originated from the discoveries of our scientific team, including CMAT, which is a biomarker discovery platform. We believe these other non-core technologies could provide potential opportunities for future research and development for us.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through September 30, 2012, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the nine months ended September 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, respectively our net revenues were $901,182, $1,047,857, $1,444,447 and $1,308,910.

As of September 30, 2012, we had an accumulated deficit of $52,097,536 and we have yet to achieve profitability. We incurred net losses of $11,101,620 and $5,739,546 for the nine months ended September 30, 2012 and 2011, respectively, and $7,678,868 and $7,805,165 for the years ended December 31, 2011 and 2010, respectively.

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

The Channel Agreement grants us an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companies of lantibiotics for the purpose of prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent.

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

In connection with the Offering, we also entered into a registration rights agreement with the Purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement requires us to file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days of the closing date of the Offering (the “Filing Date”) for the resale by the Purchasers of all of the Common Shares and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”). The Initial Registration Statement must be declared effective by the SEC within ninety (90) days of the closing date of the Offering (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date, the Company will be required to pay liquidated damages to each of the Purchasers equal to 1.5% of the aggregate purchase price paid by such Purchaser for the Registrable Securities upon the date of the Event and then monthly thereafter until the earlier of: (i) the Event is cured, or (ii) the registrable shares are eligible for resale under Rule 144 without manner of sale or volume limitations. In no event shall the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 10% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

On August 31, 2012, we filed Form S-1 Registration Statement with the SEC. On September 21, 2012, we filed Amendment No. 1 to Form S-1 Registration Statement with the SEC. On September 26, 2012, the Registration Statement was declared effective by the SEC.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering, less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of the our Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with us described below) or shares acquired by any officers or directors participating in the Offering.

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

New Trading Symbol

The Company’s shares are traded on the OTCBB and are also traded on the OTCQB, an inter-dealer quotation system for publicly traded companies that are current in their SEC required filings. The Company’s symbol has also changed to “OGEN”.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $790,166, $899,164, $1,229,510 and $1,128,895 for the nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to increase in the near future. However, our success will depend on a number of factors, including our ability to continue to engage in marketing efforts related to our ProBiora3 products.

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

We expect our research and development expenses related to the probiotics programs as well as our antibiotic product development program to increase in the future. Costs related to other areas may decrease until we partner or license them. Our research and development expenses were $7,130,780, $1,606,987, $2,449,178 and $2,014,784 for the nine months ended September 30, 2012 and 2011 and for the years ended December 31, 2011 and 2010, respectively. Our research and development expenses may also increase in the future as we seek to continue the advancement of our clinical trials for our SMaRT Replacement Therapy. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Our current product development candidates are not expected to be commercially available before 2016.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Net Revenues. We generated net revenues of $264,248 for the three months ended September 30, 2012 compared to $350,351 for the three months ended September 30, 2011. Our ProBiora3 revenues decreased from Q3 2011 due primarily to a decline in advertising and promotional expenditures which was primarily attributable to lack of funding to support a high level of marketing, advertising and promotional activities.

Cost of Goods Sold. Cost of goods sold increased by $29,648 to $164,059 for the three months ended September 30, 2012 compared to $134,411 for the three months ended September 30, 2011. This increase was primarily attributable to an increase in scrap expense as certain lots of our inventory began to reach the end of their useful lives.

Research and Development. Research and development expenses were $600,208 for the three months ended September 30, 2012 compared to $562,723 for the three months ended September 30, 2011, an increase of $37,485 or 6.67%. This increase in research and development expenses was primarily due to increases in consulting costs and stock based compensation costs of $211,217 and $73,267 respectively. These increases were offset by decreases in salary and salary related costs, clinical trial costs and patent related costs of $116,967, $77,921, and $56,924 respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $1,596,554 for the three months ended September 30, 2012 compared to $1,364,326 for the three months ended September 30, 2011; an increase of $232,229 or 17.02%. This increase was due to increases in stock based compensation costs and legal and professional costs of $513,988 and $57,528 respectively. These increases were offset by decreases in salary and salary related costs and advertising and marketing costs of $200,967 and $159,944, respectively.

Other Income (Expense). Other income (expense) was $(459,368) for the three months ended September 30, 2012 compared to $(96,181) for the three months ended September 30, 2011, an increase of expenses of $(363,185). The increase was primarily attributable to an increase in interest expense of $359,515 due to the conversion of the note payable with warrants to common stock and the write off of the remaining discount to interest expense.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Net Revenues. We generated net revenues of $901,182 for the nine months ended September 30, 2012 compared to $1,047,857 for the nine months ended September 30, 2011. Our ProBiora3 revenues decreased from Q3 2011 due primarily to a decline in advertising and promotional expenditures.

Cost of Goods Sold. Cost of goods sold decreased by $83,679 to $474,526 for the nine months ended September 30, 2012 compared to $558,205 for the nine months ended September 30, 2011. This decrease was primarily attributable to decreases in scrap expense and shipping and handling costs.

Research and Development. Research and development expenses were $7,130,780 for the nine months ended September 30, 2012 compared to $1,606,987 for the nine months ended September 30, 2011, an increase of $5,523,793 or 343.74%. This increase in research and development expenses was primarily due to the payment of the technology access fee in common stock to Intrexon pursuant to the terms of the Channel Agreement for a total expense of $5,798,001. This increase was offset by a decrease in salary and salary related costs of $220,609.

Selling, General and Administrative. Selling, general and administrative expenses were $3,740,022 for the nine months ended September 30, 2012 compared to $4,413,535 for the nine months ended September 30, 2011; a decrease of $673,513 or 15.26%. This decrease was due to reduced advertising and marketing expense of $494,035 due to the withdrawal from the mass retail channel in the first quarter of 2011, salary and compensation related costs of $533,727, which were offset by increases in legal and professional fees of $180,970 and consultant costs of $232,717. The decrease in salary and compensation costs was due to a reduction in headcount in an effort to control expenses. This reduction was partially offset by the engagement of consultants to fill critical functions.

Other Income (Expense). Other income (expense) was $(657,474) for the nine months ended September 30, 2012 compared to $(208,676) for the nine months ended September 30, 2011, an increase of expenses of $(448,795). The increase was primarily attributable to an increase in interest expense of $446,429 due to the conversion of the note payable with warrants to common stock and the write off of the remaining discount to interest expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the nine months ended September 30, 2012 and 2011, our operating activities used cash of $3,470,975 and $4,103,502, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus (deficit) of $10,738,155 and $(8,328,004) at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012 and 2011, our investing activities provided/used cash of $0 and $0, respectively.

During the nine months ended September 30, 2012 and 2011, our financing activities provided cash of $15,057,011 and $3,791,399, respectively. The cash provided by financing activities during the nine months ended September 30, 2012 was primarily due to borrowings under a convertible revolving note payable, a new secured note payable both due to the same shareholder and the proceeds from the sale of our common stock through our Private Placement. The cash provided by financing activities during the nine months ended September 30, 2011 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder, offset by reductions in short term notes payable.

Additional details of our financing activities for the periods reflected in this report are provided below:

Prior to December 31, 2011, we had entered into a number of unsecured revolving credit agreements and amendments (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”), and accredited investor and our largest shareholder. As of December 31, 2011 we had borrowed $7,500,000 under the Credit Facility. On January 23, 2012, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment increased the available borrowing under the Credit Facility by $750,000 from $7,500,000 to $8,250,000. On January 23, 2012, we drew down on the Credit Facility, as amended, to borrow $750,000. All other terms of the Credit Facility remained the same.

March 2012 Debt Exchange and Secured Debt Financing

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the Koski Family Limited Partnership (“KFLP”), an accredited investor and our largest shareholder. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and a warrant to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under our Credit Facility as amended. The outstanding indebtedness consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. As a result of the Debt Exchange Agreement, the Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrant is exercisable immediately at a price per share of $2.00 and expires three years from the date of issuance. We have valued the common stock and warrant at $8,737,011 which equaled the carrying value of the Credit Facility and related accrued interest. The market for our stock did not generate enough volume to provide accurate pricing for the block of stock and warrant covered by the Debt Exchange Agreement. A significant discount to the market for our stock would be needed to sell this number of shares and warrant, as such, the value of the existing indebtedness of $8,737,011 is more clearly indicative of the combined value of the transaction. As a result, no gain or loss was recognized on this exchange of debt for equity.

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

The July 2012 Private Placement

On July 30, 2012, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we: (i) sold to the Purchasers an aggregate of 8,666,665 shares of our Common Stock at a price per share of $1.50 (the “Common Shares”) for aggregate gross proceeds of approximately $13,000,000 (the “Offering”). We intend to use the net proceeds from this Offering of approximately $12,046,000 to accelerate development of several of our key initiatives including its recently announced Exclusive Channel Collaboration Agreement with Intrexon Corporation (“Intrexon”) relating to our lantibiotics program, sales and marketing of the our probiotic product lines and general corporate purposes.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering, less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of our Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with us described below) or shares acquired by any officers or directors participating in the Offering.

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

On August 24, 2012, we entered into a short-term note payable for $84,876 bearing interest at 4.75% to finance the director and officers and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2012 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on May 24, 2013.

Grants

On June 10, 2010, we were awarded the matching $500,000 grant from the NSF to support an SBIR Phase II grant previously awarded in 2008 for further development of our DPOLT platform. On each of June 17, 2010, February 28, 2011, September 29, 2011 and March 29, 2012, we received $125,000 related to this NSF awarded SBIR II Phase II grant for our DPOLT platform. Proceeds from the financing are to be allocated to further the development of our DPOLT platform, essential to the production of our lead antibiotic, MU1140, subject to the goals set forth by the NSF SBIR Phase II grant received by us.

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

The report of our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations since inception, and our need to raise additional financing and/or financial support in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. We believe that the recent completion of our private placement offering will eliminate this doubt and enable us to continue as a going concern.

We believe that the net proceeds from our recent private placement offering, together with our existing cash and cash equivalents, and revenues from probiotic product sales, will allow us to fund our operating plan through at least the next 18 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also require additional capital beyond our currently forecasted amounts, such as, if we determine to proceed independently with a Third Phase 1 or a Phase 2/3 clinical trial for our SMaRT Replacement Therapy. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

•

the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration with Intrexon Corporation;

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2012.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during 2012 have had or are expected to have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

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

During 2010, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management continued its efforts to remediate material weaknesses in the internal control over financial reporting. However, based on the continued existence of material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2012, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on September 30, 2012 Form 10-Q fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses that have not yet been satisfactorily remediated are: (1) limited documentation of our system of internal control, (2) insufficient personnel to employ segregation of duties and (3) lack of formal written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements and related documentation. These deficiencies and weaknesses were largely attributable to the Company’s limited available financial resources.

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes progress is being made as we continue the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts. At the end of 2011, the consulting firm completed an analysis of the Company’s first, second and third quarter controls and reported that of 68 reporting controls tested there were no deficiencies identified. Management will continue to monitor and evaluate these and other factors affecting our internal controls as our resources and available liquidity permit. Until such time, our internal controls over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to, and reinforced with, our employees.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on April 16, 2011.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $11.1 million, $5.7 million, $7.6 million and $7.8 million for the nine months ended September 30, 2012 and 2011 and the years ended December 31, 2011 and 2010, respectively. As of September 30, 2012 our accumulated deficit was approximately $52.1 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnership with Intrexon Corporation and the development and commercialization of our product candidates, as well as our expected increased marketing and sales efforts for our ProBiora3 products will increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from ProBiora3 products is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $13 million in gross proceeds from our recent private placement of common stock, we anticipate that our cash resources as of July 31, 2012 will be sufficient to fund our operations for at least the next 15 months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize lantibiotics and for ProBiora3 sales and marketing efforts, further progress with the development of our other product candidates including our SMaRT Replacement Therapy, MU1140-S and LPT3-04 product candidates may be significantly delayed and may depend on the success of our development efforts involving lantibiotics. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. If our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our success will also depend on our ability to significantly increase sales of our ProBiora3 products which have only generated modest revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $790,166 for the nine months ended September 30, 2012 and $1,229,510 and $1,128,895 for the years ended December 31, 2011 and 2010, respectively. While we plan to significantly increase the amount we spend on sales and marketing efforts for our ProBiora3 products, there can be no assurance that it will result in a significant increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our MU1140 and SMaRT Replacement Therapy product candidates and their successful commercialization.

Our MU1140 and SMaRT Replacement Therapy product candidates have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the preclinical and clinical development of our MU1140 and SMaRT Replacement Therapy product candidates. We are currently in the process of commencing a second Phase 1 clinical trial to examine the safety and genetic stability of an attenuated version of the SMaRT strain in humans. We do not know whether our planned and current clinical trials for our SMaRT Replacement Therapy product candidate will be completed on schedule, if at all. For example, the current enrollment protocol is restrictive and we have had only limited enrollment to date. In order to move forward with the second Phase 1 clinical trial we would require the FDA to consider and approve a revised less restrictive enrollment protocol. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 product candidate, we have performed extensive preclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. We expect to use Intrexon’s proprietary technologies for development of MU1140 and we also expect to conclude the preclinical testing of MU1140-S, including toxicity testing in rodent and non-rodent animal models, during the first half of 2013. If our preclinical work is successful, we intend to file an Investigational New Drug, or IND, application with the FDA in mid-

2014. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our SMaRT Replacement Therapy or MU1140 product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

The channel partnering arrangement with Intrexon is based on an early stage technology in the field of lantibiotics.

Our exclusive channel collaboration arrangement with Intrexon contemplates the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease and may therefore involve unanticipated risks or delays. The risk factors set forth herein that apply to our SMaRT Replacement Therapy, MU1140 and LPT3-04 product candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our exclusive channel partnership with Intrexon.

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

Because our collaboration with Intrexon is relatively new, we have yet to assume development responsibility and costs associated with such program. In addition, because development activities are determined pursuant to a joint steering committee comprised of Intrexon and ourselves and we have not yet identified a specific product candidate from the Intrexon collaboration, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaboration due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize lantibiotic products.

Under our exclusive channel collaboration agreement with Intrexon (the “ECC”), we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 18 months, neither we nor Intrexon may terminate the ECC, except under limited circumstances. Following the first 18 months, Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies indentified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the ECC and if the ECC is terminated it would prevent us from achieving our business objectives.

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

Our success will depend on our ability to partner or sub-license our SMaRT Replacement Therapy and MU1140 product candidates and their subsequent successful commercialization.

Our SMaRT Replacement Therapy and MU1140 product candidates are both in early stage development and will require partners with deep financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We are currently conducting a second Phase 1 clinical trial to examine the safety and genetic stability of an attenuated version of the SMaRT strain in humans. Currently our clinical trials for our SMaRT Replacement Therapy product candidate are ongoing. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 product candidate, we have performed extensive preclinical testing using native MU1140 and expect to pursue the preclinical testing of MU1140-S, including in vitro and animal models, during 2013. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our SMaRT Replacement Therapy and MU1140 product candidates. If our SMaRT Replacement Therapy or MU1140 product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

The U.S. economy and the global economy are recovering from a severe recession. Factors such as uncertainties in consumer spending, a sustained regional and/or global economic downturn or slow recovery may reduce the demand for our ProBiora3 products. Furthermore, challenging economic conditions also may impair the ability of our customers to pay for our commercial products. Because consumer spending for our ProBiora3 products can generally be considered a discretionary purchase, we may experience a more negative impact on our business due to these conditions than other companies that do not depend on discretionary spending. If demand for our ProBiora3 products declines or our customers are otherwise unable to pay for our products, we may be required to offer extensive discounts or spend more on marketing than budgeted and our revenues, expense levels, and liquidity position will be materially adversely affected.

We are subject to government regulation of the processing, formulation, packaging, labeling and advertising of our consumer products.

Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companies that manufacture and distribute foods, such as our ProBiora3 products, are limited in the claims that they are permitted to make about nutritional support on the product label without FDA approval. Any failure by us to adhere to the labeling requirements could lead to the FDA’s requiring that our products be repackaged and relabeled, which would have a material adverse effect on our business. In addition, companies are responsible for the accuracy and truthfulness of, and must have substantiation for, any such statements. These claims must be truthful and not misleading. Statements must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease. We are able to market our ProBiora3 products in reliance on the self-affirmed Generally Recognized As Safe, or self-affirmed GRAS, status of our active ingredient, ProBiora3. No governmental agency or other third party has made a determination as to whether or not ProBiora3 has achieved GRAS status. We make this determination based on independent scientific opinions that ProBiora3 is not harmful under its intended conditions of use. If the FDA, another regulatory authority or other third party denied our self-affirmed GRAS status for ProBiora3, we could face significant penalties or be required to undergo the regulatory approval process in order to market our probiotic products, and our business, financial condition and results of operations will be adversely affected. We cannot guarantee that in such a situation ProBiora3 would be approved.

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

We depend on third-party manufacturers for our ProBiora3 products. The loss of any manufacturer or any interruptions in the supply of our ProBiora3 products would have a negative impact on our revenues and profitability.

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

The risks associated with the numerous factors that could cause interruptions in the supply of our products, including manufacturing capacity limitations, regulatory inspections, changes in our sources for manufacturing, disputes with a manufacturer, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials, are magnified when the suppliers are limited in number. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This could result in a loss of our market share and negatively affect our revenues and profitability operations.

If our manufacturers in general fail to meet our requirements and the requirements of regulatory authorities, our revenues may be materially adversely affected.

We do not have the internal capability to manufacture our ProBiora3 products or our LPT3-04 Weight Loss, SMaRT Replacement Therapy and MU1140 product candidates under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop our product candidates, apply for regulatory approvals for our SMaRT Replacement Therapy and MU1140 product candidates, and commercialize our ProBiora3 and LPT3-04 products and other product candidates, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under GMPs that are capable of manufacturing our ProBiora3 products and SMaRT Replacement Therapy product candidate. Furthermore, manufacturing MU1140 on a commercial scale has not yet been achieved, so there are additional technical skills needed for the manufacture of MU1140 that will further limit the number of potential manufacturers. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our ProBiora3 products or our development stage product candidates, such as LPT3-04, we may incur additional costs and delays in development and commercialization.

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

We may be unable to find a method to produce MU1140 in large-scale commercial quantities. If we cannot, we will be unable to generate revenues from sales of our MU1140 product candidate.

Our antibiotic product candidate, MU1140, is produced by our strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its preclinical testing. In addition, we developed the DPOLT synthetic chemistry methodology to allow large-scale commercial production of, a synthetic version of MU1140, known as MU1140-S. However, this methodology may not be feasible for cost effective, large scale manufacture. We also recently entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. If we are not able to utilize either of these methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 is a highly exacting and complex process. Manufacturing MU1140 on a commercial scale has not yet been achieved so there are additional risks. We entered into an exclusive collaboration agreement with Intrexon Corporation to use Intrexon’s technology to determine if it could result in large sale manufacturing capability for MU1140. The Intrexon technology may not be feasible to sufficient to develop large scale manufacturing of MU1140. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes.

Our ProBiora3 products and our LPT3-04 Weight Loss, SMaRT Replacement Therapy and MU1140 product candidates face various forms of competition from other products in the marketplace.

The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Most of the competition that our ProBiora3 products and our LPT3-04 Weight Loss, SMaRT Replacement Therapy and MU1140 product candidates face comes from companies that are large, well established and have greater financial, marketing, sales and technological resources than we have. Our ProBiora3 products compete with a range of consumer and nutraceutical products. Our commercial success with the LPT3-04 Weight Loss Agent, SMaRT Replacement Therapy and MU1140 will depend on our ability and the ability of any sub-licensees to compete effectively in marketing and product development areas including, but not limited to, sales and branding, drug safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing and marketing products that are more desirable or effective than our ProBiora3 products or the products developed from our product candidates or that would render our products obsolete and non-competitive. We anticipate that our SMaRT Replacement Therapy, if approved for the treatment of tooth decay, would compete with other companies attempting to develop technologies in the oral health care market, including vaccines.

We rely on the significant experience and specialized expertise of our senior management and scientific team and we have incurred significant turnover in key positions in the last nine months.

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

If our SMaRT Replacement Therapy and MU1140 product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

Before obtaining regulatory approvals for the commercial sale of our SMaRT Replacement Therapy or MU1140 product candidates, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. To date, the testing of our SMaRT Replacement Therapy product candidate has been undertaken solely in animals and a limited number of humans. Studies have proven our genetically altered strain of S. mutans to be effective in preventing tooth decay in animals. It is possible that our strain of S. mutans will be shown to be less effective in preventing tooth decay in humans in clinical trials. If our SMaRT Replacement Therapy product candidate is shown to be ineffective in preventing tooth decay in humans, we will be unable to commercialize and generate revenues from this product candidate. To date the testing of the antibiotic substance, MU1140, has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies of MU1140. It is possible that when these studies are conducted, they will show that MU1140 is ineffective or harmful in humans. If MU1140 is shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. If we are unable to generate revenues from our SMaRT Replacement Therapy and MU1140 product candidates, our business, financial condition and results of operations will be materially adversely affected.

We intend to rely on third parties to pay the majority of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our MU1140 and SMaRT Replacement Therapy product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to continue our operations.

As we continue our MU1140 and SMaRT Replacement Therapy product candidates, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves. We will also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot assure you that we would be able to obtain the necessary financing to pay these costs or that we will be generating significant revenues from any of our products, such as ProBiora3, sufficient to cover the associated costs. If we do not generate sufficient revenues to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

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

We have entered into a number of international distributor agreements for our ProBiora3 products. As a result, we expect to increase our revenues from international sales. A number of factors can slow or prevent international sales, or substantially increase the cost of international sales, and we may encounter certain risks of doing business internationally including the following:

•	reduced protection and enforcement for our intellectual property rights;

•	unexpected changes in, or impositions of, legislative or regulatory requirements that may limit our ability to sell our products and repatriate funds to the United States;

•	political and economic instability;

•	fluctuations in foreign currency exchange rates;

•	difficulties in developing and maintaining distributor relationships in foreign countries;

•	difficulties in negotiating acceptable contractual terms and enforcing contractual obligations;

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act;

•	potential trade restrictions and exchange controls;

•	creditworthiness of foreign distributors, customer uncertainty and difficulty in foreign accounts receivable collection;

•	the burden of complying with foreign laws ; and

•	potential for fines and penalties for claimed violations of foreign laws and regulations.

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

Our product portfolio is protected by ten issued U.S. patents and nine filed U.S. patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or the UFRF. We are the exclusive worldwide licensee to the patents for SMaRT Replacement Therapy and MU1140, which are owned by the UFRF. Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties’ proprietary rights. We may not have the financial resources to defend against claims of infringement by other parties. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business.

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

Our SMaRT Replacement Therapy and MU1140 product candidates are subject to substantial government regulation, including the regulation of preclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates we will be unable to generate revenues.

The production and marketing of products which may be developed from our SMaRT Replacement Therapy and MU1140 product candidates and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

The FDA accepted our protocols to conduct Phase 1 human clinical trials of our SMaRT Replacement Therapy product candidate. If we fail to maintain regulatory approval for the clinical trials of our SMaRT Replacement Therapy, if the FDA fails to lift the clinical hold on our IND for the non-attenuated version of the SMaRT strain, or if we fail to obtain regulatory approval for our MU1140 product candidate, we may have to cease further development. Clinical trials on our SMaRT Replacement Therapy and MU1140 product candidates are expected to take several years to fully complete. The commencement or completion of preclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

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

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of our SMaRT Replacement Therapy or MU1140 product candidates, or will otherwise satisfy regulatory requirements. Our preclinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

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

The commercial success of our ProBiora3, LPT3-04, MU1140, SMaRT Replacement Therapy and lantibiotics, and other product candidates will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

As of November 1, 2012 the KFLP, together with members of the Koski family, beneficially own approximately 46% (which reflects the July 31, 2012 conversion of the outstanding indebtedness of the Company to the KFLP into shares of common stock) of our outstanding shares of common stock and includes outstanding warrants to acquire 2,170,925 shares of our common stock that were issued in connection with our Debt Exchange Agreement and Loan Agreement.

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

Provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may discourage, delay or prevent a change of control of our company that a shareholder may consider favorable. These provisions include:

•

authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors without shareholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquirer;

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

Since our initial public offering in June 2003 and through September 30, 2012 our stock price has fluctuated from $90.00 to $0.75 per share. The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA) and the OTCQB Market. Trading in stock quoted on these systems is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board and OTCQB Market is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like AMEX. Accordingly, shareholders may have difficulty reselling any of their shares.

The issuance of additional equity securities by us in the future could result in dilution to our existing shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 5,894,176 shares as of December 31, 2011 to 27,382,830 as of November 1, 2012. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 5,894,176 shares as of December 31, 2011 to 27,382,830 as of November 1, 2012. In June of 2012 we issued to Intrexon 4,392,425 shares of our common stock which are subject to piggy –back registration rights. On July 31, 2012, we issued 8,666,665 shares of Common Stock to investors and Warrants to purchase an additional 771,169 shares of Common Stock to the placement agent and pursuant to a Registration Rights Agreement we are required to register these shares and warrant shares for resale. On August 31, we filed a Registration Statement on Form S-1 to register the resale of these shares by the purchasers. The Registration Statement as amended was declared effective by the SEC on September 26, 2012. Accordingly, these shares may be resold in the open market. As of November 1, 2012, there were 27,382,830 shares of our common stock outstanding, with another 3,235,9823 shares of common stock issuable upon exercise of warrants to investors, 660,425 shares issuable upon exercise of options outstanding and an additional 2,760,548 shares available for option grants under our Amended and Restated 2012 Equity Incentive Plan (“Stock Incentive Plan”). The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July1 – July 31, 2012			—	—
August 1–August 31, 2012	46,287	$2.75	—	—
September 1 – September 30, 2012			—	—

Total	46,287	$2.75	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.

(2)	The Company has no publicly announced share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2012.

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