Form 10-K
period 2012-12-31
ORAGENICS INC
filed 2013-03-26
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4902 Eisenhower Blvd., Suite 125 Tampa, FL	33634
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Issuer’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012 was approximately $25,487,000 based upon a last sales price of $2.45 as reported by the OTCBB.

As of March 22, 2013, there were 27,489,080 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2013 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	We have incurred significant operating losses since our inception and cannot assure you that we will increase revenues or achieve profitability.

•	We will need to raise additional capital to fully implement our business strategy.

•	The success, timing and expenses of our collaboration efforts with Intrexon and expected clinical trials

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

ii

•	We are subject to significant competition.

•

As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources.

•	Our license for our MU-1140 product candidate and SMaRT™ Replacement Therapy with the University of Florida Research Foundation is subject to termination under certain circumstances.

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

Overview

We are a healthcare company focused primarily on developing novel antibiotics and oral health products. Within oral health we are marketing a suite of oral health care products supported by our proprietary oral health probiotics blend, ProBiora3 to consumers and to dental professionals. We also maintain a suite of other patented technologies stemming from several years of our research efforts in the oral health space.

Our Antibiotics

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since 1927 when the first lantibiotic, nisin, was discovered. Lantibiotics are generally recognized to be potent antibiotic agents.

We have performed preclinical testing on MU1140, which has demonstrated the molecule’s novel mechanism of action. MU1140 has proven active preclinically against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections or HAIs. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA, vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

The challenge presented by lantibiotics is that they have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of any of these molecules. Standard fermentation methods are used to make a variety of currently marketed antibiotics. When such fermentation methods are used to make lantibiotics the result is the production of only minute amounts of the lantibiotic.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, we are currently pursuing the following paths:

•

In June 2012, we entered into a worldwide exclusive collaboration agreement (ECC) with Intrexon Corporation (Intrexon) for the development and commercialization of the native strain and analogs of MU1140 using Intrexon’s advanced transgene and cell engineering platforms. We expect to pursue our research and development efforts with Intrexon in accordance with the terms of the ECC on the development of the MU1140 molecule and potential derivatives of the molecule.

•

We also produced a synthetic version of MU1140 known as MU1140-S. We created MU1140-S using our patented, novel organic chemistry synthesis platform known as DPOLT (Differentially Protected Orthogonal Lanthionine Technology). We engaged Bachem Americas, Inc. (“Bachem”), a peptide synthesis manufacturing company to assist us with research on producing greater amounts of MU1140-S. While the work performed by Bachem generated improvements in the yield of components necessary to synthesize MU1140-S, further research was determined to be needed, which was beyond the scope of our initial agreement with Bachem. We continue to pursue this research internally through the use of existing grant funds.

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics business and consistent with these efforts:

•	We are refocusing our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entails distribution to Dentists throughout the United States.

•

We initiated two, double blinded randomized, placebo controlled clinical studies one at the University of Washington and the other at Loma Linda University in California that we believe could allow us to enhance the claims we can make about our ProBiora3 products and assist us in registering the product for commercial sale in the European Union. While we have received preliminary data from the University of Washington study the results are inconclusive and we continue to analyze the data and study parameters. We are also supporting a two-year study in children in Scandinavia.

•	To better serve our customers, we continue to evaluate new delivery systems which we believe will enable us to deliver ProBiora3 to new markets and end-users.

Other Product Candidates and Technologies.

We also possess and have developed other product candidates and technologies that originated from the discoveries of our scientific team. These other product candidates and technologies include our SMaRT Replacement Therapy, our weight loss agent, LPT3-04, DPOLT which was specifically designed as a methodology for synthesizing lantibiotics using traditional organic chemistry techniques. We continue to consider and evaluate opportunities that could promote the advancement of our other product candidates and technologies. We believe our other product candidates and technologies could provide potential partnership opportunities for us. For our other product candidates and technologies we expect to devote limited financial resources toward continued research and development while exploring the possibilities for outlicensing such product candidates or entering into partnerships or collaborative arrangements for the further development of such product candidates.

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay.

Our Weight Loss Agent-LPT3-04. LPT3-04 is a naturally occurring compound which is normally consumed in the human diet in small amounts, in the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, resulted in dose-dependent weight loss in experimental animal models. We have filed a patent application for use of LPT3-04 for weight regulation with the United States Patent Office. We believe this product candidate is positioned for collaboration, particularly or outlicensing opportunities, which we expect to pursue.

Our Products and Product Candidates

We are currently developing our antibiotic product candidate, MU1140 as well as other analog antibiotic product candidates, commercializing our ProBiora3 products and seeking partners for our other product candidates, including LPT3-04, and SMaRT Replacement Therapy. We seek to protect our products and product candidates through patents and patent applications, protected by ten issued U.S. patents and eight filed U.S. patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or UFRF. We are the exclusive worldwide licensee to the patents for our antibiotic product candidates, MU1140, and SMaRT Replacement Therapy, which are owned by the UFRF. We have worldwide commercialization rights to each of these product candidates.

Product/Candidate	Description	Application	Status
Antibiotics	MU1140 and analogs: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Preclinical testing

ProBiora3	ProBiora3: Blend of three beneficial oral care probiotic bacteria	Oral health, teeth whitening, breath freshening (for humans, and companion pets)	Commercial (GRAS, Food) - additional Clinical Studies underway to expand and enhance claims

LPT3-04	Naturally occurring chemical Agent	Weight loss	Looking for partner

SMaRT Replacement Therapy	Genetically modified strain of S. mutans that does not produce lactic acid	Dental carries-tooth decay	Looking for partner

MU1140 and Other Lantibiotics

In the course of research and development MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. We have also produced a synthetic version of MU1140 known as MU1140-S. MU1140 is active against all Gram positive bacteria against which it has been tested, including those responsible for a variety of healthcare-associated infections, or HAIs.

On June 5, 2012, we entered into the ECC with Intrexon. Through this collaboration we intend to develop lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients (API) toward the goal of commercialization for the treatment of infectious diseases in humans and companion animals. Intrexon is a leader in the field of synthetic biology and we believe a portion of their technologies covered by the ECC will facilitate the ability to produce sufficient quantities of native MU-1140 as well as a potential pipeline of other lantibiotics with significant commercial value.

Market Opportunity

The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the Centers for Disease Control and Prevention, or CDC, HAIs are estimated to occur in approximately 5% of all acute-care hospitalizations. The CDC also estimates that the total direct medical cost to the U.S. healthcare system from HAIs is between $35.7 billion to $45 billion annually. Cubicin, a Gram positive lipopeptide antibiotic which was launched in the US market in November 2003 by the biotechnology company Cubist, had 2012 global sales of $926.4 million.

The need for novel antibiotics is increasing as a result of the growing resistance of the targeted pathogens. The CDC has estimated that pathogenic bacteria resistant to known antibiotics cause between 6.3% and 89.1% of HAIs, and individual hospitals have resistance rates as high as 70% for many Gram positive infections. HAIs are not exclusively a problem in the United States as the rest of the world has also seen a dramatic rise in HAIs during the last decade. We believe novel antibiotics have become increasingly scarce as major pharmaceutical companies focus more research and development resources on lifestyle drugs and fewer resources on specialty pharmaceuticals such as antibiotics. Between 1983 and 1987, 16 new antibiotics were approved by the FDA. Twenty years later, over an equivalent time period from 2003 to 2007, only five new antibiotics were approved by the FDA, of which only two possessed a novel mechanism of action.

Lantibiotics such as MU1140 are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since the first lantibiotic, nisin, was discovered. Lantibiotics are known to be potent antibiotic agents; however, attempts to investigate their clinical usefulness have generally met with failure due to the inability to produce sufficient pure amounts of any of these molecules to be able to test them as a therapeutic agent for the treatment of infectious diseases. Standard fermentation methods, such as those used to make a variety of other antibiotics, typically result in production of only minute amounts of the lantibiotic.

Our Solution

To develop native MU1140, or an analog, with Intrexon to the point of commercialization or partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram positive bacteria, including MRSA, VRE, C. diff., Mycobacterium tuberculosis or M. tuberculosis, and anthrax.

Our Strategy

We are primarily focusing our present efforts on our collaboration with Intrexon and believe this currently represents the best and most efficient opportunity to produce sufficient quantities of native MU1140, or an analog to support continued, clinical studies and ultimately commercialization.

Regulatory Status

We have previously performed preclinical testing on native MU1140 and such testing has demonstrated the molecule’s novel mechanism of action. We expect to begin preclinical activities on either native MU1140, or an analog developed under the ECC with Intrexon, in the second half of 2013. These preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. If our preclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the first quarter of 2015.

Manufacturing

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of MU1140 and delivers a step in validating the lantibiotics platform targeting infectious diseases. Previously, the ability to manufacture MU1140 by fermentation was originally thought not to be commercially feasible due to low titers and difficulties in purification. In addition to the optimization of fermentation and purification strategies, we are working to leverage Intrexon’s genetic and cell engineering expertise to produce analogs of MU1140 toward the goal of establishing a pipeline of new lantibiotics.

Manufacturing requirements and methods for producing MU1140 or an analog will primarily be dependent upon the end results of our efforts under the ECC with Intrexon. We are actively seeking a third party manufacturer to produce additional quantities of MU1140, or a designated analog, based upon the developments achieved from our work with Intrexon. The additional quantities of MU1140, or a designated analog, are needed for the consummation and pursuit of our preclinical testing activities.

ProBiora3 Oral Care Probiotics

ProBiora3 is a proprietary blend of three naturally occurring strains of beneficial bacteria, including Streptococcus oralis KJ3, Streptococcus uberis KJ2, and Streptococcus rattus JH145, which promotes fresher breath, whiter teeth, and supports overall oral health. We believe that ProBiora3 is the most comprehensive oral care probiotics technology currently available in the oral healthcare market. The scientific basis for the oral health benefits provided by these three strains of bacteria has been documented in numerous peer-reviewed publications over the last 30 years. We promote ProBiora3 as the active ingredient in our consumer branded products, including EvoraPlus,

EvoraKids and EvoraPet, and the professional branded product, EvoraPro. EvoraPlus and EvoraKids are flavored probiotic tablets intended for daily use by adults and children, respectively, after brushing their teeth. EvoraPet is intended for companion pets such as cats and dogs, and comes in a tasteless and odorless powder form. The powder is intended to be sprinkled on a pet’s food once per day. EvoraPro is a professional strength product designed for the dental office channel. In addition to our house-branded products, we also market ProBiora3 as an active ingredient for private label products, as well as in bulk for licensing applications.

Market Opportunity

Probiotics are live microorganisms that confer a health benefit to their host when administered in sufficient amounts. The beneficial bacteria in a probiotic formulation help to maintain a healthy balance of bacteria in the body. Examples of common probiotic applications are yogurt containing live cultures, acidophilus capsules to improve digestion, and products for improved immune system and vaginal and urinary tract health. According to MarketsandMarkets, the global probiotics market is expected to reach $33 billion by 2014, representing a CAGR of 12.6% from 2009 to 2014. Probiotics products are relatively more common in Asia and Europe, accounting for 42% and 30% of the global market. The probiotics market in the United States, however, is emerging, and products that address gastrointestinal problems and other uses are rapidly becoming available, especially as dietary supplements and cultured foods and beverages. The Probiotic Foods & Beverages category represented over 75% of the overall probiotics market in the United States in 2009.

•

Oral Care For Humans: According to Packaged Facts, oral care products in the U.S. retailed at $9.1 billion in 2008 and $10.9 billion is possible by 2014. In addition, over 62.3 million Americans visited the dentist in 2009.

•

Companion Pets: In 2011 to 2012, approximately 62% of U.S. households owned a pet, with an estimated 38.3 million and 45.8 million households owning cats and dogs, respectively. According to the American Pet Products Association or APPA. The APPA also claims that total 2011 U.S. pet industry expenditures were $51 billion, representing an increase of over 5% from 2010. Within this market, approximately $11.8 billion was spent on Supplies/OTC Medicine.

Our Probiotic Products

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

ProBiora3 has been tested for safety and efficacy in the laboratory and in animal and human trials. In our pilot human study, a twice-daily administration of ProBiora3 was well tolerated by subjects and no safety issues were observed. ProBiora3 produced substantial decreases in the numbers of key potentially harmful bacteria, associated with disruptions from tooth and periodontal health, in young healthy adults.

We market products containing ProBiora3 under our own house brand names, and have branded ProBiora3 as an active ingredient for licensing and private labeling. Our house brand products contain different ratios, or blends, of the three natural strains contained in ProBiora3, which vary depending on the intended use of the product. Our ProBiora3 products are designed for repetitive use in order to achieve the intended benefits, which we believe provides us with the potential for recurring revenues as consumers who continue to seek the benefits of our products will continue to make repeat purchases. Our ProBiora3 products include:

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

•

EvoraPro: a professional strength version of EvoraPlus that is designed for the dental office channel. EvoraPro is a mint-flavored probiotic tablet packaged in a 90-tablet bottle, representing a three-month supply. The intended use for EvoraPro is for patients, after a professional visit, for home use, with instructions to take one tablet once per day, preferably after brushing their teeth in the evening. EvoraPro can only be purchased from a professional dental office. EvoraPro was launched in early August 2010 and is currently supplied to dental professionals through major dental dealers. In 2012, we launched EvoraPro as a 90-day bottle (previously 30-day) to more closely align with the scheduling of dental patients recurring office visits and consistent with our focus on this channel.

Package and Delivery Transition

We strive to be attentive to the needs of the market and ultimate consumers regarding the use of our ProBiora3 products and as such revise and improve on our product delivery mechanisms. For example, in 2012, we instituted a change in EvoraPro to a 90-day package to correlate more closely to consumer’s visit to dental offices.

Our Regulatory Strategy – United States

In the Unites States, we market ProBiora3 as a food ingredient under self-affirmed Generally Recognized as Safe, or GRAS, status. GRAS is available for food ingredients that are generally recognized as being safe for human use and do not claim to treat, prevent, or cure a disease. Furthermore, food products that make only cosmetic or structure-function claims are typically able to enter the market through what is known as self-affirmed GRAS status, which designates that we have performed all necessary research, including the formation of an expert panel to review safety concerns, and are prepared to use these findings to defend ProBiora3’s self-affirmed GRAS status. In 2008, we convened a panel, the members of whom we believed to be qualified as experts by their scientific training and professional experience, to analyze and evaluate the safety data for ProBiora3. After review, the panel concluded that the safety data of ProBiora3 was sufficient to support our claim to self-affirmed GRAS status for human consumption.

Our marketing for ProBiora3 includes the cosmetic claims of teeth whitening and breath freshening, along with the general structure-function claim that ProBiora3 supports oral health. Regulations vary in markets outside the United States and it may be possible to assert other benefits including health and disease prevention claims associated with probiotics use, especially after independent clinical studies have been completed and appropriate regulatory filings are approved. At present, we are aware of several independent academic studies that have been initiated on a variety of potential health and cosmetic benefits associated with ProBiora3 probiotics use by humans.

Our Regulatory Strategy – International

Regulations vary by country and, as such, we rely on the expertise of local partners to which we sell to assist us in navigating through any applicable regulatory requirements. We are generally aware of the varying regulatory requirements in various geographies, and seek to address these requirements on a case-by-case basis.

Sales, Marketing and Distribution

ProBiora3 products are available through several channels:

•

Direct-to-Consumer: Our direct-to-consumer channel is primarily directed towards web-based sales, comprised of internet sales through our own websites. We currently operate one corporate website through which we market our branded products. An “Oragenics Store” provides the consumer with access to purchase our products.

•

Professional Offices: The professional offices channel encompasses general dentists, specialists and dental hygienists. EvoraPro is an extra-strength, probiotic designed to be taken after dental cleaning or treatment. We currently have distribution agreements with leading distributors of products to the dental professional market. In addition, we have recently launched a partnership with a private label customer with significant presence in the dental space.

•

Domestic: The domestic channel encompasses arrangements whereby we offer either our products for resale under a third-party’s brand name or the rights to distribute our branded products. We typically establish private labeling arrangements in order to leverage an existing company’s brand equity and distribution channels. In 2012, we launched several new private label partnerships, and maintained key prior private label partnerships, allowing for distribution of ProBiora3 based products throughout the United States.

•

International: Since the launch of our first product, EvoraPlus, we have entered into exclusive distribution agreements for our products internationally in various geographic locations. In 2012, we entered into several new international distribution agreements. We believe the international market represents a significant potential opportunity, and we continually search for appropriate partners who have the marketing ability and resources to successfully introduce our ProBiora3 products to consumers internationally.

Our distribution agreements range in terms between one and three years. They typically provide for exclusivity tied to a geographic territory or our market. Such agreements also typically provide for termination by the parties upon thirty (30) days written notice. Following an initial required stocking order, subsequent distributor orders are placed according to the quantity and name of each product ordered. The distributor is generally required to make guaranteed minimum purchases during a specified time period to maintain exclusivity. In the event such guaranteed minimums are not met, we may terminate the distribution agreement. Distributors are required to pay an advance equal to part of the price of the product. We require the distributor to maintain liability insurance. All rights terminate upon expiration or termination of the agreement. For international distribution agreements, payment is to be made to us in U.S. currency and we pay no taxes or other fees assessed by any governmental entity in connection with the international sale of ProBiora3 products.

ProBiora3 is now formulated as a cosmetic mouthwash tablet for use in the European Union. All Oragenics’ independent distributors can now distribute the ProBiora3 tablets in the EU under a Cosmetic designation.

Manufacturing

We have contracted with multiple suppliers to either manufacture, blend, tablet, or package our products. We currently have one supplier that is able to produce two of the three strains of bacteria needed to produce ProBiora3 and one supplier that is able to produce one of the strains of bacteria needed to produce ProBiora3. These suppliers use proprietary methodologies to produce these three strains of bacteria. We have one supplier who is able to blend and tablet EvoraPlus, EvoraKids, and EvoraPro. We have one additional supplier that is able to tablet EvoraPlus, EvoraKids, and EvoraPro. We have several suppliers that are currently able to package our products. We have one supplier that is able to blend EvoraPet. We are in the process of creating redundancy in these areas of manufacture, blend, tablet, and packaging.

With each supplier, we place orders for components or finished product to be produced for a fixed fee. We pay either a portion of the fixed fee upon submission of our orders with the balance of the fixed fee paid upon completion of the manufacturing process or the entire fixed fee is paid at the time the manufacturing, blending, tableting, or packaging is completed. Packaged probiotics products are shipped to us or to a destination specified by us, or to a private label distributor. We currently maintain an inventory of our products for internet sales and other sales to distributors. We believe our arrangements with our contract suppliers are satisfactory to meet our current and expected future needs. We are in the process of creating redundancy in these areas and anticipate being able to create such redundancy for most, if not all, of our manufacturing needs by year-end 2013.

Other Product Candidates and Technologies

LPT3-04 Weight Loss Product

In the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, a naturally occurring compound which is normally consumed in the human diet in small amounts, resulted in dose-dependent weight loss in experimental animal models.

Market Opportunity

According to the World Health Organization, more than 1.4 billion adults, ages 20 and over, were overweight in 2008. Further, according to a healthcare market research report published by MarketsandMarkets, the total global weight loss and diet management product and services market is estimated to reach $671.8 billion by 2015; growing at a CAGR of 11.5% from 2010 to 2015.

Our Strategy

With the successful completion of the proof-of-concept human clinical trial and the additional supporting laboratory and animal safety and effectiveness studies, we believe our LPT3-04 product candidate could be positioned for a licensing opportunity for further development.

SMaRT Replacement Therapy

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

Our Solution

Our SMaRT Replacement Therapy technology is based on the creation of a genetically altered strain of S. mutans, called SMaRT, which does not produce lactic acid. Our SMaRT strain is engineered to have a selective colonization advantage over native S. mutans strains in that SMaRT produces minute amounts of a lantibiotic that kills off the native strains but leaves the SMaRT strain unharmed. Thus SMaRT Replacement Therapy can permanently replace native lactic acid-producing strains of S. mutans in the oral cavity, thereby potentially providing lifelong protection against the primary cause of tooth decay. The SMaRT strain has been extensively and successfully tested for safety and efficacy in laboratory and animal models.

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

Regulatory Strategy

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

While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial our Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial and instead we will focus our efforts on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

Our Strategy

Our strategy is to pursue partnering opportunities given the potential benefits we perceive that exist with our SMaRT Replacement Therapy. It is possible that we will be unable to negotiate acceptable terms with a licensee or partner.

Manufacturing

The SMaRT strain grows readily in a variety of cultivation media and under a variety of common growth conditions including both aerobic and anaerobic incubations. The SMaRT strain can also utilize various carbon and nitrogen sources and is highly acid tolerant. There is no significant limitation to the manufacturing scale of our SMaRT strain other than the size of the containment vessel. In connection with our clinical trial, we engaged a contract manufacturer to produce an attenuated version our SMaRT strain, using a standard operating procedure provided by us that we believe is readily transferable to outside contract manufacturers with large scale GMP fermentation capabilities.

Our In-Licensed Technology Agreements

The University of Florida Research Foundation Licenses

The Company holds licenses from the University of Florida Research Foundation, Inc. (“UFRF”) for its MU1140 and SMaRT Replacement Therapy and product candidates.

MU1140 - The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and any and all U.S. patents and foreign patents issuing from patent application based in all or in part upon technology disclosed in the 5,932,469 patent and all U.S. patents and foreign patents and patent applications, including all divisionals and continuations and/or continuation-in-part applications based upon technology disclosed in the 5,932,469 patent, reissues or re-examinations thereof. The Company’s license is for the period of the patents, subject to the performance of terms and conditions contained therein

SMaRT Replacement Therapy - The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997 and all U.S. patents and foreign patents and patent applications based on such U.S. application, including all divisionals and continuations, reissues or re-examinations thereof. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein. The patent covers the genetically altered strain of S. mutans which does not produce lactic acid, a pharmaceutical composition for administering the genetically altered strain and the method of preventing tooth decay by administering the strain. We issued 29,997 shares of our common stock to the UFRF as partial consideration for the initial license.

Additional Terms of UFRF License Agreements

In the amended license agreements for MU1140 and SMaRT Replacement Therapy the UFRF has reserved the right to use and sell products and services for research purposes only. The amended license agreements also provide the UFRF with a license, for research purposes only, to any improvements that we make to the products and processes covered by the patents. The Company is obligated to pay 5% of the selling price of any products developed from the licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreements, the Company is obligated to pay the UFRF 20% of all revenues received from the sublicenses, excluding monies received solely for development costs.

The Company is also obligated to make minimum annual royalty payments to the UFRF for the term of the amended license agreement in the amount of $50,000 by the end of each year for each license agreement. The minimum royalty payments are required to be paid in advance on a quarterly basis. For the MU1140 and SMaRT Replacement Therapy minimum royalty payments, the Company must pay the UFRF an aggregate of $100,000 which is required to be paid in equal quarterly installments of $25,000.

Under the terms of the amended license agreements, in each calendar year and in addition to the royalty payment obligations, the Company is obligated to spend, or cause to be spent, an aggregate of $1,000,000 on the research, development, and regulatory prosecution of our MU1140 and SMaRT Replacement Therapy technologies combined, until a product which is covered wholly or partially by the claims of the patent, or is manufactured using a process which is covered wholly or partially by the claims of the patent, is sold commercially. If the Company fails to make these minimum research and development expenditures, the UFRF may terminate our license agreement.

The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

Texas A&M License Agreement

In December 2011, the Company completed an exclusive licensing agreement with Texas A&M University (College Station, TX) (“Texas A&M”) for access to new analogs of the lantibiotic Mutacin 1140 (MU1140) and other lantibiotics with improved pharmacological properties and structural features. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic analogs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” We have had a longstanding relationship with Dr. James Leif Smith, one of the co-authors of the patent application. Dr. Smith is an Assistant Professor in the Department of Biology at Texas A&M University and the Founder and Chair of Biotech Analyst Group, LLC, since 2006.

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

We must also pay all patent costs and expenses for the preparation, filing, prosecution, issuance and maintenance of the patent rights. We have agreed to indemnify and hold the Texas A&M harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the product. Sales by sublicensees are subject to the royalty rate above, and we shall be responsible for certain payments to Texas A&M for any other consideration received that is not in the form of a royalty.

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

The Exclusive Channel Collaboration Agreement with Intrexon Corporation (“Intrexon”)

On June 5, 2012, the Company entered into an ECC with Intrexon that governs a “channel partnering” arrangement in which the Company will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The ECC establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The ECC grants the Company an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the ECC, the Company will pay Intrexon on a quarterly basis 25% of gross quarterly profits derived in that quarter from the sale of products developed from the ECC, calculated on an Oragenics Product-by-Oragenics Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

During the first 18 months of the agreement, neither the Company nor Intrexon may terminate the ECC, except under limited circumstances, including in the event of a material breach by the other party and Intrexon may terminate the ECC under certain circumstances if the Company assigns its rights under the ECC without Intrexon’s consent. Following the first 12 months of the agreement, Intrexon may also terminate the ECC if the Company fails to use diligent efforts to develop and commercialize Oragenics Products or if the Company elects not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the ECC. Following the first 18 months of the agreement, the Company may voluntarily terminate the ECC at any time upon 90 days written notice to Intrexon.

Upon termination of the ECC, the Company may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

•	commercialized by the Company;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•

the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by Intrexon due to an uncured material breach by the Company or a voluntary termination by the Company).

The Company’s obligation to pay 25% of gross profits or revenue described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the ECC.

In addition, in partial consideration for each party’s execution and delivery of the ECC, the Company entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement the Company issued to Intrexon 4,392,425 shares of the Company common stock as an initial technology access fee, in consideration for the execution and delivery of the ECC and granted Intrexon certain equity participation rights and registration rights. See Note 7 — Common Stock.

Under the Stock Issuance Agreement and as part of the ECC, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock or at the Company’s option make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issued). The milestone events and amounts payable are as follows:

(i) upon filing of the first Investigational New Drug application with the U.S. Food and Drug Administration for an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 1.0% of the Base Shares ;

(ii) upon the dosing of the first patient in the first Phase 2 clinical study with an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 1.5% of the Base Shares;

(iii) upon the dosing of the first patient in the first Phase 3 clinical study with an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 2% of the Base Shares;

(iv) upon the filing of the first New Drug Application (“NDA”) or Biologics License Application (“BLA”) with the U.S. Food and Drug Administration for an Oragenics Product, or alternatively the filing of the first equivalent regulatory filing with a foreign regulatory agency, that number of shares equal to the number of shares of Common Stock comprising 2.5% of the Base Shares; and

(v) upon the granting of the first regulatory approval of an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 3% of the Base Shares.

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

MU1140 and Other Lantibiotics

MU1140 will likely compete directly with antibiotic drugs such as vancomycin and newer drugs, including Cubicin (daptomycin) and Zyvox (linezolid). Given the growing resistance of target pathogens to even new antibiotics, we believe that there is ample room in the marketplace for additional antibiotics. Many of our competitors are taking approaches to drug development differing from our approach, including using traditional screening of natural products; genomics to identify new targets, and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing, and distribution. Success of MU1140 technology will depend on our success in developing MU1140 and growing our intellectual property to the point of commercialization or partnership.

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

Our Intellectual Property

We rely upon a combination of licenses, patents, trade secrets, know-how, and licensing opportunities to develop our business. Our future prospects depend on our ability to protect our intellectual property. We also need to operate without infringing the proprietary rights of third parties.

Patents

We attempt to protect our technology and products through patents and patent applications. We have a portfolio of patents and patent applications covering certain of our product candidates and other technologies. As of March 26, 2013, we held approximately: four U.S. issued patents, eight U.S. patent applications pending, three Patent Cooperation Treaty pending applications, thirty foreign issued patents, and twenty-two foreign patent applications pending. In addition, as of March 26, 2013, we have licenses for approximately six U.S. issued patents, zero U.S. patent applications pending, thirty seven foreign issued patents and one foreign patent application pending. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the fee. The following table sets forth information as of March 26, 2013 regarding each of our currently held or licensed material United States patents:

Antibiotics

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
5,932,469	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

6,391,285	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

6,475,771	2017	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

6,964,760	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

7,067,125	2019	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

ProBiora3

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
7,931,892	2027	Compositions and Methods for the Maintenance of Oral Health	Owned	USA

We have exclusively licensed the intellectual property for our antibiotic product candidates, MU1140, and SMaRT Replacement Therapy technologies from the UFRF. Our exclusive license agreements extend to the patent expiration dates. See “Our In-Licensed Technology Agreements.”

The effect of these issued patents is that they provide us with patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States and certain other countries, market exclusivity that may be available under relevant law. The effect of patent expiration on products or product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

Our pending patent applications cover a range of technologies, including specific embodiments and applications for treatment of various medical indications, improved application methods and adjunctive utilization with other therapeutic modalities. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Accordingly, we do not know whether any of the applications we acquire or license will result in the issuance of patents, or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

We have patents and patent applications in other countries, as well as in the European Patent Office that we believe provide equivalent or comparable protection for our product candidates in jurisdictions internationally that we consider to be key markets. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. All of our brand products are sold under trademarks. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. See “Our In-licensed Technology”. There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.

Trademarks

Our trademarks are of material importance to our business. We have developed many brand names and trademarks for our products. Accordingly, our future success may depend in part upon the goodwill associated with our brand names. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, IVIAT™ and CMAT™, LPT3-04™, and DPOLT™. We currently have pending with the U.S. PTO, applications for registration of the mark of ORAGENICS™. We also hold U.S. trademark registrations for EVORAKIDS ®, EVORAPRO ®, EVORAPLUS ®, TEDDY’S PRIDE ®, STREPTOCOCCUS ORALIS KJ3®, STREPTOCOCCUS RATTUS JH145®, STREPTOCOCCUS UBERIS KJ2®, and PROBIORA3®. We hold a European Community trademark registration for PROBIORA3®. Finally, we have applications pending and/or registered for key oral care probiotics brand marks in an additional 14 countries.

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

Protection of Trade Secrets

We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation. See Note 14. Commitments and Contingencies, included in the Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Non-Taxable Cash Grant

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

Government Grants

We have applied for and have received funding from government agencies under the National Science Foundation’s and National Institute of Health’s Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future and additional funding from this source may not be available. In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

Research and Development Costs

We have spent $7,860,987 and $2,449,178 on research and development of our technologies during the years ended December 31, 2012 and 2011, respectively.

Employees

We have ten full-time employees. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $13.1 million and $7.7 million for the years ended December 31, 2012, and 2011, respectively. As of December 31, 2012 our accumulated deficit was approximately $54.1 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnership with Intrexon Corporation and the development and commercialization of our MU1140 product candidates and lantibiotics using Intrexon’s advanced transgene and cell engineering platforms, as well as our expected increased marketing and sales efforts for our ProBiora3 products will increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from ProBiora3 products is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $12.0 million in net proceeds from our private placement of common stock in July 2012, we anticipate that our cash resources as of December 31, 2012 will be sufficient to fund our operations for at least the next 15 months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize our antibiotic product candidates and for ProBiora3 sales and marketing efforts, further progress with the development of our other product candidates including our SMaRT Replacement Therapy, and LPT3-04 product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. If our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our success will also depend on our ability to significantly increase sales of our ProBiora3 products which is currently our only source of product revenue and has not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $1,194,878, $1,229,510 and $1,128,895 for the years ended December 31, 2012, 2011 and 2010, respectively. While we plan to significantly increase the amount we spend on sales and marketing efforts for our ProBiora3 products, there can be no assurance that it will result in a significant increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our antibiotic product candidates and their successful commercialization.

Our antibiotic product candidates have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the preclinical and clinical development of our antibiotic product candidates including MU1140 or any analogs thereof we may develop. We have performed extensive preclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. We expect to begin preclinical activities on either MU1140 or an analog in the second half of 2013. Those activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our preclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the first quarter of 2015. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our MU1140 or other antibiotic product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Our success will depend on our ability to partner or sub-license our MU1140 or other antibiotic product candidates and Replacement Therapy product candidate and their subsequent successful commercialization.

Our MU1140 and other antibiotic product candidates, Replacement Therapy and other product candidates are in early stage development and will require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We recently determined to cease pursuit of our second Phase 1 clinical trial to examine the safety and genetic stability of an attenuated version of the SMaRT strain in humans. There can be no assurance that a new clinical trial for our SMaRT Replacement Therapy product candidate will be commenced, by us in the future or that we will be able to establish a partner relationship or sublicense our Replacement Therapy technology for future development. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 and other antibiotic product candidates, we have performed extensive preclinical testing using native MU1140 and expect to continue to pursue the preclinical testing of our MU1140 and other antibiotic product candidates during 2013. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 or other antibiotic product candidates or other product candidates. If our MU1140 product candidate, other antibiotic product candidates or other product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

If we fail to comply with our obligations in the agreements with the University of Florida Research Foundation, Inc., under which we license our rights to MU1140 and to SMaRT Replacement Therapy, our license to these product candidates may be terminated and we will be unable to commercialize these product candidates.

We hold our MU1140 and SMaRT Replacement Therapy product candidates under licenses from the University of Florida Research Foundation, Inc., or UFRF. Under the terms of the licenses, we must spend at least $1,000,000 per year on development of those product candidates until the first commercial sale of products derived from those product candidates has occurred. In addition, we must pay $25,000 per quarter as minimum royalties to the UFRF under our license agreements. The UFRF may terminate our licenses to MU1140 and to SMaRT Replacement Therapy if we breach our obligations to timely pay these amounts, to submit development reports as required under the license agreements or commit any other breach of any other covenants contained in the license agreements. There is no assurance that we will be able to comply with these conditions in a timely manner or at all. If our license agreements are terminated, we will be unable to commercialize these product candidates.

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

We currently have no manufacturing facilities and are dependent upon establishing relationships with independent manufacturers to supply our product needs. We currently have a one supplier that is able to produce two of the three strains of bacteria needed to produce ProBiora3 and one supplier that is able to produce one of the strains of bacteria needed to produce ProBiora3. These suppliers use proprietary methodologies to produce these three strains of bacteria. We believe our arrangements with our contract manufacturers have the capacity to meet our current and expected future manufacturing needs. Although we have qualified and used at least two contract manufacturers for each step in our manufacturing process, we do not have a long-term supply agreement or commitment with any of our manufacturers. If our manufacturers are unable or unwilling to produce our ProBiora products in sufficient quantities, or at all, at acceptable pricing in accordance with specifications we establish from time to time we would need to find alternative manufacturers that are qualified. If, in such instances, we are unsuccessful in obtaining alternative manufacturers, it could impair our ability to sell our ProBiora3 products and would have a negative impact on our revenues and profitability. In addition, competitors who own their manufacturing facilities may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

The risks associated with the numerous factors that could cause interruptions in the supply of our products, including manufacturing capacity limitations, regulatory inspections, changes in our sources for manufacturing, disputes with a manufacturer, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials, are magnified when the suppliers are limited in number. Any interruption in the supply of finished products could hinder our ability to timely distribute our products and satisfy customer demand. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders, our customers may cancel other orders, and they may choose instead to stock and purchase competing products. This could result in a loss of our market share and negatively affect our revenues and operations.

If our manufacturers in general fail to meet our requirements and the requirements of regulatory authorities, our revenues may be materially adversely affected.

We do not have the internal capability to manufacture our ProBiora3 products or our LPT3-04 Weight Loss, SMaRT Replacement Therapy, MU1140, or other antibiotic product candidates under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop our product candidates, apply for regulatory approvals for our MU1140 and other antibiotic product candidates, and commercialize our ProBiora3 products and other product candidates, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under GMPs that are capable of manufacturing our ProBiora3 products. Furthermore, manufacturing MU1140 or our other potential antibiotic product candidates derived from lantibiotics on a commercial scale have not yet been undertaken, so there are additional technical skills needed for the manufacture of MU1140 that will further limit the number of potential manufacturers. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our MU1140 and other antibiotic product candidates, or ProBiora3 products we may incur additional costs and delays in development and commercialization.

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

All of our contract manufacturers must comply with the applicable GMPs, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable GMPs and other FDA regulatory requirements, we may be subject to product liability claims, the availability of marketed products for sale could be reduced, our product commercialization could be delayed or subject to restrictions, we may be unable to meet demand for our products and may lose potential revenues and we could suffer delays in the progress of preclinical testing and clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Moreover, while we may choose to manufacture our products ourselves in the future, we have no experience in the manufacture of pharmaceutical or biological products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical or biological products. Regardless of the manufacturer of our products, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

We may be unable to find a method to produce MU1140 in large-scale commercial quantities. If we cannot, we will be unable to generate revenues from sales of our MU1140 product candidate.

Our antibiotic product candidate, MU1140, is produced by our strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its preclinical testing. In addition, we developed the DPOLT synthetic chemistry methodology to allow large-scale commercial production of, a synthetic version of MU1140, known as MU1140-S. However, this methodology may not be feasible for cost effective, large scale manufacture. We also recently entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. While preliminary results from these efforts have demonstrated progress in the increase in production of MU1140 we need to contract with a third party manufacturer to produce additional quantities in order to be able to pursue further preclinical testing. If we are not able to utilize either of these methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved so there are additional risks that such efforts will not be successful. The Intrexon technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of MU1140 or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes.

Our ProBiora3 products and our antibiotic product candidates and other product candidates face various forms of competition from other products in the marketplace.

The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Most of the competition that our ProBiora3 products and our antibiotic product candidates and other product candidates face comes from companies that are large, well established and have greater financial, marketing, sales and technological resources than we have. Our ProBiora3 products compete with a range of consumer and nutraceutical products. Our commercial success with MU1140 and other possible antibiotic product candidates will depend on our ability and the ability of any sub-licensees to compete effectively in marketing and product development areas including, but not limited to, sales and branding, drug safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing and marketing products that are more desirable or effective than our ProBiora3 products or the products developed from our product candidates or that would render our products obsolete and non-competitive. We anticipate that our SMaRT Replacement Therapy technology would compete with other companies attempting to develop technologies in the oral health care market, including vaccines.

We rely on the significant experience and specialized expertise of our senior management and scientific team and we have incurred significant turnover in key positions over the last several years.

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

If our MU1140 or other antibiotic product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

Before obtaining regulatory approvals for the commercial sale of our MU1140 product candidate or other antibiotic product candidates, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies with any MU1140 or any analog thereof. It is possible that when these studies are conducted, they will show that our antibiotic candidates are ineffective or harmful in humans. If MU1140 or any analogs thereof are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. If we are unable to generate revenues from MU1140 or any other antibiotic product candidates, our business, financial condition and results of operations will be materially adversely affected.

We intend to rely on third parties to pay the majority of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our MU1140 and SMaRT Replacement Therapy product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

As we continue our development of MU1140 and other potential antibiotic product candidates as well as our efforts with our SMaRT Replacement Therapy product candidate, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies at the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves or we will be unable to extract any value from these technologies. We will also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot assure you that we would be able to obtain the necessary financing to pay these costs or that we will be generating significant revenues from any of our products, such as ProBiora3, sufficient to cover the associated costs. If we do not generate sufficient revenues to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

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

We have entered into a number of international distributor agreements for our ProBiora3 products. As a result, we expect to increase our revenues from international sales. A number of factors can slow or prevent international sales, or substantially increase the cost of international sales, and we may encounter certain risks of doing business internationally including the following:

•	reduced protection and enforcement for our intellectual property rights;

•	unexpected changes in, or impositions of, legislative or regulatory requirements that may limit our ability to sell our products and repatriate funds to the United States;

•	political and economic instability;

•	fluctuations in foreign currency exchange rates;

•	difficulties in developing and maintaining distributor relationships in foreign countries;

•	difficulties in negotiating acceptable contractual terms and enforcing contractual obligations;

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act;

•	potential trade restrictions and exchange controls;

•	creditworthiness of foreign distributors, customer uncertainty and difficulty in foreign accounts receivable collection; and

•	the burden of complying with foreign laws and

•	Potential for fines for claimed violations of foreign laws and regulations.

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

Our product and product candidates are protected by patents and patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or the UFRF. We are the exclusive worldwide licensee to the patents for SMaRT Replacement Therapy and MU1140, which are owned by the UFRF. Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial our Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial and instead focus our efforts on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

There can be no assurance that future clinical trials for the attenuated strain will be successful, or that the FDA will ever lift the clinical hold on the non-attenuated SMaRT strain. In addition, there can be no assurances that we will be able to locate a partner willing to pursue further development of our SMaRT Replacement Therapy technology. If the FDA does not lift the clinical hold on the non-attenuated SMaRT strain, we or a partner would not be able to conduct the clinical trials necessary to pursue marketing approval of the SMaRT strain.

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

Our antibiotic product candidates and SMaRT Replacement Therapy product candidate are subject to substantial government regulation, including the regulation of preclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates we will be unable to generate revenues.

The production and marketing of products which may be developed from our MU1140, and other antibiotic product candidates based on lantibiotics and our SMaRT Replacement Therapy product candidate and our research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

If we fail to obtain regulatory approval for our MU1140 product candidate or other antibiotic product candidates based on lantibiotics, or if the FDA fails to lift the clinical hold on our IND for non-attenuated version of SMaRT, we may have to cease further development. Clinical trials on our MU1140 other possible antibiotic product candidates and our SMaRT Replacement Therapy product candidate are expected to take several years to fully complete. The commencement or completion of preclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

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

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of our MU1140 antibiotic product candidate or any other antibiotic product candidates we may pursue or as to our SMaRT Replacement Therapy product candidate, or will otherwise satisfy regulatory requirements. Our preclinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

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

The commercial success of our ProBiora3, MU1140 antibiotic product candidate, other possible antibiotic product candidates and our other product candidates and technologies will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

As of March 1, 2013, the KFLP, together with members of the Koski family, beneficially own approximately 45% (which reflects the July 31, 2012 conversion of the outstanding indebtedness of the Company to the KFLP into shares of common stock) of our outstanding shares of common stock, and includes outstanding warrants to acquire 2,170,925 shares of our common stock that were issued in connection with our Debt Exchange Agreement and Loan Agreement.

Christine L. Koski and Robert C. Koski, serve on our Board of Directors and they each share voting and investment powers with two other Koski family members as general partners of the KFLP. As a result, the Koski family will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, the Koski family could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Since our initial public offering in June 2003 and through March 1, 2013 our stock price has fluctuated from $90.00 to $0.75 per share. The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

We cannot assure you that our common stock will be listed on the NYSE MKT.

Although we have applied to be listed on the NYSE MKT on March 15, 2013, we cannot assure you that we will be approved for listing on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange).

Oragenics shareholders face market liquidity risk

The daily trading volume of Oragenics shares is relatively low. An order for the purchase or sale of a large number of Oragenics shares could significantly affect the price at which the order is executed.

The issuance of additional equity securities by us in the future could result in dilution to our existing shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 5,894,176 shares as of December 31, 2011 to 27,382,830 as of December 31, 2012.

We will also be required to issue additional shares of our common stock of up to 4.5% of our then outstanding common stock to Intrexon as follows: (i) 1% upon filing of the first Investigational New Drug application with the U.S. Food and Drug Administration; (ii) 1.5% upon the dosing of the first patient in the first Phase 2 clinical study; and (iii) 2% upon the dosing of the first patient in the first Phase 3 clinical study, which issuances will result in additional dilution. You may also incur additional dilution if performance awards are made pursuant to our long term incentive programs for executives and non-employee directors or holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 5,894,176 shares as of December 31, 2011 to 27,382,830 as of December 31, 2012. In June of 2012 we issued to Intrexon 4,392,425 shares of our common stock which are subject to piggy –back registration rights. On July 31, 2012, we issued 8,666,665 shares of Common Stock to investors and Warrants to purchase an additional 771,169 shares of Common Stock to the placement agent and pursuant to a Registration Rights Agreement we are required to register these shares and warrant shares for resale. On August 31, we filed a Registration Statement on Form S-1 to register the resale of these shares by the purchasers. The Registration Statement as amended was declared effective by the SEC on September 26, 2012. Accordingly, these shares may be resold in the open market.

As of December 31, 2012, there were 27,382,830 shares of our common stock outstanding, with another 3,235,982 shares of common stock issuable upon exercise of warrants to investors, 660,423 shares issuable upon exercise of options outstanding and an additional 2,668,661 shares available for option grants under our 2012 Equity Incentive Plan. The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

In November 2012 we entered into a new lease for executive offices located at 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634 which replaced our exiting lease for space located at the 3000 Bayport Drive location in Tampa. The new lease location has become our principal executive office and is also being used for sales and marketing and some administrative matters. The office space is approximately 4,168 square feet and the annual lease cost is $57,977 which includes insurance, utilities and taxes. The lease term expires November 2013. Lease payments are capped during the term. In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. This lease was renewed for a three-year period beginning December 2011 and expires November 2014. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The 12-month lease costs for the year ended December 31, 2012 were $119,064 which includes insurance, taxes and utilities. Lease payments are capped during the term which expires in November 2014. We expect the location in Alachua, Florida to continue to be used primarily as our research and laboratory space. There were $11,094 and $0 in leasehold improvements in 2012 and 2011.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the over-the counter (OTC) Bulletin Board under the ticker symbol “OGEN” since September 21, 2012 (and under the ticker symbol “ORNI” between December 22, 2008 and September 20, 2012). The following table sets forth the high and low bid quotations of our common stock reflected on the OTC Bulletin Board for each of the calendar quarters during the years ended December 31, 2012 and December 31, 2011. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on March 22, 2013 was $3.35 per share. As of March 22, 2013, there were approximately 78 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

Period	2012		2011
	High	Low	High	Low
First quarter	$2.25	$0.75	$5.00	$3.00
Second quarter	$3.20	$0.82	$6.50	$2.00
Third quarter	$3.10	$1.88	$3.75	$1.50
Fourth quarter	$2.64	$1.75	$2.50	$0.75

We applied to be listed on the NYSE MKT on March 15, 2013. There can be no assurance that we will be approved for listing on the NYSE MKT.

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

Equity Compensation Plan Information.

See Item 11-Executive compensation for equity compensation plan information.

Stock Repurchases in the Fourth Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-October 31, 2012	46,207	$2.10	—	—
November 1-November 30, 2012	—	—	—	—
December 1-December 31, 2012	—	—	—	—

Total	46,207	$2.10	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.
(2)	The Company has no publicly announced share repurchase programs.

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

Overview

We are a healthcare company focused primarily on developing novel antibiotics and oral health products. Within oral health we are marketing our oral health probiotics blend, ProBiora3 to consumers and to dental professionals. We also maintain a suite of other patented technologies stemming from several years of our research efforts in the oral health space.

Our Antibiotics

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since 1927 when the first lantibiotic, nisin, was discovered. Lantibiotics are generally recognized to be potent antibiotic agents.

We have performed preclinical testing on MU1140, which has demonstrated the molecule’s novel mechanism of action. MU1140 has proven active preclinically against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections or HAIs. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA, vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

The challenge presented by lantibiotics is that they have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of any of these molecules. Standard fermentation methods are used to make a variety of currently marketed antibiotics. When such fermentation methods are used to make lantibiotics the result is the production of only minute amounts of the lantibiotic.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, we are currently pursuing the following paths:

•

In June 2012, we entered into a worldwide exclusive collaboration agreement (ECC) with Intrexon Corporation (Intrexon) for the development and commercialization of the native strain of MU1140 using Intrexon’s advanced transgene and cell engineering platforms. We expect to pursue our research and development efforts with Intrexon in accordance with the terms of the ECC on the development of the MU1140 molecule and potential derivatives of the molecule.

•

We also produced a synthetic version of MU1140 known as MU1140-S. We created MU1140-S using our patented, novel organic chemistry synthesis platform known as DPOLT (Differentially Protected Orthogonal Lanthionine Technology). We engaged Bachem Americas, Inc. (“Bachem”), a peptide synthesis manufacturing company to assist us with research on producing greater amounts of MU1140-S. While the work performed by Bachem generated improvements in the yield of components necessary to synthesize MU1140-S, further research was determined to be needed, which was beyond the scope of our initial agreement with Bachem. We continue to pursue this research internally through the use of existing grant funds.

We have previously performed preclinical testing on native MU1140 and such testing has demonstrated the molecule’s novel mechanism of action. We expect to begin preclinical activities on either native MU1140, or an analog developed under the ECC with Intrexon, in the second half of 2013. These preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. If our preclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the first quarter of 2015.

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of MU1140 and delivers a step in validating the lantibiotics platform targeting infectious diseases. Previously, the ability to manufacture MU1140 by fermentation was originally thought not to be commercially feasible due to low titers and difficulties in purification. In addition to the optimization of fermentation and purification strategies, we are working to leverage Intrexon’s genetic and cell engineering expertise to produce analogs of MU1140 toward the goal of establishing a pipeline of new lantibiotics.

Manufacturing requirements and methods for producing MU1140, or an analog, will primarily be dependent upon the end results of our efforts under the ECC with Intrexon. We are actively seeking a third party manufacturer to produce additional quantities of MU1140, or a designated analog, based upon the developments achieved from our work with Intrexon. The additional quantities of MU1140, or a designated analog, are needed for the consummation and pursuit of our preclinical testing activities.

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics business and consistent with these efforts:

•	We are refocusing our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entails distribution to Dentists throughout the United States.

•

We initiated two, double blinded randomized, placebo controlled clinical studies one at the University of Washington and the other at Loma Linda University in California that we believe could allow us to enhance the claims we can make about our ProBiora3 products and assist us in registering the product for commercial sale in the European Union. While we have received preliminary data from the University of Washington study the results are inconclusive and we continue to analyze the data and study parameters. We are also supporting a two-year study in children in Scandinavia.

•	To better serve our customers, we continue to evaluate new delivery systems which we believe will enable us to deliver ProBiora3 to new markets and end-users;

•

ProBiora3 Distribution Agreement. On January 22, 2013, we announced that we entered into a three year distribution agreement with Organic Wave, Inc. Under the terms of the agreement, Organic Wave will be the exclusive distributor of our oral care probiotics for pets in Japan under the Evora Pet name as well as a private label brand. The pet product will contain ProBiora3; our patented proprietary blend of three probiotics specifically designed for improved oral health.

•

European Patent. On March 12, 2013, we announced we had received our first patent approval in Europe for our ProBiora3. The approval provided additional protection for ProBiora3’s proprietary blend of three probiotic bacteria, specifically designed to enhance oral health, whiten teeth and freshen breath. European Patent No. 1659885, entitled “Compositions and Methods for the Maintenance of Oral Health,” affords protection for ProBiora3 for use in a broad spectrum of potential applications, including the prevention of tooth decay and periodontal diseases, halitosis, and other therapeutic and cosmetic applications. The claims further protect ProBiora3 in several delivery forms, such as food supplements, tablets, and mouth rinses.

Other Product Candidates and Technologies.

We also possess and have developed other product candidates and technologies that originated from the discoveries of our scientific team. These other product candidates and technologies include our SMaRT Replacement Therapy, our weight loss agent, LPT3-04, DPOLT which was specifically designed as a methodology for synthesizing lantibiotics using traditional organic chemistry techniques. We continue to consider and evaluate opportunities that could promote the advancement of our other product candidates and technologies. We believe our other product candidates and technologies could provide potential partnership opportunities for us. For our product candidates and technologies we expect to devote limited financial resources toward continued research and development while exploring the possibilities for outlicensing such product candidates or entering into partnerships or collaborative arrangements for the further development of such product candidates.

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial our Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial and instead focus our efforts on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

Our Weight Loss Agent-LPT3-04. LPT3-04 is a naturally occurring compound which is normally consumed in the human diet in small amounts, in the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, resulted in dose-dependent weight loss in experimental animal models. We have filed a patent application for use of LPT3-04 for weight regulation with the United States Patent Office. We believe this product candidate is positioned for collaboration, particularly or outlicensing opportunities, which we expect to pursue.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2011, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the years ended December 31, 2012 and 2011, our net revenues were $1,331,764 and $1,444,447, respectively.

As of December 31, 2012, we had an accumulated deficit of $54,086,362 and we have yet to achieve profitability. We incurred net losses of $13,090,446 and $7,678,868 for the years ended December 31, 2012 and 2011, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $1,194,878 and $1,229,510 for the years ended December 31, 2012 and 2011, respectively. Because of our efforts to increase the distribution of our ProBiora3 products, we expect net revenues to increase in the future. However, our success will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products.

We expect that our revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments from any license or strategic partnerships we may enter into in the future.

Cost of Goods Sold

Our cost of goods sold includes the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, inventory replacement reserves, and damaged inventory. Because our ProBiora3 products contain live organisms they have a limited shelf life. As such, we attempt to manage the amount of production we request of our manufacturers and the amount of inventory we maintain. We expect our costs of goods sold to increase as we are able to expand our distribution and sales efforts for our ProBiora3 products.

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

Our research and development expenses can be divided into (i) clinical research, and (ii) preclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreement with Intrexon. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $7,860,987 and $2,449,178 for the years ended December 31, 2012 and 2011, respectively. Included in research and development expense for 2012 is the non-cash expense of $5,798,001 associated with an up-front issuance of 4,392,425 shares of our common stock to Intrexon in connection with the establishment of the ECC with Intrexon.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and preclinical product development programs for our MU1140 product candidate and with respect to our probiotic projects. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available before 2014.

Our plan is to reduce expenditures in research and development related to all non-probiotic projects. These non-probiotic projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

Other Income and (Expense)

Other income and expense includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

As of December 31, 2012 and 2011, we have net operating loss carryforwards of approximately $48,822,000 and $36,480,000, respectively, to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $881,000 and $551,000 as of December 31, 2012 and 2011, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2032 and 2022, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryfowards were limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

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

The Company has granted guaranteed rights of return at various times to certain customers. At this time there are two dental distributers with guaranteed rights of return. The dental distributors have a six month period in which to return purchases by them of our product. Orders are processed and shipped on these accounts however the Company defers recognition of revenue until the customer provides notification to the Company that the product has sold to the end consumer. Once notification has been received and verified, the Company will record revenue in that accounting period.

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

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2012 and 2011 was $253,067 and $65,214, respectively.

Consigned Inventory

The Company had authorized a consignment inventory arrangement with one of its mass retail customers in March 2010. As of December 31, 2012 and 2011, the Company has $0 and $29,147 in inventory on consignment located at the retailers’ stores and warehouses, which is included in our inventory reserve for 2011.

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

New Accounting Pronouncements

No new accounting pronouncements issued or effective during 2012 have had or are expected to have had an impact on the Company’s financial statements.

Results of Operations:

	Years Ended December 31		Three Months Ended December 31
	2012	2011	2012	2011
Revenue	$1,331,764	$1,444,447	$430,582	$396,590
Cost of sales	878,461	713,627	403,935	155,422
Operating expenses:
Research and development	7,860,987	2,449,178	730,207	842,191
Selling, general and administrative	5,024,616	5,628,005	1,284,594	1,214,470

Total operating expenses	12,885,603	8,077,183	2,014,801	2,056,661

Loss from operations	(12,432,300)	(7,346,363)	(1,988,154)	(1,815,493)

Other income (expense):
Interest income	15,164	1,044	7,971	338
Interest expense	(655,557)	(332,349)	(946)	(124,167)
Local business tax	(17,753)	(1,200)	(7,697)	—

Total other expense, net	(658,146)	(332,505)	(672)	(123,829)

Loss before income taxes	(13,090,446)	(7,678,868)	(1,988,826)	(1,939,322)

Income tax benefit	—	—	—	—

Net Loss	$(13,090,446)	$(7,678,868)	$(1,988,826)	$(1,939,322)

For the Three Months Ended December 31, 2012 and 2011

Net Revenues. We generated net revenues of $430,582 for the three months ended December 31, 2012 compared to $396,590 in the same period in 2011; an increase of $33,992. The increase was primarily attributable to an increase in ProBiora3 product sales relating to a new international distributor that was partially offset by a decline in grant revenues.

Cost of Goods Sold. Cost of goods sold was $403,935 for the three months ended December 31, 2012 compared to 155,422 in the same period in 2011; an increase of $248,513. The increase was attributable to an increase of approximately $189,000 in the scrap expenses related to inventory reserves in 2012. Cost of goods sold in 2012 includes the production and manufacturing costs of our ProBiora3 products sold of $181,334, shipping and processing expenses of $20,553, and scrap expense of $202,048. Cost of goods sold in 2011 includes the production and manufacturing costs of our ProBiora3 products sold of $100,420, shipping and processing expenses of $42,330, and scrap expense of $12,672. Scrap expenses represent product rework charges, inventory adjustments, inventory reserves of $202,048 and $12,672 during 2012 and 2011, respectively, associated with expected inventory replacement costs, and damaged inventory.

Research and Development. Research and development expenses were $730,207 for the three months ended December 31, 2012 compared to $842,191 in the same period in 2011; a decrease of $111,984, or 13.3%. The decrease was primarily attributed to an increase in consulting costs of approximately $407,000 which is primarily related to the work being undertaken by Intrexon under the ECC, offset by decreases in clinical trial expense of $77,642, patent costs of $217,431, and compensation related costs of $220,603 primarily due to reduced headcount and stock based compensation.

Selling, General and Administrative. Selling, general and administrative expenses were $1,284,594 for the three months ended December 31, 2012 compared to $1,214,470 in the same period in 2011; an increase of $70,124, or 5.8%. This increase was due to increases in stock based compensation costs of $176,998, increased consulting cost of $181,923, partially offset by decreases in advertising and promotion costs of $157,203 and non-employee stock based compensation expense of $137,932.

Other Income (Expense). Other income (expense) was $(672) for the three months ended December 31, 2012 compared to $(123,829) in the same period in 2011; a change of $123,157. The change was primarily attributable to a decrease in interest expense of $123,221 in 2012 as compared to 2011 related primarily to the conversion of the various notes payable to a shareholder.

For the Years Ended December 31, 2012 and 2011

Net Revenues. We generated net revenues of $1,331,764 for the year ended December 31, 2012 compared to $1,444,447 for the year ended December 31, 2011; a decrease of $112,683. The decrease in net revenues was primarily attributable to decreases in ProBiora3 product sales and grant revenues.

Cost of Goods Sold. Cost of goods sold was $878,461 for the year ended December 31, 2012 compared to $713,627 for the year ended December 31, 2011; an increase of $164,834. This increase was primarily attributable to an increase in scrap of $158,802 in 2012 as compared to 2011. Cost of goods sold in 2012 also includes the production and manufacturing costs of our ProBiora3 products sold of $495,812, shipping and warehouse processing expenses of $84,032, and scrap expense of $298,617. Cost of goods sold in 2011 also includes the production and manufacturing costs of our ProBiora3 products sold of $416,521, shipping and warehouse processing expenses of $157,291, and scrap expense of $139,815. Scrap expenses represent product rework charges, inventory adjustments, and inventory reserves of $253,067 and $65,214 in 2012 and 2011, respectively, associated with expected inventory replacement costs, and damaged inventory.

Research and Development. Research and development expenses were $7,860,987 for the year ended December 31, 2012 compared to $2,449,178 for the year ended December 31, 2011; an increase of $5,411,809, or 221.0% of this increase $5,798,001 was attributable to a one-time, non-cash expense associated with the issuance of 4,392,425 shares of our common stock to Intrexon in connection with establishing the ECC (the “ECC Share Issuance”). Excluding the ECC Share Issuance, research and development expenditures decreased $386,192 for the period ended December 31, 2012 compared to December 31, 2011. This decrease was primarily attributable decreases in compensation related costs of $432,221 due to reduced headcount and stock based compensation, clinical trial expense of $263,666, and patent costs of $324,038 which were offset by increases in consulting expenses of $671,657 which is primarily related to the work being undertaken by Intrexon under the ECC.

Selling, General and Administrative. Selling, general and administrative expenses were $5,024,616 for the year ended December 31, 2012 compared to $5,628,005 for the year ended December 31, 2011; a decrease of $603,389, or 10.7%. The decrease was due to reduced advertising and marketing expense savings of $686,111 due to the withdrawal from the mass retail channel in the first quarter of 2011, a decrease in compensation related costs of $564,785 due to reduced head count. These general and administrative expenses savings were partially off-set by increased consulting costs of $414,640, and increases in legal and accounting fees of $194,176 due to the entry into the ECC with Intrexon and the March 2012 Debt Exchange and Secured Debt Financing.

Other Income (Expense). Other income and expense was $(658,146) for the year ended December 31, 2012 compared to $(332,505) for the year ended December 31, 2011; a change of $(325,641). The change was primarily attributable to an increase in interest expense of $323,208 due to the conversion of the note payable to shareholder with warrants to common stock and the write off of the remaining discount to interest expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2012	2011
Net cash used in operating activities	$(5,211,857)	$(5,494,758)
Net cash used in investing activities	(11,095)	—
Net cash provided by financing activities	14,977,180	5,534,394

Net increase in cash and cash equivalents	$9,754,228	$39,636

Our operating activities used cash of $5,211,857 and $5,494,758 for the years ended December 31, 2012 and 2011, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus and (deficit) of $9,147,155 and $(8,328,004) as of December 31, 2012 and 2011, respectively.

Our investing activities used cash of $11,095 and $0 for the years ended December 31, 2012 and 2011, respectively.

Our financing activities provided cash of $14,977,180 and $5,534,394 for the years ended December 31, 2012 and 2011, respectively. The cash provided by financing activities in the year December 31, 2012 was primarily due to the borrowings under a convertible secured note payable from a shareholder and borrowings under an unsecured note payable from the same shareholder, and proceeds from issuance of common stock. The cash provided by financing activities in the year ended December 31, 2011 was primarily due to the release of restrictions on cash and borrowings under a convertible revolving note payable from a shareholder, partially offset by reductions in short term notes payable. Set forth below is a description of our various financing activities for the periods reflected in this report.

On July 30, 2010, we entered into an unsecured revolving credit agreement (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”) an accredited investor and our largest shareholder. Pursuant to the Credit Facility, we were able to borrow up to $2,000,000 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility was initially for 12 months commencing August 1, 2010.

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

On February 4, 2011, we entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. As a result of the Second Amendment, we are able to borrow up to an additional $2,500,000 from the KFLP. Future draws under the Credit Facility, as amended, were limited to $500,000 per month commencing no earlier than March 2011. Under the Second Amendment, the due date of the amounts then outstanding under the Credit Facility, (the September 2010 Promissory Note, November 2010 Promissory Note and January 2011 Promissory Note) were extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. The Second Amendment further provided for the automatic conversion of any amounts borrowed and outstanding under the Credit Facility into securities that we may issue in subsequent securities offerings. Any automatic conversion of amounts outstanding under the Credit Facility would be on the same terms of any such offering. In addition, the Second Amendment provided the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to us and thereby have a note issued to the KFLP.

On each of March 15, 2011, April 5, 2011, May 5, 2011, June 3, 2011, and July 8, 2011 we borrowed an additional $500,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note in such amounts that each matured on July 30, 2012.

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

On each of August 1, 2011 and October 5, 2011, the Company borrowed an additional $1,000,000 under the Credit Facility, as amended by the Third Amendment, and executed a revolving unsecured promissory note in such amounts that matured on July 30, 2012.

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

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provided us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance able to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events have occurred in connection with the our business. Borrowings under the Loan Agreement matured in three years with interest at the rate of 5.0% and are secured by select assets of us relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. The loan amount was subject to automatic conversion upon a subsequent qualified equity financing by the Company of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of our common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The fair value of the warrant using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrant had an initial value of $483,559. The value of the warrant was credited to Additional Paid-in Capital. This discount of $483,559 was being charged to interest expense over the life of the Loan Agreement until the loan was terminated as disclosed below.

The July 2012 Private Placement

On July 30, 2012, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we: (i) sold to the Purchasers an aggregate of 8,666,665 shares of our Common Stock at a price per share of $1.50 (the “Common Shares”) for aggregate gross proceeds of approximately $13,000,000 (the “Offering”). We intend to use the net proceeds from this Offering of approximately $12,046,000 to accelerate development of several of our key initiatives including the ECC with Intrexon relating to our lantibiotics program and sales and marketing of our probiotic product lines and general corporate purposes.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering, less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of our Common Stock (representing 9% of the Common Shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with us described below) or shares acquired by any officers or directors participating in the Offering. The warrants were valued at $2.40 per share.

Because the Offering constituted a “qualified financing” under the terms of our Loan Agreement with the KFLP, our secured debt in the principal amount of $2.5 million, together with accrued but unpaid interest thereon, due to the KFLP was automatically converted contemporaneously with the closing of the Offering into 1,692,123 shares of common stock issued to the KFLP at the same price of $1.50 per share paid by the Purchasers in the Offering. As a result of the conversion of the secured indebtedness, the Loan Agreement together with the related Security Agreement was terminated and the unamortized discount was expensed and the full value of the $2.5 million borrowed under the Loan Agreement and accrued interest was converted into common stock.

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

Grants

On June 10, 2010, we were awarded the matching $500,000 grant from the NSF to support an SBIR Phase II grant previously awarded in 2008 for further development of our DPOLT platform. On each of June 17, 2010, February 25, 2011, September 29, 2011, and March 29, 2012, we received $125,000 related to this NSF awarded SBIR II Phase II grant for the company’s DPOLT platform. Proceeds from the financing are to be allocated to further the development of our DPOLT platform, essential to the production of our lead antibiotic, MU1140, subject to the goals set forth by the NSF SBIR Phase II grant received by us.

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

Future Capital Requirements

Our capital requirements for 2013 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan through March 2014. We will continue to seek the additional funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will likely require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the ECC for the development of MU1140. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Tax Loss Carryforwards

As of December 31, 2012 and 2011, we have net operating loss carryforwards of approximately $48,822,000 and $36,480,000, respectively, to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $881,000 and $551,000 as of December 31, 2012 and 2011, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2032 and 2022, respectively. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 Private Placement transaction with the KFLP. As a result, our historical loss carryforwards through June 2009 will be limited to $172,000 per year over the next 20 years, or limited to an aggregate amount of up to $3,440,000 of such historical loss carryforwards over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after the June 2009 Private Placement transaction are expected to add to our loss carryforwards and to be fully available to us.

At December 31, 2012 and 2011, we recorded a 100% valuation allowance against our deferred tax assets of approximately $19,195,000 and $14,315,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-29 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon Management’s evaluation, Management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During 2011, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the year ended December 31, 2012 to remediate material weaknesses in the internal control over financial reporting. Although the control environment has significantly improved during the year ended December 31, 2012 when compared to prior periods, a material weakness still remains. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Annual Report on December 31, 2012 Form 10-K fairly presented, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weakness that had not yet been satisfactorily remediated is insufficient personnel to employ segregation of duties. While the segregation of duties remains a challenge for the Company, management has taken steps to further reduce this risk by continuing to limit access to the accounting systems wherever possible. This risk will remain until such time as the Company expands and hires more staff.

Management’s Remediation Initiatives

Although management has not fully remediated the material weakness mentioned above, management believes progress is being made as we continue the engagement with a consulting firm specializing in Sarbanes-Oxley Section 404 compliance to assist us in the implementation of internal controls for financial reporting and disclosure and our remediation efforts. During 2012, the consulting firm completed an analysis to identify the most critical controls in our environment and a design and operating effectiveness evaluation of those controls was performed. Reasonable remediation activities were identified based on cost and reduction of risk. All planned remediation was completed prior to year-end. Management will continue to monitor and evaluate risk factors affecting our internal controls as our resources and available liquidity permit. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to, and reinforced with, our employees.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year- covered by this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Equity Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2012 with respect to the 2012 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	660,423	$4.64	2,668,661
Equity compensation plans not approved by stockholders:
None	—	$—	—

Total:	660,423	$4.64	2,668,661

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year- covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year- covered by this annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this annual report on Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-29.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

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

Dated: March 26, 2013

ORAGENICS, INC.

By:	/s/ John N. Bonfiglio
John N. Bonfiglio, Chief Executive Officer, (Principal Executive Officer)

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

Signature	Title	Date

/s/ John N. Bonfiglio John N. Bonfiglio	Director, Chief Executive Officer (Principal Executive Officer)	March 26, 2013

/s/ Michael Sullivan Michael Sullivan	Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2013

/s/ Christine L. Koski Christine L. Koski	Director	March 26, 2013

/s/ Robert C. Koski Robert C. Koski	Director	March 26, 2013

/s/ Frederick W. Telling Frederick W. Telling	Chairman and Director	March 26, 2013

/s/ Charles L. Pope Charles L. Pope	Director	March 26, 2013

/s/ Alan W. Dunton Alan W. Dunton	Director	March 26, 2013

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Oragenics, Inc.

We have audited the accompanying balance sheets of Oragenics, Inc. (the Company) as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

March 22, 2013

/s/ Mayer Hoffman McCann P.C.

Certified Public Accountants

Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets

Current assets:
Cash and cash equivalents	$9,925,967	$171,739
Restricted cash	61,763	264,960
Accounts receivables, net	69,795	92,644
Inventory, net	124,178	475,592
Prepaid expenses and other current assets	221,838	113,331

Total current assets	10,403,541	1,118,266
Property and equipment, net	84,591	148,686

Total assets	$10,488,132	$1,266,952

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$1,157,520	$1,740,216
Short term notes payable	47,977	53,092
Deferred revenue	50,989	152,962
Convertible revolving note payable to shareholder	—	7,500,000

Total current liabilities	1,256,486	9,446,270

Shareholders’ equity (deficit):
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,382,830 and 5,894,176 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	27,383	5,894
Additional paid-in capital	63,290,625	32,810,704
Accumulated deficit	(54,086,362)	(40,995,916)

Total shareholders’ equity (deficit)	9,231,646	(8,179,318)

Total liabilities and shareholders’ equity (deficit)	$10,488,132	$1,266,952

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2012 and 2011

	Year Ended December 31
	2012	2011
Revenue, net	$1,331,764	$1,444,447

Cost of sales	878,461	713,627

Operating expenses:
Research and development	7,860,987	2,449,178
Selling, general and administrative	5,024,616	5,628,005

Total operating expenses	12,885,603	8,077,183

Loss from operations	(12,432,300)	(7,346,363)

Other income (expense):
Interest income	15,164	1,044
Interest expense	(655,557)	(332,349)
Local business tax	(17,753)	(1,200)

Total other expense, net	(658,146)	(332,505)

Loss before income taxes	(13,090,446)	(7,678,868)

Income tax benefit	—	—

Net loss	$(13,090,446)	$(7,678,868)

Basic and diluted net loss per share	$(0.74)	$(1.34)

Shares used to compute basic and diluted net loss per share	17,735,757	5,717,533

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2010	5,663,076	$5,663	$31,412,069	$(33,317,048)	$(1,899,316)

Issuance of restricted common stock, net of expenses	140,000	140	(140)	—	—
Compensation expense relating to option issuances	—	—	1,140,324	—	1,140,324

Compensation expense relating to restricted stock	—	—	121,893	—	121,893

Issuance of stock retention awards	93,600	94	140,306	—	140,400

Retirement of treasury stock	(2,500)	(3)	(3,748)	—	(3,751)

Net loss	—	—	—	(7,678,868)	(7,678,868)

Balances at December 31, 2011	5,894,176	$5,894	$32,810,704	$(40,995,916)	$(8,179,318)

Issuance of common stock, net of expenses	21,036,832	21,037	27,484,327	—	27,505,364

Issuance of warrants	—	—	1,939,728	—	1,939,728
Compensation expense relating to option issuances	—	—	229,502	—	229,502

Compensation expense relating to restricted stock	—	—	158,433	—	158,433

Issuance of restricted common stock net of tax payments	456,822	457	667,926	—	668,383

Forfeiture of restricted common stock	(5,000)	(5)	5	—	—

Net loss	—	—	—	(13,090,446)	(13,090,446)

Balances at December 31, 2012	27,382,830	$27,383	$63,290,625	$(54,086,362)	$9,231,646

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	Year Ended December 31
	2012	2011
Cash flows from operating activities:
Net loss	$(13,090,446)	$(7,678,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock retention awards	—	140,400
Accretion of discount on notes payable to shareholder	483,559	—
Non-cash services paid in common stock	5,798,001	—
Depreciation and amortization	75,190	79,516
Stock-based compensation expense	1,280,642	1,262,217
Changes in operating assets and liabilities:
Accounts receivable, net	22,849	30,328
Income tax receivable	—	362,218
Inventory, net	351,414	(208,964)
Prepaid expenses and other current assets	26,407	153,290
Accounts payable and accrued expenses	(57,500)	225,331
Deferred revenue	(101,973)	139,774

Net cash used in operating activities	(5,211,857)	(5,494,758)

Cash flows from investing activities:
Purchase of property and equipment	(11,095)	—

Net cash used in investing activities	(11,095)	—

Cash flows from financing activities:
Borrowings under note payable to shareholder	750,000	—
Borrowings under convertible secured note payable to shareholder	2,500,000	5,500,000
Payments on short term notes payable	(140,029)	(172,552)
Payment of income taxes associated with stock-based compensation	(224,324)	—
Net proceeds from issuance of common stock	11,888,336	—
Purchase of treasury stock	—	(3,751)
Restricted cash released	203,197	210,697

Net cash provided by financing activities	14,977,180	5,534,394

Net increase in cash and cash equivalents	9,754,228	39,636

Cash and cash equivalents at beginning of year	171,739	132,103

Cash and cash equivalents at end of year	$9,925,967	$171,739

Interest paid	$3,881	$5,928

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$134,914	$126,738

Par value of restricted stock granted as stock compensation	$—	$140

Conversion of convertible note payable and accrued interest to common stock	$11,275,196	$—

Discount on note payable to shareholder for warrants	$483,559	$—

Par value of forfeited stock	$5	$—

Fair market value of the 771,169 warrants issued to Griffin Securities as a reduction of paid-in capital from issuance of common stock	$1,850,806	$—

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

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

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $1,331,764, incurred a net loss of $13,090,446 and used cash of $5,211,857 in its operating activities during the year ended December 31, 2012. As of December 31, 2012, the Company had an accumulated deficit of $(54,086,362) and cash flows from operations were negative throughout 2012.

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2012 the Company raised $13,000,000 in gross proceeds through the private placement sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2012 will be sufficient to meet the business objectives as presently structured through March 2014.

The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

No new accounting pronouncements issued or effective during 2012 have had or are expected to have had an impact on the Company’s financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to one mass retail and two dental distributors customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $27,812 and $25,752 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents are deposited in a financial institution and consist of demand deposits and overnight repurchase agreement investments and at times deposits are in excess of federally insured limits.

Restricted Cash

As of December 31, 2012 and 2011, the Company had $61,763 and $264,960, respectively, of cash remaining that was restricted pursuant to the Common Stock Purchase Agreement dated December 30, 2009. The Company reserved and allocated $1,000,000 of the proceeds from the December 2009 Private Placement to the expenses incurred to further development of the Company’s DPOLT synthetic chemistry platform.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

Accounts Receivable

Accounts receivable are recorded at their net realizable value and consist of trade receivables from the sale of product to customers. We analyze accounts receivable on a monthly basis and determine the collectability based on the facts and circumstances relating to each customer. The Company estimates their allowance for doubtful accounts based on sales trend and specific review of the creditworthiness of each customer. As of December 31, 2012 and 2011, the Company had recorded an allowance for doubtful accounts of approximately $129,000 and $156,000, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2012 and 2011 was approximately $253,000 and $65,000, respectively.

Consigned Inventory

The Company has authorized a consignment inventory arrangement with one of its mass retail customers in March 2010. As of December 31, 2012 and 2011, the Company had $0 and $29,147, respectively, of inventory on consignment located at the retailers’ stores and warehouses, which is included in our inventory reserve. Once consignment inventory has been sold by this customer, the customer notifies the Company of the sale and the Company records revenue in that accounting period. The Company authorizes the replenishment of consignment inventory based on orders placed by the customer. The Company is provided with weekly reports of consignment sales activity and balances.

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

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture.

Warrants

The Company used the Black Scholes Option Pricing Model in calculating the relative fair value of any warrants that are issued.

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

December 31, 2012 and 2011

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

The Company has granted guaranteed rights of return at various times to certain customers. At this time there are two dental distributors with guaranteed rights of return. Orders are processed and shipped on these accounts however the Company defers recognition of revenue until the customer provides notification to the Company that the product has sold to the end consumer. Once notification has been received and verified, the Company will record revenue in that accounting period.

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2012 and 2011.

Advertising Expenses

The Company’s policy is to expense advertising and marketing costs as incurred. For the years ended December 31, 2012 and 2011, advertising and marketing expense was $49,133 and $735,245 respectively.

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

December 31, 2012 and 2011

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

Concentrations

The Company was dependent on four and three key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products during the years ended December 31, 2012 and 2011, respectively. The majority of the Company’s cost of sales are from these key suppliers. As of December 31, 2012 and 2011, our accounts payable and accrued expenses for these vendors totaled $99,000 and $108,312, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2012, the uninsured portion of this balance was $9,737,730. As of December 31, 2011, the uninsured portion of this balance was $186,699.

3. Inventory, net

Inventory, net consists of the following as of December 31, 2012 and 2011:

	2012	2011
Finished goods	$329,709	$411,724
Consignment or Rights of Return Agreements	10,802	29,147
Work-in-process	—	58,599
Raw materials	36,734	41,336

Total inventory	377,245	540,806
Less: inventory reserve	(253,067)	(65,214)

	$124,178	$475,592

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2012 and 2011:

	2012	2011
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	757,882	757,882
Leasehold improvements	487,871	476,777
Office and computer equipment	271,245	271,245

	1,537,740	1,526,646
Accumulated depreciation and amortization	(1,453,149)	(1,377,960)

Property and equipment, net	$84,591	$148,686

Depreciation and amortization expense for the years ending December 31, 2012 and 2011 was $75,190 and $79,516, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

5. Related Party Transactions

At December 31, 2012 and 2011 deferred payments totaling $25,500 and $25,500, respectively, were owed to former directors in connection with their service on our Board and are included in the accompanying balance sheets in accounts payable and accrued expenses. These meeting fees have been deferred until such time as management determines that we have sufficient funding to pay them to the former directors. The deferrals of payments to our former directors do not reduce our expenses, but serve to preserve our limited cash resources to the extent necessary to maintain our operations. These amounts are non-interest bearing.

During the year ended December 31, 2011, we paid $270,702 (which included approximately $96,909 in costs reimbursements associated with maintaining our intellectual property) to a law firm that employs the daughter-in-law of our former director and Chief Scientific Officer, Dr. Jeffrey Hillman, as a lawyer and from which firm we received intellectual property related legal services. During 2012 the Company continues to use the same law firm that employs the daughter-in-law of our former director and Chief Scientific Officer, Dr. Jeffrey Hillman. Dr. Hillman was not employed by the Company in 2012. As a result, payments to the law firm are not considered to be a related party transaction.

In addition, during the year ended December 31, 2012, we paid $245,519 to Intrexon Corporation under the Exclusive Channel Collaboration Agreement. Included in Accounts Payable and Accrued Expenses as of December 31, 2012 was $269,994 relating to unpaid invoices received from Intrexon Corporation relating to work performed under the Exclusive Channel Collaboration Agreement. We entered into the Exclusive Channel Collaboration Agreement in order to develop and commercialize lantibiotics. As of December 31, 2012, Intrexon Corporation owned approximately 16% of our outstanding common stock.

The Company’s Chairman, Dr. Frederick Telling, participated in the Company’s July 30, 2012 offering (see Note 9) and acquired 98,111 shares of our common stock. The participation of Dr. Telling was approved by the disinterested directors.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2012 and 2011:

	2012	2011
Accounts payable trade	$440,376	$631,274
Intrexon Collaboration Agreement	269,994	—
Legal fees	163,987	376,167
Vacation	54,047	85,655
Deferred compensation	25,500	25,500
Royalties payable	—	25,000
Interest	—	356,689
Consulting fees	7,750	35,858
Sales return allowance	185,618	197,923
Other	10,248	6,150

Total accounts payable and accrued expenses	$1,157,520	$1,740,216

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

7. Short Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2012 and 2011:

	2012	2011
Product liability insurance financing of $50,037 and $48,988, due in monthly installments of $5,146 and $5,024 including principal and interest at 6.17% and 5.48% through January 10, 2013 and January 10, 2012, respectively.	$5,120	$5,000

Directors’ and officers’ liability insurance financing of $84,876, due in monthly installments of $8,674 including principal and interest at 4.75% through May 24, 2013.	42,857	42,828

New enterprise resource planning system financing of $85,185 due in monthly installments of principal and interest at 7.5% through December 31, 2011.	—	5,264

Total short-term notes payable	$47,977	$53,092

8. Convertible Revolving Notes Payable to Shareholder

Prior to December 31, 2010, the Company had entered into a number of unsecured revolving credit agreements and amendments (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”), an accredited investor and the Company’s largest shareholder. As of December 31, 2010, the Company had borrowed $2,000,000 under the Credit Facility.

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

December 31, 2012 and 2011

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

On January 23, 2012, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Facility with the KFLP, an accredited investor and the Company’s largest shareholder. The Fifth Amendment was approved by the Company’s Audit Committee and Board of Directors. The Fifth Amendment increased the available borrowing under the Credit Facility by $750,000 from $7,500,000 to $8,250,000. On January 23, 2012, the Company drew down on the Credit Facility as amended to borrow $750,000. All other terms of the Credit Facility remained the same, including but not limited to, the outstanding indebtedness thereunder being due July 30, 2012.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

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

9. Shareholders’ Equity

Common Stock

Restricted Stock Issuance — Retired Founder

In October 2011, the Company issued 120,000 restricted shares of common stock to its former Chief Scientific Officer and founder, Dr. Jeffrey Hillman in connection with his retirement from full time services to the Company effective October 31, 2011. The restricted shares are subject to performance conditions as well as time based vesting. The performance based vesting relates to the completion of certain work-in-process concerning Company intellectual property and the time vesting is equal over a three year period with restricted shares being subject to earlier vesting upon a change of control. The Company recorded compensation expense of $40,227 for the year ended December 31, 2011 and $169,773 for the year ended December 31, 2012 for these restricted shares. At December 31, 2012, 80,000 shares of restricted common stock are non-vested.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

Unsecured Debt Conversion Issuance-KFLP

On March 23, 2012, pursuant to the terms of the Debt Exchange Agreement, the Company issued 6,285,619 shares of common stock to the KFLP. See Note 8 — Convertible Revolving Notes Payable to Shareholder.

Exclusive Channel Collaboration (“ECC”) Agreement Issuance-Intrexon Corporation (“Intrexon”)

On June 5, 2012, in conjunction with the Company’s execution and delivery of the Channel Agreement with Intrexon, the Company entered into a Stock Issuance Agreement which included certain registration rights, with Intrexon. On June 5, 2012, pursuant to that Stock Issuance Agreement, Intrexon was issued 4,392,425 shares of the Company’s common stock, which was deemed consideration for the execution and delivery of the Channel Agreement. This resulted in the Company recording a non-cash expense of $5,798,001 during the quarter ended June 30, 2012. Under the terms of the Stock Issuance Agreement, the Company agreed to issue to Intrexon additional shares of its common stock based upon the achievement of certain milestones. See Note 14 — Commitments and Contingencies.

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

July 2012 Private Placement Issuance-Purchasers

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

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

The total amount charged to additional paid-in-capital as a result of the Offering was $1,111,664. This amount is comprised of $949,698 for services provided by Griffin Securities, Inc., $155,626 for services provided by the Company’s legal counsel and independent accountants, and $6,340 for other services.

On July 30, 2012, the Company issued to Griffin Securities, Inc., or its designee, a five-year warrant to purchase up to 771,169 shares of the Company’s Common Stock with an exercise price of $1.50 per share. The warrant was issued as partial consideration for Griffin Securities, Inc. acting as the Placement Agent for our July 2012 Private Placement Financing. The warrants were valued at $2.40 per share for a total of $1,850,806. The issuance of the warrant resulted in no charge being made to additional-paid-in capital.

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

Secured Debt Conversion Issuance-KFLP

On July 30, 2012, the Company’s secured debt in the principal amount of $2.5 million, together with accrued but unpaid interest of $38,185 thereon, due to the KFLP was automatically converted contemporaneously with the closing of the Offering into 1,692,123 shares of common stock issued to the KFLP at the same price of $1.50 per share paid by the Purchasers in the Offering. The conversion occurred because the Offering constituted a “qualified financing” under the terms of the Company’s Loan Agreement with the KFLP. See Note 8 Convertible Revolving Notes Payable to Shareholder.

On August 6, 2012, both the Board of Directors and the Compensation Committee of the Board of Directors of the Company met and determined that one of the performance goals established in the Company’s Long Term Incentive Programs (“LTIP”) as part of executive compensation and non-employee director compensation programs had been achieved. The performance goal met was the goal related to the Company successfully raising $10,000,000 of new capital. The aggregate shares awarded under the LTIP of 465,816, consisted of a total of 215,405 shares to non-employee directors and 250,411 shares to executive officers. Of the aggregate 465,816 shares awarded under the LTIPs, 66,233 shares were retained by the Company for applicable tax withholding obligations.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

2012 Incentive Plan Issuances

On October 23, 2012 the Compensation Committee of the Board of Directors approved discretionary bonus award in the form of 83,500 shares of our common stock to Michael Sullivan our Chief Financial Officer. Of the 83,500 shares which were awarded, 26,261 shares were retained by the Company for applicable tax withholding obligations. The award was made in consideration of Mr. Sullivan’s services since he joined the Company, including but not limited to, his services regarding the Company’s securities filings, the financings by the KFLP, the Intrexon collaboration, the recent substantial capital raise closing and related follow-on registration statement.

On March 11, 2011, our Board of Directors and Compensation Committee awarded 10,000 shares of restricted common stock to each of Mr. Brian Bohunicky, our former Chief Financial Officer and to Mr. Robert Koski, our director at a grant date fair value of $3.60 per share. The restricted stock awards were pursuant to the Company’s Stock Incentive Plan. Half of the awarded shares vest in six (6) months and the other half on the anniversary date of the award. On January 27, 2012, Mr. Brian Bohunicky resigned as our Chief Financial Officer, Secretary and Treasurer to pursue other opportunities. As a result of his resignation, Mr. Bohunicky forfeited 5,000 shares of the previously granted restricted stock. The Company recorded a net reversal of previously recorded compensation expense of $11,340 and compensation expense of $65,341 for the years ended December 31, 2012 and 2011, respectively.

Compensation expense related to restricted stock awards is a non-cash expense and is included in selling, general and administrative expenses in the accompanying statement of operations. At December 31, 2012, no shares of restricted common stock are non-vested.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2012 are presented below:

Shares Underlying Warrant Outstanding	Exercise Price	Expiration Date
127,888	$26.00	5/30/2013
161,000	15.00	5/30/2013
5,000	10.00	4/15/2014
2,170,925	2.00	3/23/2015
771,169	1.50	7/30/2017

3,235,982

On March 23, 2012, pursuant to the terms of a Debt Exchange Agreement and a Loan Agreement with the Koski Family Limited Partnership, or KFLP, the Company issued warrants to acquire 1,571,405 and 599,520 shares of common stock, respectively, to the KFLP. The warrants are exercisable immediately at a price per share of $2.00 and expire three years from the date of issuance. The warrants were valued at $1.00 per share. See Note 8 — Convertible Revolving Notes Payable to Shareholder.

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

On September 14, 2012, warrants to acquire 12,500 shares of the Company’s common stock at a price of $6.00 per share expired. On September 27, 2012, the KFLP made a distribution of a portion of its warrants to the underlying partners of the KFLP. As a result of such distribution the KFLP retained warrants to acquire 61,405 and 599,520 respectively and its underlying partners (including certain trusts) were issued warrants to acquire an aggregate of 1,510,000 shares of common stock.

As of December 31, 2012 there are 3,235,982 warrants and 660,423 stock options outstanding. If all warrants and stock options were exercised, the total number of outstanding common shares would be approximately 31,279,235 as of December 31, 2012.

Treasury Stock

During 2011, the board of directors authorized and the Company repurchased 2,500 shares of the Company’s common stock at an aggregate cost of $3,751. In 2011, we retired all shares of treasury stock. These shares remain as authorized stock; however, they are now considered unissued.

10. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) on September 17, 2002. The Stock Incentive Plan was amended to increase the available shares in May 2004, May 2006, April 2008, October 2009, and on August 29, 2011. On October 23, 2012, the Stock Incentive plan was amended and restated as our 2012 Equity Incentive Plan (the “2012 Incentive Plan”). Under the terms of the 2012 Incentive Plan, the Company is authorized to issue options to purchase up to 4,000,000 shares of the Company’s common stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options generally vest over a period of two to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2012, the Company had 2,668,661 shares available for future stock option grants under the 2012 Incentive Plan.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. As of December 31, 2012 and 2011, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the Years Ended December 31, 2012 and 2011:

	2012	2011
Expected dividend yield	0%	0%
Weighted-average expected volatility	161%	145% - 146%
Weighted-average risk-free interest rate	1.96%	2.03% - 2.48%
Expected life of options	2-10 years	10 years

Total compensation cost related to stock options was $229,502 and $1,140,324 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $223,349 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 6.4 years.

The following table represents stock option activity as of and for the two years ended December 31, 2012:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2010	379,837	$5.40 - 17.00	$7.86
Forfeited	(151,164)	5.40 - 14.80	6.50
Granted	496,500	1.50 - 5.00	3.50
Exercised	—	—	—

Outstanding at December 31, 2011	725,173	$1.50 - 17.00	$4.85
Forfeited	(164,750)	1.50 - 14.00	3.42
Granted	100,000	1.20	1.20
Exercised	—	—	—

Outstanding at December 31, 2012	660,423	$1.20 - 17.00	$4.70

Exercisable at December 31, 2012	498,548	$4.00 - 17.00	$5.35

The total grant date fair value of options vested during the Years Ended December 31, 2012 and 2011 was approximately $547,562 and $1,085,445, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

Long-Term Performance-Based Incentive Program

Executive LTIP

On November 14, 2011, the Compensation Committee of our Board of Directors as well as our Board of Directors approved a long-term performance-based incentive program (the “Executive LTIP Program”) to be administered under the Company’s Stock Incentive Plan. The Executive LTIP Program is an incentive program designed to motivate the participants, including the Company’s CEO to achieve the Company’s financial and other performance objectives and to reward them if, and when, those objectives are met. The Company believed it was in the best interest of the Company to: (i) develop a culture of achievement and performance; (ii) align the incentive structure to the long term goals of the Company; (iii) promote retention; (iv) promote achievement of targeted results; (v) use equity proactively and as an appropriate incentive; and (vi) employ variable compensation based upon performance goals.

The Executive LTIP Program provides for the award of shares of common stock as a bonus to designated executive officers and employees of the Company. The shares will be issued to participants during the term of the Executive LTIP Program, subject to the satisfaction of applicable performance goals (as described below). Participants are eligible to receive a bonus payable in shares of common stock if they continue to be employed by the Company through the first to occur of either of the following: (i) the Company’s achievement, on or before December 31, 2013 (the “Termination Date”), of the various “Performance Goals” set forth below, or (ii) the effective date of a “Change in Control” of the Company that occurs at any time following the date of this Agreement and on or before the Termination Date.

The performance periods for the Executive LTIP Program run from January 1, 2012 through December 31, 2013. Future Awards will be credited to participants, up to target levels, to the extent that the performance goals are satisfied, as determined by the Compensation Committee. Upon the occurrence of a “Performance Vesting Date” with respect to a “Performance Goal,” a participant will be entitled to receive a number of shares of Common Stock determined by multiplying (1) the award percentage (each, an “Award Percentage”) corresponding to that particular Performance Goal as set forth in their award agreement by (2) the total number of outstanding shares of Common Stock, determined on a non-fully diluted basis, as of that particular applicable Performance Vesting Date. For purposes of an award, the “Performance Vesting Date” with respect to a Performance Goal shall be the day on which the Compensation Committee of the Company’s Board of Directors certifies and determines, in its reasonable discretion, that the applicable Performance Goal has been achieved. Participants are required to remain employees of the Company through the date on which the Compensation Committee makes a final determination under the Executive LTIP Program with respect to the satisfaction of the performance goals during the performance period.

The Executive LTIP Program provides for awards upon the Company achieving any of the following performance goals: (i) achievement of Company fiscal year sales equal or greater than $10,000,000; (ii) achievement of Company fiscal year sales equal or greater than $20,000,000; (iii) achievement by the Company of cash flow positive in any fiscal quarter; (iv) achievement by the Company of earnings per share in any fiscal year equal or greater than $0.02 per share of Company stock; (v) Achievement of price per share of Company stock equal to $10.00; (vi) Achievement of price per share of Company stock equal to $20.00; (vii) licensing of any science technology which results in upfront cash receipt of $2M; or (viii) capital raise by the Company of $5,000,000 in both fiscal years or a $10,000,000 in a single raise.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

Non-Employee Director LTIP

Simultaneously with the approval of the Executive LTIP Program, the Compensation Committee also approved a change in the Company’s director compensation program to add a similar long-term performance based incentive compensation component for the non-employee directors. These changes were considered by the Compensation Committee to be in the best interest of the Company and necessary to attract and retain highly qualified directors to serve on the Company’s board. The full board also ratified and approved the changes to the director compensation program. The long term incentive plan is comparable in all respects to the Executive LTIP Program for the designated executive officers and employee participants, including the Performance Goals.

Retention Awards.

The Executive LTIP Program and similar component to the Non-Employee Director LTIP included immediate retention awards to be made to the designated participants and non-employee directors, which were payable in shares of common stock of the Company, as a retention award (the “Retention Awards”). The Company issued an aggregate of 93,600 shares as Retention Awards in 2011 under the Stock Incentive Plan.

11. Licenses

The Company has two license agreements with the University of Florida Research Foundation, Inc. (“UFRF”) for their technologies. The Company issued 29,997 shares of common stock as partial consideration in 1998. The license agreements provide for, among other things, the Company to make minimum annual research expenditures of $1,000,000 and to adhere to specific milestones. Beginning in 2005, the Company was required to pay minimum royalties on product sales of $50,000 annually per agreement. If the Company fails to perform certain of its obligations, UFRF may terminate the license agreements. The Company’s milestones are in compliance with UFRF and the Company had $0 and $25,000 of royalties payable to UFRF recorded in the accompanying balance sheets in accounts payable and accrued expenses at December 31, 2012 and 2011, respectively.

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

12. Retirement Plan

In January 2004, the Company established a defined contribution Simple Individual Retirement Arrangement (IRA) plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the Years Ended December 31, 2012 and 2011 were $27,908 and $41,794, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

13. Income Taxes

The components of the provision for income taxes for the Years Ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current	$—	$—
Deferred	(4,879,978)	(2,545,834)
Valuation Allowance	4,879,978	2,545,834

Total provision for income taxes	$—	$—

At December 31, 2012 and 2011, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$18,570,820	$13,681,361
Bad debt reserve	48,725	58,765
Inventory reserve	95,229	24,540
Sales return allowance	69,848	74,478
Accrued vacation	20,338	32,232
Deferrals of compensation to Directors & Officers	9,596	9,596
Deferred grant revenue	8,729	13,194
Uniform capitalization (UNICAP)	6,481	6,418
Non-qualified stock compensation	457,058	414,630
Restricted stock	42,590	—
Accrued Interest	(134,222)	—

Total deferred tax assets	19,195,192	14,315,214
Less valuation allowance	(19,195,192)	(14,315,214)

Total net deferred taxes	$—	$—

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2012 and 2011:

	2012	2011
Income tax benefit computed at statutory federal rate of 34%	$(4,450,752)	$(2,610,815)
State income tax benefits, net of federal expense/benefit	(475,183)	(278,743)
Change in valuation allowance	4,879,978	2,545,834
Non-deductible expenses	54,879	231,465
Therapeutic discovery tax credit	—	—
Other	(8,922)	112,259

Total	$—	$—

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

Accordingly, a valuation allowance of $19,195,192 and $14,315,214 has been provided in the accompanying financial statements as of December 31, 2012 and 2011, respectively. The 2012 net change in valuation allowance related to deferred tax assets was an increase of $4,879,978 primarily relating to net operating loss carryforwards. The 2011 net change in valuation allowance related to deferred tax assets was an increase of $2,545,834 primarily relating to net operating loss carryforwards.

At December 31, 2012, the Company has federal and state tax net operating loss carryforwards of approximately $48,822,000. The federal and state tax loss carryforward will expire through 2033, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $881,000. The federal tax credit carryforward will expire through 2023, unless previously utilized.

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

For the years ended December 31, 2012 and 2011, the Company incurred $329,676 and $59,967, respectively, of additional unrecognized tax benefits that resulted in a decrease to the deferred tax asset valuation allowance, related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2008.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2010	$490,995
Additions based on tax positions related to the current year	59,967
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—
Balance as of December 31, 2011	$550,962
Additions based on tax positions related to the current year	329,676
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—
Balance as of December 31, 2012	$880,638

Included in the balance at December 31, 2012 and 2011, are $880,638 and $550,962, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2012 and 2011 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

14. Commitments and Contingencies

The Company’s Alachua facility is being leased from a real estate developer for a term of three years and was renewed in December 2011. Lease payments are capped during the term with the exception of taxes and insurance exceeding 3%. This operating lease agreement required the Company to pay a deposit of $9,360 and provides for monthly lease payments of $9,922, inclusive of utilities, insurance, sales taxes and real estate taxes. Rent expense under this lease was $119,064 and $108,758 for the years ended December 31, 2012 and 2011. On October 1, 2009 the Company leased office space for Corporate, Sales and Marketing personnel located in Tampa, FL. The lease is for approximately 3,150 square feet and is occupied by seven employees. The lease period for the office space is forty months in the amount of $5,276 per month inclusive of insurance, taxes and utilities. The lease expired on November 30, 2012. Rent expense under this lease was $58,036 and $63,312 for the years ended December 31, 2012 and 2011, respectively.

On November 15, 2012, the Company leased office space for corporate, sales, and marketing personnel located in Tampa, FL. The lease is for approximately 4,168 square feet and is occupied by seven employees. The lease period for the office space is for twelve and one half months in the amount of $4,831 per month inclusive of insurance, taxes and utilities. The lease expires on November 30, 2013. Rent expense under this lease was $7,246 for the year ended December 31, 2012.

Future annual minimum payments under all non-cancelable operating leases are as follows as of December 31, 2012:

Year ended December 31:

2013	$183,886
2014	119,880
2015	10,430

$314,196

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

The University of Florida Research Foundation Licenses

The Company holds licenses from the University of Florida Research Foundation, Inc. (“UFRF”) for its SMaRT Replacement Therapy and MU1140 product candidates.

MU1140 — The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use.” The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein.

SMaRT Replacement Therapy — The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002 and March 17, 2003. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein. The patent covers the genetically altered strain of S. mutans which does not produce lactic acid, a pharmaceutical composition for administering the genetically altered strain and the method of preventing tooth decay by administering the strain. The Company issued 599,940 shares of our common stock to the UFRF as partial consideration for the initial license.

Additional Terms of UFRF License Agreements — In the amended license agreements for SMaRT Replacement Therapy and MU1140 the UFRF has reserved the right to use and sell products and services for research purposes only. The amended license agreements also provide the UFRF with a license, for research purposes only, to any improvements that we make to the products and processes covered by the patents.

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

The Exclusive Channel Collaboration (“ECC”) Agreement with Intrexon Corporation (“Intrexon”)

On June 5, 2012, the Company entered into ECC Agreement with Intrexon that governs a “channel partnering” arrangement in which the Company will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The ECC Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The ECC Agreement grants the Company an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the ECC Agreement, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the ECC Agreement, the Company will pay Intrexon on a quarterly basis 25% of gross quarterly profits derived in that quarter from the sale of products developed from the ECC Agreement, calculated on an Oragenics Product-by-Oragenics Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

During the first 18 months of the agreement, neither the Company nor Intrexon may terminate the ECC Agreement, except under limited circumstances, including in the event of a material breach by the other party and Intrexon may terminate the ECC Agreement under certain circumstances if the Company assigns its rights under the ECC Agreement without Intrexon’s consent. Following the first 12 months of the agreement, Intrexon may also terminate the ECC Agreement if the Company fails to use diligent efforts to develop and commercialize Oragenics Products or if the Company elects not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the ECC Agreement. Following the first 18 months of the agreement, the Company may voluntarily terminate the ECC Agreement at any time upon 90 days written notice to Intrexon.

Upon termination of the ECC Agreement, the Company may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

•	commercialized by the Company;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•

the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by Intrexon due to an uncured material breach by the Company or a voluntary termination by the Company).

The Company’s obligation to pay 25% of gross profits or revenue described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the ECC Agreement.

In addition, in partial consideration for each party’s execution and delivery of the ECC Agreement, the Company entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement the Company issued to Intrexon 4,392,425 shares of the Company common stock as an initial technology access fee, in consideration for the execution and delivery of the ECC Agreement and granted Intrexon certain equity participation rights and registration rights. See Note 7 -- Common Stock.

Under the Stock Issuance Agreement and as part of the ECC Agreement, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock or at the

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

Company’s option make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issued). The milestone events and amounts payable are as follows:

(i) upon filing of the first Investigational New Drug application with the U.S. Food and Drug Administration for an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 1.0% of the Base Shares ;

(ii) upon the dosing of the first patient in the first Phase 2 clinical study with an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 1.5% of the Base Shares;

(iii) upon the dosing of the first patient in the first Phase 3 clinical study with an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 2% of the Base Shares;

(iv) upon the filing of the first New Drug Application (“NDA”) or Biologics License Application (“BLA”) with the U.S. Food and Drug Administration for an Oragenics Product, or alternatively the filing of the first equivalent regulatory filing with a foreign regulatory agency, that number of shares equal to the number of shares of Common Stock comprising 2.5% of the Base Shares; and

(v) upon the granting of the first regulatory approval of an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 3% of the Base Shares.

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

None of these milestones had been achieved as of December 31, 2012.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2012 and 2011

15. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2012
	First	Second	Third	Fourth
Revenue	$380,527	$256,407	$264,248	$430,582

Total operating expenses	1,661,192	7,012,848	2,196,762	2,014,801
Net loss	(1,616,908)	(6,928,771)	(2,555,941)	(1,988,826)

Loss per share:
Basic and Diluted	$(0.25)	$(0.52)	$(0.11)	$(0.07)

	2011
	First	Second	Third	Fourth
Revenue	$349,937	$347,569	$350,351	$396,590

Total operating expenses	1,770,347	2,323,126	1,927,049	2,056,661
Net loss	(1,559,013)	(2,373,243)	(1,807,290)	(1,939,322)

Loss per share:
Basic and Diluted	$(0.28)	$(0.42)	$(0.32)	$(0.33)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	09/01/11

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	S-1/A	333-169031	4.0	10/05/10

10.1	Exclusive License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.7	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.8	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.9	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.10	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.11	License Agreement by and between Oragenics Inc. and Texas A&M University System dated December 20, 2011	10-K	001-32188	10.28	4/16/12

10.12	2012 Equity Incentive Plan	8-K	001-32188	4.1	10/25/12

10.13	Form of Employee Long Term Incentive Program Agreement	8-K	001-32188	10.1	11/17/11

10.14	Form of Amendment to Employee Long Term Incentive Program Agreement	8-K	001-32188	10.1	2/15/13

10.15	Form of Director Long Term Incentive Program Agreement	8-K	001-32188	10.2	11/17/11

10.16	Form of Amendment to Director Long Term Incentive Program Agreement	8-K	001-32188	10.2	2/15/13

10.17	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615)	10-K	001-32188	10.20	4/16/12

10.18	Executive Employment Agreement between the Company and John N. Bonfiglio dated May 25, 2011	8-K	001-32188	10.1	5/26/11

10.19	Executive Employment Agreement between the Company and Michael Sullivan dated January 28, 2012	8-K	001-32188	10.1	2/2/12

10.20	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010	10-Q	001-32188	10.16	11/14/11

10.21	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.**	8-K	001-32188	10.1	6/11/12

10.22	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012	8-K	001-32188	10.2	6/11/12

10.23	Stock Purchase Agreement by and between the Company and Purchasers dated July 30, 2012	8-K	001-32188	10.1	8/2/12

10.24	Registration Rights Agreement by and between the Company and Purchasers dated July 30, 2012	8-K	001-32188	10.2	8/2/12

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.25	Form of Placement Agent Warrant	8-K	001-32188	10-3	8/2/12

10.26	Form of Employee Stock Option Agreement					X

10.27	Form of Consultant Stock Option Agreement					X

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
**	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.