Form 10-Q
period 2013-03-31
ORAGENICS INC
filed 2013-05-15
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission File Number: 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-3410522
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4902 Eisenhower Blvd., Suite 125

Tampa, Florida 33634

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2013, there were 27,489,080 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,350,325	$9,925,967
Restricted cash	25,771	61,763
Accounts receivables, net	55,430	69,795
Inventory, net	117,266	124,178
Prepaid expenses and other current assets	210,499	221,838

Total current assets	8,759,291	10,403,541
Property and equipment, net	63,619	84,591

Total assets	$8,822,910	$10,488,132

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,082,214	$1,157,520
Short term notes payable	67,281	47,977
Deferred revenue	24,114	50,989

Total current liabilities	1,173,609	1,256,486
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,489,080 and 27,382,830 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	27,489	27,383
Additional paid-in capital	63,298,134	63,290,625
Accumulated deficit	(55,676,322)	(54,086,362)

Total shareholders’ equity	7,649,301	9,231,646

Total liabilities and shareholders’ equity	$8,822,910	$10,488,132

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue, net	$176,407	$380,527
Cost of sales	63,949	198,209

Gross profit	112,458	182,318
Operating expenses:
Research and development	745,395	353,198
Selling, general and administrative	1,103,187	1,307,994

Total operating expenses	1,848,582	1,661,192

Loss from operations	(1,736,124)	(1,478,874)
Other income (expense):
Interest income	6,410	383
Interest expense	(949)	(138,265)
Local business tax	(3,800)	(152)
Other income	144,503	—

Total other expense, net	146,164	(138,034)

Loss before income taxes	(1,589,960)	(1,616,908)

Income tax benefit	—	—

Net loss	$(1,589,960)	$(1,616,908)

Basic and diluted net loss per share	$(0.06)	$(0.25)

Shares used to compute basic and diluted net loss per share	27,452,483	6,449,342

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,589,960)	$(1,616,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable to shareholder	—	7,463
Depreciation and amortization	20,972	19,565
Stock-based compensation expense	7,615	261,403
Changes in operating assets and liabilities:
Accounts receivable, net	14,365	29,330
Inventory, net	6,912	112,607
Prepaid expenses and other current assets	61,376	39,516
Accounts payable and accrued expenses	(75,306)	11,690
Deferred revenue	(26,875)	(7,766)

Net cash used in operating activities	(1,580,901)	(1,143,100)
Cash flows from financing activities:
Borrowings under note payable to shareholder	—	1,250,000
Borrowings under convertible secured note payable to shareholder	—	750,000
Payments on short term notes payable	(30,733)	(31,551)
Restricted cash (receipts) released, net	35,992	(29,144)

Net cash provided by financing activities	5,259	1,939,305

Net increase (decrease) in cash and cash equivalents	(1,575,642)	796,205
Cash and cash equivalents at beginning of period	9,925,967	171,739

Cash and cash equivalents at end of period	$8,350,325	$967,944

Supplemental disclosure of cash flow information:
Interest paid	$982	$447

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$50,037	$50,037

Par value of common stock issued for cashless exercise of warrants	$106	$—

Conversion of convertible note payable and accrued interest to common stock	$—	$8,737,011

Discount on note payable to shareholder for warrants	$—	$483,559

Par value of forfeited stock	$—	$5

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is focused on the discovery, development and commercialization of a variety of technologies associated with broad spectrum antibiotics, oral health, and other general health benefits.

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2013 and December 31, 2012 (audited) and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2013. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $176,407, incurred a net loss of $1,589,960 and used cash of $1,580,901 in its operating activities during the three months ended March 31, 2013. As of March 31, 2013, the Company had an accumulated deficit of $(55,676,322).

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2012 the Company raised $13,000,000 in gross proceeds through the private placement sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2013 will be sufficient to meet the business objectives as presently structured through March 2014.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the first quarter of 2013 that have had or are expected to have an impact on the Company’s financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $23,671 and $27,812 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of March 31, 2013 and December 31, 2012, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $178,000 and $253,000 as of March 31, 2013 and December 31, 2012, respectively.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three months ended March 31, 2013 and 2012. The majority of the Company’s cost of sales are from these key suppliers during the three months ended March 31, 2013 and 2012. Accounts payable and accrued expenses for these vendors totaled approximately $2,000 and $99,000 as of March 31, 2013 and December 31, 2012, respectively.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Research and development	$(27,097)	$22,716
Selling, general and administrative	34,712	238,687

Total Stock bsaed compensation	$7,615	$261,403

The Company granted 10,000 stock options, with a weighted-average grant date fair value of $3.52 per share, during the three months ended March 31, 2013. During the three months ended March 31, 2013, 0 stock options previously granted have vested and 26,050 stock options were forfeited.

5. Warrants

A summary of warrant activity for the year ended December 31, 2012 and the three months ended March 31, 2013 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2011	306,388	$19.14
Granted	2,942,094	1.87
Exercised	—	—
Expired	(12,500)	(6.00)

Balance - December 31, 2012	3,235,982	3.53
Granted	—	—
Exercised	(200,000)	1.50
Expired	—

Balance - March 31, 2013	3,035,982	$3.62

On January 31, 2013 Griffin Securities Inc. exercised 200,000 of their previously issued warrants resulting in the issuance of 106,250 shares of our common stock.

The warrants outstanding as of March 31, 2013 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	571,169	7/30/17
$2.00	2,170,925	3/23/15
$10.00	5,000	4/15/14
$15.00	161,000	5/30/13
$26.00	127,888	5/30/13

	3,035,982

6. Short Term Notes Payable

As of March 31, 2013 and December 31, 2012, the Company had $67,281 and $47,977 respectively, in short-term notes payable for the financing of various insurance policies. On March 8, 2013, the Company entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014.

7. Commitments and Contingencies

The University of Florida Research Foundation Licenses

The Company holds exclusive licenses from the University of Florida Research Foundation, Inc. (“UFRF”) for its SMaRT Replacement Therapy and MU1140 product candidates.

MU1140 – The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S. patent numbers 6,964,760; 7,067,125; 6,391,285; 6,475,771 and foreign patents. The Company’s license is for the period of the patents, which expire from 2017 through 2019, subject to the performance of terms and conditions contained therein.

SMaRT Replacement Therapy—The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein.

Additional Terms of UFRF License Agreements—In the amended license agreements for SMaRT Replacement Therapy and MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreements, the Company is obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between May 1, 2013 and the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

The Company is required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreements in the amount of $10,000 for each license agreement and $20,000 in aggregate. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $5,000 per quarter) for both licenses. The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

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

Under the Stock Issuance Agreement and as part of the ECC Agreement, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock or at the Company’s option make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issued). The milestone events and amounts payable are as follows:

(i)	upon filing of the first Investigational New Drug application with the U.S. Food and Drug Administration for an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 1.0% of the Base Shares;

(ii)	upon the dosing of the first patient in the first Phase 2 clinical study with an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 1.5% of the Base Shares;

(iii)	upon the dosing of the first patient in the first Phase 3 clinical study with an Oragenics Product, that number of shares equal to the number of shares of Common Stock comprising 2% of the Base Shares;

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

None of these milestones had been achieved as of March 31, 2013.

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

Overview

We are a healthcare company focused primarily on developing novel antibiotics and oral health products. Within oral health we are marketing our oral health probiotics blend, ProBiora3 to consumers and to dental professionals. We also maintain a suite of other technologies stemming from several years of our research efforts in the oral health space.

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

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of MU1140 and deliver a step in validating the lantibiotics platform targeting infectious diseases. Previously, the ability to manufacture MU1140 by fermentation was originally thought not to be commercially feasible due to low titers and difficulties in purification. In addition to the optimization of fermentation and purification strategies, we are working to leverage Intrexon’s genetic and cell engineering expertise to produce analogs of MU1140 toward the goal of establishing a pipeline of new lantibiotics.

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

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status, or GRAS. We sell our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics business and consistent with these efforts:

•	We are focusing our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entails distribution to dentists throughout the United States.

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

•

ProBiora3 Distribution Agreement. On January 22, 2013, we announced that we entered into a three year distribution agreement with Organic Wave, Inc. Under the terms of the agreement, Organic Wave will be the exclusive distributor of our oral care probiotics for pets in Japan under the EvoraPet name as well as a private label brand. The pet product will contain ProBiora3; our patented proprietary blend of three probiotics specifically designed for improved oral health.

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

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort has produced strategic marketing and sales plans that we have begun to implement. While our quarter over quarter sales of our probiotic product lines may fluctuate we believe that the successful execution of our marketing plans can lead to improved probiotic sales on a year over year sales basis.

Other Product Candidates and Technologies

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

Our Weight Loss Agent-LPT3-04. LPT3-04 is a naturally occurring compound that is normally consumed in the human diet in small amounts. In the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04 resulted in dose-dependent weight loss in experimental animal models. We have filed a patent application for use of LPT3-04 for weight regulation with the United States Patent Office. We believe this product candidate is positioned for collaboration, particularly or outlicensing opportunities, which we expect to pursue.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2012, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $176,407 and $380,527 for the three months ended March 31, 2013 and 2012, respectively, and $1,331,764 and $1,444,447 for the years ended December 31, 2012 and 2011, respectively.

As of March 31, 2013, we had an accumulated deficit of $55,676,322 and we have yet to achieve profitability. We incurred net losses of $1,589,960 and $1,616,908 for the three months ended March 31, 2013 and 2012, respectively, and $13,090,446 and $7,678,868 for the years ended December 31, 2012 and 2011, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

Exchange Listing

On April 5, 2013, we were notified that the Company’s common stock had been approved for listing on the NYSE: MKT and we began trading on the NYSE: MKT on Wednesday, April 10, 2013 under the ticker symbol OGEN.

Our In-Licensed Technology Agreements

The University of Florida Research Foundation Licenses

On April 19, 2013, we entered into amendments (the “Fifth Amendments”) to each of our existing exclusive license agreements with the University of Florida Research Foundation, Inc. (“UFRF”) for (i) the Antimicrobial Polypeptide, Nucleic Acid and Methods of Use patent (the “MU1140 License Agreement”) and (ii) the Replacement Therapy for Dental Carries patent (the “SMaRT Replacement Therapy License Agreement”).

As a result of the Fifth Amendments, our annual payments to UFRF on the license agreements have decreased from $100,000 to $20,000 as we continue our efforts with respect to the intellectual property covered by the UFRF licenses. The Fifth Amendments: identified the patents covered; lowered the amount of current annual payments we are required to make to UFRF from $50,000 to $10,000; and removed the requirement for us to spend at least $1.0 million annually on combined research and development. Our obligation to provide a development report to UFRF was revised from bi-annually to annually. In addition, the amount payable to UFRF on all revenue received from sublicensees was increased from 20% to 22%, and additional fees payable to UFRF were added as follows: a new one-time commercialization fee, post-commercialization minimum royalty payments, and a new one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between May 1, 2013 and the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

Our research and development expenses were $745,395 and $353,198 for the three months ended March 31, 2013 and 2012, respectively.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and preclinical product development programs for our MU1140 product candidate and with respect to our probiotic projects. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current MU1140 product development candidate is not expected to be commercially available before 2014.

For our other product candidates and technologies, our plan is to reduce expenditures in research and development. We expect to license or partner with larger pharmaceutical companies with respect to our other product candidates, and technologies while committing limited research and development expenditures.

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

While our quarter over quarter expenses relating to general and administrative costs will fluctuate, we anticipate that our general and administrative expenses when considered from an annual basis will increase for, among others, the following reasons:

•	the costs associated with the advertising and marketing of our ProBiora3 products;

•	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates; and

•	the increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

Other Income and (Expense)

Other income and expense includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

As of December 31, 2012 and 2011, we have net operating loss carryforwards of approximately $48,822,000 and $36,480,000, respectively, to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $881,000 and $551,000 as of December 31, 2012 and 2011, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2033 and 2023, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards were limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net Revenues. We generated net revenues of $176,407 for the three months ended March 31, 2013 compared to $380,527 for the three months ended March 31, 2012. Our ProBiora3 revenues decreased from Q1 2012 due primarily to a decline in revenues from sales to our international clients.

Cost of Goods Sold. Cost of goods sold was $63,949 for the three months ended March 31, 2013 compared to $198,209 for the three months ended March 31, 2012, a decrease of $134,260. This decrease was primarily attributable to a decrease in revenues from the sales of ProBiora3 to our international clients.

Research and Development. Research and development expenses were $745,395 for the three months ended March 31, 2013 compared to $353,198 for the three months ended March 31, 2012, an increase of $392,197 or 111.04%. This increase in research and development expenses was primarily due to increases in consulting costs relating to our ECC with Intrexon and clinical trial costs of $427,696 and $78,216, respectively. These increases were offset by decreases in salary and salary related costs, and stock based compensation costs of $51,897 and $49,812, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $1,103,187 for the three months ended March 31, 2013 compared to $1,307,994 for the three months ended March 31, 2012; a decrease of $204,807 or 15.65%. This decrease was due to decreases in salary and salary related costs, stock based compensation costs, legal and accounting costs of $154,215, $203,482, $63,500, and $46,024, respectively. These decreases were offset by increases in consulting and advertising and marketing costs of $97,719 and $141,825, respectively.

Other Income (Expense). Other income (expense) was $146,164 for the three months ended March 31, 2013 compared to $(138,034) for the three months ended March 31, 2012, resulting in a net change of $284,198. The net change was primarily attributable to an increase in other income of $144,655 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party. In addition there was a decrease in interest expense of $137,316 due to the conversion of the note payable with warrants to common stock and the write off of the remaining discount to interest expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the three months ended March 31, 2013 and 2012, our operating activities used cash of $1,580,901 and $1,143,100, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $7,585,682 and $9,147,055 at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013 and 2012, our financing activities provided cash of $5,259 and $1,939,305, respectively. The cash provided by financing activities during the three months ended March 31, 2013 was primarily due to the release of restrictions on cash offset by reductions in short term notes payable. The cash provided by financing activities during the three months ended March 31, 2012 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder, offset by reductions in short term notes payable.

Financing

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

On March 8, 2013, we entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began in April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for our ProBiora3 products and, if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our ProBiora3 products and product candidates and any products we successfully commercialize;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2013.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the first quarter of 2013 have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon Management’s evaluation, Management has concluded that our disclosure controls are effective as of the end of the period covered by this report.

During 2011, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the year ended December 31, 2012 and thereafter to remediate material weaknesses in the internal control over financial reporting. Although the control environment has significantly improved during the year ended December 31, 2012 and thereafter when compared to prior periods, a material weakness still remains. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report of Form-10Q on March 31, 2013 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses that have not yet been satisfactorily remediated is insufficient personnel to employ segregation of duties. This risk is expected to remain until such time as the Company is able to expand its personnel in a sufficient manner to satisfactorily address control weaknesses.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 26, 2013.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $1.6 million for the three months ended March 31, 2013 and 2012, and approximately $13.1 million and $7.7 million for the years ended December 31, 2012, and 2011, respectively. As of March 31, 2013 our accumulated deficit was approximately $55.7 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnership with Intrexon Corporation and the development and commercialization of our MU1140 product candidates and lantibiotics using Intrexon’s advanced transgene and cell engineering platforms, as well as our expected increased marketing and sales efforts for our ProBiora3 products will increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from ProBiora3 products is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $12.0 million in net proceeds from our private placement of common stock in July 2012, we anticipate that our cash resources as of March 31, 2013 will be sufficient to fund our operations for at least the next 12 months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize our antibiotic product candidates and for ProBiora3 sales and marketing efforts, further progress with the development of our other product candidates including our SMaRT Replacement Therapy, and LPT3-04 product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. If our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We cannot assure you that our new listing on the NYSE MKT will increase the liquidity of our common stock or that our shares will continue to be listed on the NYSE MKT.

Our common stock commenced trading on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) on April 10, 2013, and we are subject to certain NYSE MKT continued listing requirements and standards. Historically the daily trading volume of our shares is relatively low which has made our common stock significantly less liquid and there can be no assurance that liquidity will increase as a result of being listed on the NYSE MKT. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE MKT. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Our success will also depend on our ability to significantly increase sales of our ProBiora3 products which is currently our only source of product revenue and has not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $156,673, $342,849, and $299,065 for the three months ended March 31, 2013, 2012, and 2011, and $1,194,878, $1,229,510 and $1,128,895 for the years ended December 31, 2012, 2011 and 2010, respectively. Achieving significant and sustained growth in the Company’s ProBiora3 product sales has been a challenge. In order to better understand and define our customer base, in 2012, we conducted detailed market research utilizing outside consultants. The goal of the research was to develop a plan to improve market awareness and sales of our oral ProBiora3 product line. The effort has produced strategic plans that we believe can lead to improved ProBiora3 product sales. While we plan to significantly increase the amount we spend on sales and marketing efforts for our ProBiora3 products, there can be no assurance that it will result in a significant and sustained increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

In January 2013, we issued 106,250 shares to Griffin Securities, Inc. (“Griffin”) pursuant to Griffin’s partial cashless exercise of 200,000 warrant shares issued to Griffin in connection with our July 2012 Private Financing.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2013.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief
Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.1	Exclusive License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.7	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.8	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.9	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.10	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.11	Fifth Amendment to Replacement Therapy License Agreement dated April 2013	8-K	001-32188	10.2	4/23/13

10.12	Fifth Amendment to the MU1140 License Agreement dated April 2013	8-K	001-32188	10.1	4/23/13

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.