Form 10-Q
period 2013-06-30
ORAGENICS INC
filed 2013-08-12
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 9, 2013, there were 27,514,080 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,367,515	$9,925,967
Restricted cash	—	61,763
Accounts receivables, net	49,613	69,795
Inventory, net	303,004	124,178
Prepaid expenses and other current assets	302,397	221,838

Total current assets	7,022,529	10,403,541
Property and equipment, net	48,860	84,591

Total assets	$7,071,389	$10,488,132

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,222,463	$1,157,520
Short term notes payable	142,306	47,977
Deferred revenue	23,147	50,989

Total current liabilities	1,387,916	1,256,486
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,514,080 and 27,382,830 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	27,514	27,383
Additional paid-in capital	63,406,316	63,290,625
Accumulated deficit	(57,750,357)	(54,086,362)

Total shareholders’ equity	5,683,473	9,231,646

Total liabilities and shareholders’ equity	$7,071,389	$10,488,132

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue, net	$167,668	$256,407	$344,075	$636,934
Cost of sales	86,657	112,258	150,606	310,467

Gross profit	81,011	144,149	193,469	326,467
Operating expenses:
Research and development	636,969	6,177,374	1,382,364	6,530,572
Selling, general and administrative	1,519,310	835,474	2,622,497	2,143,468

Total operating expenses	2,156,279	7,012,848	4,004,861	8,674,040

Loss from operations	(2,075,268)	(6,868,699)	(3,811,392)	(8,347,573)
Other income (expense):
Interest income	5,077	1,165	11,487	1,548
Interest expense	(844)	(60,109)	(1,793)	(198,374)
Local business tax	(3,000)	(1,128)	(6,800)	(1,280)
Other income	—	—	144,503	—

Total other income (expense), net	1,233	(60,072)	147,397	(198,106)

Loss before income taxes	(2,074,035)	(6,928,771)	(3,663,995)	(8,545,679)

Income tax benefit	—	—	—	—

Net loss	$(2,074,035)	$(6,928,771)	$(3,663,995)	$(8,545,679)

Basic and diluted net loss per share	$(0.08)	$(0.52)	$(0.13)	$(0.86)

Shares used to compute basic and diluted net loss per share	27,502,267	13,381,506	27,476,992	9,912,374

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,663,995)	$(8,545,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock	—	5,798,001
Accretion of discount on notes payable to shareholder	—	39,589
Depreciation and amortization	42,105	37,195
Stock-based compensation expense	85,822	257,827
Write off of expired inventory	(240,005)	—
Changes in operating assets and liabilities:
Accounts receivable, net	20,182	53,222
Inventory, net	61,179	121,770
Prepaid expenses and other current assets	76,472	11,042
Accounts payable and accrued expenses	64,943	1,685
Deferred revenue	(27,842)	(67,643)

Net cash used in operating activities	(3,581,139)	(2,292,991)
Cash flows from investing activities:
Purchase of property and equipment	(6,374)	—

Net cash used in investing activities	(6,374)	—
Cash flows from financing activities:
Borrowings under note payable to shareholder	—	2,500,000
Borrowings under convertible secured note payable to shareholder	—	750,000
Payments on short term notes payable	(62,702)	(67,834)
Net proceeds from issuance of common stock	30,000	—
Restricted cash released	61,763	69,572

Net cash provided by financing activities	29,061	3,251,738

Net increase (decrease) in cash and cash equivalents	(3,558,452)	958,747
Cash and cash equivalents at beginning of period	9,925,967	171,739

Cash and cash equivalents at end of period	$6,367,515	$1,130,486

Supplemental disclosure of cash flow information:
Interest paid	$1,793	$1,314

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$157,031	$50,037

Par value of common stock issued for cashless exercise of warrants	$106	$—

Conversion of convertible note payable and accrued interest to common stock	$—	$8,737,011

Discount on note payable to shareholder for warrants	$—	$483,559

Fair market value of the 4,492,425 shares of common stock issued to Intrexon Corporation as a technology access fee	$—	$5,798,001

Par value of forfeited stock	$—	$5

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2013 and December 31, 2012 (audited) and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2013. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $344,075, incurred a net loss of $3,663,995, and used cash of $3,581,139 in its operating activities during the six months ended June 30, 2013. As of June 30, 2013, the Company had an accumulated deficit of $(57,750,357).

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2012 the Company raised $13,000,000 in gross proceeds through the private placement sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at June 30, 2013 will be sufficient to meet the business objectives as presently structured through March 2014.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the second quarter of 2013 that have had or are expected to have an impact on the Company’s financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $23,147 and $27,812 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of June 30, 2013 and December 31, 2012, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $13,000 and $253,000 as of June 30, 2013 and December 31, 2012, respectively.

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

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three and six months ended June 30, 2013 and 2012. The majority of the Company’s cost of sales are from these key suppliers during the three and six months ended June 30, 2013 and 2012. Accounts payable and accrued expenses for these vendors totaled approximately $66,000 and $99,000 as of June 30, 2013 and December 31, 2012, respectively.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Research and development	$2,504	$(11,848)	$(24,593)	$10,868
Selling general and administrative	75,703	8,272	110,415	246,959

Total Stock based compensation	$78,207	$(3,576)	$85,822	$257,827

The Company granted 25,000 and 35,000 stock options, with a weighted-average grant date fair value of $3.32 and $3.41 per share, during the three and six months ended June 30, 2013, respectively. The Company granted -0- and 100,000 stock options, with a weighted-average grant date fair value of $0 and $1.03 per share, during the three and six months ended June 30, 2012, respectively.

During the six months ended June 30, 2013, 8,333 stock options previously granted have vested and 26,050 stock options were forfeited.

5. Warrants

A summary of warrant activity for the year ended December 31, 2012 and the six months ended June 30, 2013 is as follows:

	Warrants	Weighted Average Price
Balance—December 31, 2011	306,388	$19.14
Granted	2,942,094	1.87
Exercised	—	—
Expired	(12,500)	(6.00)

Balance—December 31, 2012	3,235,982	3.53
Granted	—	—
Exercised	(200,000)	1.50
Expired	(288,888)	(19.87)

Balance—June 30, 2013	2,747,094	$1.91

On January 31, 2013 Griffin Securities Inc. exercised 200,000 of their previously issued warrants resulting in the issuance of 106,250 shares of our common stock.

The warrants outstanding as of June 30, 2013 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	571,169	7/30/17
$2.00	2,170,925	3/23/15
$10.00	5,000	4/15/14

	2,747,094

6. Short Term Notes Payable

As of June 30, 2013 and December 31, 2012, the Company had $142,306 and $47,977 respectively, in short-term notes payable for the financing of various insurance policies. On March 8, 2013, the Company entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014. On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begins August 24, 2013 and are to be made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014.

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

None of these milestones had been achieved as of June 30, 2013.

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

Overview

We are a healthcare company focused primarily on developing novel antibiotics and oral health products. Within oral health we are marketing our oral health probiotics blend, ProBiora3, to consumers and to dental professionals. We also maintain a suite of other technologies stemming from several years of our research efforts in the oral health space.

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

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, we are pursuing the following path:

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

We also produced a synthetic version of MU1140 known as MU1140-S. We created MU1140-S using our patented, novel organic chemistry synthesis platform known as DPOLT (Differentially Protected Orthogonal Lanthionine Technology). We engaged Bachem Americas, Inc. (“Bachem”), a peptide synthesis manufacturing company to assist us with research on producing greater amounts of MU1140-S. While the work performed by Bachem generated improvements in the yield of components necessary to synthesize MU1140-S, further research was determined to be needed, which was beyond the scope of our initial agreement with Bachem. While we continue to pursue this research internally through the use of existing grant funds, at this time our primary focus is with ongoing research and development efforts with Intrexon.

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

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we have begun to implement. The initial implementation of our new sales approach commenced during the quarter ended June 30, 2013 and as such, was in, and continues to be in a roll-out mode. While the results for the June 30, 2013 quarter have not met expectations, management believes more time is needed for the expected benefits of the marketing plan to materialize. Our quarter over quarter sales of our probiotic product lines may fluctuate. We believe that the successful execution of our marketing plans can lead to improved probiotic sales on a year over year sales basis.

We initiated two, double blinded randomized, placebo controlled clinical studies one at the University of Washington and the other at Loma Linda University in California that we believe could allow us to enhance the claims we can make about our ProBiora3 products and assist us in registering the product for commercial sale in the European Union. Review of the baseline clinical and microbial data from these studies did not demonstrate support for enhanced claims. We believe the results were attributable to the enrollment of test subjects with better than average oral health which created a situation where there was little or no room for demonstrating an improvement in clinical indices. We have determined that it is more cost effective to terminate these studies and transition our clinical efforts and resources to a more standardized oral care clinical study design capable of demonstrating a product benefit. We, however, continue supporting a two-year study in children in Scandinavia.

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

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial and instead focus our efforts on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

Our Weight Loss Agent-LPT3-04. LPT3-04 is a naturally occurring compound that is normally consumed in the human diet in small amounts. In the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04 resulted in dose-dependent weight loss in experimental animal models. We have filed a patent application for use of LPT3-04 for weight regulation with the United States Patent Office. We believe this product candidate is positioned for collaboration, or outlicensing opportunities, which we may pursue.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2012, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $344,075 and $636,934 for the six months ended June 30, 2013 and 2012, respectively, and $1,331,764 and $1,444,447 for the years ended December 31, 2012 and 2011, respectively.

As of June 30, 2013, we had an accumulated deficit of $57,750,357 and we have yet to achieve profitability. We incurred net losses of $3,663,995 and $8,545,679 for the six months ended June 30, 2013 and 2012, respectively, and $13,090,446 and $7,678,868 for the years ended December 31, 2012 and 2011, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

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

Our research and development expenses can be divided into (i) clinical research, and (ii) preclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreement with Intrexon. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $1,382,364 and $6,530,572 for the six months ended June 30, 2013 and 2012, respectively.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of preclinical product development programs for our MU1140 product candidate and with respect to our probiotic projects. The lengthy process of completing preclinical and clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current MU1140 product development candidate is not expected to be commercially available until sometime after 2016. For our other product candidates and technologies, our plan is to reduce expenditures in research and development. We expect to seek licensing or partnering opportunities with larger pharmaceutical companies with respect to our other product candidates, and technologies while committing limited research and development expenditures.

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

Other Income and (Expense)

Other income and expense includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest income consists primarily of interest associated with our cash balance and interest expense in the prior comparative period associated with our indebtedness.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Net Revenues. We generated net revenues of $167,668 for the three months ended June 30, 2013 compared to $256,407 for the three months ended June 30, 2012. Our ProBiora3 revenues decreased from Q2 2012 due primarily to a decline in revenues from sales to our private label customers and a decline in grant revenues.

Cost of Goods Sold. Cost of goods sold was $86,657 for the three months ended June 30, 2013 compared to $112,258 for the three months ended June 30, 2012, a decrease of $25,601. This decrease was primarily attributable to a decrease in revenues from the sales of ProBiora3 to our private label customers and to a decline in scrap expense.

Research and Development. Research and development expenses were $636,969 for the three months ended June 30, 2013 compared to $6,177,374 for the three months ended June 30, 2012, a decrease of $5,540,405 or 89.7%. This decrease in research and development expenses was primarily due to the payment of a technology access fee in common stock to Intrexon Corporation pursuant to the terms of the Exclusive Channel Collaboration Agreement (ECC) for a total of $5,798,001 during the three months ended June 30, 2012. There was no such payment of a Technology Access Fee to Intrexon Corporation during the three month period ending June 30, 2013. This decrease is offset by increases in consulting costs with Intrexon for required payments under the ECC agreement of $333,381 and a decrease in salary and salary related costs of $26,537.

Selling, General and Administrative. Selling, general and administrative expenses were $1,519,310 for the three months ended June 30, 2013 compared to $835,474 for the three months ended June 30, 2012; an increase of $683,386 or 81.8%. This increase was due to increases in salary and salary related costs, stock based compensation costs, advertising and marketing, and filing and registration fee costs of $97,164, $67,430, $410,110, and $101,946, respectively.

Other Income (Expense). Other income (expense) was $1,233 for the three months ended June 30, 2013 compared to $(60,072) for the three months ended June 30, 2012, resulting in a net change of $61,305. The net change was primarily attributable to a decrease in interest expense of $59,265 due to the conversion of the note payable with warrants to common stock and the write off of the remaining discount to interest expense.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Net Revenues. We generated net revenues of $344,075 for the six months ended June 30, 2013 compared to $636,964 for the six months ended June 30, 2012. Our ProBiora3 revenues decreased from Q2 2012 due primarily to a decline in revenues from sales to our international clients and a decline in grant revenues.

Cost of Goods Sold. Cost of goods sold decreased by $159,861 to $150,606 for the six months ended June 30, 2013 compared to $310,467 for the six months ended June 30, 2012. This decrease was primarily attributable to a decline in revenues from sales to our international clients and a decrease in scrap expense.

Research and Development. Research and development expenses were $1,382,364 for the six months ended June 30, 2013 compared to $6,530,572 for the six months ended June 30, 2012, a decrease of $5,148,208 or 78.8%. This decrease in research and development expenses was primarily due to the expense associated with the payment of the Technology Access Fee to Intrexon Corporation pursuant to the terms of the Exclusive Channel Collaboration Agreement during the six month period ending June 30, 2012 of $5,798,001. Excluding the expense associated with the Technology Access Fee, research and development expenses increased by $649,793. This increase was attributable to an increase of $776,411 in consulting costs and decreases in salary and salary related costs and stock based compensation costs of $84,026 and $35,460 respectively. There was no such payment of a Technology Access Fee to Intrexon Corporation during the six month period ending June 30, 2013.

Selling, General and Administrative. Selling, general and administrative expenses were $2,622,497 for the six months ended June 30, 2013 compared to $2,143,468 for the six months ended June 30, 2012; an increase of $479,029 or 22.3%. This increase was due to increases in advertising and marketing, filing and registration fee, and consultant costs of $564,396, $107,326, and $123,040, respectively which were offset by decreases in legal and professional fees, stock based compensation, and salary and salary related costs of $134,100, $132,052, and $51,456, respectively.

Other Income (Expense). Other income (expense) was $147,397 for the six months ended June 30, 2013 compared to $(198,106) for the six months ended June 30, 2012, resulting in a net change of $345,503. The net change was primarily attributable to a decrease in interest expense of $196,581 and an increase in other income of $144,503 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the six months ended June 30, 2013 and 2012, our operating activities used cash of $3,581,139 and $2,292,991 respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $5,634,613 and $9,147,055 at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013 and 2012, our investing activities used cash of $6,374 and $0 respectively.

During the six months ended June 30, 2013 and 2012, our financing activities provided cash of $29,061 and $3,215,738, respectively. The cash provided by financing activities during the three months ended June 30, 2013 was primarily due to the release of restrictions on cash offset by reductions in short term notes payable. The cash provided by financing activities during the six months ended June 30, 2013 was primarily due to the release of restrictions on cash, borrowings under a convertible revolving note payable from a shareholder, offset by reductions in short term notes payable.

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

On February 4, 2011, we entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. As a result of the Second Amendment, we are able to borrow up to an additional $2,500,000 from the KFLP. Future draws under the Credit Facility, as amended, were limited to $500,000 per month commencing no earlier than March 2011. Under the Second Amendment, the due date of the amounts then outstanding under the Credit Facility, were extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. The Second Amendment further provided for the automatic conversion of any amounts borrowed and outstanding under the Credit Facility into securities that we may issue in subsequent securities offerings. Any automatic conversion of amounts outstanding under the Credit Facility would be on the same terms of any such offering. In addition, the Second Amendment provided the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to us and thereby have a note issued to the KFLP.

On each of March 15, 2011, April 5, 2011, May 5, 2011, June 3, 2011, and July 8, 2011 we borrowed an additional $500,000 under the Credit Facility, as amended, and executed a revolving unsecured promissory note in such amounts that each matured on July 30, 2012.

On June 29, 2011, we entered into a Third Amendment (the “Third Amendment”) to the Credit Facility. As a result of the Third Amendment, we increased our availability under the Credit Facility by $2,000,000 from $5,000,000 to $7,000,000. Future draws of the $2,000,000 in increased availability provided by the Third Amendment to the Credit Facility were limited to $1,000,000 increments beginning no earlier than August 2011 and October 2011, respectively. All other terms of the Credit Facility remained the same.

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

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the KFLP. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and warrants to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under the Credit Facility with the KFLP. The outstanding indebtedness consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. The Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance.

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provided us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance able to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events have occurred in connection with the our business. Borrowings under the Loan Agreement matured in three years with interest at the rate of 5.0% and are secured by select assets of us relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. The loan amount was subject to automatic conversion upon a subsequent qualified equity financing by the Company of $5,000,000 (excluding any converted debt amount). Pursuant to this Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The fair value of the warrant using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrant had an initial value of $483,559. The value of the warrant was credited to Additional Paid-in Capital. This discount of $483,559 was being charged to interest expense over the life of the Loan Agreement until the loan was terminated as disclosed below.

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

Other Financings

On March 3, 2011, we entered into a short-term notes payable for $48,988 bearing interest at 5.48% to finance product liability insurance. Payments on this note were made evenly based on a straight line amortization over a ten-month period with the final payment due on January 10, 2012.

On July 12, 2011, we entered into a short-term note payable for $77,751 bearing interest at 4.75% to finance a portion of the directors’ and officers’ liability insurance. Principal and interest payments on this note begin August 24, 2011 and were made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2012.

On March 10, 2012, we entered into a short-term note payable for $50,037 bearing interest at 6.17% to finance the product liability insurance. Principal and interest payments on this note begin April 10, 2012 and were made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2013.

On March 8, 2013, we entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began in April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014.

On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2013.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the six months ended June 30, 2013 that have had or are expected to have an impact on our financial statements.

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

During 2011, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the year ended December 31, 2012 and thereafter to remediate material weaknesses in the internal control over financial reporting. Although the control environment has significantly improved during the year ended December 31, 2012 and thereafter when compared to prior periods, a material weakness still remains. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report of Form-10Q on June 30, 2013 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

As previously disclosed and referenced above, the matters involving internal controls and procedures that our management identified and considered to be material weaknesses that have not yet been satisfactorily remediated is insufficient personnel to employ segregation of duties. While segregation of duties remains a challenge for the Company, management has taken steps to further reduce this risk by continuing to limit access to the accounting system wherever possible. This risk will remain until such time as the Company expands and hires more staff.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $3.7 million and $8.5 million for the six months ended June 30, 2013 and 2012, and approximately $13.1 million and $7.7 million for the years ended December 31, 2012, and 2011, respectively. As of June 30, 2013 our accumulated deficit was approximately $57.7 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnership with Intrexon Corporation and the development and commercialization of our MU1140 product candidates and lantibiotics using Intrexon’s advanced transgene and cell engineering platforms, as well as our expected increased marketing and sales efforts for our ProBiora3 products will increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from ProBiora3 products is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $12.0 million in net proceeds from our private placement of common stock in July 2012, we anticipate that our cash resources as of June 30, 2013 will be sufficient to fund our operations for at least the next nine months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize our antibiotic product candidates and for ProBiora3 sales and marketing efforts, further progress with the development of our other product candidates including our SMaRT Replacement Therapy, and LPT3-04 product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. If our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $319,481, $545,134, and $587,557 for the six months ended June 30, 2013, 2012, and 2011, and $1,194,878, $1,229,510 and $1,128,895 for the years ended December 31, 2012, 2011 and 2010, respectively. Achieving significant and sustained growth in the Company’s ProBiora3 product sales has been a challenge. In order to better understand and define our customer base, in 2012, we conducted detailed market research utilizing outside consultants. The goal of the research was to develop a plan to improve market awareness and sales of our oral ProBiora3 product line. The effort has produced strategic plans that we believe can lead to improved ProBiora3 product sales. While we plan to significantly increase the amount we spend on sales and marketing efforts for our ProBiora3 products, there can be no assurance that it will result in a significant and sustained increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2013.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.1	Exclusive License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.7	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.8	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.9	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.10	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.11	Fifth Amendment to Replacement Therapy License Agreement dated April 2013	8-K	001-32188	10.2	4/23/13

10.12	Fifth Amendment to the MU1140 License Agreement dated April 2013	8-K	001-32188	10.1	4/23/13

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X