Form 10-Q
period 2013-09-30
ORAGENICS INC
filed 2013-10-25
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 25, 2013, there were 30,506,685 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,267,888	$9,925,967
Restricted cash	—	61,763
Accounts receivables, net	58,878	69,795
Inventory, net	223,318	124,178
Prepaid expenses and other current assets	227,008	221,838

Total current assets	8,777,092	10,403,541
Property and equipment, net	38,198	84,591

Total assets	$8,815,290	$10,488,132

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,364,968	$1,157,520
Short-term notes payable	108,220	47,977
Convertible note payable to shareholder	1,956,000	—
Deferred revenue	23,711	50,989

Total current liabilities	4,452,899	1,256,486

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 30,168,613 and 27,382,830 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	30,169	27,383
Additional paid-in capital	71,408,003	63,290,625
Accumulated deficit	(67,075,781)	(54,086,362)

Total shareholders’ equity	4,362,391	9,231,646

Total liabilities and shareholders’ equity	$8,815,290	$10,488,132

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue, net	$253,374	$264,248	$597,449	$901,182

Cost of sales	113,384	164,059	263,990	474,526

Gross profit	139,990	100,189	333,459	426,656

Operating expenses:
Research and development	6,907,250	600,208	8,289,614	7,130,780
Selling, general and administrative	2,558,205	1,596,554	5,180,702	3,740,022

Total operating expenses	9,465,455	2,196,762	13,470,316	10,870,802

Loss from operations	(9,325,465)	(2,096,573)	(13,136,857)	(10,444,146)

Other income (expense):
Interest income	3,611	5,645	15,098	7,193
Interest expense	(1,546)	(456,237)	(3,339)	(654,611)
Local business tax	(2,024)	(8,776)	(8,824)	(10,056)
Other income	—	—	144,503	—

Total other income (expense), net	41	(459,368)	147,438	(657,474)

Loss before income taxes	(9,325,424)	(2,555,941)	(12,989,419)	(11,101,620)

Income tax benefit	—	—	—	—

Net loss	$(9,325,424)	$(2,555,941)	$(12,989,419)	$(11,101,620)

Basic and diluted net loss per share	$(0.34)	$(0.11)	$(0.47)	$(0.76)

Shares used to compute basic and diluted net loss per share	27,515,372	23,793,309	27,496,676	14,578,448

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,989,419)	$(11,101,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock and convertible note payable to shareholder	6,000,000	5,798,001
Accretion of discount on notes payable to shareholder	—	483,559
Depreciation and amortization	64,042	55,793
Stock-based compensation expense	1,624,165	1,057,218
Write off of expired inventory	(240,005)	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,917	20,265
Inventory, net	140,865	195,643
Prepaid expenses and other current assets	151,861	11,843
Accounts payable and accrued expenses	(280,353)	(104,556)
Deferred revenue	(27,278)	112,879

Net cash used in operating activities	(5,545,205)	(3,470,975)

Cash flows from investing activities:
Purchase of property and equipment	(17,649)	—

Net cash used in investing activities	(17,649)	—

Cash flows from financing activities:
Borrowings under note payable to shareholder	—	2,500,000
Borrowings under convertible secured note payable to shareholder	—	750,000
Payments on short-term notes payable	(96,788)	(99,514)
Payment of income taxes associated with stock based compensation	—	(127,291)
Net proceeds from issuance of common stock	3,939,800	11,913,442
Restricted cash released	61,763	120,374

Net cash provided by financing activities	3,904,775	15,057,011

Net increase (decrease) in cash and cash equivalents	(1,658,079)	11,586,036

Cash and cash equivalents at beginning of period	9,925,967	171,739

Cash and cash equivalents at end of period	$8,267,888	$11,757,775

Supplemental disclosure of cash flow information:
Interest paid	$3,108	$2,936

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$157,031	$134,914

Par value of common stock issued for cashless exercise of warrants	$106	$—

Conversion of convertible note payable and accrued interest to common shares and warrants	$—	$11,275,196

Discount on note payable to shareholder for warrants issued	$—	$483,559

Par value of forfeited stock	$—	$5

Fair market value of the 771,169 warrants issued to Griffin Securities, Inc. as a reduction in paid in capital from issuance of common stock	$—	$1,850,806

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

The accompanying unaudited interim financial statements as of September 30, 2013 and December 31, 2012 (audited) and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2013. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $597,449, incurred a net loss of $12,989,419, and used cash of $5,545,205 in its operating activities during the nine months ended September 30, 2013. As of September 30, 2013, the Company had an accumulated deficit of $(67,075,781).

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In 2012 the Company raised $13,000,000 in gross proceeds through the private placement sale of its common stock. In 2013 the company raised $3,900,000 in gross proceeds through the private placement of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2013 will be sufficient to meet the business objectives as presently structured through December 2014.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $23,711 and $27,812 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of September 30, 2013 and December 31, 2012, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $22,000 and $253,000 as of September 30, 2013 and December 31, 2012, respectively.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or selling, general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

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

Warrants

The Company used the Black Scholes Option Pricing Model in calculating the relative fair value of any warrants that have been issued.

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

The Company records allowances for discounts and product returns at the time of sale as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. The Company maintains a return policy that allows customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or product returns changes, the reserve will be adjusted. While the Company believes that the reserves it has established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. Because the ProBiora3 products are still relatively new to the market, the Company could experience different circumstances in the future and these differences could be material.

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three and nine months ended September 30, 2013 and 2012. The majority of the Company’s cost of sales are from these key suppliers during the three and nine months ended September 30, 2013 and 2012. Accounts payable and accrued expenses for these vendors totaled approximately $-0- and $99,000 as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the Company had a prepaid balance of approximately $27,000 with one of these vendors.

4.	Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Research and development	$183,168	$105,858	$158,575	$116,726
Selling, general and administrative	1,355,175	693,533	1,465,590	940,492

Total Stock based compensation	$1,538,343	$799,391	$1,624,165	$1,057,218

The Company granted -0- and 35,000 stock options, with a weighted-average grant date fair value of -0- and $3.41 per share, during the three and nine months ended September 30, 2013, respectively. The Company granted -0- and 100,000 stock options, with a weighted-average grant date fair value of $0 and $1.03 per share, during the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2013, 50,533 stock options previously granted have vested, 56,050 stock options were forfeited and 31,533 included in outstanding stock options were exercised.

Included in the results for the September 30, 2013 quarter is a liability and expense in the amount of $1,487,801 relating to probable awards under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) pursuant to the Company’s long term performance based incentive programs for certain members of management and independent directors that were triggered by the Probiotic ECC. The liability and expense amount represents the grant date fair value of the 422,359 shares expected to be awarded under the 2012 Plan. See Note 8 – Subsequent Events.

5.	Warrants

A summary of warrant activity for the year ended December 31, 2012 and the nine months ended September 30, 2013 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2011	306,388	$19.14
Granted	2,942,094	1.87
Exercised	—	—
Expired	(12,500)	(6.00)

Balance – December 31, 2012	3,235,982	3.53
Granted	—	—
Exercised	(200,000)	1.50
Expired	(288,888)	(19.87)

Balance – September 30, 2013	2,747,094	$1.91

On January 31, 2013 Griffin Securities Inc. exercised 200,000 of their previously issued warrants resulting in the issuance of 106,250 shares of our common stock.

The warrants outstanding as of September 30, 2013 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	571,169	7/30/17
$2.00	2,170,925	3/23/15
$10.00	5,000	4/15/14

	2,747,094

6.	Short-term Notes Payable

As of September 30, 2013 and December 31, 2012, the Company had $108,220 and $47,977 respectively, in short-term notes payable for the financing of various insurance policies. On March 8, 2013, the Company entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014. On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014.

7.	Convertible Note Payable To Shareholder

On September 30, 2013, the Company entered into an unsecured short-term Convertible Promissory Note in the principal amount of $1,956,000 bearing interest at 3.00% as partial consideration for the Technology Access Fees associated with the Probiotic ECC (discussed below) entered into with Intrexon Corporation. The Convertible Promissory Note is payable, at the Company’s option, in cash or shares of the Company’s common stock. Principal and accrued interest are due on December 31, 2013.

8.	Commitments and Contingencies

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

SMaRT Replacement Therapy – The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein.

Additional Terms of UFRF License Agreements – In the amended license agreements for SMaRT Replacement Therapy and MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreements, the Company is obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between May 1, 2013 and the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

The Exclusive Channel Collaboration (“ECC”) Agreements with Intrexon Corporation (“Intrexon”)

On September 30, 2013, the Company entered into an ECC Agreement (the “Probiotics ECC”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “Probiotics Program”). The Probiotics ECC establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Probiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The Probiotics ECC grants the Company an exclusive worldwide license to utilize Intrexon’s Technology to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Probiotics ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of probiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate probiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process.

The Company will pay Intrexon 10% of the net sales derived from the sale of products developed from the exclusive channel collaboration relating to the Probiotics Program. The Company has likewise agreed to pay Intrexon a percentage of revenue obtained from a sublicensee in the event of a sublicensing arrangement. The percentage of the revenue to be paid will be determined at the time that a sublicense agreement is negotiated.

The Company may voluntarily terminate the Probiotics ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Probiotics ECC if the Company breaches the Probiotics ECC and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the Probiotics ECC.

Upon termination of the Probiotics ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination, satisfies at least one of the following criteria:

•	commercialized by the Company;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the field of the Probiotics Program.

In addition, in partial consideration for each party’s execution and delivery of the Probiotics ECC, on September 30, 2013 the Company entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, the Company paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the Probiotics ECC. The Technology Access Fee was paid to Intrexon by the Company through the (i) issuance of 1,348,000 shares (at $3.00 per share) of the Company’s common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which is payable, at the Company’s option, in cash or shares of Company common stock (the “Convertible Note”). The Convertible Note matures on December 31, 2013 and requires the Company to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price is equal to the closing price per share of the Company’s common stock on the last trading day immediately prior to the date of conversion.

On September 30, 2013 the Company also sold to Intrexon 1,300,000 shares of the Company’s common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The Company intends to use the proceeds from this sale of common stock towards development of the Company’s key initiatives relating to the Probiotics Program, and general corporate purposes.

Under the SPIA and as part of the Probiotics ECC, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones. The milestone payments are each payable to Intrexon, at the Company’s election (subject to an election right of Intrexon if the milestone is achieved by a sublicensee), either in cash or in shares of Company common stock (using the fair market value of the shares to calculate the number of shares to be issued to Intrexon in lieu of cash). The Commercialization Milestone Events and amounts payable are as follows:

•	$2,000,000 within thirty (30) days of the dosing of a patient by or on behalf of the Company, or an Affiliate (as that term is defined in the Probiotics ECC) or permitted sublicensee of the Company, in a phase II clinical trial, whether such occurs in the United States of America under the jurisdiction of the United States Food and Drug Administration (“FDA”) or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$5,000,000 within thirty (30) days of the first meeting of the primary endpoint by or on behalf of the Company, or an Affiliate or permitted sublicensee of the Company, in a phase III clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$10,000,000 within thirty (30) days of the first to occur of (a) the First Commercial Sale (as that term is defined in the Probiotics ECC) of a Company Product, or (b) the approval of a New Drug Application (as that term is defined in the Probiotics ECC) for a Company Product by the FDA or equivalent regulatory action in a foreign jurisdiction.

None of the Probiotic ECC milestones had been achieved as of September 30, 2013.

On June 5, 2012, the Company entered into an ECC Agreement (the “Lantibiotic ECC”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The Lantibiotic ECC grants the Company an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Lantibiotic ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Lantibiotic ECC, the Company will pay Intrexon on a quarterly basis 25% of gross quarterly profits derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

During the first 18 months of the agreement, neither the Company nor Intrexon may terminate the ECC Agreement, except under limited circumstances, including in the event of a material breach by the other party and Intrexon may terminate the Lantibiotic ECC under certain circumstances if the Company assigns its rights under the Lantibiotic ECC without Intrexon’s consent. Following the first 12 months of the agreement, Intrexon may also terminate the Lantibiotic ECC if the Company fails to use diligent efforts to develop and commercialize Oragenics Products or if the Company elects not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the Lantibiotic ECC. Following the first 18 months of the agreement, the Company may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to Intrexon.

Upon termination of the Lantibiotic ECC, the Company may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

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

The Company’s obligation to pay 25% of gross profits or revenue described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

In addition, in partial consideration for each party’s execution and delivery of the Lantibiotic ECC, the Company entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement, the Company issued to Intrexon 4,392,425 shares of the Company’s common stock as an initial technology access fee, in consideration for the execution and delivery of the Lantibiotic ECC and granted Intrexon certain equity participation rights and registration rights.

Under the Stock Issuance Agreement and as part of the Lantibiotic ECC, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company common stock or, at the Company’s option, make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issued). The milestone events and amounts payable are as follows:

(i)	upon filing of the first Investigational New Drug application with the U.S. Food and Drug Administration for an Oragenics Product, that number of shares equal to the number of shares of common stock comprising 1.0% of the Base Shares (as defined below);

(ii)	upon the dosing of the first patient in the first Phase 2 clinical study with an Oragenics Product, that number of shares equal to the number of shares of common stock comprising 1.5% of the Base Shares;

(iii)	upon the dosing of the first patient in the first Phase 3 clinical study with an Oragenics Product, that number of shares equal to the number of shares of common stock comprising 2% of the Base Shares;

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2013.

9.	Subsequent Events

On October 18, 2013, the Compensation Committee of the Board of Directors (the “Board”) of the Company met and determined that one of the performance goals established in the Company’s Long Term Incentive Programs (“LTIP”) as part of executive compensation and non-employee director compensation had been achieved. The performance goal met was the goal related to the broadening of the Intrexon relationship to include a new area outside of lantibiotics. As a result of the Compensation Committee’s determination, and pursuant to the LTIP, Dr. John Bonfiglio, the Company’s Chief Executive Officer, Michael Sullivan, the Company’s Chief Financial Officer, and Dr. Martin Handfield, the Company’s Vice President of Research and Development, were entitled to awards of 0.50%, 0.18%, and 0.17% respectively of the Company’s common stock outstanding at the time of the Compensation Committee’s determination that such goal had been met. Accordingly, Dr. Bonfiglio, Mr. Sullivan, and Dr. Handfield were awarded 150,843, 54,304 and 51,287 shares of Company common stock under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), respectively. Also on October 18, 2013 the Board met and determined that a similar performance goal under the previously established Long Term Incentive Program for the compensation of non-employee directors had been met. As a result, the Board approved the award of 33,185 shares of common stock under the Plan, to each of the Company’s directors who were not employed by the Company, including Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski. In addition, the Board determined to amend its non-employee director compensation program. In connection with each annual meeting of shareholders commencing with the 2013 Annual Meeting, each continuing non-employee director will be granted an award of 10,000 fully vested shares of the Company’s common stock under the Company’s 2012 Plan.

The aggregate shares awarded under the 2012 Plan of 422,359 consisted of a total of 165,925 shares to non-employee directors and 256,434 shares to executive officers. Of the aggregate 422,359 shares awarded under the LTIP, (i) 150,843 shares were awarded to Dr. Bonfiglio of which 50,000 shares were retained by the Company for applicable tax withholding obligations, (ii) 54,304 shares were awarded to Mr. Sullivan of which 19,000 shares were retained by the Company for applicable tax withholding obligation, (iii) 51,287 shares were awarded to Dr. Handfield of which 15,287 shares were retained by the Company for applicable tax withholding obligation, and (iv) 33,185 shares were awarded to each of the five non-employee directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q.

Forward-Looking Statements

This 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things, (a) our need for and availability of working capital, (b) our financing plans, (c) our strategies, (d) our projected sales and profitability, (e) anticipated trends in our industry. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in this 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Form 10-K and in this 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

We have performed preclinical testing on MU1140, which has demonstrated the molecule’s novel mechanism of action. MU1140 has proven active preclinically against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA, vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing Food and Drug Administration (“FDA”) approved antibiotics on the market.

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

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, we are pursuing the following path:

•	In June 2012, we entered into a worldwide exclusive collaboration agreement with Intrexon Corporation (“Intrexon”) for the development and commercialization of the native strain of MU1140 using Intrexon’s advanced transgene and cell engineering platforms (the “Lantibiotic ECC”). We expect to pursue our research and development efforts with Intrexon in accordance with the terms of the ECC on the development of the MU1140 molecule and potential derivatives of the molecule.

We have previously performed preclinical testing on native MU1140 and such testing has demonstrated the molecule’s novel mechanism of action. We have begun limited preclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon, in the second half of 2013. These preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. If our preclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the first quarter of 2015.

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

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status (“GRAS”). We sell our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics business and consistent with these efforts:

•	We are focusing our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entails distribution to dentists throughout the United States; and

•	To better serve our customers, we continue to evaluate new delivery systems, which we believe will enable us to deliver ProBiora3 to new markets and end-users.

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we have begun to implement. The initial implementation of our new sales approach commenced at the end of the quarter ended June 30, 2013 and as such, continues to be in a roll-out mode. The results for the September 30, 2013 quarter have not met expectations. While more time is needed for the expected benefits of the marketing plan to materialize, we expect to review the results and efforts undertaken to date toward the goal of making changes to improve our results. Our quarter over quarter sales of our probiotic product lines may fluctuate. We believe that the successful execution of our marketing plans can lead to improved probiotic sales on a year over year sales basis.

We initiated two, double blinded randomized, placebo controlled clinical studies, one at the University of Washington and the other at Loma Linda University in California, that we believe could allow us to enhance the claims we can make about our ProBiora3 products and assist us in registering the product for commercial sale in the European Union. Review of the baseline clinical and microbial data from these studies did not demonstrate support for enhanced claims. We believe the results were attributable to the enrollment of test subjects with better than average oral health, which created a situation where there was little or no room for demonstrating an improvement in clinical indices. We have determined that it is more cost effective to terminate these studies and transition our clinical efforts and resources to a more standardized oral care clinical study design capable of demonstrating a product benefit. We, however, continue supporting a two-year study in children in Scandinavia.

Other Product Candidates and Technologies

We also possess and have developed other product candidates and technologies that originated from the discoveries of our scientific team. These other product candidates and technologies include our SMaRT Replacement Therapy, our weight loss agent, LPT3-04, and DPOLT, which was specifically designed as a methodology for synthesizing lantibiotics using traditional organic chemistry techniques. We continue to consider and evaluate opportunities that could promote the advancement of our other product candidates and technologies. We believe our other product candidates and technologies could provide potential partnership opportunities for us. For our product candidates and technologies, we expect to devote limited financial resources toward continued research and development while exploring the possibilities for outlicensing such product candidates or entering into partnerships or collaborative arrangements for the further development of such product candidates.

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

Recent Developments

The Intrexon Transaction

On September 30, 2013, the Company entered into an ECC Agreement (the “Probiotics ECC”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “Probiotics Program”). The Probiotics ECC Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Probiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters.

The Probiotics ECC grants the Company an exclusive worldwide license to utilize Intrexon’s Technology to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

Under the Probiotics ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of probiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate probiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process.

The Company will pay Intrexon 10% of the net sales derived from the sale of products developed from the exclusive channel collaboration relating to the Probiotics Program. The Company has likewise agreed to pay Intrexon a percentage of revenue obtained from a sublicensee in the event of a sublicensing arrangement. The percentage of the revenue to be paid will be determined at the time that a sublicense agreement is negotiated.

The Company may voluntarily terminate the Probiotics ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Probiotics ECC if the Company breaches the Probiotics ECC and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the Probiotics ECC.

Upon termination of the Probiotics ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination, satisfies at least one of the following criteria:

•	commercialized by the Company;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the field of the Probiotics Program.

In addition, in partial consideration for each party’s execution and delivery of the Probiotcs ECC, the Company entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, the Company paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the Probiotics ECC. The Technology Access Fee was paid to Intrexon by the Company through the (i) issuance of 1,348,000 shares of the Company’s common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which is payable, at the Company’s option, in cash or shares of Company common stock (the “Convertible Note”). The Convertible Note matures on December 31, 2013 and requires the Company to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price is equal to the closing price per share of the Company’s common stock on the last trading day immediately prior to the date of conversion. The Company sold to Intrexon 1,300,000 shares of the Company’s common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The Company intends to use the proceeds from this sale of common stock towards development of the Company’s key initiatives relating to the Probiotics Program, and general corporate purposes.

Under the SPIA and as part of the Probiotics ECC, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones. The milestone payments are each payable to Intrexon, at the Company’s election (subject to an election right of Intrexon if the milestone is achieved by a sublicensee), either in cash or in shares of Company common stock (using the fair market value of the shares to calculate the number of shares to be issued to Intrexon in lieu of cash). The Commercialization Milestone Events and amounts payable are as follows:

•	$2,000,000 within thirty (30) days of the dosing of a patient by or on behalf of the Company, or an Affiliate (as that term is defined in the Probiotics ECC) or permitted sublicensee of the Company, in a phase II clinical trial, whether such occurs in the United States of America under the jurisdiction of the United States Food and Drug Administration (“FDA”) or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$5,000,000 within thirty (30) days of the first meeting of the primary endpoint by or on behalf of the Company, or an Affiliate or permitted sublicensee of the Company, in a phase III clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$10,000,000 within thirty (30) days of the first to occur of (a) the First Commercial Sale (as that term is defined in the Probiotics ECC) of a Company Product, or (b) the approval of a New Drug Application (as that term is defined in the Probiotics ECC) for a Company Product by the FDA or equivalent regulatory action in a foreign jurisdiction.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through September 30, 2013, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $597,449 and $901,182 for the nine months ended September 30, 2013 and 2012, respectively, and $1,331,764 and $1,444,447 for the years ended December 31, 2012 and 2011, respectively.

As of September 30, 2013, we had an accumulated deficit of $(67,075,781) and we have yet to achieve profitability. We incurred net losses of $12,989,419 and $11,101,620 for the nine months ended September 30, 2013 and 2012, respectively, and $13,090,446 and $7,678,868 for the years ended December 31, 2012 and 2011, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We are continuing our efforts to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $1,194,878 and $1,229,510 for the years ended December 31, 2012 and 2011, respectively and $574,272 for the nine months ended September 30, 2013. Because of our efforts to increase the distribution of our ProBiora3 products, we continue to expect net revenues to increase in the future. However, our ability to achieve an increase in ProBiora3 product revenues will depend on a number of factors, including primarily the success of marketing efforts related to our ProBiora3 products.

We expect that our revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments from any license or strategic partnerships we may enter into in the future.

Cost of Goods Sold

Our cost of goods sold includes the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, inventory replacement reserves, and damaged inventory. Because our ProBiora3 products contain live organisms they have a limited shelf life. As such, we attempt to manage the amount of production we request of our manufacturers and the amount of inventory we maintain. We expect our cost of goods sold would increase as we are successfully able to expand our distribution and sales efforts for our ProBiora3 products.

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

Our research and development expenses can be divided into (i) clinical research, and (ii) preclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreements with Intrexon. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $8,289,614 and $7,130,780 for the nine months ended September 30, 2013 and 2012, respectively.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Net Revenues. We generated net revenues of $253,374 for the three months ended September 30, 2013 compared to $264,248 for the three months ended September 30, 2012. Our ProBiora3 revenues increased from September 30, 2012 due primarily to increased advertising which was offset by a decline in grant revenues.

Cost of Goods Sold. Cost of goods sold was $113,384 for the three months ended September 30, 2013 compared to $164,059 for the three months ended September 30, 2012, a decrease of $50,675. This decrease was due primarily to a decline in scrap expense and shipping and warehousing costs.

Research and Development. Research and development expenses were $6,907,251 for the three months ended September 30, 2013 compared to $600,208 for the three months ended September 30, 2012, an increase of $6,307,043 or 1051%. This increase in research and development expenses was primarily due to the payment of a $6.0 million technology access fee through the issuance of common stock and a Convertible Note payable to Intrexon Corporation pursuant to the terms of the our new Probiotic ECC during the three months ended September 30, 2013. There was no such payment of a Technology Access Fee to Intrexon Corporation during the three month period ending September 30, 2012. There were also increases in consulting costs, salary related costs, and stock-based compensation costs of $208,120, $18,949, and $77,309 respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $2,558,205 for the three months ended September 30, 2013 compared to $1,596,554 for the three months ended September 30, 2012, an increase of $961,651 or 60.2%. This increase was due to increases in salary and salary related costs, stock-based compensation costs, advertising and marketing costs of $113,401, $661,649, and $296,968, respectively which were partially offset by a decrease in consulting costs of $90,029.

Other Income (Expense). Other income (expense) was $41 for the three months ended September 30, 2013 compared to $(459,368) for the three months ended September 30, 2012, resulting in a net change of $459,409. The net change was primarily attributable to a decrease in interest expense of $454,691 due to the conversion of the note payable with warrants to common stock and the write off of the remaining discount to interest expense.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Net Revenues. We generated net revenues of $597,449 for the nine months ended September 30, 2013 compared to $901,182 for the nine months ended September 30, 2012. Our ProBiora3 revenues decreased from September 30, 2012 due primarily to a decline in revenues from sales to our international clients and a decline in grant revenues.

Cost of Goods Sold. Cost of goods sold decreased by $210,536 to $263,990 for the nine months ended September 30, 2013 compared to $474,526 for the nine months ended September 30, 2012. This decrease was primarily attributable to a decline in revenues from sales to our international clients and a decrease in scrap expense.

Research and Development. Research and development expenses were $8,289,614 for the nine months ended September 30, 2013 compared to $7,130,780 for the nine months ended September 30, 2012, an increase of $1,158,834 or 16.2%. This increase in research and development expenses was primarily due to the increased expense associated with the payment of consulting fees to Intrexon pursuant to the terms of Lantibiotic ECC for the Lantibiotics Program during the nine month period ending September 30, 2013 of $919,960 when compared to the nine month period ending September 30, 2012. In addition the Technology Access Fee for the Probiotic ECC for the Probiotics Program increased by $202,000 when compared to the Technology Access Fee for the Lantibiotic ECC for the Lantibiotics Program

Selling, General and Administrative. Selling, general and administrative expenses were $5,180,702 for the nine months ended September 30, 2013 compared to $3,740,022 for the nine months ended September 30, 2012; an increase of $1,440,608 or 38.5%. This increase was due to increases in advertising and marketing, stock-based compensation, salary and salary related costs, Board fees and travel costs of $861,382, $525,590, $43,445, $25,784 and $75,479, respectively.

Other Income (Expense). Other income (expense) was $147,438 for the nine months ended September 30, 2013 compared to $(657,474) for the nine months ended September 30, 2012, resulting in a net change of $804,912. The net change was primarily attributable to a decrease in interest expense of $651,272 and an increase in other income of $146,002 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the nine months ended September 30, 2013 and 2012, our operating activities used cash of $5,545,205 and $3,470,975 respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $4,324,193 and $9,147,055 at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013 and 2012, our investing activities used cash of $17,649 and $0 respectively.

During the nine months ended September 30, 2013 and 2012, our financing activities provided cash of $3,904,775 and $15,057,011, respectively. The cash provided by financing activities during the three months ended September 30, 2013 was primarily due to the release of restrictions on cash offset by reductions in short term notes payable. The cash provided by financing activities during the nine months ended September 30, 2013 was primarily due to the release of restrictions on cash that was offset by reductions in short term notes payable.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below:

Koski Family Limited Partnership Financing Activities

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

On February 4, 2011, we entered into a Second Amendment (the “Second Amendment”) to the Credit Facility. As a result of the Second Amendment, we are able to borrow up to an additional $2,500,000 from the KFLP. Future draws under the Credit Facility, as amended, were limited to $500,000 per month commencing no earlier than March 2011. Under the Second Amendment, the due date of the amounts then outstanding under the Credit Facility was extended by one year from July 30, 2011 to July 30, 2012. The interest rate remained at LIBOR plus 6.0%. The Second Amendment further provided for the automatic conversion of any amounts borrowed and outstanding under the Credit Facility into securities that we may issue in subsequent securities offerings. Any automatic conversion of amounts outstanding under the Credit Facility would be on the same terms of any such offering. In addition, the Second Amendment provided the KFLP with the right to put any undrawn available amounts under the Credit Facility, as amended, to us and thereby have a note issued to the KFLP.

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

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the KFLP. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and warrants to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under the Credit Facility. The outstanding indebtedness consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. The Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance.

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provided us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance able to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events had occurred in connection with the our business. Borrowings under the Loan Agreement matured in three years with interest at the rate of 5.0% and are secured by select assets of us relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies.

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

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to $899,698, or 7.0% of the gross proceeds received in the Offering, less certain excluded proceeds, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 771,169 shares of our common stock (representing 9% of the common shares sold in the Offering) with an exercise price of $1.50 per share (the “Agent Warrants”); and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses, incurred in connection with the Offering, including reasonable legal fees and disbursements up to a maximum aggregate amount of $50,000. The determination of the Placement Agent’s fees did not include any shares issued to the KFLP, (in connection with the automatic conversion of its secured debt with us described below) or shares acquired by any officers or directors participating in the Offering. The Agent Warrants were valued at $2.40 per share.

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

The September 2013 Private Placement and Convertible Note Payable to Shareholder

On September 30, 2013, the Company entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, the Company sold to Intrexon 1,300,000 shares of the Company’s common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The Company intends to use the proceeds from this sale of common stock towards development of the Company’s key initiatives relating to the Probiotic program, and general corporate purposes.

On September 30, 2013 as partial consideration for the Technology Access Fee paid to Intrexon pursuant to the Probiotic ECC we issued a convertible promissory note in the amount of $1,956,000 which is payable, at the Company’s option, in cash or shares of Company common stock (the “Convertible Note”). The Convertible Note matures on December 31, 2013 and requires the Company to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price is equal to the closing price per share of the Company’s common stock on the last trading day immediately prior to the date of conversion.

Other Financings

On March 3, 2011, we entered into a short-term note payable for $48,988 bearing interest at 5.48% per annum to finance product liability insurance. Payments on this note were made evenly based on a straight line amortization over a ten-month period with the final payment due on January 10, 2012.

On July 12, 2011, we entered into a short-term note payable for $77,751 bearing interest at 4.75% per annum to finance a portion of the directors’ and officers’ liability insurance. Principal and interest payments on this note began August 24, 2011 and were made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2012.

On March 10, 2012, we entered into a short-term note payable for $50,037 bearing interest at 6.17% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2012 and were made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2013.

On March 8, 2013, we entered into a short-term note payable for $50,037 bearing interest at 6.57% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014.

On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% per annum to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014.

Grants

On June 10, 2010, we were awarded the matching $500,000 grant from the NSF to support an SBIR Phase II grant previously awarded in 2008 for further development of our DPOLT platform. On each of June 17, 2010, February 28, 2011, September 29, 2011 and March 29, 2012, we received $125,000 related to this NSF awarded SBIR II Phase II grant for our DPOLT platform. Proceeds from the financing were allocated to further the development of our DPOLT platform, essential to the production of our lead antibiotic, MU1140, subject to the goals set forth by the NSF SBIR Phase II grant received by us.

Future Capital Requirements

Our capital requirements for the remainder of 2013 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan through December 2014. We will continue to seek additional funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will likely require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of

MU1140 and the Probiotic ECC for the development of Probiotics. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2013.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the nine months ended September 30, 2013 that have had or are expected to have an impact on our financial statements.

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

During 2011, we disclosed and identified several material weaknesses in our internal controls. Since that time we have been working on remediation of the identified material weaknesses and have provided updates in our periodic reports. Management believes progress has been made during the year ended December 31, 2012 and thereafter to remediate material weaknesses in the internal control over financial reporting. Although the control environment has significantly improved during the year ended December 31, 2012 and thereafter when compared to prior periods, a material weakness still remains. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report of Form-10Q for the three month period ended September 30, 2013 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Controls over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the Risk Factors described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-Q and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-Q involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $13.0 million and $11 million for the nine months ended September 30, 2013, and 2012, and approximately $13.1 million and $7.7 million for the years ended December 31, 2012, and 2011, respectively. As of September 30, 2013 our accumulated deficit was approximately $67.1 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and probiotics (“Probiotics Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140) and Probiotics Program using Intrexon’s advanced transgene and cell engineering platforms, as well as our expected increased marketing and sales efforts for our ProBiora3 products will increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates or if sales revenue from ProBiora3 products is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $15.9 million in net proceeds from our private placement of common stock in July 2012 and September 2013, we anticipate that our cash resources as of September 30, 2013 will be sufficient to fund our operations for at least the next 15 months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize product candidates under our Lantibiotics Program and our Probiotics Program with Intrexon and for ProBiora3 sales and marketing efforts further progress with the development of our other product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. If our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $574,272, $790,166, and $587,557 for the nine months ended September 30, 2013, 2012, and 2011, respectively, and $1,194,878, $1,229,510 and $1,128,895 for the years ended December 31, 2012, 2011 and 2010, respectively. While we plan to continue to increase the amount we spend on sales and marketing efforts for our ProBiora3 products, there can be no assurance that it will result in a significant increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program and our Probiotics Program and their successful commercialization.

Our product candidates under our Lantibiotics Program and Probiotics Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the preclinical and clinical development of our antibiotic product candidates including MU1140 or any analogs thereof we may develop. We have performed extensive preclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. We expect to begin preclinical activities on native MU1140 in the second half of 2013. Those activities may include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our preclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the second quarter of 2015. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

Our exclusive channel partnering arrangements with Intrexon are based on an early stage technology in the fields of lantibiotic and probiotics.

Our exclusive channel collaboration arrangement with Intrexon contemplates the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics and probiotics. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

We will incur additional expenses in connection with our exclusive channel collaboration arrangements with Intrexon.

Pursuant to our exclusive channel collaborations with Intrexon under our Lantibiotics Program and Probiotics Program, we are responsible for future research and development expenses of product candidates developed under such collaborations, the effect of which we expect will increase the level of our overall research and development expenses going forward. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our Lantibiotics Program and Probiotics Program with Intrexon.

Because our collaborations with Intrexon are in the early stage and we have not yet identified a specific product candidate from the Intrexon collaborations, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize lantibiotic products and probiotic products.

Under our exclusive channel collaboration agreements with Intrexon (the “ECC’s”), we are responsible for, among other things, funding the further anticipated development of lantibiotics and probiotics toward the goal of commercialization, conducting preclinical and clinical development of product candidate s, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 18 months, neither we nor Intrexon may terminate the ECC’s, except under limited circumstances. Intrexon may terminate such agreements if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the ECC’s and if the ECC’s are terminated it would prevent us from achieving our business objectives.

Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

Our MU1140 and other product candidates are in early stage development and will require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We recently determined to cease pursuit of our second Phase 1 clinical trial. There can be no assurance that a new clinical trial for our SMaRT Replacement Therapy product candidate will be commenced, by us in the future or that we will be able to establish a partner relationship or sublicense our Replacement Therapy technology for future development. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 and other antibiotic product candidates, we have performed extensive preclinical testing using native MU1140 and expect to continue to pursue the preclinical testing of our MU1140 and other antibiotic product candidates during the remainder of 2013. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 or other antibiotic product candidates or other product candidates. If our MU1140 product candidate or our other product candidates under the Lantibiotics Program and Probiotics Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

We hold our MU1140 and SMaRT Replacement Therapy product candidates under licenses from the University of Florida Research Foundation, Inc., or UFRF. We are required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreements in the amount of $10,000 for each license agreement and $20,000 in aggregate. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $5,000 per quarter) for both licenses. We are also required to pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

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

If we are able to commercialize any product candidates, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between May 1, 2013 and the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

We do not have the internal capability to manufacture our ProBiora3 products or our LPT3-04 Weight Loss, SMaRT Replacement Therapy, MU1140, or any other c product candidates under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop and commercialize our product candidates, apply for regulatory approvals for our product candidates, and continue to commercialize our ProBiora3 products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

There are a limited number of manufacturers that operate under GMPs that are capable of manufacturing our ProBiora3 products. Furthermore, manufacturing MU1140 or our other potential product candidates on a commercial scale have not yet been undertaken, so there are additional technical skills needed for the manufacture of MU1140 that will further limit the number of potential manufacturers. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our MU1140 and other product candidates, or ProBiora3 products we may incur additional costs and delays in development and commercialization.

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

We may be unable to find a method to produce MU1140 in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of our MU1140 product candidate.

Our antibiotic product candidate, MU1140, is produced by our strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its preclinical testing. In addition, we developed the DPOLT synthetic chemistry methodology to allow large-scale commercial production of, a synthetic version of MU1140, known as MU1140-S. However, this methodology may not be feasible for cost effective, large scale manufacture. In June of 2012 we entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. While preliminary results from these efforts have demonstrated progress in the increase in production of MU1140, we will need to contract with a third party manufacturer to produce additional quantities in order to be able to pursue further preclinical testing. If we are not able to utilize either of these methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved so there are additional risks that such efforts will not be successful. The Intrexon technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of MU1140 or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to produce MU1140 in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate.

Our ProBiora3 products and our product candidates face various forms of competition from other products in the marketplace.

The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and technological change. Most of the competition that our ProBiora3 products and our product candidates face comes from companies that are large, well established and have greater financial, marketing, sales and technological resources than we have. Our ProBiora3 products compete with a range of consumer and nutraceutical products. Our commercial success with product candidates will depend on our ability and the ability of any sub-licensees to compete effectively in marketing and product development areas including, but not limited to, sales and branding, drug safety, efficacy, ease of use, patient or customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing and marketing products that are more desirable or effective than our ProBiora3 products or the products developed from our product candidates or that would render our products obsolete and non-competitive. We anticipate that our SMaRT Replacement Therapy technology would compete with other companies attempting to develop technologies in the oral health care market, including vaccines.

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

If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies with any MU1140 or any analog thereof. It is possible that when these studies are conducted, they will show that our antibiotic candidates are ineffective or harmful in humans. If MU1140 or any analogs thereof are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. If we are unable to generate revenues from MU1140 or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

We intend to rely on third parties to pay the majority of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

As we continue our development of product candidates, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies at the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves or we will be unable to extract any value from these technologies. We will also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot assure you that we would be able to obtain the necessary financing to pay these costs or that we will be generating significant revenues from any of our products, such as ProBiora3, sufficient to cover the associated costs. If we do not generate sufficient revenues to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

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

Our product candidates are subject to substantial government regulation, including the regulation of preclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates we will be unable to generate revenues.

The production and marketing of products which may be developed from our MU1140 product candidate, our SMaRT Replacement Therapy product candidate or any other product candidates from our Lantibiotics Program and probiotics program or otherwise and our research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

If we fail to obtain regulatory approval for our product candidates, or if the FDA fails to lift the clinical hold on our IND for non-attenuated version of SMaRT, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of preclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

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

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of any of our product candidates, or will otherwise satisfy regulatory requirements. Our preclinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

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

We cannot assure you that the market and consumers will accept our products or product candidates. If they do not, we will be unable to generate significant revenues from our products or product candidates and our business, financial condition and results of operations will be materially adversely affected.

The commercial success of our ProBiora3 products our MU1140 antibiotic product candidate, and any of our other product candidates and technologies will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

As of September 30, 2013, the KFLP, together with members of the Koski family, beneficially own approximately 41.6% of our outstanding shares of common stock, and includes outstanding warrants to acquire 2,170,925 shares of our common stock that were issued in connection with our Debt Exchange Agreement and Loan Agreement.

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

Provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may discourage, delay or prevent a change of control of our company that a shareholder may consider favorable. These provisions include:

•	authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors without shareholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquirer;

•	the ability of our Board of Directors to amend the bylaws without shareholder approval;

•	vacancies on our Board may only be filled by the remaining directors and not our shareholders;

•	requirements that only our Board, our President or holders of more than 10% of our shares can call a special meeting of shareholders;

•	obligations to make certain payments under executive employment agreements in the event of a change of control and termination of employment; and

•	immediate vesting of all outstanding stock options.

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

Since our initial public offering in June 2003 and through September 30, 2013 our stock price has fluctuated from $90.00 to $0.75 per share. The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

Historically, the daily trading volume of our common stock has been relatively low and on some days our stock does not trade at all. An order for the purchase or sale of a large number of our shares could significantly affect the price at which the order is executed. We cannot guarantee that an active public market for our common stock will be sustained or that the average trading volume will increase. In addition, the stock market in general has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of management’s attention and resources. To the extent our stock price fluctuates or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

The issuance of additional equity securities by us in the future could result in dilution to our existing shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 5,894,176 shares as of December 31, 2011 to 30,168,613 shares as of September 30, 2013.

In connection with the Lantibiotics ECC that we entered into on June 20, 2012, we will a be required to issue additional shares of our common stock of up to 4.5% of our then outstanding common stock to Intrexon upon meeting certain commercialization milestones.

In connection with the new Probiotics ECC we entered into on September 30, 2013, we will be required, at our option, to pay up to $17 Million cash to Intrexon or issue up to $17 Million of additional shares of our common stock to Intrexon upon meeting certain commercialization milestones. We also issued a convertible promissory note in the amount of $1,956,000 which is payable, at our option, in cash or shares of our common stock (the “Convertible Note”). The Convertible Note matures on December 31, 2013 and the conversion price is equal to the closing price per share of our common stock on the last trading day immediately prior to the date of conversion.

You may also incur additional dilution if performance awards are made pursuant to our long term incentive programs for executives and non-employee directors or holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. For example, on October 21, 2013 we issued an aggregate of 389,174 shares of our common stock to our executive officers and non-employee directors pursuant to performance awards under our long term incentive programs.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 5,894,176 shares as of December 31, 2011 to 27,382,830 as of December 31, 2012 and as of September 30, 2013 has increased to 30,168,613 shares . In June of 2012 we issued to Intrexon 4,392,425 shares of our common stock which are subject to piggy –back registration rights. On July 31, 2012, we issued 8,666,665 shares of Common Stock to investors and Warrants to purchase an additional 771,169 shares of Common Stock to the placement agent and pursuant to a Registration Rights Agreement we are required to register these shares and warrant shares for resale. On August 31, we filed a Registration Statement on Form S-1 to register the resale of these shares by the purchasers. The Registration Statement as amended was declared effective by the SEC on September 26, 2012. Accordingly, these shares may be resold in the open market.

As of September 30, 2013, there were 30,168,613 shares of our common stock outstanding, with another 2,747,094 shares of common stock issuable upon exercise of warrants to investors, 607,840 shares issuable upon exercise of options outstanding and an additional 2,689,711 shares available for option grants under our 2012 Equity Incentive Plan. The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on September 30, 2013 we issued 1,348,000 restricted shares of our common stock to Intrexon as part of the technology access fee for the Probiotic’s ECC and on the same date we also sold 1,300,000 restricted shares of our common stock to Intrexon in a private placement, The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to the Exhibit Index filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of October, 2013.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.1	Exclusive License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.7	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.8	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.9	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.10	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.11	Fifth Amendment to Replacement Therapy License Agreement dated April 2013	8-K	001-32188	10.2	4/23/13

10.12	Fifth Amendment to the MU1140 License Agreement dated April 2013	8-K	001-32188	10.1	4/23/13

10.13	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of September 30, 2013.**	8-K	001-32188	10.1	10/1/13

10.14	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of September 30, 2013.	8-K	001-32188	10.2	10/1/13

10.15	First Amendment to the Stock Purchase and Issuance Agreement dated September 30, 2013.	8-K	001-32188	10.3	10/1/13

10.16	Convertible Promissory Note dated September 30, 2013.	8-K	001-32188	10.4	10/1/13

**	Confidential treatment has been requested for the redacted portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X