Form 10-K
period 2013-12-31
ORAGENICS INC
filed 2014-02-28
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4902 Eisenhower Blvd., Suite 125 Tampa, FL	33634
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Issuer’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2013 was approximately $32,511,951 based upon a last sales price of $3.10 as reported by the NYSE MKT.

As of February 26, 2014, there were 36,128,944 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2014 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

i

FORWARD LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the Securities and Exchange Commission (the “SEC”) other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	We have incurred significant operating losses since our inception and cannot assure you that we will increase revenues or achieve profitability.

•	We will need to raise additional capital to fully implement our business strategy.

•	The success, timing and expenses of our collaboration efforts with Intrexon and expected clinical trials.

•	We are subject to extensive and costly regulation by the FDA, which must approve our product candidates in development and could restrict or delay the future commercialization of certain of our product candidates.

•	We may be unable to achieve commercial viability and acceptance of our proposed product candidates or increase sales of our ProBiora3 products.

•	Orders we receive for our consumer and professional products may be subject to terms and conditions that could result in their cancellation or the return of products to us.

•	We may be unable to successfully operate internationally.

•	We may be unable to improve upon, protect and/or enforce our intellectual property.

•	We may be unable to enter into strategic collaborations or partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or maintain strategic collaborations or partnerships.

•	We may be adversely impacted by any significant broad-based financial crises and its impact on consumers, retailers and equity and debt markets as well as our ability to obtain required additional funding to conduct our business.

ii

•	We are subject to significant competition.

•	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health in humans and pets. We also develop, market and sell proprietary OTC probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora.

Our Antibiotics

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since 1927 when the first lantibiotic, Nisin, was discovered. We believe lantibiotics in the scientific community are generally recognized to be potent antibiotic agents.

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

The challenge presented by lantibiotics is that they have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Standard fermentation methods are used to make a variety of currently marketed antibiotics. When traditional fermentation methods are used to make lantibiotics the result is the production of only minute amounts of the lantibiotic.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, in June 2012, we entered into a worldwide exclusive channel collaboration agreement with Intrexon Corporation (“Intrexon”) for the development of genetically engineered strain producing MU1140 and the commercialization of this and related compounds using Intrexon’s advanced transgene and cell engineering platforms (the “Lantibiotic ECC”). We expect to pursue our research and development efforts with Intrexon in accordance with the terms of the Lantibiotic ECC toward the development of the MU1140 molecule and potential derivatives of the molecule.

We commenced limited preclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon, in the second half of 2013. Further preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. If our preclinical work is successful, we would expect to engage in pre Investigational New Drug (“IND”) meetings with the FDA in the second half of 2014 and thereafter be in a position to file an IND application with the FDA by the second half of 2015.

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of MU1140 and deliver a step in validating the lantibiotics platform targeting infectious diseases. Previously, the ability to manufacture MU1140 by fermentation was originally thought not to be commercially feasible due to low titers and difficulties in purification. In addition to the optimization of fermentation and purification strategies, we are working to leverage Intrexon’s genetic and cell engineering expertise to produce analogs of MU1140 toward the goal of establishing a pipeline of new lantibiotics. Research on the production capability of new lantibiotic analogs using genetically modified bacteria continues.

Manufacturing requirements and methods for producing MU1140, or an analog, will primarily be dependent upon the end results of our efforts under the Lantibiotic ECC with Intrexon. We are working with a third party manufacturer to produce additional quantities of MU1140, or a designated analog, based upon the developments achieved from our work with Intrexon. The additional quantities of MU1140, or a designated analog, are needed for the consummation and pursuit of our preclinical testing activities, which we expect to commence in the first half of 2014.

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status (“GRAS”). We have historically sold our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics products, to better serve our customers, and we continue to evaluate new delivery systems, which we believe will enable us to deliver ProBiora3 to new markets and end-users.

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we commenced at the end of the quarter ended June 30, 2013. The plan focused our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entailed sales and marketing to dentists. Despite increased spending, the results for the year ended December 31, 2013 have not met expectations. Given the results to date of the marketing plan, we have scaled back on our expenses for outside sales consultants. While it has been a challenge for us to implement the most cost-effective marketing strategy to achieve future growth, further analysis and review of our probiotic business is being undertaken toward the goal of achieving improvement in this line of business.

In December of 2013, we completed a pilot clinical study at Salus Research Center utilizing a standardized oral care clinical study design. The study was designed to probe potential indications for multiple different Probiora3 dose forms and administration formats using a variety of standard clinical and analytical endpoints. Although positive trends were noted among some of the groups, there were no groups that demonstrated a clear statistically significant improvement against the existing once-a-day tablet format in this placebo controlled trial. We are continuing to reanalyze the data in order to fully understand the significance of these findings. During 2012 we supported a probiotic product study in children in Scandinavia initially expected to take approximately two years to complete.

Genetically Modified Probiotics

On September 30, 2013, we entered into a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (the “Probiotic ECC”). Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases, are just getting underway. Our initial focus will be on developing novel probiotics, or genetically engineered bacterial strains designed to deliver and release therapeutics locally at disease sites to target pain management, reduce inflammation, and improve patient outcomes. We anticipate research to provide bacterial prototypes commencing the second half of 2014 and migrate to genetically modified probiotics that can produce cytokine therapeutics in mid-2015 toward the goal of proof of concept studies in animals.

Other Product Candidates and Technologies.

We also possess and have developed other product candidates and technologies that originated from the discoveries of our scientific team. These other product candidates and technologies include our SMaRT Replacement Therapy and our weight loss agent, LPT3-04. For our other product candidates and technologies, we do not expect to devote financial resources toward continued research and development.

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our current focus is on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

Our Weight Loss Agent-LPT3-04. LPT3-04 is a natural occurring dietary substance with an excellent safety and tolerance profile that is believed to support weight loss in overweight men and women. LPT3-04 is normally consumed in the human diet in small amounts, in the course of our SMaRT Replacement Therapy research; our scientific team also discovered that consumption of a significant amount of LPT3-04, resulted in dose-dependent weight loss in experimental animal models. In December 2013 we entered into an exclusive licensing agreement for our LPT3-04 weight-loss product candidate with LPThera LLC for further development of this technology.

Our Products and Product Candidates

We are currently developing our antibiotic product candidate, MU1140 as well as other homolog antibiotic product candidates, researching therapeutic probiotics, commercializing our ProBiora3 probiotic products and have other product candidates, including SMaRT Replacement Therapy positioned for outlicensing or partnering. We seek to protect our products and product candidates through patents and patent applications. Our products and product candidates are protected by eight issued U.S. patents and four filed U.S. patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or UFRF, and patent applications we filed in connection with our exclusive license agreement with Texas A&M University System. We are the exclusive worldwide licensee to the patents for our antibiotic product candidate, MU1140, and SMaRT Replacement Therapy, which are owned by the UFRF. We also have worldwide commercialization rights to each of these product candidates. We co-own the intellectual property for certain analogs of our MU1140 product candidate with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property.

Product/Candidate	Description	Application	Status
Antibiotics	MU1140 and analogs: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Preclinical testing

Genetically Modified Probiotics	Bacteria based biotherapeutics	Oral cavity diseases	Early stage R&D

ProBiora3	ProBiora3: Blend of three beneficial oral care probiotic bacteria	Oral health, teeth whitening, breath freshening (for humans, and companion pets)	Commercial (GRAS, Food) - additional Clinical Studies underway to expand and enhance claims

LPT3-04	Naturally occurring chemical agent	Weight loss	Exclusively out- licensed

SMaRT Replacement Therapy	Genetically modified strain of S. mutans that does not produce lactic acid	Dental carries-tooth decay	Positioned for partnership opportunities

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

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon. Through this collaboration we intend to develop lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients (API) toward the goal of commercialization for the treatment of infectious diseases in humans and companion animals. Intrexon is a leader in the field of synthetic biology and we believe a portion of their technologies covered by the Lantibiotic ECC will facilitate the ability to produce sufficient quantities of native MU-1140 as well as a potential pipeline of other lantibiotics with significant commercial value.

Market Opportunity

The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the Centers for Disease Control and Prevention, or CDC, HAIs are estimated to occur in approximately 5% of all acute-care hospitalizations. The CDC also estimates that the total direct medical cost to the U.S. healthcare system from HAIs is between $35.7 billion to $45 billion annually. Cubicin, a Gram positive lipopeptide antibiotic which was launched in the US market in November 2003 by the biotechnology company Cubist, had 2012 global sales of $926.4 million. In 2013, Cubist announced the acquisition of two companies Optimer and Trius each of which was for consideration over $800M. Cubist publicly indicated it was purchasing the companies in order to gain exclusive access to their pipelines of new antibiotics.

The need for novel antibiotics is increasing as a result of the growing resistance of the targeted pathogens. The CDC has estimated that pathogenic bacteria resistant to known antibiotics cause between 6.3% and 89.1% of HAIs, and individual hospitals have resistance rates as high as 70% for many Gram positive infections. HAIs are not exclusively a problem in the United States as the rest of the world has also seen a dramatic rise in HAIs during the last decade. We believe novel antibiotics have become increasingly scarce as major pharmaceutical companies focus more research and development resources on lifestyle drugs and fewer resources on specialty pharmaceuticals such as antibiotics. Between 1983 and 1987, 16 new antibiotics were approved by the FDA. Twenty years later, over an equivalent time period from 2003 to 2007, only five new antibiotics were approved by the FDA, of which only two possessed a novel mechanism of action. Between 2008 and 2012, there were only two new antibiotics approved by FDA.

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

Our Strategy

We are primarily focusing our present efforts on our collaboration with Intrexon and believe this currently represents the best and most efficient opportunity to produce sufficient quantities of native MU1140, or an analog, to support continued research, non-clinical studies, clinical studies and ultimately commercialization. Collaboration with Intrexon has allowed us to generate a significant number of analogs of MU1140. These, along with MU1140, are being examined for optimal properties for eventual election to lead drug candidate status.

Regulatory Status

We have previously performed preclinical testing on native MU1140 and such testing has demonstrated the molecule’s novel mechanism of action. We began additional preclinical activities on native MU1140 under the ECC with Intrexon in the second half of 2013 and activities will expand with new analogs as available. These preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. If our preclinical and manufacturing work is successful, we would expect to file an Investigational New Drug application with the FDA by the second half of 2015.

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

We also produced a synthetic version of MU1140 known as MU1140-S. We created MU1140-S using our patented, novel organic chemistry synthesis platform known as DPOLT (Differentially Protected Orthogonal Lanthionine Technology). We engaged a peptide synthesis manufacturing company to assist us with research on producing greater amounts of MU1140-S. While the work performed generated improvements in the yield of components necessary to synthesize MU1140-S, further research was determined to be needed, which was beyond the scope of our initial agreement with the manufacturer. We fully utilized the grant funds associated with our synthetic version of MU1140 and have currently ceased further research and development on a synthetic version of MU1140. Instead we are focusing our research and development efforts on MU1140 and analogs that we consider attractive.

Genetically Modified Probiotics

Our efforts in connection with our Probiotic ECC are just getting underway. Our initial focus will be on developing novel probiotics, or genetically engineered bacterial strains designed to deliver and release therapeutics locally at disease sites to target pain management, reduce inflammation, and improve patient outcomes. We anticipate research to provide bacterial prototypes commencing the second half of 2014 and migrate to genetically modified probiotics that can produce cytokine therapeutics in mid-2015 toward the goal of proof of concept studies in animals.

The ECC collaboration with Intrexon is based upon utilizing Intrexon’s synthetic biology expertise and proprietary technologies and Oragenics’ knowledge and experience in utilizing genetically modified bacteria (SMART therapy). We believe we can specifically target oral diseases with bacteria engineered to deliver therapeutic agents directly to the target with high specificity and safety. We are utilizing Behcet’s disease and Apthous stomatitis as our first target indications because of their unmet medical needs and the ability to design uncomplicated clinical studies.

Behcet’s disease is a chronic relapsing multi-systemic inflammatory disorder. Characterized by four major symptoms (oral aphthous ulcers, genital ulcers, skin lesions, and ocular lesions). Patients are often in constant pain and have difficulty eating. There are approximately 20,000 patients in the U.S. and a similar population in Europe. The majority of cases are found in populations that reside in Asia and the Middle East.

Apthous Stomatitis (also known as canker sores) presents as painful ulcers; most common on the oral mucosal tissues. It is characterized by multiple, recurrent, small, round, or ovoid ulcers and usually presents first in childhood or adolescence. The condition has no known effective treatments. Approximately 200,000 patients in the U.S. are afflicted each year.

Market Opportunity

The market opportunity for GM probiotics is difficult to discern at this point basically because there are no products currently approved for sale in this new area. Based on the ability to treat unmet medical needs and the desire to deliver highly effective therapeutics with minimal side-effects. Behcet’s disease and Apthous Stomatitis offer us and Intrexon the opportunity to enter the market in areas with currently untreatable disease states. The combined US and European populations for both indications is believed to be well over half a million patients. Other developing areas of the world could add substantially to the number of treatable patients.

Our Solution

Together with Intrexon, we will explore the use of genetically modified bacteria to treat these oral indications. By inserting genes that can allow the chosen bacteria to excrete a therapeutic agent, we believe we can engineer these bacteria to produce a variety of specific agents which might be used to treat disease and symptoms.

Our Strategy

We expect to develop a full research plan in 2014 and then begin the work of choosing the required bacteria and therapeutic agents. We plan on enlisting the advice of Key Opinion Leaders (KOL’s) in the field to assist us in putting the plan together.

Regulatory Issues

We believe there will be substantial regulatory issues to address based on our previous experience with our genetically modified SMaRT Replacement Therapy. We fully expect that safety issues will be a priority with the regulatory bodies and we expect to address those issues through the use of genetically modified “fail-safe” mechanisms we will engineer into the bacteria as well as through testing in several safety models to insure any product developed will be able to meet regulatory standards.

Manufacturing

Although it is very early in the project, we believe once we have established the bacteria and the correct therapeutic agent, manufacturing the product for pre-clinical development work, pre-IND work and eventually human clinical trials will follow standard methodologies and use standard processing and scale-up techniques.

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

Market Opportunity

Probiotics are live microorganisms that confer a health benefit to their host when administered in sufficient amounts. The beneficial bacteria in a probiotic formulation help to maintain a healthy balance of bacteria in the body. Examples of common probiotic applications are yogurt containing live cultures, acidophilus capsules to improve digestion, and products for improved immune system and vaginal and urinary tract health. According to a report published by MarketsandMarkets (www.marketsandmarkets.com), the overall probiotic market was valued at $24.23 billion in 2011 and is expected to grow at a CAGR of 6.8% from 2012 to 2017. In 2011, Asia-Pacific led the global market with share of 40.0% followed by Europe and North America in terms of revenue. Probiotics products are relatively more common in Asia and Europe, accounting for 42% and 30% of the global market. The probiotics market in the United States, however, is emerging, and products that address gastrointestinal problems and other uses are rapidly becoming available, especially as dietary supplements and cultured foods and beverages. According to Transparency Market research (http://www.transparencymarketresearch.com/probiotics-market.html), probiotic foods & beverages are the dominant segments the global market and are expected to grow at a CAGR of 6.8% from 2013 to 2018. Probiotic demand for food & beverage segment is estimated to reach USD 37.9 billion in 2018. Following food and beverages, the market for dietary supplements and animal feed are also witnessing significant growth.

•	Oral Care For Humans: According to Packaged Facts, oral care products in the U.S. retailed at $9.1 billion in 2008 and $10.9 billion is possible by 2014. In addition, over 62.3 million Americans visited the dentist in 2009.

•	Companion Pets: In 2011 to 2012, approximately 62% of U.S. households owned a pet, with an estimated 38.3 million and 45.8 million households owning cats and dogs, respectively, according to the American Pet Products Association or APPA. The APPA also claims that total 2011 U.S. pet industry expenditures were $51 billion, representing an increase of over 5% from 2010. Within this market, approximately $11.8 billion was spent on Supplies/OTC Medicine.

Our Probiotic Products

ProBiora3 is a blend of three naturally occurring strains of bacteria for use in the promotion of oral health, including Streptococcus oralis strain KJ3, or S. oralis; Streptococcus uberis strain KJ2, or S. uberis; and Streptococcus rattus strain JH145, or S. rattus. In a healthy human oral cavity, S. oralis and S. uberis are commonly found in significant amounts, and conversely, the levels of bacteria associated with a disruption of gum health are usually quite low. The opposite situation prevails in periodontal disease sites, where the beneficial bacteria, S. oralis and S. uberis, are usually undetectable. Our scientists have demonstrated that S. oralis and S. uberis produce hydrogen peroxide, which interferes with the growth of certain potentially harmful anaerobic bacteria, and also gently and naturally whitens teeth. The third bacterial strain in our ProBiora3 blend, S. rattus, is able to establish and maintain a healthy balance of bacteria on the tooth surfaces by competing with certain other potentially harmful bacteria that are known to challenge tooth health.

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

Our Regulatory Strategy – United States

In the United States, we market ProBiora3 as a food ingredient under self-affirmed Generally Recognized as Safe, or GRAS, status. GRAS is available for food ingredients that are generally recognized as being safe for human use and do not claim to treat, prevent, or cure a disease. Furthermore, food products that make only cosmetic or structure-function claims are typically able to enter the market through what is known as self-affirmed GRAS status, which designates that we have performed all necessary research, including the formation of an expert panel to review safety concerns, and are prepared to use these findings to defend ProBiora3’s self-affirmed GRAS status. In 2008, we convened a panel, the members of whom we believed to be qualified as experts by their scientific training and professional experience, to analyze and evaluate the safety data for ProBiora3. After review, the panel concluded that the safety data of ProBiora3 was sufficient to support our claim to self-affirmed GRAS status for human consumption.

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

Sales, Marketing and Distribution

ProBiora3 products are available through several channels:

•	Direct-to-Consumer: Our direct-to-consumer channel is primarily directed towards web-based sales, comprised of internet sales through our own websites. We currently operate one corporate website through which we market our branded products. An “Oragenics Store” provides the consumer with access to purchase our products.

•	Professional Offices: The professional offices channel encompasses general dentists, specialists and dental hygienists. EvoraPro is an extra-strength, probiotic designed to be taken after dental cleaning or treatment. We currently have distribution agreements with leading distributors of products to the dental professional market. In addition, we have a partnership with a private label customer in the dental space.

•	Domestic: The domestic channel encompasses arrangements whereby we offer either our products for resale under a third-party’s brand name or the rights to distribute our branded products. We typically establish private labeling arrangements in order to leverage an existing company’s brand equity and distribution channels. We have private label partnerships allowing for distribution of ProBiora3 based products throughout the United States.

•	International: Since the launch of our first product, EvoraPlus, we have entered into exclusive distribution agreements for our products internationally in various geographic locations. In 2012, we entered into several new international distribution agreements. We believe the international market represents a significant potential opportunity, and we continually search for appropriate partners who have the marketing ability and resources to successfully introduce our ProBiora3 products to consumers internationally.

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

Manufacturing

We have contracted with multiple suppliers to either manufacture, blend, tablet, and/or package our products. We currently have one supplier that is able to produce two of the three strains of bacteria needed to produce ProBiora3 and one supplier that is able to produce the third strain of bacteria needed to produce ProBiora3. These suppliers use proprietary methodologies to produce these three strains of bacteria. We have one supplier who is able to blend and tablet EvoraPlus, EvoraKids, and EvoraPro. We have one additional supplier that is able to tablet EvoraPlus, EvoraKids, and EvoraPro. We have several suppliers that are currently able to package our products. We have one supplier that is able to blend EvoraPet.

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

Other Product Candidates and Technologies

LPT3-04 Weight Loss Product

In the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, a naturally occurring compound which is normally consumed in the human diet in small amounts, resulted in dose-dependent weight loss in experimental animal models. In December 2013 we entered into an exclusive licensing arrangement of our LPT3-04 weight-loss product candidate for further development to LPThera LLC (“LPThera”). LPThera LLC is a newly formed entity that will need to raise capital to further pursue the opportunity presented by our LPT3-04 product candidate. LPThera LLC was formed by a current and existing consultant to the Company. The exclusive license agreement we granted to LPThera, provides LPThera the exclusive worldwide royalty bearing license to develop, make or have made, use, sell, offer for sale, market and promote the LPT3-04 for use under our technology. LPThera may sublicense the rights described without our written consent, but shall provide notice to us of any sublicense granted.

Under the LPT3-4 license agreement, LPThera has agreed to achieve the following development milestones within the following time frames:

Development Milestones		Completion date
1.	Fundraising to support preclinical and animal studies	Q2 2014
2.	Formulation development	Q3 2014
3.	Complete required nonclinical, exploratory animal and GLP animal studies	Q3 2017
4.	Complete required Investigational New Drug (“IND”) human clinical studies	Q3 2019
5.	First Regulatory Approval (as defined in the LPT3-4 license agreement)	Q3 2020
6.	First Commercial Sale (as defined in the LPT3-4 license agreement)	Q3 2020

LPThera is responsible for commercializing the products containing LPT3-04 using commercially reasonable efforts. If at any time after the second anniversary of the effective date of the LPT3-04 license agreement, we believe in our reasonable opinion that LPThera has not satisfied the development milestones or commercialization responsibility, designated representatives of each party will meet to discuss areas of concern and any additional actions that should be taken to remedy the cause for our concern and we may require LPThera to take certain actions for it to comply with its diligence obligations under the LPT3-04 license agreement.

LPThera has agreed to pay us 5% of the aggregate net sales derived from the sale of products containing LPT3-04, where the manufacture, use, promotion or sale of such products is protected by a valid claim of one of our patents covered by the LPT3-04 license agreement in such country. If we do not obtain a US patent with a valid claim, LPThera has agreed to pay us 2.5% of aggregate net sales derived from the sale of products containing LPT3-04 in the US. LPThera has likewise agreed to pay us 20% of license income obtained from a sublicensee in the event of a sublicensing arrangement.

Under the LPT3-04 license agreement, LPThera has agreed to make certain payments to us upon its achievement of designated sales levels. The sales levels and amounts payable are as follows:

Calendar Year Net Sales	Sales Milestone
$1,000,000	$50,000
$10,000,000	$500,000
$100,000,000	$5,000,000

LPThera has agreed to indemnify and hold us harmless from any damages caused as a result of the development, manufacture, distribution, marketing, promotion or sale of the products containing LPT3-04 or its breach of a representation, warranty or obligation under the LPT3-04 license agreement.

We have agreed to indemnify and hold LPThera harmless from any damages caused as a result of the development, manufacture, distribution, marketing, promotion or sale of the products containing LPT3-04 prior to the effective date of the LPT3-04 license agreement or our breach of a representation, warranty or obligation under the LPT3-04 license agreement.

The term of the LPT3-04 license agreement expires upon the expiration of our patents covered by the LPT3-04 license agreement that contain one or more valid claims. After expiration of the royalty term for products containing LPT3-04 in each country, LPThera shall have a royalty-free, non-exclusive license to develop, make, have made, use, import, market, promote, distribute, sell, and offer for sale and otherwise exploit such products containing LPT3-04 in such country.

LPThera may voluntarily terminate the LPT3-04 license agreement upon 60 days written notice to us. Either party may terminate the LPT3-04 license agreement if one party materially breaches the LPT3-04 license agreement and fails to cure such breach within 60 days or in the case of payment defaults, 30 days.

After the effective date of termination of the LPT3-04 license agreement (unless terminated by LPThera as a result of our material breach), (i) all licenses granted by us to LPThera shall terminate, (ii) LPThera will assign and transfer to us all regulatory filings related to products containing LPT3-04, (iii) LPThera will license to us on a royalty-free basis all rights to all trademarks for the products containing LPT3-04 for use with such products, (iv)

LPThera shall assign to us all inventions controlled by LPThera that relate to solely the development, manufacture, use or sale of the products containing LPT3-04, but if such inventions are not solely related to, but are necessary for, the development, manufacture, use or sale of the products containing LPT3-04, then LPThera shall grant to us the exclusive, worldwide, royalty-free license (with right to sublicense) to develop, manufacture, sell and use solely the products containing LPT3-04. In the event that the LPT3-04 license agreement is terminated following completion of development milestones 1, 2 and 3 described above, we have agreed to pay LPThera (i) during the royalty term a royalty on our net sales of the products containing LPT3-04 at a rate of 3% and (ii) 10% of any license income obtained from a sublicensee.

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

While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial our Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our current efforts are primarily focused on possible partnering opportunities that may exist for our SMaRT Replacement Therapy. It is possible that we will be unable to negotiate acceptable terms with a licensee or partner.

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

Our In-Licensed Technology Agreements

The University of Florida Research Foundation Licenses

We hold exclusive licenses from the University of Florida Research Foundation, Inc. (“UFRF”) for our SMaRT Replacement Therapy and MU1140 product candidates.

MU1140 –We have exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S.

patent numbers 6,964,760; 7,067,125; 6,391,285; 6,475,771 and the following foreign patents based on the technology in the ‘469 patent: Australian patent number 7488871, Canadian patent number 2295986, European patent number 1019084 validated in France, Germany, Ireland, Italy, Spain, Sweden and United Kingdom. Our license is for the period of the patents, which expire between 2017 and 2019, subject to the performance of terms and conditions contained therein.

SMaRT Replacement Therapy – We have exclusively licensed the intellectual property for our replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. Our license is for the period of the patent, subject to the performance of terms and conditions contained therein.

Additional Terms of UFRF License Agreements - In the amended license agreements for SMaRT Replacement Therapy and MU1140, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received that are dedicated solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) May 1, 2013(for the SMaRT Replacement Therapy license agreement) and April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

We are required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreements in the amount of $10,000 for each license agreement and $20,000 in aggregate. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis which amounts to $5,000 per quarter for both licenses. We must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents. We have agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products.

The terms of the UFRF amended license agreements expire upon the earlier of (i) the date that no patents covered by the license agreements remain enforceable or (ii) the payment of earned royalties under the amended license agreements, once begun, ceases for more than three calendar quarters. We may voluntarily terminate the amended license agreement upon 90 days written notice to UFRF. UFRF may terminate the amended license agreements if we breach our obligations to timely pay any amounts due under the amended license agreements, to submit development reports as required under the license agreements or commit any other breach of any other covenants contained in the license agreements and we fail to remedy such breach within 90 days after written notice of such breach by UFRF.

After the effective date of termination of the SMaRT Replacement Therapy amended license agreement, we may sell all licensed products and complete licensed products in the process of manufacture at the time of such termination and sell the same, provided we make the royalty payments described above and submit the reports required under the SMaRT Replacement Therapy amended license agreement.

Texas A&M License Agreement

In December 2011, we entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) for access to new analogs of the lantibiotic Mutacin 1140 (MU1140) and other lantibiotics with improved pharmacological properties and structural features. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic analogs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” We have had a longstanding relationship with Dr. James Leif Smith, one of the co-authors of the patent application. Dr. Smith is an Assistant Professor in the Department of Biology at Texas A&M University and the Founder and Chair of Biotech Analyst Group, LLC, since 2006.

Under the terms of the license agreement, we made an initial payment of five thousand dollars ($5,000) to Texas A&M. We must also pay to Texas A&M a royalty of five percent (5%) of net sales of products that include the licensed technology, subject to royalty stacking provisions with a two percent (2%) minimum royalty. Additionally, in order to maintain the exclusive license, commencing in 2014 and each year thereafter prior to the calendar year of the first sale of products using the licensed technology), we must pay Texas A&M $15,000 as minimum consideration for the continuation of the license agreement. Once we commence the sale of products that include the technology we license from Texas A&M we must pay a minimum annual amount of $100,000 to Texas A&M and every year thereafter through the expiration of the Agreement. However, once sales begin, any royalty payments we make on net sales will be credited against the $100,000 required maintenance payment.

We must also pay all patent costs and expenses for the preparation, filing, prosecution, issuance and maintenance of the patent rights. We have agreed to indemnify and hold the Texas A&M harmless from any damages caused as a result of alleged infringement of a third party’s intellectual property rights or as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the product. Sales by sublicensees are subject to the royalty rate above, and we shall be responsible for certain payments to Texas A&M for any other consideration received that is not in the form of a royalty.

Pursuant to the Texas A&M license agreement, we are obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial of a product using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of a product using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of a product using the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years once sales begin, Texas A&M, at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. In addition, products using the licensed technology must be substantially manufactured in the United States.

The term of the Texas A&M license agreement expires upon (i) the expiration of the applicable patent rights covered by the license agreement, (ii) the failure of any patent filed pursuant to the license agreement to issue, or (iii) the final and unappealable determination by a court that the patent rights are invalid. We may voluntarily terminate the license agreement upon 90 days written notice to Texas A&M. Texas A&M can terminate the license agreement if we materially breach the license agreement and do not cure such breach within 60 days of receiving notice of such breach from Texas A&M.

Our Exclusive Channel Collaboration (“ECC”) Agreements with Intrexon

Our Lantibiotic ECC

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC establishes committees comprised of our representatives and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. Currently, the Joint Steering Committee has established projects for the Lantibiotics Program and established the priorities, as well as approved the budgets for such projects.

The Lantibiotic ECC grants us an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent.

Under the Lantibiotic ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Lantibiotic ECC, we will pay Intrexon on a quarterly basis 25% of gross quarterly profits derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis. We have likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

We have agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Lantibiotic ECC), (iii) our breach of a material representation, warranty or covenant in the Lantibiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

Intrexon may terminate the Lantibiotic ECC if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the Lantibiotic ECC. We may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to Intrexon.

Upon termination of the Lantibiotic ECC, we may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

•	commercialized by us;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by Intrexon due to an uncured material breach by the Company or a voluntary termination by us).

Our obligation to pay 25% of gross profits or revenue and the milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

In addition, in partial consideration for each party’s execution and delivery of the Lantibiotic ECC, we entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement, we issued to Intrexon 4,392,425 shares of our common stock as an initial technology access fee, in consideration for the execution and delivery of the Lantibiotic ECC and granted Intrexon certain equity participation rights and registration rights.

The registration rights granted to Intrexon in the Stock Issuance Agreement by us consisted of “piggyback registration” rights which permit Intrexon to participate in any firm commitment underwritten offering of securities by us, subject to underwriter cutbacks and lockups. In addition, we are precluded from granting registration rights in connection with a private placement unless (i) all shares held by Intrexon are, at the time of such private placement, included on a registration statement, or (ii) we agree, in connection with such private placement, to grant Intrexon the right to include on the registration statement a number of Intrexon’s Company shares equal to one half of the number of shares to be registered on behalf of the other holders or prospective holders.

Pursuant to the Stock Issuance Agreement, Intrexon is also entitled, at its election, to participate in future securities offerings by us that constitute “qualified financings” and purchase securities equal to 30% of the number of shares of common stock or other securities sold in such offering (exclusive of Intrexon’s purchase). For this purpose, a “qualified financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $1,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or we agree to register the resale of such shares.

Under the Stock Issuance Agreement and as part of the Lantibiotic ECC, the Company has also agreed to make certain payments to Intrexon upon our achievement of designated milestones in the form of shares of our common stock or, at our option, make a cash payment to Intrexon (based upon the fair market value of the shares otherwise required to be issued). The milestone events and amounts payable are as follows:

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

Base Shares is defined in the Stock Issuance Agreement to mean (i) the number of shares of our common stock together with any securities or instruments convertible or exercisable for shares of common stock issued and outstanding at the time of the applicable milestone event, (ii) minus any shares issuable upon conversion of Capital Inducement Securities. Capital Inducement Securities is defined in the Stock Issuance Agreement to mean warrants or other convertible securities of the Company issued to investors in connection with a debt or equity investment in us that are issued in addition to the primary investment securities and in an amount not to exceed 10% of the overall number of shares issued in the investment (on an as-converted to common stock basis).

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2013.

Our Probiotic ECC

On September 30, 2013, we entered into the Probiotics ECC with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “Probiotics Program”). The Probiotic ECC establishes committees comprised of our representatives and Intrexon representatives that will govern activities related to the Probiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. Currently, the Joint Steering Committee has established projects for the Lantibiotics Program and established the priorities, as well as approved the budgets for such projects.

The Probiotic ECC grants us an exclusive worldwide license to utilize Intrexon’s Technology to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent.

Under the Probiotic ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of probiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate probiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

We will pay Intrexon 10% of the net sales derived from the sale of products developed from the exclusive channel collaboration relating to the Probiotics Program. We have likewise agreed to pay Intrexon a percentage of revenue obtained from a sublicensee in the event of a sublicensing arrangement. The percentage of the revenue to be paid will be determined at the time that a sublicense agreement is negotiated.

We have agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Probiotic ECC), (iii) our breach of a material representation, warranty or covenant in the Probiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Company Product.

We may voluntarily terminate the Probiotic ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Probiotic ECC if we breach the Probiotic ECC and fail to cure the breach within 60 days or we do not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the Probiotic ECC.

Upon termination of the Probiotic ECC, we may continue to develop and commercialize any Company Product that, at the time of termination, satisfies at least one of the following criteria:

•	commercialized by us;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the field of the Probiotics Program.

Our obligation to pay 10% of net sales and the milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Company Products will survive termination of the Probiotic ECC.

In addition, in partial consideration for each party’s execution and delivery of the Probiotic ECC, on September 30, 2013 we entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, we paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the Probiotic ECC. The Technology Access Fee was paid to Intrexon by us through the (i) issuance of 1,348,000 (at $3.00 per share) shares of our common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which was payable, at our option, in cash or shares of our common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required us to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price was equal to the closing price per share of our common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, we issued 698,241 shares of our common stock to Intrexon in satisfaction of principal and interest due on the Convertible Note at a conversion price of $2.82 per share.

On September 30, 2013 we also sold to Intrexon 1,300,000 shares of our common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The proceeds from this sale are expected to be used for development of our key initiatives relating to the Probiotics Program, and general corporate purposes.

Under the SPIA and as part of the Probiotic ECC, we have also agreed to make certain payments to Intrexon upon our achievement of designated milestones. The milestone payments are each payable to Intrexon, at our election (subject to an election right of Intrexon if the milestone is achieved by a sublicensee), either in cash or in shares of our common stock (using the fair market value of the shares to calculate the number of shares to be issued to Intrexon in lieu of cash). The Commercialization Milestone Events and amounts payable are as follows:

•	$2,000,000 within thirty (30) days of the dosing of a patient by us or on behalf of us, or an Affiliate (as that term is defined in the Probiotic ECC) or our permitted sublicensee, in a phase II clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$5,000,000 within thirty (30) days of the first meeting of the primary endpoint by us or on our behalf, or an Affiliate or our permitted sublicensee, in a phase III clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$10,000,000 within thirty (30) days of the first to occur of (a) the First Commercial Sale (as that term is defined in the Probiotic ECC) of a Company Product, or (b) the approval of a New Drug Application (as that term is defined in the Probiotic ECC) for a Company Product by the FDA or equivalent regulatory action in a foreign jurisdiction.

None of the Probiotic ECC milestones had been achieved as of December 31, 2013.

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

MU1140 and Other Lantibiotics

MU1140 will likely compete directly with antibiotic drugs such as vancomycin and newer drugs, including Cubicin (daptomycin) and Zyvox (linezolid). Given the growing resistance of target pathogens to even new antibiotics, we believe that there is ample room in the marketplace for additional antibiotics. Many of our competitors are taking approaches to drug development differing from our approach, including using traditional screening of natural products; genomics to identify new targets, and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing, and distribution. Our lantibiotic development will depend on our success in developing MU1140 and/or analogs and to the point of commercialization or partnership and in the process securing and protecting our intellectual property.

Genetically Modified Probiotics

There are several companies pursuing the area of genetically modified bacteria for use in treating symptoms and disease. Prominent on this list is Actogenix located in Brussels, Belgium. Actogenix has several programs ongoing including oral mucositis and Irritable Bowel Disease (IBD). Several large pharma companies are also thought to be looking at this area as well. Although some companies may be ahead of Oragenics in terms of developing a commercial product, this is an area where we believe the unknowns for the regulatory processes makes being a fast follower and allowing others to blaze new regulatory trails for the area a prudent strategy.

Also, we are not aware of any companies targeting Behcet’s disease or Apthous Stomatitis as an indication in this area. Clinical symptoms are used to diagnose patients with Behcet’s disease, however no medications to treat Behcet’s disease are FDA approved and current therapies are off-label usages. Off-label use of antimicrobial agents, topical glucocorticoids (triamcinolone acetodine cream; topical sucralfate as mouthwash), colchicine, systemic anti-inflammatory agents (prednisone, pentoxifylline), immunosuppressive medications (azathioprine, TNF-a inhibitors, cyclosporine, INF-a, thalidomide) constitute the current competitive landscape for treatment of Behcet’s oral ulcers.

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

LPT3-04 Weight Loss Agent

The weight loss/management product category contains a host of companies selling solutions for boosting metabolism and thus increasing the body’s rate of burning fat, for affecting satiety, or for blocking the absorption of fats or carbohydrates from the digestive tract. Many of these competitors are large companies with considerable resources and significant experience in this market area.

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

Patents

We attempt to protect our technology and products through patents and patent applications. We have a portfolio of patents and patent applications covering certain of our product candidates and other technologies. As of December 31, 2013, we held approximately: two U.S. issued patents, four U.S. patent applications pending, two Patent Cooperation Treaty pending applications, forty two foreign issued patents, and eleven foreign patent applications pending. In addition, as of December 31, 2013, we have licenses for approximately six U.S. issued patents, zero U.S. patent applications pending, eleven foreign issued patents and zero foreign patent application pending. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the fee.

The following table sets forth information as of December 31, 2013 regarding each of our currently held or licensed United States patents:

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

We have exclusively licensed the intellectual property for our MU1140 antibiotic product candidate, and SMaRT Replacement Therapy from the UFRF. Our exclusive license agreements extend to the patent expiration dates. See “Our In-Licensed Technology Agreements.” We co-own the intellectual property for certain analogs of our MU1140 product candidate with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property.

The effect of the issued patents is that they provide us with patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States and certain other countries, market exclusivity that may be available under relevant law. The effect of patent expiration on products or product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

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

Trademarks

Our trademarks are of material importance to our business. We have developed many brand names and trademarks for our products. Accordingly, our future success may depend in part upon the goodwill associated with our brand names. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, IVIAT™ and CMAT™, LPT3-04™, and DPOLT™. We currently have pending with the U.S. PTO, applications for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives). We also hold U.S. trademark registrations for EVORAKIDS ®, EVORAPRO ®, EVORAPLUS ®, TEDDY’S PRIDE ®, STREPTOCOCCUS ORALIS KJ3®, STREPTOCOCCUS RATTUS JH145®, STREPTOCOCCUS UBERIS KJ2®, PROBIORA3® and ORAGENICS® (oral care probiotic preparations). We hold a European Community trademark registration for PROBIORA3®. Finally, we have applications pending and/or registered for key oral care probiotics brand marks in an additional 13 countries.

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

Research and Development Costs

We have spent $9,358,957 and $7,860,987 on research and development of our technologies during the years ended December 31, 2013 and 2012, respectively.

Employees

We have nine full-time employees and one part-time employee. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $16.1 million and $13.1 million for the years ended December 31, 2013, and 2012, respectively. As of December 31, 2013 our accumulated deficit was approximately $70.2 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and probiotics (“Probiotics Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140) and Probiotics Program using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $14.0 million in net proceeds from our private placement of common stock in September 2013 and our underwritten public offering in November 2013, we anticipate that our cash resources as of December 31, 2013 will be sufficient to fund our operations through March 2015. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize product candidates under our Lantibiotics Program and our Probiotics Program with Intrexon and for ProBiora3 sales and marketing efforts further progress with the development of our other product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time beyond twelve months, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We may be unable to find a method to produce MU1140 in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of our MU1140 product candidate.

Our antibiotic product candidate, MU1140, is produced by our strain of S. mutans. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its preclinical testing. In addition, we developed the DPOLT synthetic chemistry methodology to allow large-scale commercial production of, a synthetic version of MU1140, known as MU1140-S. However, this methodology may not be feasible for cost effective, large scale manufacture. In June of 2012 we entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. While preliminary results from these efforts have demonstrated progress in the increase in production of MU1140, we will need to contract with a third party manufacturer to produce additional quantities in order to be able to pursue further preclinical testing. If we are not able to utilize either of these methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved so there are additional risks that such efforts will not be successful. The Intrexon technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of MU1140 or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to produce MU1140 in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate and our financial condition and results of operations will be materially adversely affected.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $949,593, $1,194,878 and $1,229,510 for the years ended December 31, 2013, 2012 and 2011, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program and our Probiotics Program and their successful commercialization.

Our product candidates under our Lantibiotics Program and Probiotics Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the preclinical and clinical development of our antibiotic product candidates including MU1140 or any homologs thereof we may develop. We have performed extensive preclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon. We began preclinical activities on native MU1140 in the second half of 2013. Those activities include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our preclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the second half of 2015. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Pursuant to our exclusive channel collaborations with Intrexon under our Lantibiotics Program and Probiotics Program, we are responsible for future research and development expenses of product candidates developed under such collaborations, including those incurred by Intrexon for research on our behalf as provided in the ECC Agreements with Intrexon. As a result we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our ECCs are difficult to predict. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our Lantibiotics Program and Probiotics Program with Intrexon.

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

Under our ECCs with Intrexon we are responsible for, among other things, funding the further anticipated development of lantibiotics and probiotics toward the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 18 months, neither we nor Intrexon may terminate the ECC’s, except under limited circumstances. Intrexon may terminate such agreements if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the ECC’s and if the ECC’s are terminated it would prevent us from achieving our business objectives.

Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

Our MU1140 and other product candidates are in early stage development and will require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We recently determined to cease pursuit of our second Phase 1 clinical trial for SMaRT Replacement Therapy. There can be no assurance we will be able to establish a partner relationship or sublicense our Replacement Therapy technology for future development. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 and other antibiotic product candidates, we have performed extensive preclinical testing using native MU1140 and expect to continue to pursue the preclinical testing of our MU1140 and other antibiotic product candidates during the remainder of 2014. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 or other antibiotic product candidates or other product candidates. If our MU1140 product candidate or our other product candidates under the Lantibiotics Program and Probiotics Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

The UFRF may terminate our licenses to MU1140 and to SMaRT Replacement Therapy if we breach our obligations to timely pay these amounts, to submit development reports as required under the license agreements or commit any other breach of any other covenants contained in the license agreements and we fail to remedy such breach within 90 days after written notice of such breach by UFRF. There is no assurance that we will be able to comply with these conditions in a timely manner or at all. If our license agreements are terminated, we will be unable to commercialize these product candidates.

If we are able to commercialize any product candidates, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) May 1, 2013 (for the SMaRT Replacement Therapy license agreement) and April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

Until commercial sale of any products developed from these licensed product candidates takes place, we will not earn any revenues from these product candidates and will, therefore, need additional financing to fund our required maintenance payments and development expenses, such as through the commercialization and sale of our ProBiora3 products, the sale of our debt or equity securities, or otherwise. There can be no assurance that we will achieve sufficient sales of our ProBiora3 products or be able to raise the capital necessary to meet our obligations under our licenses. If we are unable to meet our obligations under these licenses, we may lose the licenses to these product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

We do not have the internal capability to manufacture our ProBiora3 products, SMaRT Replacement Therapy, MU1140, or any other product candidates under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop and commercialize our product candidates, apply for regulatory approvals for our product candidates, and continue to commercialize our ProBiora3 products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through preclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies with any MU1140 or any homolog thereof. It is possible that when these studies are conducted, they will show that our antibiotic candidates are ineffective or harmful in humans. If MU1140 or any homologs thereof are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. If we are unable to generate revenues from MU1140 or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

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

We have entered into a number of international distributor agreements for our ProBiora3 products. As a result, we expect to increase our revenues from international sales. A number of factors can slow or prevent international sales, or substantially increase the cost of international sales, and we may encounter certain risks of doing business internationally including the following:

•	reduced protection and enforcement for our intellectual property rights;

•	unexpected changes in, or impositions of, legislative or regulatory requirements that may limit our ability to sell our products and repatriate funds to the United States;

•	political and economic instability;

•	fluctuations in foreign currency exchange rates;

•	difficulties in developing and maintaining distributor relationships in foreign countries;

•	difficulties in negotiating acceptable contractual terms and enforcing contractual obligations;

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act;

•	potential trade restrictions and exchange controls;

•	creditworthiness of foreign distributors, customer uncertainty and difficulty in foreign accounts receivable collection;

•	the burden of complying with foreign laws; and

•	potential for fines for claimed violations of foreign laws and regulations.

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

The commercial success of our ProBiora3 products, our MU1140 antibiotic product candidate, and any of our other product candidates and technologies, will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

Risks Related to Our Common Stock

Our principal shareholders have the ability to affect all actions requiring shareholder approval and your interests as a shareholder may conflict with the interests of those persons.

As of February 26, 2014, the KFLP, together with members of the Koski family, beneficially owns approximately 35.6% of our outstanding shares of common stock and Intrexon, together with its CEO, beneficially owns approximately 27% of our outstanding shares of common stock. Additionally, Christine L. Koski and Robert C. Koski, serve on our Board of Directors. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider. The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. However with respect to Intrexon, the Stock Issuance Agreement we entered into with Intrexon on June 5, 2012, contains a standstill provision pursuant to which, among other things, Intrexon has agreed that until June 5, 2015, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. This standstill provision could also have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.

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

Since our initial public offering in June 2003 and through December 31, 2013 our stock price has fluctuated from $90.00 to $0.75 per share. The trading price of our common stock has been, and may be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 27,382,830 shares as of December 31, 2012 to 35,993,944 shares as of December 30, 2013.

In connection with the Lantibiotic ECC that we entered into on June 20, 2012, we will a be required to issue additional shares of our common stock of up to 4.5% of our then outstanding common stock to Intrexon upon meeting certain commercialization milestones.

In connection with the new Probiotic ECC we entered into on September 30, 2013, we will be required, at our option, to pay up to $17.0 million cash to Intrexon or issue up to $17.0 million of additional shares of our common stock to Intrexon upon meeting certain commercialization milestones. We also issued the Convertible Note in the amount of $1,956,000 which is payable, at our option, in cash or shares of our common stock. On December 18, 2013, we issued to Intrexon 698,241 shares of our common stock in connection with the conversion of the Convertible Note.

You may also incur additional dilution if performance awards are made pursuant to our long term incentive programs for executives and non-employee directors or holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. For example, during the year ended December 31, 2013 we issued an aggregate of 727,090 shares of our common stock to our executive officers and non-employee directors pursuant to performance awards under our long term incentive.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 27,382,830 shares as of December 31, 2012 to 35,993,944 as of December 31, 2013. In June of 2012 we issued to Intrexon 4,392,425 shares of our common stock which are subject to piggyback registration rights. On July 31, 2012, we issued 8,666,665 shares of Common Stock to investors and Warrants to purchase an additional 771,169 shares of Common Stock to the placement agent and pursuant to a Registration Rights Agreement we are required to register these shares and warrant shares for resale. On August 31, 2012, we filed a Registration Statement on Form S-1 to register the resale of these shares by the purchasers. The Registration Statement as amended was declared effective by the SEC on September 26, 2012. Accordingly, these shares may be resold in the open market.

As of December 31, 2013, there were 35,993,944 shares of our common stock outstanding, with another 2,747,094 shares of common stock issuable upon exercise of warrants to investors, 633,840 shares issuable upon exercise of options outstanding and an additional 1,738,698 shares available for option grants under our 2012 Equity Incentive Plan. The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on September 30, 2013 we issued 1,348,000 restricted shares of our common stock to Intrexon as part of the technology access fee for the Probiotic’s ECC and on the same date we also sold 1,300,000 restricted shares of our common stock to Intrexon in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

In November 2012 we entered into a new one year lease for executive offices located at 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634 which replaced our existing lease space located at the 3000 Bayport Drive location in Tampa. The new lease location has become our principal executive office and is also being used for sales and marketing and product distribution. The office space is approximately 4,168 square feet. In October 2013 we renewed this lease through February 2017. The 12-month lease costs for the year ended December 31, 2013 were $59,492 which includes insurance, taxes and utilities. Lease payments are capped during the term.

In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. This lease was renewed for a three-year period beginning December 2011 and expires November 2014. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The 12-month lease costs for the year ended December 31, 2013 were $119,064 which includes insurance, taxes and utilities. Lease payments are capped during the term which expires in November 2014. We expect the location in Alachua, Florida to continue to be used primarily as our research and laboratory space. There were $-0- and $11,094 in leasehold improvements in 2013 and 2012.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE MKT beginning April 10, 2013 under the ticker symbol “OGEN” (we had been quoted on the over-the counter (OTC) Bulletin Board under the ticker symbol “OGEN” between September 21, 2012 and April 9, 2013 and under the ticker symbol “ORNI” between December 22, 2008 and September 20, 2012). The following table sets forth the high and low bid quotations of our common stock reflected on the OTC Bulletin Board for each of the calendar quarters during the years ended December 31, 2012 and the first quarter of 2013, thereafter the information is based on NYSE MKT high and low sales prices. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on February 25, 2014 was $3.47 per share. As of February 13, 2014, there were approximately 61 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

Period	2013		2012
	High	Low	High	Low
First quarter	$4.12	$2.30	$2.25	$0.75
Second quarter	$3.99	$2.50	$3.20	$0.82
Third quarter	$3.49	$2.71	$3.10	$1.88
Fourth quarter	$3.32	$2.40	$2.64	$1.75

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

Stock Repurchases in the Fourth Quarter

The following table sets forth information with respect to purchases of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-October 31, 2013		$—	—	—
November 1-November 30, 2013	84,287	2.99	—	—
December 1-December 31, 2013	113,636	3.00	—	—

Total	197,923	$3.00	—	—

(1)	Represents purchases of shares in connection with satisfying tax withholding obligations on the vesting of restricted stock awards to employees.
(2)	The Company has no publicly announced share repurchase programs.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health in humans and pets. Oragenics also develops, markets and sells proprietary OTC probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora in more than 13 countries worldwide.

Our Antibiotics

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since 1927 when the first lantibiotic, Nisin, was discovered. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

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

The challenge presented by lantibiotics is that they have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Standard fermentation methods are used to make a variety of currently marketed antibiotics. When traditional fermentation methods are used to make lantibiotics the result is the production of only minute amounts of the lantibiotic.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, in June 2012, we entered into the Lantibiotic ECC with Intrexon for the development and commercialization of the native strain of MU1140 using Intrexon’s advanced transgene and cell engineering platforms. We expect to pursue our research and development efforts with Intrexon in accordance with the terms of the Lantibiotic ECC toward the development of the MU1140 molecule and potential derivatives of the molecule.

We commenced limited preclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon, in the second half of 2013. Further preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. If our preclinical work is successful, we would expect to engage in pre Investigational New Drug (“IND”) meetings with the FDA in the second half of 2014 and thereafter be in a position to file an IND application with the application with the FDA by the second half of 2015.

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of MU1140 and deliver a step in validating the lantibiotics platform targeting infectious diseases. Previously, the ability to manufacture MU1140 by fermentation was originally thought not to be commercially feasible due to low titers and difficulties in purification. In addition to the optimization of fermentation and purification strategies, we are working to leverage Intrexon’s genetic and cell engineering expertise to produce homologs of MU1140 toward the goal of establishing a pipeline of new lantibiotics. Research on the production capability of new lantibiotic analogs using genetically modified bacteria continues.

Manufacturing requirements and methods for producing MU1140, or a homolog, will primarily be dependent upon the end results of our efforts under the Lantibiotic ECC with Intrexon. We are working with a third party manufacturer to produce additional quantities of MU1140, or a designated homolog, based upon the developments achieved from our work with Intrexon. The additional quantities of MU1140, or a designated homolog, are needed for the consummation and pursuit of our preclinical testing activities, which we expect to commence in the first half of 2014.

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status (“GRAS”). We have historically sold our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics products, to better serve our customers, and we continue to evaluate new delivery systems, which we believe will enable us to deliver ProBiora3 to new markets and end-users.

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we commenced at the end of the quarter ended June 30, 2013. The plan focused our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entailed sales and marketing to dentists. Despite increased spending, the results for the year ended December 31, 2013 have not met expectations. Given the initial results, we have scaled back on our expenses for outside sales consultants. While it has been a challenge for us to achieve the most cost-effective marketing strategy to achieve future growth, further analysis and review of our probiotic business is being undertaken toward the goal of achieving improvement in this line of business.

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

In December of 2013, we completed a pilot clinical study at Salus Research Center utilizing a standardized oral care clinical study design. The study was designed to probe potential indications for multiple different Probiora3 dose forms and administration formats using a variety of standard clinical and analytical endpoints. Although positive trends were noted among some of the groups, there were no groups that demonstrated a clear statistically significant improvement against the existing once-a-day tablet format in this placebo controlled trial. We are continuing to reanalyze the data in order to fully understand the significance of these findings.

Our Therapeutic Probiotics

On September 30, 2013, we entered into the Probiotic ECC, a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease. Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases, are just getting underway. Our initial focus will be on developing novel probiotics, or genetically engineered bacterial strains designed to deliver and release therapeutics locally at disease sites to target pain management, reduce inflammation, and improve patient outcomes. We anticipate research to provide bacterial prototypes commencing the second half of 2014 and migrate to genetically modified probiotics that can produce cytokine therapeutics in mid-2015 toward the goal of proof of concept studies in animals.

Other Product Candidates and Technologies.

We also possess and have developed other product candidates and technologies that originated from the discoveries of our scientific team. These other product candidates and technologies include our SMaRT Replacement Therapy and our weight loss agent, LPT3-04 for our other product candidates and technologies, we do not expect to devote financial resources toward continued research and development.

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our current focus is on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

Our Weight Loss Agent-LPT3-04. LPT3-04 is a natural occurring dietary substance with an excellent safety and tolerance profile that is believed to support weight loss in overweight men and women. LPT3-04 is normally consumed in the human diet in small amounts, in the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, resulted in dose-dependent weight loss in experimental animal models. In December 2013 we entered into an exclusive licensing agreement for our LPT3-04 weight-loss product candidate with LPThera LLC for further development of this technology.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2013, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the years ended December 31, 2013 and 2012, our net revenues were $1,032,233 and $1,331,764, respectively.

As of December 31, 2013, we had an accumulated deficit of $70,155,116 and we have yet to achieve profitability. We incurred net losses of $16,068,754 and $13,090,446 for the years ended December 31, 2013 and 2012, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $949,593 and $1,194,878 for the years ended December 31, 2013 and 2012, respectively. Future increased in net revenue for our ProBiora3 products will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products. Our marketing efforts for our ProBiora3 products have had limited success to date as revenues have not significantly increased from period to period. We continue to consider options for marketing our ProBiora3 Products that can be cost-effective as we seek to manage the use of our cash resources relative to research and development for our other product candidates.

We expect that our future revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments from any license or strategic partnerships we may enter into in the future.

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

Our research and development expenses were $9,358,957 and $7,860,987 for the years ended December 31, 2013 and 2012, respectively. Included in research and development expense for 2013 is the non-cash expense of $6,000,000 associated with an up-front issuance of 1,348,000 shares of our common stock to Intrexon and the issuance of a note payable to Intrexon for $1,956,000 in connection with the establishment of the Probiotic ECC with Intrexon. Included in research and development expense for 2012 is the non-cash expense of $5,798,001 associated with an up-front issuance of 4,392,425 shares of our common stock to Intrexon in connection with the establishment of the Lantibiotic ECC with Intrexon.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and preclinical product development programs for our MU1140 product candidate and with respect to our probiotic projects. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA, which is not expected before 2015.

Our plan is to budget and manage expenditures in research and development related to all non-probiotic projects such that they are made in a cost-effective manner yet still advance the research and development efforts. With the addition of the Probiotic ECC we expect our research and development expenses to increase. While we have some control under our Lantibiotic ECC and Probiotic ECC as to the planning and timing of the research and development and therefor the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. We expect overall research and development expenses to continue to increase. Our non-probiotic projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

We anticipate that our general and administrative expenses may continue to increase for, among others, the following reasons:

•	the sales and marketing of our ProBiora3 products;

•	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;

•	the efforts we undertake from, time to time, to raise additional capital; and

•	the increased payroll, and stock based compensation, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

Our Probiora3 marketing plans to date have attempted to strike a balance between the expenses of marketing and the achievement of improved sales. Striking this balance toward the goal of improving sales has been a challenge as we endeavor to achieve improved sales with an amount of marketing expenditures that are acceptable to us given our limited available cash resources and our need for the use of such resources on the development of our other product candidates. We expect to continue to consider our efforts to market ProBiora3 and evaluate such efforts and the amount of expense to be incurred relative to the expected improvement in sales and the goal of achieving improved sales.

Other Income (Expense)

Other income (expense) includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

As of December 31, 2013 and 2012, we have net operating loss carryforwards of approximately $64,151,000 and $48,822,000, respectively, to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $361,000 and $881,000 as of December 31, 2013 and 2012, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2033 and 2023, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards up to such point in time were limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. There are certain critical estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and

•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

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

We record allowances for discounts and product returns at the time of sales as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. Product returns are limited to specific mass retail customers for expiration of shelf life or unsold product over a period of time. We maintain a return policy that allows our customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or our product returns changes, the reserve will be adjusted. While we believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. We could experience different circumstances in the future with respect to our ProBiora3 products and these differences could be material.

The Company has granted guaranteed rights of return at various times to certain customers. At this time there are two dental distributers with guaranteed rights of return. The dental distributors have a six month period in which to return purchases of our product. Orders are processed and shipped on these accounts however the Company defers recognition of revenue until the customer provides notification to the Company that the product has sold to the end consumer. Once notification has been received and verified, the Company will record revenue in that accounting period.

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

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2013 and 2012 was $31,462 and $253,067, respectively.

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

Stock-Based Compensation

Generally Accepted Accounting Principles requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

New Accounting Pronouncements

No new accounting pronouncements issued or effective during 2013 have had or are expected to have had an impact on the Company’s financial statements.

Results of Operations:

	Years Ended		Three Months Ended
	December 31		December 31
	2013	2012	2013	2012
Revenue, net	$1,032,233	$1,331,764	$434,784	$430,582
Cost of sales	343,354	878,461	79,364	403,935
Operating expenses:
Research and development	9,358,957	7,860,987	1,069,343	730,207
Selling, general and administrative	7,540,152	5,024,616	2,359,450	1,284,594

Total operating expenses	16,899,109	12,885,603	3,428,793	2,014,801

Loss from operations	(16,210,230)	(12,432,300)	(3,073,373)	(1,988,154)

Other income (expense):
Interest income	23,546	15,164	8,448	7,971
Interest expense	(17,538)	(655,557)	(14,199)	(946)
Local business tax	(9,035)	(17,753)	(211)	(7,697)
Other income	144,503	—	—	—

Total other income (expense), net	141,476	(658,146)	(5,962)	(672)

Loss before income taxes	(16,068,754)	(13,090,446)	(3,079,335)	(1,988,826)

Income tax benefit	—	—	—	—

Net Loss	$(16,068,754)	$(13,090,446)	$(3,079,335)	$(1,988,826)

For the Three Months Ended December 31, 2013 and 2012

Net Revenues. We generated net revenues of $434,784 for the three months ended December 31, 2013 compared to $430,582 in the same period in 2012; an increase of $4,202. The increase was attributable to an increase in grant revenues of $33,593 offset by a decrease in ProBiora3 revenues of $29,391.

Cost of Goods Sold. Cost of goods sold was $79,364 for the three months ended December 31, 2013 compared to $403,935 in the same period in 2012; a decrease of $324,571. The decrease was attributable to approximately $208,000 in the scrap expenses related to inventory reserves taken in 2012. Cost of goods sold in 2013 includes the production and manufacturing costs of our ProBiora3 products sold of $80,002, shipping and processing expenses of $5,554, and scrap expense of $(6,192).Cost of goods sold in 2012 includes the production and manufacturing costs of our ProBiora3 products sold of $181,334, shipping and processing expenses of $20,553, and scrap expense of $202,048. Scrap expenses represent product rework charges, inventory adjustments, inventory reserves of $(6,192) and $202,048 during 2013 and 2012, respectively, associated with expected inventory replacement costs, and damaged inventory.

Research and Development. Research and development expenses were $1,069,343 for the three months ended December 31, 2013 compared to $730,207 in the same period in 2012; an increase of $339,136, or 46.4%. This increase was primarily attributed to increased stock based compensation costs of $202,631 which is primarily related to awards under the 2012 Equity Incentive Plan allocated to research and development, increased consulting costs of $102,800, and increased clinical trial costs of $83,104, offset by decreases in patent costs of $32,844, and license maintenance payments of $25,000.

Selling, General and Administrative. Selling, general and administrative expenses were $2,359,450 for the three months ended December 31, 2013 compared to $1,284,594 in the same period in 2012; an increase of $1,074,856, or 83.7%. This increase was due to increases in stock based compensation costs of $1,399,432 which is primarily related to the achievement of performance goals and the resulting awards under the 2012 Equity Incentive Plan being made, partially offset by decreases in advertising and promotion costs of $72,317, and consulting cost of $248,232.

Other Income (Expense). Other income (expense) was $(5,962) for the three months ended December 31, 2013 compared to $(672) in the same period in 2012; a change of $5,290. The change was primarily attributable to an increase in interest expense of $13,253 in 2013 as compared to 2012 related primarily to the financing of a portion of the Probiotic ECC Technology Access Fee which was partially offset by a decrease in local business tax of $7,486.

For the Years Ended December 31, 2013 and 2012

Net Revenues. We generated net revenues of $1,032,233 for the year ended December 31, 2013 compared to $1,331,764 for the year ended December 31, 2012; a decrease of $299,531. The decrease in net revenues was primarily attributable to decreases in ProBiora3 product sales of $245,285 and grant revenues of $54,246.

Cost of Goods Sold. Cost of goods sold was $343,354 for the year ended December 31, 2013 compared to $878,461 for the year ended December 31, 2012; a decrease of $535,107. This decrease was primarily attributable to a decrease in scrap of $263,914 in 2013 as compared to 2012. Cost of goods sold in 2013 also includes the production and manufacturing costs of our ProBiora3 products sold of $249,821, shipping and warehouse processing expenses of $58,830, and scrap expense of $34,703. Cost of goods sold in 2012 also includes the production and manufacturing costs of our ProBiora3 products sold of $495,812, shipping and warehouse processing expenses of $84,032, and scrap expense of $298,617. Scrap expenses represent product rework charges, inventory adjustments, and inventory reserves of $34,703 and $298,617 in 2013 and 2012, respectively, associated with expected inventory replacement costs, and damaged inventory.

Research and Development. Research and development expenses were $9,358,957 for the year ended December 31, 2013 compared to $7,860,987 for the year ended December 31, 2012; an increase of $1,497,970, or 19.1% This increase was primarily attributable to increased consulting costs of $1,265,393 and increased stock based compensation costs of $244,481 allocated to research and development which is primarily related to awards under our 2012 Equity Incentive Plan.

Selling, General and Administrative. Selling, general and administrative expenses were $7,540,152 for the year ended December 31, 2013 compared to $5,024,616 for the year ended December 31, 2012; an increase of $2,515,536, or 50.1%. This increase was primarily attributed to increased stock based compensation costs of $1,925,023 which is primarily related to awards under the 2012 Equity Incentive Plan being made and increases in advertising costs of $789,066 related to our probiotic products. These increases were partially off-set by decreased consulting costs of $215,221.

Other Income (Expense). Other income (expense) was $141,476 for the year ended December 31, 2013 compared to $(658,146) for the year ended December 31, 2012; a change of $799,622. The change was primarily attributable to an decrease in interest expense of $638,019 due to the conversion of the note payable to shareholder with warrants to common stock and the write off of the remaining discount to interest expense and an increase in other income of $144,503 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended
	December 31,
	2013	2012
Net cash used in operating activities	$(6,764,533)	$(5,211,857)
Net cash used in investing activities	(18,809)	(11,095)
Net cash provided by financing activities	13,133,885	14,977,180

Net increase in cash and cash equivalents	$6,350,543	$9,754,228

Our operating activities used cash of $6,764,533 and $5,211,857 for the years ended December 31, 2013 and 2012, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $15,811,722 and $9,147,155 as of December 31, 2013 and 2012, respectively.

Our investing activities used cash of $18,809 and $11,095 for the years ended December 31, 2013 and 2012, respectively.

Our financing activities provided cash of $13,133,885 and $14,977,180 for the years ended December 31, 2013 and 2012, respectively. The cash provided by financing activities in the year December 31, 2013 was primarily due to the sale of 1,300,000 shares of the Company’s common stock to Intrexon and the sale of 4,400,000 shares of the Company’s common stock in an underwritten public offering. The cash provided by financing activities in the year December 31, 2012 was primarily due to the borrowings under a convertible secured note payable from a shareholder and borrowings under an unsecured note payable from the same shareholder, and proceeds from issuance of common stock.

The KFLP Credit Facility

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

The Termination of Credit Facility for Equity

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

The New KFLP Loan Agreement

On March 23, 2012, we also entered into a new loan agreement (the “Loan Agreement”) with the KFLP. It provided us with up to $2.5 million in secured funding in two advances of $1,250,000 each with the first advance occurring on March 23, 2012 and the second advance able to be made within 30 days thereafter, subject to the continued accuracy of representations and warranties made by us and that no material adverse events have occurred in connection with the our business. Borrowings under the Loan Agreement matured in three years with interest at the rate of 5.0% and are secured by select assets of us relating to or connected with the ProBiora3, SMaRT Replacement Therapy, MU1140 and LPT3-04 technologies. The amount borrowed under the Loan Agreement was subject to automatic conversion upon a subsequent qualified equity financing by the Company of $5,000,000 (excluding any converted debt amount). Pursuant to the Loan Agreement we also issued a warrant to the KFLP to acquire 599,520 shares of our common stock. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance. The fair value of the warrant using the Black Scholes Model is $599,520. The first funding has a fair value of $1,250,000. Using the relative fair value method, the first funding has an initial value of $766,441 and the warrant had an initial value of $483,559. The value of the warrant was credited to Additional Paid-in Capital. This discount of $483,559 was being charged to interest expense over the life of the Loan Agreement until the loan was terminated as disclosed below.

The July 2012 Private Placement

On July 30, 2012, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which we: (i) sold to the Purchasers an aggregate of 8,666,665 shares of our Common Stock at a price per share of $1.50 (the “Common Shares”) for aggregate gross proceeds of approximately $13,000,000 (the “Offering”). The net proceeds from this Offering, of approximately $12,046,000, are to be used to accelerate development of several of our key initiatives including the Lantibiotic ECC with Intrexon and sales and marketing of our probiotic product lines and general corporate purposes.

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

Conversion of KFLP Loan Agreement to Equity

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

The September 2013 Private Placement and Convertible Note Payable to Shareholder

On September 30, 2013, we entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, we sold to Intrexon 1,300,000 shares of our common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The proceeds from this sale of common stock are expected to be used for the development of our key initiatives relating to the Probiotic ECC, and general corporate purposes.

Pursuant to the SPIA, we also paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the Probiotics ECC. The Technology Access Fee was paid to Intrexon by us through the (i) issuance of 1,348,000 (at $3.00 per share) shares of our common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which was payable, at our option, in cash or shares of our common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required us to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price was equal to the closing price per share of our common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, we issued 698,241 shares of our common stock to Intrexon in satisfaction of principal and interest due on the Convertible Note at a conversion price of $2.82 per share.

The November 2013 Underwritten Public Offering

On November 20, 2013, we completed an underwritten public offering of 4,400,000 shares of our common stock at a public offering price of $2.50 per share. The net proceeds to us, after underwriting discounts and commissions and estimated offering expenses, were $9,904,996.

Other Financings

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

Grants

On June 10, 2010, we were awarded the matching $500,000 grant from the NSF to support an SBIR Phase II grant previously awarded in 2008 for further development of our DPOLT platform. On each of June 17, 2010, February 25, 2011, September 29, 2011, and March 29, 2012, we received $125,000 related to this NSF awarded SBIR II Phase II grant for the company’s DPOLT platform. Proceeds from the grant financing were allocated to further the development of our DPOLT platform, subject to the goals set forth by the NSF SBIR Phase II grant received by us. As of December 31, 2013, we have fully utilized the grant proceeds and we are no longer pursuing further research and development on our DPOLT platform.

Future Capital Requirements

Our capital requirements for 2014 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan through March 2015. We expect to continue to seek additional funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will likely require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new Probiotic ECC. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with sales of our ProBiora3 products as well as research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cash flow generated from our ProBiora3 product sales;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Intrexon Corporation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for our ProBiora3 products and, if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our ECC agreements and licensing arrangements and the payment obligations we may have;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tax Loss Carryforwards

As of December 31, 2013 and 2012, we have net operating loss carryforwards of approximately $64,151,000 and $48,822,000, respectively, to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $361,000 and $881,000 as of December 31, 2013 and 2012, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2033 and 2023, respectively. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 Private Placement transaction with the KFLP. As a result, our historical loss carryforwards through June 2009 will be limited to $417,000 per year over the next 20 years, or limited to an aggregate amount of up to $3,440,000 of such historical loss carryforwards over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after the June 2009 Private Placement transaction are expected to add to our loss carryforwards and to be fully available to us.

At December 31, 2013 and 2012, we recorded a 100% valuation allowance against our deferred tax assets of approximately $24,875,000 and $19,195,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During 2011, we disclosed and identified several material weaknesses in our internal controls over financial reporting. Since that time we remediated all but one of the identified material weaknesses. The remaining material weakness relates to a lack of adequate segregation of duties due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Annual Report on December 31, 2013 Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

While segregation of duties remains a challenge for us, management has taken steps to reduce this risk by continuing to limit access to the accounting systems wherever possible. This control weakness is expected to remain until such time as we expand and hire more accounting and finance staff. With the exception of segregation of duties management believes that, existing controls were effective and operating properly as designed. During 2013, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Equity Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2013 with respect to the 2012 Equity Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders: (1)
2012 Equity Incentive Plan	633,840	$4.88	1,738,698
Equity compensation plans not approved by stockholders: (2)
None	—	$—	—

Total:	633,840	$4.88	1,738,698

(1)

Of the number of securities remaining available for future issuance as of December 31, 2013, 1,607,372 and 999,473 shares would be issuable under our Executive LTPB Program and Non-Employee Director LTIP Program, respectively, in connection with a change of control. In addition, as a result of amendments to each of these compensation programs in February 2013 to add additional percentage based performance awards, upon a change of control an aggregate of 4,167,344 shares would be required to be issued to participants by the Company under the 2012 Equity Incentive Plan (assuming all performance-based awards vest except for the share appreciation goals and based upon the current level of the Company’s outstanding shares of common stock) to participants under the Executive LTPB Program and the Non-Employee Director LTIP Program. Accordingly, the shares the Company would be obligated to issue under such program upon a change of control prior to the Amended Termination Date of the programs would currently exceed the shares remaining available under the 2012 Equity Incentive Plan. In addition, the actual number of shares to be issued under the programs are subject to change (i.e. increase) as the Company issues more shares of its common stock because the share awards are based upon a percentage of the then outstanding shares. In the event there are insufficient shares available under the 2012 Equity Incentive Plan to issue the share awards triggered under the programs upon a change of control, the individual award agreements provide that the Company may proportionately reduce the number of shares that an award participant may be entitled to receive such that the limits of the 2012 Equity Incentive Plan are not exceeded.
(2)	The Company does not have any equity compensation plans that have not been approved by security holders. The Company does have warrants to acquire 2,747,094 shares of common stock outstanding at a weighted average exercise price of $3.49 per share.

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

Dated: February 28, 2014

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

Signature	Title	Date

/s/ John N. Bonfiglio John N. Bonfiglio	Director, Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/s/ Michael Sullivan Michael Sullivan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2014

/s/ Christine L. Koski Christine L. Koski	Director	February 28, 2014

/s/ Robert C. Koski	Director	February 28, 2014
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	February 28, 2014
Frederick W. Telling

/s/ Charles L. Pope	Director	February 28, 2014
Charles L. Pope

/s/ Alan W. Dunton	Director	February 28, 2014
Alan W. Dunton

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Oragenics, Inc.

We have audited the accompanying balance sheets of Oragenics, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

February 26, 2014

/s/ Mayer Hoffman McCann P.C.

Certified Public Accountants

Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,276,510	$9,925,967
Restricted cash	—	61,763
Accounts receivables, net	64,434	69,795
Inventory, net	288,383	124,178
Prepaid expenses and other current assets	175,242	221,838

Total current assets	16,804,569	10,403,541
Property and equipment, net	26,913	84,591

Total assets	$16,831,482	$10,488,132

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$909,957	$1,157,520
Short-term notes payable	64,051	47,977
Deferred revenue	18,839	50,989

Total current liabilities	992,847	1,256,486

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 35,993,944 and 27,382,830 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	35,994	27,383
Additional paid-in capital	85,957,757	63,290,625
Accumulated deficit	(70,155,116)	(54,086,362)

Total shareholders’ equity	15,838,635	9,231,646

Total liabilities and shareholders’ equity	$16,831,482	$10,488,132

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenue, net	$1,032,233	$1,331,764

Cost of sales	343,354	878,461

Gross profit	688,879	453,303

Operating expenses:
Research and development	9,358,957	7,860,987
Selling, general and administrative	7,540,152	5,024,616

Total operating expenses	16,899,109	12,885,603

Loss from operations	(16,210,230)	(12,432,300)

Other income (expense):
Interest income	23,546	15,164
Interest expense	(17,538)	(655,557)
Local business tax	(9,035)	(17,753)
Other income	144,503	—

Total other income (expense), net	141,476	(658,146)

Loss before income taxes	(16,068,754)	(13,090,446)

Income tax benefit	—	—

Net loss	$(16,068,754)	$(13,090,446)

Basic and diluted net loss per share	$(0.56)	$(0.74)

Shares used to compute basic and diluted net loss per share	28,779,229	17,735,757

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2011	5,894,176	$5,894	$32,810,704	$(40,995,916)	$(8,179,318)

Issuance of common stock, net of expenses	21,036,832	21,037	27,484,327	—	27,505,364

Issuance of warrants	—	—	1,939,728	—	1,939,728

Compensation expense relating to option issuances	—	—	229,502	—	229,502

Compensation expense relating to restricted stock	—	—	158,433	—	158,433

Compensation expense relating to restricted stock, net of tax payments	456,822	457	667,926	—	668,383

Forfeiture of restricted common stock	(5,000)	(5)	5	—	—

Net loss	—	—	—	(13,090,446)	(13,090,446)

Balances at December 31, 2012	27,382,830	$27,383	$63,290,625	$(54,086,362)	$9,231,646

Issuance of common stock and warrants, net of expenses	7,884,024	7,884	19,849,952	—	19,857,836

Compensation expense relating to option issuances	—	—	191,202	—	191,202

Compensation expense relating to restricted stock, net of tax payments	727,090	727	2,625,978	—	2,626,705

Net loss	—	—	—	(16,068,754)	(16,068,754)

Balances at December 31, 2013	35,993,944	$35,994	$85,957,757	$(70,155,116)	$15,838,635

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(16,068,754)	$(13,090,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock and convertible note payable to shareholder	6,000,000	—
Non-cash services paid in common stock		5,798,001
Accretion of discount on notes payable to shareholder	—	483,559
Depreciation and amortization	76,487	75,190
Stock-based compensation expense	3,449,650	1,280,642
Changes in operating assets and liabilities:
Accounts receivable, net	5,361	22,849
Inventory, net	(164,205)	351,414
Prepaid expenses and other current assets	203,601	26,407
Accounts payable and accrued expenses	(234,523)	(57,500)
Deferred revenue	(32,150)	(101,973)

Net cash used in operating activities	(6,764,533)	(5,211,857)

Cash flows from investing activities:
Purchase of property and equipment	(18,809)	(11,095)

Net cash used in investing activities	(18,809)	(11,095)

Cash flows from financing activities:
Exercise of common stock options	39,800	—
Borrowings under note payable to shareholder	—	750,000
Borrowings under convertible secured note payable to shareholder	—	2,500,000
Payments on short-term notes payable	(140,931)	(140,029)
Payment of income taxes associated with stock based compensation	(631,743)	(224,324)
Net proceeds from issuance of common stock	13,804,996	11,888,336
Restricted cash released	61,763	203,197

Net cash provided by financing activities	13,133,885	14,977,180

Net increase (decrease) in cash and cash equivalents	6,350,543	9,754,228

Cash and cash equivalents at beginning of period	9,925,967	171,739

Cash and cash equivalents at end of period	$16,276,510	$9,925,967

Supplemental disclosure of cash flow information:
Interest paid	$3,108	$3,881

Non-cash investing and financing activities:
Conversion of convertible note payable and accrued interest to common shares	$1,969,040	$—

Borrowings under short term notes payable for prepaid expense	$157,005	$134,914

Par value of common stock issued for cashless exercise of warrants	$106	$—

Conversion of convertible note payable and accrued interest to common shares and warrants	$—	$11,275,196

Discount on note payable to shareholder for warrants issued	$—	$483,559

Par value of forfeited stock	$—	$5

Fair market value of the 771,169 warrants issued to Placement Agent as a reduction in paid in capital from issuance of common stock	$—	$1,850,806

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2013 and 2012

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

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $1,032,233, incurred a net loss of $16,068,754 and used cash of $6,764,533 in its operating activities during the year ended December 31, 2013. As of December 31, 2013, the Company had an accumulated deficit of $(70,155,116) and cash flows from operations were negative throughout 2013.

During 2012, a significant source of debt and equity funding was provided by the Company’s largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2013 and 2012 the Company raised $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2013 will be sufficient to meet the business objectives as presently structured through March 2015.

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

December 31, 2013 and 2012

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

No new accounting pronouncements issued or effective during 2013 have had or are expected to have had an impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are stock based compensation, valuation of warrants, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributor customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $18,839 and $27,812 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents are deposited in a financial institution and consist of demand deposits and overnight repurchase agreements and at times deposits are in excess of federally insured limits.

Restricted Cash

As of December 31, 2013 and 2012, the Company had $-0- and $61,763, respectively, of cash remaining that was restricted pursuant to the Common Stock Purchase Agreement dated December 30, 2009. The Company reserved and allocated $1,000,000 of the proceeds from the December 2009 Private Placement to the expenses incurred to further development of the Company’s DPOLT synthetic chemistry platform.

Accounts Receivable

Accounts receivable are recorded at their net realizable value and consist of trade receivables from the sale of product to customers. We analyze accounts receivable on a monthly basis and determine the collectability based on the facts and circumstances relating to each customer. The Company estimates their allowance for doubtful accounts based on sales trend and specific review of the creditworthiness of each customer. As of December 31, 2013 and 2012, the Company had recorded an allowance for doubtful accounts of approximately $128,000 and $129,000, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2013 and 2012 was approximately $31,500 and $253,000, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2013 and 2012.

Advertising Expenses

The Company’s policy is to expense advertising and marketing costs as incurred. For the years ended December 31, 2013 and 2012, advertising and marketing expense was $895,078 and $49,133, respectively.

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; costs incurred in connection with our ECC agreements with Intrexon, expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals. We expense research and development costs as incurred.

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

Concentrations

The Company is dependent on four key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products during the years ended December 31, 2013 and 2012, respectively. The majority of the Company’s cost of sales are from these key suppliers. As of December 31, 2013 and 2012, our accounts payable and accrued expenses for these vendors totaled $146,284 and $99,000, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2013, the uninsured portion of this balance was $16,026,510. As of December 31, 2012, the uninsured portion of this balance was $9,737,730.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

3. Inventory, net

Inventory, net consists of the following as of December 31, 2013 and 2012:

	2013	2012
Finished goods	$191,509	$329,709
Rights of Return Agreements	7,790	10,802
Raw Materials	120,547	36,734

Total inventory	319,846	377,245
Less: inventory reserve	(31,463)	(253,067)

Inventory, net	$288,383	$124,178

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2013 and 2012:

	2013	2012
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	769,157	757,882
Leasehold improvements	487,871	487,871
Office and computer equipment	278,779	271,245

	1,556,549	1,537,740
Accumulated depreciation and amortization	(1,529,636)	(1,453,149)

Property and equipment, net	$26,913	$84,591

Depreciation and amortization expense for the years ending December 31, 2013 and 2012 was $76,487 and $75,190, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

5. Related Party Transactions

At December 31, 2013 and 2012 deferred payments totaling $25,500 and $25,500, respectively, were owed to former directors in connection with their service on our Board and are included in the accompanying balance sheets in accounts payable and accrued expenses.

As of December 31, 2013, Intrexon Corporation owned approximately 25% of our outstanding common stock. During the year ended December 31, 2013 and 2012, we paid $1,463,019 and $245,519, respectively to Intrexon Corporation (“Intrexon”) under the Exclusive Channel Collaboration Agreement to develop and commercialize lantibiotics (the “Lantibiotic ECC”) and we paid $0 and $0, respectively to Intrexon under the Exclusive Channel Collaboration Agreement to develop and commercialize genetically modified probiotics (the “Probiotic ECC”).

The Company’s Chairman, Dr. Frederick Telling, participated in the Company’s July 30, 2012 private placement (see Note 8) and acquired 98,111 shares of our common stock. The participation of Dr. Telling was approved by the disinterested directors.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012
Accounts payable trade	$249,234	$440,376
Intrexon Collaboration Agreement	323,538	269,994
Legal fees	154,205	163,987
Vacation	85,299	54,047
Deferred compensation	25,500	25,500
Consulting fees	18,000	7,750
Sales return allowance	33,342	185,618
Other	20,839	10,248

Total accounts payable and accrued expenses	$909,957	$1,157,520

7. Short Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2013 and 2012:

	2013	2012
Product liability insurance financing of $50,037 and $50,037, due in monthly installments of $5,155 and $5,146 including principal and interest at 6.57% and 6.17% through January 10, 2014 and January 10, 2013, respectively.	$5,127	$5,120

Directors’ and officers’ liability insurance financing of $106,994 and $84,876, due in monthly installments of $9,954 and $8,674 including principal and interest at 4.64% and 4.75% through June 24, 2014 and May 24, 2013.	58,924	42,857

Total short-term notes payable	$64,051	$47,977

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

8. Shareholders’ Equity

Common Stock

Restricted Stock Issuance — Retired Founder

In October 2011, the Company issued 120,000 restricted shares of common stock to its former Chief Scientific Officer and founder, Dr. Jeffrey Hillman in connection with his retirement from full time services to the Company effective October 31, 2011. The restricted shares are subject to performance conditions as well as time based vesting. The performance based vesting relates to the completion of certain work-in-process concerning Company intellectual property and the time vesting is equal over a three year period with restricted shares being subject to earlier vesting upon a change of control. The Company recorded compensation expense of $169,773 for the year ended December 31, 2012 and $-0- for the year ended December 31, 2013 for these restricted shares which represented the total grant date fair value of the restricted shares. At December 31, 2013, 40,000 shares of restricted common stock are non-vested.

Unsecured Debt Conversion Issuance-KFLP

On March 23, 2012, pursuant to the terms of the Debt Exchange Agreement, the Company issued 6,285,619 shares of common stock to the KFLP.

Exclusive Channel Collaboration Agreement with Intrexon –Lantibiotics–Share Issuance

On June 5, 2012, in conjunction with the Company’s execution and delivery of the Lantibiotic ECC with Intrexon, the Company also entered into a Stock Issuance Agreement with Intrexon which included certain registration rights. Pursuant to that Stock Issuance Agreement, Intrexon was issued 4,392,425 shares of the Company’s common stock, which was deemed consideration for the execution and delivery of the Lantibiotic ECC. This resulted in the Company recording a non-cash expense of $5,798,001 during the quarter ended June 30, 2012.

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

Under the terms of the Stock Issuance Agreement, the Company agreed to issue to Intrexon additional shares of its common stock based upon the achievement of certain milestones. See Note 13 — Commitments and Contingencies.

Exclusive Chanel Collaboration Agreement with Intrexon-Probiotics–Share Issuance

On September 30, 2013, in conjunction with the Company’s execution and delivery of the Probiotic ECC with Intrexon, the Company also entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, the Company (i) sold to Intrexon 1,300,000 shares of the Company’s common stock at a price per share of $3.00 for gross proceeds of $3,900,000, and (ii) paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the Probiotic ECC. The Technology Access Fee was paid to Intrexon by the Company through the (i) issuance of 1,348,000 (at $3.00 per share) shares of the Company’s common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which is payable, at the Company’s option, in cash or shares of Company common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required the Company to obtain shareholder approval prior to any exercise by the Company of its right to convert the Convertible Note into common stock. The conversion price was equal to the closing price per share of the Company’s common stock on the last trading day immediately prior to the date of conversion. The payment of this Technology Access Fee resulted in the Company recording a non-cash expense of $6,000,000 during the quarter ended September 30, 2013. The Company obtained the requisite shareholder approval to have the additional shares of its common stock listed and, on December 18, 2013, the Company issued to Intrexon 698,241 shares of Company common stock in connection with the conversion of the Convertible Note and accrued interest based upon a conversion price of $2.82 per share. The Company intends to use the proceeds from the private placement sale of common stock to Intrexon towards development of the Company’s key initiatives relating to the Probiotic ECC, and general corporate purposes. Under the terms of the SPIA and Probiotic ECC, the Company agreed to issue to Intrexon additional shares of its common stock based upon the achievement of certain milestones. See Note 13 — Commitments and Contingencies.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

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

2012 Incentive Plan Issuances

On March 11, 2011, our Board of Directors and Compensation Committee awarded 10,000 shares of restricted common stock to each of, our former chief financial officer and to Mr. Robert Koski, our director at a grant date fair value of $3.60 per share. The restricted stock awards were pursuant to the Company’s Stock Incentive Plan. Half of the awarded shares vest in six (6) months and the other half on the anniversary date of the award. As a result of his resignation, of our former chief financial officer, he forfeited 5,000 shares of the previously granted restricted stock. The Company recorded a net reversal of previously recorded compensation expense of $11,340 for the year ended December 31, 2012.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

On August 6, 2012, both the Board of Directors and the Compensation Committee of the Board of Directors of the Company met and determined that one of the performance goals established in the Company’s Long Term Incentive Programs as part of executive compensation and non-employee director compensation programs (“LTIPs”) had been achieved. The performance goal met was the goal related to the Company successfully raising $10,000,000 of new capital. The aggregate shares awarded under the LTIPs of 465,816, consisted of a total of 215,405 shares to non-employee directors and 250,411 shares to executive officers. Of the aggregate 465,816 shares awarded under the LTIPs, 66,233 shares were retained by the Company for applicable tax withholding obligations.

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

On October 18, 2013, both the Board of Directors and the Compensation Committee of the Board of Directors of the Company met and determined that one of the performance goals established in the Company’s LTIP, as amended, (See Note 9) had been achieved. The performance goal met was the goal related to the broadening of the Intrexon relationship to include a new area outside of lantibiotics. The aggregate shares awarded under the LTIPs of 422,359, consisted of a total of 165,925 shares to non-employee directors and 256,434 shares to executive officers. Of the aggregate 422,359 shares awarded under the LTIPs, 84,287 shares were retained by the Company for applicable tax withholding obligations.

On November 27, 2013, both the Board of Directors and the Compensation Committee of the Board of Directors of the Company met and determined that one of the performance goals established in the Company’s LTIPs had been achieved. The performance goal met was the goal related to the Capital raise by the Company of $12,000,000 or more in a single year. The aggregate shares awarded under the LTIPs of 502,654, consisted of a total of 191,985 shares to non-employee directors and 310,669 shares to executive officers. Of the aggregate 502,654 shares awarded under the LTIPs, 113,636 shares were retained by the Company for applicable tax withholding obligations.

Compensation expense related to restricted stock awards is a non-cash expense and is included in selling, general and administrative expenses in the accompanying statement of operations. At December 31, 2013, no shares of restricted common stock awarded pursuant to the Company’s LTIPs’ are non-vested.

The November 2013 Underwritten Public Offering

On November 20, 2013, the Company completed an underwritten public offering of 4,400,000 shares of common stock at a public offering price of $2.50 per share resulting in gross proceeds of $11,000,000. The net proceeds from this public offering after deducting underwriting discounts and direct offering expenses were $9,904,996 and are expected to be used for our ongoing clinical development of lantibiotics, probiotics sales and marketing and for general corporate purposes, including research and development activities for our other product candidates and any future product candidates that we may develop or acquire, as well as for general and administrative costs. In addition, we may use a portion of the net proceeds for licensing or acquiring intellectual property to incorporate into our products and product candidates or our research and development programs. We may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products; however, we have no current commitments or obligations to do so.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2013 are presented below:

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

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

On May 30, 2013, warrants to acquire 127,888 and 161,000 shares of the Company’s common stock at prices of $26.00 and $15.00 per share, respectively expired.

As of December 31, 2013 there are 2,747,094 warrants and 633,840 stock options outstanding. If all warrants and stock options were exercised, the total number of outstanding common shares would be approximately 39,374,878 as of December 31, 2013.

On January 13, 2014, 210,000 previously issued warrants were exercised resulting in the net issuance of 135,000 shares of our common stock.

9. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) on September 17, 2002. The Stock Incentive Plan was amended to increase the available shares in May 2004, May 2006, April 2008, October 2009, and on August 29, 2011. On October 23, 2012, the Stock Incentive plan was amended and restated as our 2012 Equity Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan, as amended and restated has authorized 4,000,000 shares for issuance. To date, 1,627,462 shares have been issued under the 2012 Incentive Plan. As a result of such issuances as of December 31, 2013 there is currently an aggregate of 2,772,538 shares available for issuance under the 2012 Incentive Plan, of which 633,840 shares are covered by outstanding option awards and 1,738,698 shares are available for future awards under the 2012 Incentive Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options generally vest over a period of two to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2013 and 2012, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

Recipients of stock awards under our 2012 Incentive Plan become the owner of record of the stock immediately upon grant, which may be subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock or in connection with our LTIP awards which vest immediately, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired and reduce the shares available for issuance under the Company’s 2012 Incentive Plan. The number of shares withheld to cover tax payments was 197,923 in fiscal 2013 and 92,494 in fiscal 2012; tax payments made were $631,743 and $224,324, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

•	Expected dividend yield — based on the Company’s historical dividend yield.

•	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

•	Risk-free interest rate — based on the US Treasury yield curve in effect at the time of grant.

•	Expected life of options — based on the Company’s historical life of options exercised, giving consideration to the contractual

•	terms of the grants, vesting schedules and expectations of future employee behavior.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2013 and 2012:

	2013	2012
Expected dividend yield	0%	0%
Weighted-average expected volatility	159% - 166%	161%
Weighted-average risk-free interest rate	1.86% - 2.80%	1.96%
Expected life of options	10 years	2-10 years

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Total compensation cost related to stock options was $191,202 and $229,502 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $180,844 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 6.1 years.

The following table represents stock option activity as of and for the two years ended December 31, 2013:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2011	725,173	$1.50 -17.00	$4.85
Forfeited	(164,750)	1.50 -14.00	3.42
Granted	100,000	1.20	1.20
Exercised	—	—	—

Outstanding at December 31, 2012	660,423	$1.20 -17.00	$4.70
Forfeited	(56,050)	1.20 - 5.40	2.19
Granted	61,000	2.75 - 3.55	3.13
Exercised	(31,533)	1.20 - 1.50	1.26

Outstanding at December 31, 2013	633,840	$1.20 -17.00	$4.88

Exercisable at December 31, 2013	497,157	$1.20 -17.00	$5.47

The total grant date fair value of options vested during the years ended December 31, 2013 and 2012 was approximately $166,512 and $547,562, respectively.

Long-Term Performance-Based Incentive Program-Executives

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Long-Term Performance-Based Incentive Program- Non-Employee Directors

Simultaneously with the approval of the Executive LTIP Program, the Compensation Committee also approved a change in the Company’s director compensation program to add a similar long-term performance based incentive compensation component for the non-employee directors (the “Non-Employee Director LTIP Program”). These changes were considered by the Compensation Committee to be in the best interest of the Company and necessary to attract and retain highly qualified directors to serve on the Company’s board. The full board also ratified and approved the changes to the director compensation program. The Non-Employee Director LTIP Program is comparable in all respects to the Executive LTIP Program for the designated executive officers and employee participants, including the performance goals.

Retention Awards.

Upon the initial adoption of the Executive LTIP Program and similar component to the Non-Employee Director LTIP Program included immediate retention awards to be made to the designated participants and non-employee directors, which were payable in shares of common stock of the Company, as a retention award (the “Retention Awards”). The Company issued an aggregate of 93,600 shares as Retention Awards in 2011 under the Stock Incentive Plan.

Amendments to Long-Term Incentive Programs

On February 11, 2013 the Compensation Committee of our Board of Directors as well as our Board of Directors approved an amendment to both the Executive LTIP Program and Non-Employee Director LTIP Program administered under the Company’s 2012 Incentive Plan. The amendments consist of (i) an extension of the termination date in the individual award agreements from December 31, 2013 to December 31, 2014; and (ii) the addition of four new performance goals. The specific additional performance goals added for the participating executive officers and non-employee directors were as follows: (i) successful filing and acceptance by the FDA of an IND on first lantibiotic candidate; (ii) first dose of a lantibiotic administered to a patient under a Company sponsored clinical study; (iii) capital raise by the Company of $12,000,000 or more in a single year; and (iv) broaden Intrexon relationship to include new area outside of lantibiotics as evidenced by a Board approved amended or new collaboration agreement that includes a new therapeutic area.

10. Licenses And Exclusive Channel Collaboration Agreements

The Company has the following material licenses and Exclusive Channel Collaboration (“ECC”) agreements:

The University of Florida Research Foundation, Inc. (“UFRF”) Licenses.

MU1140 – The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S. patent numbers 6,964,760; 7,067,125; 6,391,285; 6,475,771 and the following foreign patents based on the technology in the ‘469 patent: Australian patent number 7488871, Canadian patent number 2295986, European patent number 1019084 validated in France, Germany, Ireland, Italy, Spain, Sweden and United Kingdom. The Company’s license is for the period of the patents, which expire from 2017 through 2019, subject to the performance of terms and conditions contained therein. The Company has ongoing obligations and commitments with respect to the MU1140 License. The Company has agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products. See Note 13 — Commitments and Contingencies. In the periods entered December 31, 2013 and 2012 the Company paid $41,953 and $58,645 respectively to UFRF in connection with the MU1140 license.

SMaRT Replacement Therapy - The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein. The Company issued 29,997 shares of common stock to UFRF as partial consideration in 1998 for the SMaRT Replacement Therapy License. The Company has ongoing obligations and commitments with respect to the MU1140 License. The Company has agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products. The Company has ongoing obligations and commitments with respect to the SMaRT Replacement Therapy License. See Note 13 — Commitments and Contingencies. In the periods entered December 31, 2013 and 2012 the Company paid $49,575 and $50,290 respectively to UFRF in connection with the SMaRT Replacement Therapy license.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

The Texas A&M License.

The Company entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) in December 2011 for access to new homologs of the lantibiotic MU1140 and other lantibiotics with improved pharmacological properties and structural features. The Company has ongoing obligations and commitments with respect to the MU1140 License. In the periods ended December 31, 2013 and 2012 the Company paid Texas A&M $-0- and $-0- respectively, in connection with the Texas A&M license. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” The Company has agreed to indemnify and hold the Texas A&M harmless from any damages caused as a result of alleged infringement of a third party’s intellectual property rights or as a result the production, manufacture, sale, use, lease, consumption or advertisement of the product. See Note 13 — Commitments and Contingencies.

The Probiotic ECC

On September 30, 2013, the Company entered into the Probiotic ECC with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “Probiotics Program”). The Probiotic ECC grants the Company an exclusive worldwide license to utilize Intrexon’s Technology for the Probiotics Program, to develop and commercialize genetically modified probiotic products for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent. The Probiotic ECC establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Probiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Company has agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) the Company’s negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Probiotic ECC), (iii) the Company’s breach of a material representation, warranty or covenant in the Probiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Company Product. The Company has ongoing obligations and commitments with respect to the Probiotic ECC. See Note 13 — Commitments and Contingencies.

The Lantibiotic ECC

On June 5, 2012, the Company entered into the Lantibiotic ECC with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC grants the Company an exclusive worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent. The Lantibiotic ECC establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Company has agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Lantibiotic ECC), (iii) our breach of a material representation, warranty or covenant in the Lantibiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product. The Company has ongoing obligations and commitments with respect to the Lantibiotic ECC. See Note 13 — Commitments and Contingencies.

11. Retirement Plan

In January 2004, the Company established a defined contribution Simple Individual Retirement Arrangement (IRA) plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2013 and 2012 were $27,747 and $27,908, respectively.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

12. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current	$—	$—
Deferred	(5,679,857)	(4,879,978)
Valuation Allowance	5,679,857	4,879,978

Total provision for income taxes	$—	$—

At December 31, 2013 and 2012, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforward	$24,339,362	$18,570,820
Bad debt reserve	48,263	48,725
Inventory reserve	11,840	95,229
Sales return allowance	12,546	69,848
Accrued vacation	32,098	20,338
Deferrals of compensation to Directors & Officers	9,596	9,596
Deferred grant revenue	—	8,729
Uniform capitalization (UNICAP)	(130)	6,481
Non-qualified stock compensation	513,106	457,058
Restricted stock	42,590	42,590
Accrued Interest	(134,222)	(134,222)

Total deferred tax assets, net	24,875,049	19,195,192
Less valuation allowance	(24,875,049)	(19,195,192)

Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2013 and 2012:

	2013	2012
Income tax benefit computed at statutory federal rate of 34%	$(5,463,376)	$(4,450,752)
State income tax benefits, net of federal expense/benefit	(583,296)	(475,183)
Change in valuation allowance	5,679,857	4,879,978
Non-deductible expenses	248,178	54,879
Other	118,637	(8,922)

Total	$—	$—

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

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Accordingly, a valuation allowance of $24,875,049 and $19,195,192 has been provided in the accompanying financial statements as of December 31, 2013 and 2012, respectively. The 2013 net change in valuation allowance related to deferred tax assets was an increase of $5,679,857 primarily relating to net operating loss carryforwards. The 2012 net change in valuation allowance related to deferred tax assets was an increase of $4,879,978 primarily relating to net operating loss carryforwards.

At December 31, 2013, the Company has federal and state tax net operating loss carryforwards of approximately $64,151,000. The federal and state tax loss carryforward will expire through 2033, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $1,242,000. The federal tax credit carryforward will expire through 2023, unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company’s net operating losses and credit carryforwards are limited due to a cumulative change in ownership of more than 50% that occurred in 2009. As a result of the 50% change in ownership, the annual amount of pre-change net operating losses that may be used in periods subsequent to the change in ownership is approximately $417,000. The impact of this limitation is factored into management’s valuation allowance placed against the Company’s deferred tax assets.

For the years ended December 31, 2013 and 2012, the Company incurred $361,143 and $329,676, respectively, of additional unrecognized tax benefits that resulted in a decrease to the deferred tax asset valuation allowance, related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2011	$550,962
Additions based on tax positions related to the current year	329,676
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2012	$880,638
Additions based on tax positions related to the current year	361,143
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2013	$1,241,781

Included in the balance at December 31, 2013 and 2012, are $1,241,781 and $880,638, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2013 and 2012 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

13. Commitments and Contingencies

Leases

The Company’s Alachua facility is being leased from a real estate developer for a term of three years and was renewed in December 2011. Lease payments are capped during the term with the exception of taxes and insurance exceeding 3%. This operating lease agreement required the Company to pay a deposit of $9,360 and provides for monthly lease payments of $9,922, inclusive of utilities, insurance, sales taxes and real estate taxes. Rent expense under this lease was $119,064 for the year ended December 31, 2013. On October 1, 2009 the Company leased office space for Corporate, Sales and Marketing personnel located in Tampa, FL. The lease is for approximately 3,150 square feet. The lease period for the office space is forty months in the amount of $5,276 per month inclusive of insurance, taxes and utilities. The lease expired on November 30, 2012. Rent expense under this lease was $58,036 for the year ended December 31, 2012.

In October 2013, the Company renewed the leased office space for corporate, sales, and marketing personnel located in Tampa, FL. The lease is for approximately 4,168 square feet. The lease period for the office space is for thirty-nine months in the amounts ranging from $6,426 per month to $6,818 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2017. Rent expense under this lease was $59,492 for the year ended December 31, 2013.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Future annual minimum payments under all non-cancelable operating leases are as follows as of December 31, 2013:

Year ended December 31:
2014	$195,510
2015	95,433
2016	90,012
2017	8,507

Total	$389,462

The University of Florida Research Foundation Licenses

UFRF-MU1140 and Replacement Therapy Licenses. In the Company’s UFRF amended license agreements for SMaRT Replacement Therapy and MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the UFRF licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreements, the Company is obligated to pay to the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) May 1, 2013 (for the SMaRT Replacement Therapy license agreement) and April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

The terms of the UFRF amended license agreements expire upon the earlier of (i) the date that no patents covered by the amended license agreements remain enforceable or (ii) the payment of earned royalties under the amended license agreements, once begun, ceases for more than three calendar quarters. The Company may voluntarily terminate the license agreement upon 90 days written notice to UFRF. UFRF may terminate the amended license agreements if the Company breaches its obligations to timely pay any amounts due under the amended license agreements, to submit development reports as required under the amended license agreements or commit any other breach of any other covenants contained in the amended license agreements and the Company fails to remedy such breach within 90 days after written notice of such breach by UFRF.

After the effective date of termination of the SMaRT Replacement Therapy amended license agreement, the Company may sell all licensed products and complete licensed products in the process of manufacture at the time of such termination and sell the same, provided the Company makes the royalty payments described above and submit the reports required under the SMaRT Replacement Therapy amended license agreement.

Texas A&M License Agreement

Under the terms of the Texas A&M license agreement, the Company made an initial payment of five thousand dollars ($5,000) to Texas A&M. The Company must also pay to Texas A&M a royalty of five percent (5%) of net sales of products that include the licensed technology, subject to royalty stacking provisions with a two percent (2%) minimum royalty. Additionally, in order to maintain the exclusive license, commencing in 2014 and each year thereafter prior to the calendar year of the first sale of products using the licensed technology, the Company must pay Texas A&M $15,000 as minimum consideration for the continuation of the license agreement. Once the Company commences the sale of products that include the technology the Company licenses from Texas A&M the Company must pay a minimum annual amount of $100,000 to Texas A&M and every year thereafter through the expiration of the Agreement. However, once sales begin, any royalty payments the Company makes on net sales will be credited against the $100,000 required maintenance payment.

The Company must also pay all patent costs and expenses for the preparation, filing, prosecution, issuance and maintenance of the patent rights. Sales by sublicensees are subject to the royalty rate above, and the Company is responsible for certain payments to Texas A&M for any other consideration received that is not in the form of a royalty.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of December 31, 2013.

The term of the Texas A&M license agreement expires upon (i) the expiration of the applicable patent rights covered by the license agreement, (ii) the failure of any patent filed pursuant to the license agreement to issue, or (iii) the final and unappealable determination by a court that the patent rights are invalid. The Company may voluntarily terminate the license agreement upon 90 days written notice to Texas A&M. Texas A&M can terminate the license agreement if the Company materially breaches the license agreement and does not cure such breach within 60 days of receiving notice of such breach from Texas A&M.

The Lantibiotic ECC

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2013.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

Intrexon may terminate the Lantibiotic ECC if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the Lantibiotic ECC. We may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to Intrexon.

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

The Company’s obligation to pay 25% of gross profits or revenue and milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

The Probiotic ECC

Under the Probiotic ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of probiotics toward the goal of commercialization, conducting preclinical and clinical development of candidate probiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

Under the SPIA and as part of the Probiotic ECC, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones. The milestone payments are each payable to Intrexon, at the Company’s election (subject to an election right of Intrexon if the milestone is achieved by a sublicensee), either in cash or in shares of Company common stock (using the fair market value of the shares to calculate the number of shares to be issued to Intrexon in lieu of cash). The Commercialization Milestone Events and amounts payable are as follows:

•	$2,000,000 within thirty (30) days of the dosing of a patient by or on behalf of the Company, or an Affiliate (as that term is defined in the Probiotic ECC) or permitted sublicensee of the Company, in a phase II clinical trial, whether such occurs in the United States of America under the jurisdiction of the United States Food and Drug Administration (“FDA”) or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$5,000,000 within thirty (30) days of the first meeting of the primary endpoint by or on behalf of the Company, or an Affiliate or permitted sublicensee of the Company, in a phase III clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$10,000,000 within thirty (30) days of the first to occur of (a) the First Commercial Sale (as that term is defined in the Probiotic ECC) of a Company Product, or (b) the approval of a New Drug Application (as that term is defined in the Probiotic ECC) for a Company Product by the FDA or equivalent regulatory action in a foreign jurisdiction.

None of the Probiotic ECC milestones had been achieved as of December 31, 2013.

Oragenics, Inc.

Notes to Financial Statements (continued)

December 31, 2013 and 2012

The Company may voluntarily terminate the Probiotic ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Probiotic ECC if the Company breaches the Probiotic ECC and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the Probiotic ECC. Upon termination of the Probiotic ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination, satisfies at least one of the following criteria:

•	commercialized by the Company;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the field of the Probiotics Program.

The Company’s obligation to pay 10% of net sales and the milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Company Products will survive termination of the Probiotic ECC.

14. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2013
	First	Second	Third	Fourth
Revenue	$176,407	$167,668	$253,374	$434,784
Total operating expenses	1,848,582	2,156,279	9,465,455	3,428,793
Net loss	(1,589,960)	(2,074,035)	(9,325,424)	(3,079,335)
Loss per share:
Basic and Diluted	$(0.06)	$(0.08)	$(0.34)	$(0.09)

	2012
	First	Second	Third	Fourth
Revenue	$380,527	$256,407	$264,248	$430,582
Total operating expenses	1,661,192	7,012,848	2,196,762	2,014,801
Net loss	1,616,908	(6,928,771)	(2,555,941)	(1,988,826)
Loss per share:
Basic and Diluted	$(0.25)	$(0.52)	$(0.11)	$(0.07)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	09/01/11

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	S-1/A	333-169031	4.0	10/05/10

10.1	Exclusive License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Fifth Amendment to Replacement Therapy License Agreement dated April 19, 2013	8-K	001-32188	10.2	4/23/13

10.7	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.8	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.9	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.10	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.11	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.12	Fifth Amendment to the Antimicrobial Polypeptide License Agreement dated April 19, 2013	8-K	001-32188	10.1	4/23/13

10.13	License Agreement by and between Oragenics Inc. and Texas A&M University System dated December 20, 2011	10-K	001-32188	10.28	4/16/12

10.14	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.*	8-K	001-32188	10.1	6/11/12

10.15	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012	8-K	001-32188	10.2	6/11/12

10.16	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of September 30, 2013.*	8-K	001-32188	10.1	10/01/13

10.17	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of September 30, 2013.	8-K	001-32188	10.2	10/01/13

10.18	First Amendment to the Stock Purchase and Issuance Agreement dated September 30, 2013.	8-K	001-32188	10.3	10/01/13

10.19	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615)	10-K	001-32188	10.20	4/16/12

10.20	Stock Purchase Agreement by and between the Company and Purchasers dated July 30, 2012	8-K	001-32188	10.1	8/2/12

10.21	Stock Purchase Agreement by and between the Company and Purchasers dated July 30, 2012	8-K	001-32188	10.1	8/2/12

10.22	2012 Equity Incentive Plan	8-K	001-32188	4.1	10/25/12

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.23	Form of Employee Long Term Incentive Program Agreement	8-K	001-32188	10.1	11/17/11

10.24	Form of Amendment to Employee Long Term Incentive Program Agreement	8-K	001-32188	10.1	2/15/13

10.25	Form of Director Long Term Incentive Program Agreement	8-K	001-32188	10.2	11/17/11

10.26	Form of Amendment to Director Long Term Incentive Program Agreement	8-K	001-32188	10.2	2/15/13

10.27	Executive Employment Agreement between the Company and John N. Bonfiglio dated May 25, 2011	8-K	001-32188	10.1	5/26/11

10.28	Executive Employment Agreement between the Company and Michael Sullivan dated January 28, 2012	8-K	001-32188	10.1	2/2/12

10.29	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010	10-Q	001-32188	10.16	11/14/11

10.30	Form of Placement Agent Warrant	8-K	001-32188	10-3	8/2/12

10.31	Form of Employee Stock Option Agreement	10-K	001-32188	10.26	3/26/13

10.32	Form of Consultant Stock Option Agreement	10-K	001-32188	10.27	3/26/13

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.