Form 10-Q
period 2014-03-31
ORAGENICS INC
filed 2014-05-09
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

813-286-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 9, 2014, there were 36,128,944 shares of Common Stock, $.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,638,954	$16,276,510
Accounts receivable, net	42,884	64,434
Inventory, net	265,883	288,383
Prepaid expenses and other current assets	154,362	175,242

Total current assets	15,102,083	16,804,569
Property and equipment, net	39,315	26,913

Total assets	$15,141,398	$16,831,482

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$807,376	$909,957
Short-term notes payable	80,326	64,051
Deferred revenue	50,400	18,839

Total current liabilities	938,102	992,847
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 36,128,944 and 35,993,944 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	36,129	35,994
Additional paid-in capital	85,963,167	85,957,757
Accumulated deficit	(71,796,000)	(70,155,116)

Total shareholders’ equity	14,203,296	15,838,635

Total liabilities and shareholders’ equity	$15,141,398	$16,831,482

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue, net	$214,660	$176,407
Cost of sales	79,760	63,949

Gross profit	134,900	112,458
Operating expenses:
Research and development	1,016,464	745,395
Selling, general and administrative	767,394	1,103,187

Total operating expenses	1,783,858	1,848,582

Loss from operations	(1,648,958)	(1,736,124)
Other income (expense):
Interest income	10,839	6,410
Interest expense	(571)	(949)
Local business tax	(2,194)	(3,800)
Other income	—	144,503

Total other income (expense), net	8,074	146,164

Loss before income taxes	(1,640,884)	(1,589,960)

Income tax benefit	—	—

Net loss	(1,640,884)	$(1,589,960)

Basic and diluted net loss per share	$(0.05)	$(0.06)

Shares used to compute basic and diluted net loss per share	36,109,444	27,452,483

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,640,884)	$(1,589,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,487	20,972
Stock-based compensation expense	5,545	7,615
Changes in operating assets and liabilities:
Accounts receivable, net	21,550	14,365
Inventory, net	22,500	6,912
Prepaid expenses and other current assets	71,574	61,376
Accounts payable and accrued expenses	(102,581)	(75,306)
Deferred revenue	31,561	(26,875)

Net cash used in operating activities	(1,584,248)	(1,580,901)
Cash flows from investing activities:
Purchase of property and equipment	(18,889)	—

Net cash used in investing activities	(18,889)	—
Cash flows from financing activities:
Payments on short-term notes payable	(34,419)	(30,733)
Restricted cash released	—	35,992

Net cash (used in) provided by financing activities	(34,419)	5,259

Net decrease in cash and cash equivalents	(1,637,556)	(1,575,642)
Cash and cash equivalents at beginning of period	16,276,510	9,925,967

Cash and cash equivalents at end of period	$14,638,954	$8,350,325

Supplemental disclosure of cash flow information:
Interest paid	$599	$982

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$50,694	$50,037

Par value of common stock issued for cashless exercise of warrants	$135	$106

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996; however, operating activity did not commence until 1999. The Company is focused on the discovery, development and commercialization of a variety of technologies associated with oral health, broad spectrum antibiotics, and other general health benefits.

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2014 and December 31, 2013 (audited) and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $214,660, incurred a net loss of $1,640,884, and used cash of $1,584,248 in its operating activities during the three months ended March 31, 2014. As of March 31, 2014, the Company had an accumulated deficit of $71,796,000.

During 2012, a significant source of debt and equity funding was provided by the Company’s largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2013 and 2012 the Company raised $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2014 will be sufficient to meet the business objectives as presently structured through March 2015.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013. In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during this quarter. The adoption of this new guidance did not have a material impact on our financial statements or related disclosures.

Other than disclosed, there are no new accounting pronouncements issued or effective during the first quarter of 2014 that have had or are expected to have an impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributor customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $50,400 and $18,839 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of March 31, 2014 and December 31, 2013, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at March 31, 2014 and December 31, 2013 was approximately $34,700 and $31,500, respectively.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment or the fair value of the service provided, whichever is more readily determinable. The expense resulting from stock-based payments is recorded in research and development expense or selling, general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

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

Concentrations

The Company is dependent on four key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPlus Kids, EvoraPro, and Teddy’s Pride products during the three months ended March 31, 2014 and 2013. The majority of the Company’s cost of sales are from these key suppliers. As of March 31, 2014 and December 31, 2013, our accounts payable and accrued expenses for these vendors totaled $-0- and $146,284, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2014, the uninsured portion of this balance was $14,388,954. As of December 31, 2013, the uninsured portion of this balance was $16,026,510.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Research and development	$10,037	$(27,097)
Selling, general and administrative	(4,492)	34,712

Total Stock-based compensation	$5,545	$7,615

The Company did not grant stock options during the three months ended March 31, 2014. The Company granted 10,000 stock options, with a weighted-average grant date fair value of $3.52 per share, during the three months ended March 31, 2013. During the three months ended March 31, 2014, 10,000 stock options previously granted have vested and 37,142 stock options were forfeited and -0- included in outstanding stock options were exercised.

5. Warrants

A summary of warrant activity for the year ended December 31, 2013 and the three months ended March 31, 2014 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2012	3,235,982	$3.53
Granted	—	—
Exercised	(200,000)	1.50
Expired	(288,888)	19.87

Balance – December 31, 2013	2,747,094	1.91
Granted	—	—
Exercised	(210,000)	1.50
Expired	—	—

Balance – March 31, 2014	2,537,094	$1.94

On January 13, 2014, we issued 135,000 shares to Adrian Stecyk pursuant to his partial cashless exercise of 210,000 warrant shares relating to the warrants we issued to Griffin Securities, Inc. and its designees in connection with its service as placement agent in our July 2012 Private Financing.

The warrants outstanding as of March 31, 2014 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	361,169	7/31/17
$2.00	2,170,925	3/23/15
$10.00	5,000	4/15/14

	2,537,094

6. Short-term Notes Payable

As of March 31, 2014 and December 31, 2013, the Company had $80,326 and $64,051, respectively, in short-term notes payable for the financing of various insurance policies. On March 8, 2013, the Company entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2014. On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014. On March 10, 2014, the Company entered into a short-term note payable for $50,694 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2015.

7. Commitments and Contingencies

The University of Florida Research Foundation Licenses

UFRF-MU1140 and Replacement Therapy Licenses. In the Company’s UFRF amended license agreements for SMaRT Replacement Therapy and MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the UFRF licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreements, the Company is obligated to pay to the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) May 1, 2013 (for the SMaRT Replacement Therapy license agreement) and April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. No commercial sales have occurred and as such no commercialization fess have been paid. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of March 31, 2014.

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

The Lantibiotic Exclusive Channel Collaboration (“ECC”)

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

Base Shares is defined in the Stock Issuance Agreement to mean (i) the number of shares of Company common stock together with any securities or instruments convertible or exercisable for shares of common stock issued and outstanding at the time of the applicable milestone event, (ii) minus any shares issuable upon conversion of Capital Inducement Securities. Capital Inducement Securities is defined in the Stock Issuance Agreement to mean warrants or other convertible securities of the Company issued to investors in connection with a debt or equity investment in the Company that are issued in addition to the primary investment securities and in an amount not to exceed 10% of the overall number of shares issued in the investment (on an as-converted to common stock basis)

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2014.

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

None of the Probiotic ECC milestones had been achieved as of March 31, 2014.

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

8. Related Party Transactions

During the three months ended March 31, 2014 and 2013, we paid $540,025 and $425,463, respectively, to Intrexon Corporation (Intrexon) under the Exclusive Channel Collaboration Agreements (ECC Agreements) (See Note 7). Included in accounts payable and accrued expenses of March 31, 2014 and 2013 was $316,353 and $223,851, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of March 31, 2014 and 2013 Intrexon owned approximately 24% and 16%, respectively, of our outstanding common stock.

9. Subsequent Event

In April 2014, the Chief Executive Officer and sole owner of LPThera LLC, Al Fosmoe became an employee of Oragenics. Mr. Fosmoe was previously a consultant to the Company.

In December 2013, we entered into an exclusive licensing agreement for our LPT3-04 weight-loss product candidate with LPThera LLC for further development of this technology.

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

We commenced limited preclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon, in the second half of 2013. Further preclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. Our exclusive collaboration generated a substantial number of homologs of MU1140, and we are focused on screening these homologs to find several candidates with either enhanced therapeutic profiles or different specificities against resistant bacteria. If our preclinical work is successful, we would expect to engage in pre Investigational New Drug (“IND”) meetings with the FDA in the second half of 2014 and thereafter be in a position to file an IND application with the FDA by the second half of 2015.

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of MU1140 and deliver a step in validating the lantibiotics platform targeting infectious diseases. Previously, the ability to manufacture MU1140 by fermentation was originally thought not to be commercially feasible due to low titers and difficulties in purification. In addition to the optimization of fermentation and purification strategies, we are working to leverage Intrexon’s genetic and cell engineering expertise to produce homologs of MU1140 toward the goal of establishing a pipeline of new lantibiotics. Research on the production capability of new lantibiotic homologs using genetically modified bacteria continues.

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

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we commenced at the end of the quarter ended June 30, 2013. The plan focused our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entailed sales and marketing to dentists. Despite increased spending, the results for the three months ended March 31, 2014 and the year ended December 31, 2013 have not met expectations. Given the initial results, we have scaled back on our expenses for outside sales consultants. While it has been a challenge for us to achieve the most cost-effective marketing strategy to achieve future growth, further analysis and review of our probiotic business is being undertaken toward the goal of achieving improvement in this line of business.

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

We will also consider strategic opportunities as they may arise in the future with respect to our existing products and technologies and as to potential new areas that may be complementary to our current efforts and plans.

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

Our Weight Loss Agent-LPT3-04. In December 2013 we entered into an exclusive licensing agreement for our LPT3-04 weight-loss product candidate with LPThera LLC for further development of this technology. LPT3-04 is a natural occurring dietary substance with an excellent safety and tolerance profile that is believed to support weight loss in overweight men and women. LPT3-04 is normally consumed in the human diet in small amounts, in the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, resulted in dose-dependent weight loss in experimental animal models. In April of 2014, the Chief Executive Officer of LPThera became an employee of Oragenics.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2013, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $214,660 and $176,407 for the three months ended March 31, 2014 and 2013, respectively, and our net revenues were $1,032,233 and $1,331,764, for the years ended December 31, 2013 and 2012, respectively.

As of March 31, 2014, we had an accumulated deficit of $71,796,000 and we have yet to achieve profitability. We incurred net losses of $1,640,884 and $1,589,960 for the three months ended March 31, 2014 and 2013, respectively, and $16,068,754 and $13,090,446 for the years ended December 31, 2013 and 2012, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $949,593 and $1,194,878 for the years ended December 31, 2013 and 2012, respectively, and $214,660 for the three months ended March 31, 2014. Because of our efforts to increase the distribution of our ProBiora3 products, we continue to expect net revenues to increase in the future. However, our ability to achieve an increase in ProBiora3 product revenues will depend on a number of factors, including primarily the success of marketing efforts related to our ProBiora3 products.

We expect that our revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments from any license or strategic partnerships we may enter into in the future.

Cost of Sales

Our cost of sales includes the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, inventory replacement reserves, and damaged inventory. Because our ProBiora3 products contain live organisms they have a limited shelf life. As such, we attempt to manage the amount of production we request of our manufacturers and the amount of inventory we maintain. We expect our cost of goods sold would increase as we are successfully able to expand our distribution and sales efforts for our ProBiora3 products.

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

Our research and development expenses can be divided into (i) clinical research, and (ii) preclinical research and development activities. Clinical research costs can consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Preclinical research and development costs can consist of our research activities, preclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreements with Intrexon. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $1,016,464 and $745,395 for the three months ended March 31, 2014 and 2013, respectively.

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

Income Taxes

As of December 31, 2013, we have net operating loss carryforwards of approximately $64,151,000 to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $1,242,000 as of December 31, 2013 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2033 and 2023, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction in June 2009 with the Koski Family Limited Partnership, constituted such an event and our historical loss carryforwards up to such point in time were limited. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net Revenues. We generated net revenues of $214,660 for the three months ended March 31, 2014 compared to $176,407 for the three months ended March 31, 2013 an increase of $38,253. Our ProBiora3 revenues increased from March 31, 2013 due primarily to an increase in advertising in prior periods which was offset by a decline in grant revenues.

Cost of Sales. Cost of sales was $79,760 for the three months ended March 31, 2014 compared to $63,949 for the three months ended March 31, 2013, an increase of $15,811. This increase was due primarily to an increase in revenues during the period and an increase in scrap expense.

Research and Development. Research and development expenses were $1,016,464 for the three months ended March 31, 2014 compared to $745,395 for the three months ended March 31, 2013, an increase of $271,069 or 36.4%. This increase was primarily due to increases in salary costs, bonus costs, stock-based compensation costs, and costs associated continued development of or lantibiotic candidate of $12,500, $25,625, $37,134 and $692,323, respectively which were partially offset by decreases in consulting costs, clinical trial costs, patent costs, and royalty costs of $373,592, $88,246, $26,641 and $20,714, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $767,394 for the three months ended March 31, 2014 compared to $1,103,187 for the three months ended March 31, 2013, a decrease of $335,793 or 30.4%. This decrease was primarily due to decreases in stock-based compensation costs, consulting advertising and marketing costs, conference and tradeshow costs, and travel and entertainment costs of $39,204, $126,205, $143,376, $31,027 and $38,227, respectively which were partially offset by an increase in bonus costs of $48,125.

Other Income (Expense). Other income (expense), net was $8,074 for the three months ended March 31, 2014 compared to $146,164 for the three months ended March 31, 2013, resulting in a net change of $138,090. The net change was primarily attributable to a decrease in other income of $144,655 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party during the three months ended March 31, 2013. A similar type of transaction did not occur during the three months ended March 31, 2014.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the three months ended March 31, 2014 and 2013, our operating activities used cash of $1,584,248 and $1,580,901, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $14,163,981 and $15,811,722 at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, our investing activities used cash of $18,889 and $0 respectively.

During the three months ended March 31, 2014 and 2013, our financing activities used cash of $34,419 and provided cash of $5,259, respectively. The cash used by financing activities during the three months ended March 31, 2014 was primarily due to the reductions in short term notes payable.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below:

The KFLP Credit Facility

On July 30, 2010, we entered into an unsecured revolving credit agreement (the “Credit Facility”) with the Koski Family Limited Partnership (“KFLP”) an accredited investor and our largest shareholder. Pursuant to the Credit Facility, as amended by amendments one through five, we borrowed an aggregate of $8,250,000 between July 2010 and July 2012 from the KFLP at LIBOR plus 6.0%. The term of the Credit Facility was initially for 12 months commencing August 1, 2010 and extended by the second amendment to July 31, 2013.

The Termination of Credit Facility for Equity

On March 23, 2012, we entered into an Exchange of Notes for Equity Agreement (the “Debt Exchange Agreement”) with the KFLP. Pursuant to the terms of the Debt Exchange Agreement, we issued 6,285,619 shares of common stock and warrants to acquire 1,571,405 shares of common stock to the KFLP in exchange for the cancellation of an aggregate of $8,737,011 of indebtedness owed to the KFLP under Credit Facility with the KFLP. The outstanding indebtedness, consisted of $8,250,000 in principal owed on twelve separate promissory notes previously issued by us to the KFLP under the Credit Facility and accrued interest through March 23, 2012 (the closing date) of $487,011. The Credit Facility was terminated and the previously issued promissory notes thereunder were cancelled. The warrants are exercisable immediately at a price per share of $2.00 and expire three (3) years from the date of issuance.

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

On March 10, 2014, we entered into a short-term note payable for $50,694 bearing interest at 6.57% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2015.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock-based compensation, valuation of warrants, income tax valuation allowance, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2014.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013. In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during this quarter. The adoption of this new guidance did not have a material impact on our financial statements or related disclosures.

Other than disclosed, there are no new accounting pronouncements issued or effective during the three months ended March 31, 2014 that have had or are expected to have an impact on our financial statements.

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

We have had and continue to have a material weakness relating to a lack of adequate segregation of duties due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on From 10-Q on March 31, 2014 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $1.6 million for each of the three months ended March 31, 2014 and 2013 and approximately $16.1 million and $13.1 million for the years ended December 31, 2013, and 2012, respectively. As of March 31, 2014 our accumulated deficit was approximately $71.8 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and probiotics (“Probiotics Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140) and Probiotics Program using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $14.0 million in net proceeds from our private placement of common stock in September 2013 and our underwritten public offering in November 2013, we anticipate that our cash resources as of March 31, 2014 will be sufficient to fund our operations through March 2015. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize product candidates under our Lantibiotics Program and our Probiotics Program with Intrexon and for ProBiora3 sales and marketing efforts further progress with the development of our other product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time beyond twelve months, and as such we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $214,660, $156,673, and $342,849 for the three months ended March 31, 2014, 2013, and 2012, respectively, and $949,593, $1,194,878, and $1,229,510 for the years ended December 31, 2013, 2012 and 2011, respectively. While we plan to continue our efforts to improve the sales of our ProBiora3 products, there can be no assurance that our efforts will result in a significant increase in sales. If we are unable to generate significant revenues from our ProBiora3 products our business, financial condition and results of operations will be materially adversely affected.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On January 13, 2014, we issued 135,000 shares to Adrian Stecyk pursuant to his partial cashless exercise of 210,000 warrant shares relating to the warrants we issued to Griffin Securities, Inc. and its designees in connection with its service as placement agent in our July 2012 Private Financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to the Exhibit Index filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2014.

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