Form 10-Q
period 2014-06-30
ORAGENICS INC
filed 2014-08-07
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of August 5, 2014, there were 36,178,944 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,898,573	$16,276,510
Accounts receivable, net	22,825	64,434
Inventory, net	238,975	288,383
Prepaid expenses and other current assets	144,569	175,242

Total current assets	13,304,942	16,804,569
Property and equipment, net	31,876	26,913

Total assets	$13,336,818	$16,831,482

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$703,214	$909,957
Short-term notes payable	35,775	64,051
Deferred revenue	38,876	18,839

Total current liabilities	777,865	992,847

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 36,178,944 and 35,993,944 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	36,179	35,994
Additional paid-in capital	86,214,293	85,957,757
Accumulated deficit	(73,691,519)	(70,155,116)

Total shareholders’ equity	12,558,953	15,838,635

Total liabilities and shareholders’ equity	$13,336,818	$16,831,482

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue, net	$303,752	$167,668	$518,412	$344,075
Cost of sales	125,605	86,657	205,365	150,606

Gross profit	178,147	81,011	313,047	193,469

Operating expenses:
Research and development	903,328	636,969	1,919,792	1,382,364
Selling, general and administrative	1,177,335	1,519,310	1,944,729	2,622,497

Total operating expenses	2,080,663	2,156,279	3,864,521	4,004,861

Loss from operations	(1,902,516)	(2,075,268)	(3,551,474)	(3,811,392)

Other income (expense):
Interest income	9,680	5,077	20,519	11,487
Interest expense	(980)	(844)	(1,551)	(1,793)
Local business tax	(1,500)	(3,000)	(3,694)	(6,800)
Other income (expense):	(203)	—	(203)	144,503

Total other income (expense), net	6,997	1,233	15,071	147,397

Loss before income taxes	(1,895,519)	(2,074,035)	(3,536,403)	(3,663,995)

Income tax benefit	—	—	—	—

Net loss	$(1,895,519)	$(2,074,035)	$(3,536,403)	$(3,663,995)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.10)	$(0.13)

Shares used to compute basic and diluted net loss per share	36,145,977	27,502,267	36,127,076	27,476,992

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,536,403)	$(3,663,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,299	42,105
Loss on sale of property and equipment	203	—
Stock issued as compensation to non-employee directors	102,500	—
Stock-based compensation expense	154,221	85,822
Write off of expired inventory	—	(240,005)
Changes in operating assets and liabilities:
Accounts receivable, net	41,609	20,182
Inventory, net	49,408	61,179
Prepaid expenses and other current assets	81,367	76,472
Accounts payable and accrued expenses	(206,743)	64,943
Deferred revenue	20,037	(27,842)

Net cash used in operating activities	(3,280,502)	(3,581,139)

Cash flows from investing activities:
Proceeds from sale of property and equipment	424	—
Purchase of property and equipment	(18,889)	(6,374)

Net cash used in investing activities	(18,465)	(6,374)

Cash flows from financing activities:
Payments on short-term notes payable	(78,970)	(62,702)
Net proceeds from issuance of common stock	—	30,000
Restricted cash released	—	61,763

Net cash (used in) provided by financing activities	(78,970)	29,061

Net decrease in cash and cash equivalents	(3,377,937)	(3,558,452)
Cash and cash equivalents at beginning of period	16,276,510	9,925,967

Cash and cash equivalents at end of period	$12,898,573	$6,367,515

Supplemental disclosure of cash flow information:
Interest paid	$1,579	$1,793

Non-cash investing and financing activities:
Borrowings under short-term notes payable for prepaid expense	$50,694	$157,031

Par value of common stock issued for cashless exercise of warrants	$135	$106

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

The accompanying unaudited interim financial statements as of June 30, 2014 and December 31, 2013 (audited) and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $518,412, incurred a net loss of $3,536,403, and used cash of $3,280,502 in its operating activities during the six months ended June 30, 2014. As of June 30, 2014, the Company had an accumulated deficit of $73,691,519.

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2013 and 2012 the Company raised $14,900,000 and $13,000,000 in gross proceeds through the private placement sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at June 30, 2014 will be sufficient to meet the business objectives as presently structured through March 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s financial statements.

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013. In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The adoption of this new guidance did not have a material impact on our financial statements or related disclosures.

There are no new accounting pronouncements issued or effective during the second quarter of 2014 that have had or are expected to have an impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and the allowance for doubtful accounts.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $38,876 and $18,839 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of June 30, 2014 and December 31, 2013, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $42,700 and $31,500 as of June 30, 2014 and December 31, 2013, respectively.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three and six months ended June 30, 2014 and 2013. The majority of the Company’s cost of sales are from these key suppliers during the three and six months ended June 30, 2014 and 2013. Accounts payable and accrued expenses for these vendors totaled approximately $-0- and $146,284 as of June 30, 2014 and December 31, 2013, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2014, the uninsured portion of this balance was $12,648,573. As of December 31, 2013, the uninsured portion of this balance was $16,026,510.

4.	Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Research and development	$127,730	$2,504	$137,767	$(24,593)
Selling, general and administrative	123,446	75,703	118,954	110,415

Total Stock based compensation	$251,176	$78,207	$256,721	$85,822

The Company granted 100,000 stock options, with a weighted-average grant date fair value of $2.81 per share, during the three and six months ended June 30, 2014, respectively. The Company granted 25,000 and 35,000 stock options, with a weighted-average grant date fair value of $3.32 and $3.41 per share, during the three and six months ended June 30, 2013, respectively.

During the six months ended June 30, 2014, 67,391 stock options previously granted have vested and 37,142 stock options were forfeited.

As part of the Company’s non-employee Director compensation program and in connection with the Company’s annual meeting, on May 30, 2014 each continuing non-employee Director, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski was granted an award of 10,000 fully vested shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan. The grant date fair value of the 50,000 shares issued under the non-employee Director compensation program was determined to be $102,500.

5.	Warrants

A summary of warrant activity for the year ended December 31, 2013 and the six months ended June 30, 2014 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2012	3,235,982	$3.53
Granted	—	—
Exercised	(200,000)	1.50
Expired	(288,888)	19.87

Balance - December 31, 2013	2,747,094	1.91
Granted	—	—
Exercised	(210,000)	1.50
Expired	(5,000)	10.00

Balance - June 30, 2014	2,532,094	$1.93

On January 13, 2014, we issued 135,000 shares of our common stock pursuant to a partial cashless exercise of 210,000 warrant shares relating to the warrants we issued to Griffin Securities, Inc. and its designees in connection with its service as placement agent in our July 2012 Private Financing. On April 15, 2014, warrants to acquire 5,000 shares of the Company’s common stock at a price of $10.00 per share expired.

The warrants outstanding as of June 30, 2014 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	361,169	7/31/17
$2.00	2,170,925	3/23/15

	2,532,094

6.	Short-Term Notes Payable

As of June 30, 2014 and December 31, 2013, the Company had $35,775 and $64,051 respectively, in short-term notes payable for the financing of various insurance policies. On March 8, 2013, the Company entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2014. On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014. On March 10, 2014, the Company entered into a short-term note payable for $50,694 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2015.

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

The Company is required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreements in the amount of $10,000 for each license agreement and $20,000 in aggregate. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $5,000 per quarter for both licenses). The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of June 30, 2014.

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

Base Shares is defined in the Stock Issuance Agreement to mean (i) the number of shares of Company common stock together with any securities or instruments convertible or exercisable for shares of common stock issued and outstanding at the time of the applicable milestone event, (ii) minus any shares issuable upon conversion of Capital Inducement Securities. Capital Inducement Securities is defined in the Stock Issuance Agreement to mean warrants or other convertible securities of the Company issued to investors in connection with a debt or equity investment in the Company that are issued in addition to the primary investment securities and in an amount not to exceed 10% of the overall number of shares issued in the investment (on an as-converted to common stock basis)

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2014.

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

None of the Probiotic ECC milestones had been achieved as of June 30, 2014.

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

During the three and six months ended June 30, 2014 and 2013, we paid $361,294 and $901,319; and $345,235 and $770,699, respectively, to Intrexon Corporation (Intrexon) under the Exclusive Channel Collaboration Agreements (ECC Agreements) (See Note 7). Included in accounts payable and accrued expenses at June 30, 2014 and 2013 was $7,605 and $211,996, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of June 30, 2014 and 2013 Intrexon owned approximately 24% and 16%, respectively, of our outstanding common stock.

9.	Common Stock

On May 30, 2014 the Company held its Annual meeting of Shareholders, at which, the Company’s shareholders authorized the amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, upon a determination by our Board of Directors that such an increase is in the best interests of our Company and our shareholders.

As part of the Company’s non-employee Director compensation program and in connection with the Company’s annual meeting, on May 30, 2014 each continuing non-employee Director, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski was granted an award of 10,000 fully vested shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan.

10.	Subsequent Event

On July 13, 2014 the Company amended the lease for its Alachua, Florida facility. The lease term has been extended from December 1, 2014 with an expiration of November 30, 2019. The monthly lease payments are initially $10,219 per month with annual rent increases of 3%. The Company may terminate the lease for this facility prior to November 30, 2014 upon the payment of nine months’ rent in advance. All other terms of the original lease are unchanged and remain in effect.

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

Manufacturing requirements and methods for producing MU1140, or a homolog, will primarily be dependent upon the end results of our efforts under the Lantibiotic ECC with Intrexon. We are working with a third party manufacturer to produce additional quantities of MU1140, or a designated homolog, based upon the developments achieved from our work with Intrexon. The additional quantities of MU1140, or a designated homolog, are needed for the consummation and pursuit of our preclinical testing activities, which we commenced in the first half of 2014.

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

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we commenced at the end of the quarter ended June 30, 2013. The plan focused our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entailed sales and marketing to dentists. Despite increased spending, the results for the year ended December 31, 2013 have not met expectations. Given the initial results, we have scaled back on our expenses for outside sales consultants. During the six months ended June 30, 2014 our probiotic sales continue to lag expectations due primarily to the scaled back marketing. While it has been a challenge for us to achieve the most cost-effective marketing strategy to achieve future growth, we continue to review and assess our probiotic business toward the goal of achieving improvement in this line of business.

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

In December of 2013, we completed a pilot clinical study at Salus Research Center utilizing a standardized oral care clinical study design. The study was designed to probe potential indications for multiple different Probiora3 dose forms and administration formats using a variety of standard clinical and analytical endpoints. Although positive trends were noted among some of the groups, we have concluded that there were no groups that demonstrated a clear statistically significant improvement against the existing once-a-day tablet format in this placebo controlled trial. We, however, continue supporting a two-year study in children in Scandinavia. No results from the two-year study are currently available.

During the quarter we received notice from our supplier of two of the three main ingredients of our ProBiora products that the supplier would discontinue manufacturing such products effective December 20, 2014. Until such time, we will be able to continue to have orders filled from this supplier. In the intervening period we expect to actively seek out an alternative supplier. If we are unable to locate a suitable alternative supplier or secure favorable terms, we may not be able to provide our ProBiora3 products and our business may be harmed.

Our Therapeutic Probiotics

On September 30, 2013, we entered into the Probiotic ECC, a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease. Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases are just getting underway. Our initial focus will be on developing novel probiotics, or genetically engineered bacterial strains designed to deliver and release therapeutics locally at disease sites to target pain management, reduce inflammation, and improve patient outcomes. We anticipate research to provide bacterial prototypes commencing the second half of 2014 and migrate to genetically modified probiotics that can produce cytokine therapeutics in mid-2015 toward the goal of proof of concept studies in animals.

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

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial Phase 1a clinical trial and now with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our expectations continue to be on possible partnering opportunities that may exist for our SMaRT Replacement Therapy.

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

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2013, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $518,412 and $344,075 for the six months ended June 30, 2014 and 2013, respectively, and our net revenues were $1,032,233 and $1,331,764, for the years ended December 31, 2013 and 2012, respectively.

As of June 30, 2014, we had an accumulated deficit of $73,691,519 and we have yet to achieve profitability. We incurred net losses of $3,536,403 and $3,663,995 for the six months ended June 30, 2014 and 2013, respectively, and $16,068,754 and $13,090,446 for the years ended December 31, 2013 and 2012, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

On May 30, 2014 we held our Annual meeting of Shareholders, at which, our shareholders approved and authorized the amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $949,593 and $1,194,878 for the years ended December 31, 2013 and 2012, respectively, and $518,412 and $344,075 for the six months ended June 30, 2014 and 2013, respectively. Because we determined to scale back our efforts to expand distribution of our ProBiora3 products, we expect net revenue to be relatively flat until such time as we are able to devote more resources to marketing and advertising. Our ability to achieve future increases in ProBiora3 product revenues will depend on a number of factors, including primarily the development of, and success of, our marketing efforts related to our ProBiora3 products.

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

Our research and development expenses were $1,919,792 and $1,382,364 for the six months ended June 30, 2014 and 2013, respectively.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of preclinical product development programs for our MU1140 product candidate and with respect to our probiotic projects. The lengthy process of completing preclinical and clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current MU1140 product development candidate is not expected to be commercially available until sometime after 2016. For our other product candidates and technologies, we expect to consider possible licensing or partnering opportunities with other companies while committing limited research and development expenditures.

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

While our quarter over quarter expenses relating to general and administrative costs will fluctuate, we anticipate that our general and administrative expenses when considered from an annual basis will increase for, among others, the following reasons:

•	the costs associated with the advertising and marketing of our ProBiora3 products;

•	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;

•	the costs associated with pursuing strategic opportunities that may arise from time to time; and

•	the increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

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

Income Taxes

As of December 31, 2013, we have net operating loss carryforwards of approximately $64,151,000 to offset future federal and state income taxes. We also have research and development and investment tax credit carryforwards of approximately $1,242,000 as of December 31, 2013 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2033 and 2023, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction in June 2009 with the Koski Family Limited Partnership, constituted such an event and our historical loss carryforwards up to such point in time were limited. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Net Revenues. We generated net revenues of $303,752 for the three months ended June 30, 2014 compared to $167,668 for the three months ended June 30, 2013 an increase of $136,084. Our ProBiora3 revenues increased from June 30, 2013 due primarily to increased sales of Evora Pro and private label sales and to a focus on sales to dental offices and direct purchases by dental patients.

Cost of Sales. Cost of sales was $125,605 for the three months ended June 30, 2014 compared to $86,657 for the three months ended June 30, 2013, an increase of $38,948. This increase was due primarily to an increase in revenues during the period and sales to lower margin customers.

Research and Development. Research and development expenses were $903,328 for the three months ended June 30, 2014 compared to $636,969 for the three months ended June 30, 2013, an increase of $266,359 or 41.8%. This increase was primarily due to increases in salary and salary related costs, and stock-based compensation costs associated with the continued development of our lantibiotic candidate of $128,478 and $125,226, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $1,177,335 for the three months ended June 30, 2014 compared to $1,519,310 for the three months ended June 30, 2013, a decrease of $341,975 or 22.5%. This decrease was primarily due to decreases in advertising and marketing costs, salary and salary related costs, travel and entertainment costs, filing costs and transfer agent costs of $410,149, $51,996, $22,517, $76,142 and $16,950, respectively. The decreases in advertising and marketing costs, salary and salary related costs, travel and entertainment costs are reflective of the elimination of an outside sales force and the use of selective advertising and marketing channels. These decreases were partially offset by an increase in stock based compensation costs and legal costs of $47,743 and $169,977.

Other Income (Expense). Other income (expense), net was $6,997 for the three months ended June 30, 2014 compared to $1,233 for the three months ended June 30, 2013, resulting in a net change of $5,764. The net change was primarily attributable to an increase in interest income of $4,603 due to increased cash balance during 2014.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Net Revenues. We generated net revenues of $518,412 for the six months ended June 30, 2014 compared to $344,075 for the six months ended June 30, 2013 an increase of $174,337. Our ProBiora3 revenues increased from June 30, 2013 due primarily to an increase in advertising in prior periods which was offset by a decline in grant revenues reflecting the completion of the work.

Cost of Sales. Cost of sales was $205,365 for the six months ended June 30, 2014 compared to $150,606 for the six months ended June 30, 2013, an increase of $54,759. This increase was due primarily to an increase in revenues during the period and an increase in scrap expense.

Research and Development. Research and development expenses were $1,919,792 for the six months ended June 30, 2014 compared to $1,382,364 for the six months ended June 30, 2013, an increase of $537,428 or 38.9%. This increase was primarily due to increases in salary costs and salary related costs, bonus costs, stock-based compensation costs, and costs associated continued development of or lantibiotic candidate of $117,562, $51,250, $162,360 and $356,580, respectively which were partially offset by decreases in clinical trial costs, and patent costs of $92,779 and $67,347, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $1,944,729 for the six months ended June 30, 2014 compared to $2,622,497 for the six months ended June 30, 2013, a decrease of $677,768 or 25.8%. This decrease was primarily due to decreases in salary and salary related costs, consulting costs, advertising and marketing costs, travel and entertainment costs, filing fee costs, and depreciation of $101,930, $103,159, $584,551, $60,744, $47,756 and $28,806 respectively which were partially offset by an increase in bonus costs and legal costs of $77,750 and $185,948, respectively.

Other Income (Expense). Other income (expense), net was $15,071 for the six months ended June 30, 2014 compared to $147,397 for the six months ended June 30, 2013, resulting in a net change of $132,326. The net change was primarily attributable to a decrease in other income of $144,655 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party during the six months ended June 30, 2013. A similar type of transaction did not occur during the six months ended June 30, 2014.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the six months ended June 30, 2014 and 2013, our operating activities used cash of $3,280,502 and $3,581,139, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $12,527,077 and $15,811,722 at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014 and 2013, our investing activities used cash of $18,465 and $6,374 respectively.

During the six months ended June 30, 2014 and 2013, our financing activities used cash of $78,970 and provided cash of $29,061, respectively. The cash used by financing activities during the six months ended June 30, 2014 was primarily due to the reductions in short term notes payable. The cash provided by financing activities for the six months ended June 30, 2013 was primarily due to the proceeds from the issuance of common stock and the release of restricted cash. These increases were offset by reductions on short term notes payable,

Financing

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

Our current available cash and cash equivalents are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan as presently structured through March 2015. We expect to continue to seek additional funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will likely require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new Probiotic ECC. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with sales of our ProBiora3 products as well as research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cash flow generated from our ProBiora3 product sales;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Intrexon Corporation;

•	the costs of pursuing strategic opportunities as they may arise from time to time;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for our ProBiora3 products and, if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our ECC agreements and licensing arrangements and the payment obligations we may have;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock-based compensation, valuation of warrants, income tax valuation allowance, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s financial statements.

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

Other than disclosed, there are no new accounting pronouncements issued or effective during the six months ended June 30, 2014 that have had or are expected to have an impact on our financial statements.

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

We have had and continue to have a material weakness relating to a lack of adequate segregation of duties due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on Form 10-Q on June 30, 2014 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

While segregation of duties remains a challenge for us, management has taken steps to reduce this risk by continuing to limit access to the accounting systems wherever possible. This control weakness is expected to remain until such time as we expand and hire more accounting and finance staff. With the exception of segregation of duties management believes that, existing controls were effective and operating properly as designed. During the reporting period, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $3.5 million and $3.7 million for the six months ended June 30, 2014 and 2013, respectively and approximately $16.1 million and $13.1 million for the years ended December 31, 2013, and 2012, respectively. As of June 30, 2014 our accumulated deficit was approximately $73.7 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and probiotics (“Probiotics Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140) and Probiotics Program using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which have generated only declining modest revenues to date. Sales of our ProBiora3 products were $517,139, $319,481, and $545,134 for the six months ended June 30, 2014, 2013, and 2012, respectively, and $949,593, $1,194,878, and $1,229,510 for the years ended December 31, 2013, 2012 and 2011, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue.

We depend on third-party manufacturers for our ProBiora3 products and we recently received notice from a supplier that it would discontinue producing two of the three strains of bacteria needed to produce ProBiora3. The loss of any manufacturer or any interruptions in the supply of our ProBiora3 products would have a negative impact on our revenues and profitability.

We currently have no manufacturing facilities and are dependent upon establishing relationships with independent manufacturers to supply our product needs. Although we have qualified and used at least two contract manufacturers for each step in our manufacturing process, we do not have a long-term supply agreement or commitment with any of our manufacturers. One supplier produces two of the three strains of bacteria needed to produce ProBiora3 and one supplier is able to produce one of the strains of bacteria needed to produce ProBiora3. These suppliers use proprietary methodologies to produce these three strains of bacteria. During the quarter we received notice from the supplier producing two of the three bacteria strains needed to produce our ProBiora3 products, that it will discontinue manufacturing such strains effective December 20, 2014. While we are actively seeking another supplier, there can be no assurances that we will be able to secure an alternate supplier or that the terms of such arrangements would be economically viable. If our manufacturers are unable or unwilling to produce our ProBiora products in sufficient quantities, or at all, at acceptable pricing in accordance with specifications we establish from time to time we would need to find alternative manufacturers that are qualified. If, in such instances, we are unsuccessful in obtaining alternative manufacturers, it could impair our ability to sell our ProBiora3 products and would have a negative impact on our revenues and profitability. In addition, competitors who own their manufacturing facilities may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2014.

ORAGENICS, INC.

BY:	/s/ John N. Bonfiglio Ph.D.
John N. Bonfiglio Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.1	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/01/11

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	6/30/14

10.1	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011(13700 Progress Blvd, Alachua, FL 32615)	10-K	004-32188	10.20	04/16/12

10.2	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X