Form 10-Q
period 2014-09-30
ORAGENICS INC
filed 2014-11-03
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of November 3, 2014, there were 36,178,944 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,764,923	$16,276,510
Accounts receivable, net	26,309	64,434
Inventory, net	263,860	288,383
Prepaid expenses and other current assets	221,637	175,242

Total current assets	12,276,729	16,804,569
Property and equipment, net	26,296	26,913

Total assets	$12,303,025	$16,831,482

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$604,351	$909,957
Short-term notes payable	109,564	64,051
Deferred revenue	25,592	18,839

Total current liabilities	739,507	992,847
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 36,178,944 and 35,993,944 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	36,179	35,994
Additional paid-in capital	86,248,402	85,957,757
Accumulated deficit	(74,721,063)	(70,155,116)

Total shareholders’ equity	11,563,518	15,838,635

Total liabilities and shareholders’ equity	$12,303,025	$16,831,482

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue, net	$201,010	$253,374	$719,422	$597,449
Cost of sales	73,711	113,384	279,076	263,990

Gross profit	127,299	139,990	440,346	333,459
Operating expenses:
Research and development	597,034	6,907,250	2,516,826	8,289,614
Selling, general and administrative	565,114	2,558,205	2,509,843	5,180,702

Total operating expenses	1,162,148	9,465,455	5,026,669	13,470,316

Loss from operations	(1,034,849)	(9,325,465)	(4,586,323)	(13,136,857)
Other income (expense):
Interest income	8,656	3,611	29,175	15,098
Interest expense	(1,305)	(1,546)	(2,856)	(3,339)
Local business tax	(2,046)	(2,024)	(5,740)	(8,824)
Other income (expense)	—	—	(203)	144,503

Total other income (expense), net	5,305	41	20,376	147,438

Loss before income taxes	(1,029,544)	(9,325,424)	(4,565,947)	(12,989,419)

Income tax benefit	—	—	—	—

Net loss	$(1,029,544)	$(9,325,424)	$(4,565,947)	$(12,989,419)

Basic and diluted net loss per share	$(0.03)	$(0.34)	$(0.13)	$(0.47)

Shares used to compute basic and diluted net loss per share	36,178,944	27,515,372	36,145,043	27,496,676

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,565,947)	$(12,989,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock and convertible note payable to shareholder	—	6,000,000
Depreciation and amortization	20,119	64,042
Loss on sale of property and equipment	203	—
Stock issued as compensation to non-employee directors	102,500	—
Stock-based compensation expense	188,330	1,624,165
Write off of expired inventory	—	(240,005)
Changes in operating assets and liabilities:
Accounts receivable, net	38,125	10,917
Inventory, net	24,523	140,865
Prepaid expenses and other current assets	112,604	151,861
Accounts payable and accrued expenses	(305,606)	(280,353)
Deferred revenue	6,753	(27,278)

Net cash used in operating activities	(4,378,396)	(5,545,205)
Cash flows from investing activities:
Proceeds from sale of property and equipment	424	—
Purchase of property and equipment	(20,129)	(17,649)

Net cash used in investing activities	(19,705)	(17,649)
Cash flows from financing activities:
Payments on short-term notes payable	(113,486)	(96,788)
Net proceeds from issuance of common stock	—	3,939,800
Restricted cash released	—	61,763

Net cash (used in) provided by financing activities	(113,486)	3,904,775

Net decrease in cash and cash equivalents	(4,511,587)	(1,658,079)
Cash and cash equivalents at beginning of period	16,276,510	9,925,967

Cash and cash equivalents at end of period	$11,764,923	$8,267,888

Supplemental disclosure of cash flow information:
Interest paid	$2,997	$3,108

Non-cash investing and financing activities:
Borrowings under short-term notes payable for prepaid expense	$158,999	$157,031

Par value of common stock issued for cashless exercise of warrants	$135	$106

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

The accompanying unaudited interim financial statements as of September 30, 2014 and December 31, 2013 (audited) and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $719,422, incurred a net loss of $4,565,947, and used cash of $4,378,396 in its operating activities during the nine months ended September 30, 2014. As of September 30, 2014, the Company had an accumulated deficit of $74,721,063.

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2013 and 2012 the Company raised $14,900,000 and $13,000,000 in gross proceeds through the private placement sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2014 will be sufficient to meet the business objectives as presently structured over the next twelve months.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014 – 15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined its impact on the Company’s financial statements.

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

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits, Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The adoption of this new guidance did not have a material impact on our financial statements or related disclosures.

There are no other new accounting pronouncements issued or effective during the third quarter of 2014 that have had or are expected to have an impact on the Company’s financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $25,592 and $18,839 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of September 30, 2014 and December 31, 2013, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $41,200 and $31,500 as of September 30, 2014 and December 31, 2013, respectively.

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

The Company records allowances for discounts and product returns at the time of sale as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. The Company maintains a return policy that allows customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or product returns changes, the reserve will be adjusted. While the Company believes that the reserves it has established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. Because the ProBiora3 products have only had limited distribution, the Company could experience different circumstances in the future and these differences could be material.

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, and Teddy’s Pride products. The Company had four key suppliers during the three and nine months ended September 30, 2014 and 2013. The majority of the Company’s cost of sales are from these key suppliers during the three and nine months ended September 30, 2014 and 2013. Accounts payable and accrued expenses for these vendors totaled approximately $90,504 and $146,284 as of September 30, 2014 and December 31, 2013, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2014, the uninsured portion of this balance was $11,514,923. As of December 31, 2013, the uninsured portion of this balance was $16,026,510.

4.	Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Research and development	$18,217	$183,168	$155,984	$158,575
Selling, general and administrative	15,892	1,355,175	134,846	1,465,590

Total Stock based compensation	$34,109	$1,538,343	$290,830	$1,624,165

The Company granted -0- and 100,000 stock options, with a weighted-average grant date fair value of -0- and $2.81 per share, during the three and nine months ended September 30, 2014, respectively. The Company granted -0- and 35,000 stock options, with a weighted-average grant date fair value of $0.00 and $3.41 per share, during the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2014, 67,391 stock options previously granted have vested and 37,142 stock options were forfeited.

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

5.	Warrants

A summary of warrant activity for the year ended December 31, 2013 and the nine months ended September 30, 2014 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2012	3,235,982	$3.53
Granted	—	—
Exercised	(200,000)	1.50
Expired	(288,888)	19.87

Balance – December 31, 2013	2,747,094	1.91
Granted	—	—
Exercised	(210,000)	1.50
Expired	(5,000)	10.00

Balance – September 30, 2014	2,532,094	$1.93

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

The warrants outstanding as of September 30, 2014 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	361,169	7/31/17
$2.00	2,170,925	3/23/15

	2,532,094

6.	Short-Term Notes Payable

As of September 30, 2014 and December 31, 2013, the Company had $109,564 and $64,051 respectively, in short-term notes payable for the financing of various insurance policies. On March 8, 2013, the Company entered into a short-term note payable for $50,037 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2014. On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2014. On March 10, 2014, the Company entered into a short-term note payable for $50,694 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2015. On July 24, 2014, the Company entered into a short-term note payable for $108,306 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 24, 2015.

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

Pursuant to the Texas A&M license agreement, the Company shall use commercially reasonable efforts to achieve the following milestones to the satisfaction of Texas A&M and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, renegotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of September 30, 2014.

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

Base Shares is defined in the Stock Issuance Agreement to mean (i) the number of shares of Company common stock together with any securities or instruments convertible or exercisable for shares of common stock issued and outstanding at the time of the applicable milestone event, (ii) minus any shares issuable upon conversion of Capital Inducement Securities. Capital Inducement Securities is defined in the Stock Issuance Agreement to mean warrants or other convertible securities of the Company issued to investors in connection with a debt or equity investment in the Company that are issued in addition to the primary investment securities and in an amount not to exceed 10% of the overall number of shares issued in the investment (on an as-converted to common stock basis)

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2014.

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

None of the Probiotic ECC milestones had been achieved as of September 30, 2014.

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

During the three and nine months ended September 30, 2014 and 2013, we paid $8,093 and $909,411; and $474,837 and $1,245,535, respectively, to Intrexon Corporation (Intrexon) under the Exclusive Channel Collaboration Agreements (ECC Agreements) (See Note 7). Included in accounts payable and accrued expenses at September 30, 2014 and 2013 was $2,535 and $81,073, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of September 30, 2014 and 2013 Intrexon owned approximately 24% and 23%, respectively, of our outstanding common stock.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health in humans and pets. We also develop, market, and sell proprietary OTC probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora in more than 13 countries worldwide.

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

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, in June 2012, we entered into the Lantibiotic ECC with Intrexon for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms. We continue to pursue our research and development and collaboration efforts with Intrexon in accordance with the terms of the Lantibiotic ECC toward the development of the MU1140 molecule and potential derivatives of the molecule. We commenced limited preclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon, in the second half of 2013. Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. Since then, our exclusive collaboration generated a substantial number of homologs of MU1140, and we are focused on screening these homologs to find several candidates with either enhanced therapeutic profiles or different specificities against resistant bacteria from that of the parent compound, MU1140. The decision to examine these new homologs of MU1140 meant we had to reproduce the fermentation and purification steps on at least 10-15 homologs. Each homolog requires different optimizations for both the fermentation and purification steps and in many cases required a new approach. As such our work on the development of new lantibiotic homologs using genetically modified bacteria continues.

We are working with a third party manufacturer to produce additional quantities of designated homologs, based upon the developments achieved from our work with Intrexon and outside contractors. The additional quantities of designated homologs that are needed for the consummation and pursuit of our preclinical testing activities including the pre-IND meeting, technology transfer to a GLP manufacturing facility and the drug product necessary for completing all pre-IND studies are underway. We had previously expected we would engage in pre Investigational New Drug (“IND”) meetings with the FDA in the second half of 2014 and thereafter be in a position to file an IND application with the FDA by the second half of 2015. The current expectation is to have the pre-IND meeting in the second half of 2015 and thereafter be in a position to file the IND for a first-in-man clinical study in 2016. We will work aggressively in the course of our research and development to accelerate these events.

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

In order to better understand and define our customer base, we conducted detailed market research utilizing outside consultants at the end of 2012. The goal of the research was to develop a plan to improve market awareness and sales of our oral probiotic product line. The effort produced strategic marketing and sales plans that we commenced at the end of the quarter ended June 30, 2013. The plan focused our efforts on our direct-to-consumer channel, including internet, as well as on our Dental channel, which entailed sales and marketing to dentists. Despite increased spending, the results for the year ended December 31, 2013 did not meet expectations. Given the initial results, we scaled back on our expenses for outside sales consultants and marketing. During the nine months ended September 30, 2014 our probiotic sales continue to lag expectations due primarily to the scaled back marketing. While it has been a challenge for us to achieve the most cost-effective marketing strategy to achieve future growth, we continue to review and assess our probiotic business toward the goal of achieving improvement in this line of business.

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

In December of 2013, we completed a pilot clinical study at Salus Research Center utilizing a standardized oral care clinical study design. The study was designed to probe potential indications for multiple different Probiora3 dose forms and administration formats using a variety of standard clinical and analytical endpoints. Although positive trends were noted among some of the groups, we have concluded that there were no groups that demonstrated a clear statistically significant improvement against the existing once-a-day tablet format in this placebo controlled trial. We have supplied product in support of a two-year study in children in Scandinavia. No results from the two-year study are currently available.

During the quarter ended June 30, 2014, we received notice from our supplier of two of the three main ingredients of our ProBiora products that the supplier would discontinue manufacturing such products effective December 20, 2014. Until such time, we will be able to continue to have orders filled from this supplier. We believe that we will have sufficient product to meet our needs through December 2015. In the intervening period we are actively seeking out an alternative supplier.

Our Therapeutic Probiotics

On September 30, 2013, we entered into the Probiotic ECC, a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease. Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases are just getting underway. Our initial focus will be on developing novel probiotics, or genetically engineered bacterial strains designed to deliver and release therapeutics locally at disease sites to target pain management, reduce inflammation, and improve patient outcomes. We anticipated research to provide bacterial prototypes commencing in the second half of 2014, however, in mid-2014, we convened a Key Opinion Leader (KOL) meeting with Intrexon. The result of this meeting was a rethinking of the strategy for the first indication and consequently we will not begin laboratory research with Intrexon until early 2015. We expect to identify and begin testing on genetically modified probiotics that can produce cytokine therapeutics in late 2015 toward the goal of proof of concept studies in animals.

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

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2013, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $719,422 and $597,449 for the nine months ended September 30, 2014 and 2013, respectively, and our net revenues were $1,032,233 and $1,331,764, for the years ended December 31, 2013 and 2012, respectively.

As of September 30, 2014, we had an accumulated deficit of $74,721,063 and we have yet to achieve profitability. We incurred net losses of $4,565,947 and $12,989,419 for the nine months ended September 30, 2014 and 2013, respectively, and $16,068,754 and $13,090,446 for the years ended December 31, 2013 and 2012, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Recent Developments

On May 30, 2014 we held our Annual meeting of Shareholders, at which, our shareholders approved and authorized the amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $949,593 and $1,194,878 for the years ended December 31, 2013 and 2012, respectively, and $719,422 and $597,449 for the nine months ended September 30, 2014 and 2013, respectively. Because we determined to scale back our efforts to expand distribution of our ProBiora3 products, we expect net revenue to be relatively flat until such time as we are able to devote more resources to marketing and advertising. Our ability to achieve future increases in ProBiora3 product revenues will depend on a number of factors, including primarily the development of, and success of, our marketing efforts related to our ProBiora3 products.

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

Our research and development expenses were $2,516,826 and $8,289,614 for the nine months ended September 30, 2014 and 2013, respectively.

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Net Revenues. We generated net revenues of $201,010 for the three months ended September 30, 2014 compared to $253,374 for the three months ended September 30, 2013 a decrease of $52,364. Our ProBiora3 revenues decreased from September 30, 2013 due primarily to decreased sales of Evora Pro to our private label customers and dental distributors.

Cost of Sales. Cost of sales was $73,711 for the three months ended September 30, 2014 compared to $113,384 for the three months ended September 30, 2013, a decrease of $39,673. This decrease was due primarily to a decrease in revenues during the period and lower scrap expense.

Research and Development. Research and development expenses were $597,034 for the three months ended September 30, 2014 compared to $6,907,250 for the three months ended September 30, 2013, a decrease of $6,310,216 or 91.4%. This decrease in research and development expenses was primarily due to a one-time up-front payment of a $6.0 million technology access fee through the issuance of common stock and a Convertible Note payable to Intrexon Corporation pursuant to the terms of the Probiotic ECC during the three months ended September 30, 2013. There was no such payment of a Technology Access Fee to Intrexon Corporation during the three month period ending September 30, 2014. There were also decreases in stock-based compensation of $164,951 relating to the award of shares during the three months ended September 30, 2013 under the Company LTIP. There was no such award made during the three months ended September 30, 2014. In addition, there were decreases in consulting, clinical trials, and bonus costs of

$396,108, $100,419, and $35,875 respectively. These decreases were offset by increases in costs associated with the continued development of our lantibiotic candidate, salary and salary related costs, and patent costs of $214,619, $126,809 and $59,601, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $565,114 for the three months ended September 30, 2014 compared to $2,558,205 for the three months ended September 30, 2013, a decrease of $1,993,091 or 77.9%. This decrease was primarily due to a decrease in stock-based compensation costs, the majority of which related to share based awards made under the Company’s LTIP plan, of $1,339,283 during the three months ended September 30, 2013. There was no such share based awards made during the three month period ending September 30, 2014. In addition there were decreases in advertising, salary and salary related costs, travel, commissions, and tradeshows of $303,996, $98,429, $54,340, $21,225, and $13,493 respectively. These decreases were attributable to the scaling back of our efforts to expand distribution of our ProBiora3 products. In addition, there were decreases in bonus, legal, and filing and registration costs of $76,875, $24,498 and $16,070, respectively.

Other Income (Expense). Other income (expense), net was $5,305 for the three months ended September 30, 2014 compared to $41 for the three months ended September 30, 2013, resulting in a net change of $5,264. The net change was primarily attributable to an increase in interest income of $5,045 due to increased cash balances during 2014.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Net Revenues. We generated net revenues of $719,422 for the nine months ended September 30, 2014 compared to $597,449 for the nine months ended September 30, 2013 an increase of $121,973. Our ProBiora3 revenues increased from September 30, 2013 due primarily to an increase in advertising in prior periods which was offset by a decline in grant revenues reflecting the completion of the work.

Cost of Sales. Cost of sales was $279,076 for the nine months ended September 30, 2014 compared to $263,990 for the nine months ended September 30, 2013, an increase of $15,086. This increase was due primarily to an increase in revenues during the period which was partially offset by lower scrap and shipping and warehousing expense.

Research and Development. Research and development expenses were $2,516,826 for the nine months ended September 30, 2014 compared to $8,289,614 for the nine months ended September 30, 2013, a decrease of $5,772,788 or 69.6%. This decrease in research and development expenses was primarily due to a one time up-front payment of a $6.0 million technology access fee through the issuance of common stock and a Convertible Note payable to Intrexon Corporation pursuant to the terms of the Probiotic ECC during the nine months ended September 30, 2013. There was no such payment of a Technology Access Fee to Intrexon Corporation during the nine month period ending September 30, 2014. In addition, there were decreases in consulting and clinical trials costs of $1,181,897 and $193,198 respectively. These decreases were offset by increases in costs associated with the continued development of our lantibiotic candidate and salary and salary related costs of $1,354,164 and $203,125, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $2,509,843 for the nine months ended September 30, 2014 compared to $5,180,702 for the nine months ended September 30, 2013, a decrease of $2,670,859 or 51.6%. This decrease was primarily due to a decrease in stock-based compensation costs, the majority of which related to share based awards made under the Company’s LTIP plan, of $1,330,745 during the nine months ended September 30, 2013. There was no such share based awards made during the nine month period ending September 30, 2014. In addition there were decrease in advertising, salary and salary related costs, travel, consulting, and tradeshows of $868,352, $192,248, $115,085, $113,906, and $33,688 respectively. These decreases were attributable to the scaling back of our efforts to expand distribution of our ProBiora3 products. In addition, there was a decrease in filing and registration costs of $63,826.

Other Income (Expense). Other income (expense), net was $20,376 for the nine months ended September 30, 2014 compared to $147,438 for the nine months ended September 30, 2013, resulting in a net change of $127,062. The net change was primarily attributable to a net change in other income of $144,706 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party during the nine months ended September 30, 2013. A similar type of transaction did not occur during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. During the nine months ended September 30, 2014 and 2013, our operating activities used cash of $4,378,396 and $5,545,205, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $11,537,222 and $15,811,722 at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014 and 2013, our investing activities used cash of $19,705 and $17,649 respectively.

During the nine months ended September 30, 2014 and 2013, our financing activities used cash of $113,486 and provided cash of $3,904,775, respectively. The cash used in financing activities during the nine months ended September 30, 2014 was primarily due to the payments on short term notes payable. The cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to the proceeds from the issuance of common stock and the release of restricted cash. These increases were offset by payments on short term notes payable.

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

On July 24, 2014, we entered into a short-term note payable for $108,306 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 24, 2015.

Future Capital Requirements

Our capital requirements for 2014 and 2015 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, preclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and preclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan as presently structured over the next twelve months. We expect to continue to seek additional funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will likely require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new Probiotic ECC. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock-based compensation, valuation of warrants, income tax valuation allowance, sales returns and allowances, inventory obsolescence and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2014.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014 – 15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined its impact on the Company’s financial statements.

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

In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits, Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during this quarter. The adoption of this new guidance did not have a material impact on our financial statements or related disclosures.

Other than disclosed, there are no new accounting pronouncements issued or effective during the nine months ended September 30, 2014 that have had or are expected to have an impact on our financial statements.

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

We have had, and continue to have, a material weakness relating to a lack of adequate segregation of duties due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on Form 10-Q on September 30, 2014 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $4.6 million and $13.0 million for the nine months ended September 30, 2014 and 2013, respectively and approximately $16.1 million and $13.1 million for the years ended December 31, 2013, and 2012, respectively. As of September 30, 2014 our accumulated deficit was approximately $74.7 million. We have devoted a significant amount of our financial resources to research and development, including our preclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and probiotics (“Probiotics Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140) and Probiotics Program using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of September 30, 2014 will be sufficient to fund our operations as presently structured over the next twelve months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which have generated only modest revenues to date. Sales of our ProBiora3 products were $719,442, $574,272, and $790,166 for the nine months ended September 30, 2014, 2013, and 2012, respectively, and $949,593, $1,194,878, and $1,229,510 for the years ended December 31, 2013, 2012 and 2011, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November, 2014.

ORAGENICS, INC.

BY:	/s/ Michael Sullivan
Michael Sullivan, Interim Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.1	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd. Alachua FL 32615)	10-K	001-32188	10.20	4/16/12

3.2	Amendment to Lease Agreement between the Company and Hawley Wiggins LLC dated July 13, 2014 (13700 Progress Blvd. Alachua FL 32615)	10-Q	001-32188	10.2	8/7/14

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X