Form 10-K
period 2014-12-31
ORAGENICS INC
filed 2015-02-27
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2014 was approximately $28,421,454 based upon a last sales price of $1.95 as reported by the NYSE MKT.

As of February 26, 2015, there were 36,178,944 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2015 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	We have incurred significant operating losses since our inception and cannot assure you that we will increase revenues or achieve profitability.

•	We will need to raise additional capital to fully implement our business strategy.

•	The success, timing and expenses of our collaboration efforts with Intrexon and expected clinical trials.

•	Our ability to achieve success in our identification of homologs and the nonclinical testing of our lantibiotic product candidates.

•	We are subject to extensive and costly regulation by the FDA, which must approve our product candidates in development and could restrict or delay the future commercialization of certain of our product candidates.

•	We may be unable to achieve commercial viability and acceptance of our proposed product candidates.

•	Our ability to consummate a transaction or agreement with respect to our seeking strategic alternatives for our consumer probiotic business under the terms pf such transaction or agreement.

•	Orders we receive for our consumer and professional products may be subject to terms and conditions that could result in their cancellation or the return of products to us.

•	We may be unable to successfully operate internationally.

•	We may be unable to improve upon, protect and/or enforce our intellectual property.

•	We may be unable to enter into strategic collaborations or partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or maintain strategic collaborations or partnerships.

•	We may be adversely impacted by any significant broad-based financial crises and its impact on consumers, retailers and equity and debt markets as well as our ability to obtain required additional funding to conduct our business.

•	We are subject to significant competition.

ii

•	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease. We also develop, market and sell proprietary probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora.

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

We have performed nonclinical testing on MU1140, which has demonstrated the molecule’s novel mechanism of action. MU1140 has shown activity against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA, vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

The challenge presented by lantibiotics is that they have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Standard fermentation methods are used to make a variety of currently marketed antibiotics. When traditional fermentation methods are used to make lantibiotics the result has historically been the production of only minute amounts of the lantibiotic.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, in June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“ECC”) with Intrexon for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms. We continue to pursue our research and development and collaboration efforts with Intrexon in accordance with the terms of the Lantibiotic ECC toward the development of the MU1140 molecule and potential derivatives of the molecule. We commenced limited nonclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon, in the second half of 2013. Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. Since then, our exclusive collaboration generated a substantial number of homologs of MU1140, and we screened these homologs and found several candidates with either enhanced therapeutic profiles or different specificities against resistant bacteria from that of the parent compound, MU1140. The decision to examine these new homologs of MU1140 meant we had to reproduce the fermentation and purification steps on at least 10-15 homologs. Each homolog requires different optimizations for both the fermentation and purification steps and in many cases required a new approach. As such our work on the development of new lantibiotic homologs using genetically modified bacteria continues.

We are working with third party manufacturers to produce additional quantities of designated homologs, based upon the developments achieved from our work with Intrexon and outside contractors. The additional quantities of designated homologs that are needed for the consummation and pursuit of our nonclinical testing activities including the pre-IND meeting, technology transfer to a GLP manufacturing facility and the drug product necessary for completing all pre-IND studies are underway. We currently expect to have a pre Investigational New Drug (“IND”) meeting with the FDA in the second half of 2015 and thereafter be in a position to file the IND for a first-in-human clinical study in 2016. We will work aggressively in the course of our research and development to meet these events.

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

Since initial commercialization of our ProBiora3 products we have attempted to improve market awareness and sales of our oral probiotic product line with limited success to date and we have reduced our marketing expenditures accordingly to focus more on lantibiotics. The allocation of limited financial resources between research and development of lantibiotics for our other product candidates and sale and marketing efforts for our ProBiora3 products, among other factors, resulted in our December 2014 announcement that we would seek to explore strategic alternatives for the probiotic business. These alternatives could include joint ventures, strategic partnerships or alliances, a sale of the probiotic products business or other possible transactions. There can be no assurance that a transaction or agreement, will be consummated with terms favorable to us.

Live Biotherapeutic Products (LBPs)

On September 30, 2013, we entered into a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of LBPs, specifically the direct administration to humans of genetically modified bacterial LBPs for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (the “LBPs ECC”). Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases, is being reconsidered. Our initial planned focus was to develop a genetically engineered bacterial strain designed to deliver and release a therapeutic locally at the oral disease sites to target pain management, reduce inflammation, and improve patient outcomes in Behcets Disease (and/or Aphtous Stomatitis). In reviewing and considering the potential opportunities with Intrexon and our Key Opinion Leaders, we concluded that other therapeutic indications may be more commercially viable, and as such, we are exploring other options with respect to this collaboration.

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

Our SMaRT Replacement Therapy. Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. This enrollment difficulty was also present in our Phase 1a clinical trial. Due to the enrollment difficulties we encountered with our initial Phase 1a clinical trial and with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our focus for the SMaRT Replacement Therapy technology is on possible partnering opportunities that may exist or for consideration in our LBP program.

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

Our Products and Product Candidates

We are currently developing our antibiotic product candidate, MU1140 as well as other homolog antibiotic product candidates, researching LBPs, commercializing our ProBiora3 probiotic products and have other product candidates, including SMaRT Replacement Therapy positioned for outlicensing or partnering. We seek to protect our products and product candidates through patents and patent applications. Our products and product candidates are protected by eight issued U.S. patents and five filed U.S. patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or UFRF, and patent applications we filed in connection with our exclusive license agreement with Texas A&M University System. We are the exclusive worldwide licensee to the patents for our antibiotic product candidate, MU1140, and SMaRT Replacement Therapy, which are owned by the UFRF. We also have worldwide commercialization rights to each of these product candidates. We co-own the intellectual property for certain homologs of our MU1140 and SMaRT Replacement Therapy product candidates with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property.

Product/Candidate	Description	Application	Status
Antibiotics	MU1140 and homologs: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Nonclinical testing

Live Biotherapeutic Products	Bacteria based biotherapeutics	Oral cavity diseases	Early stage R&D

ProBiora3	ProBiora3: Blend of three beneficial oral care probiotic bacteria	Oral health, teeth whitening, breath freshening (for humans, and companion pets)	Commercial (GRAS, Food)

LPT3-04	Naturally occurring chemical agent	Weight loss	Exclusively out- licensed

SMaRT Replacement Therapy	Genetically modified strain of S. mutans that does not produce lactic acid	Dental carries-tooth decay	Positioned for partnership opportunities

MU1140, Homologs of MU1140 and Other Lantibiotics

In the course of research and development MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. MU1140 shows activity against all Gram positive bacteria against which it has been tested, including those responsible for a variety of healthcare-associated infections, or HAIs.

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon. Through this collaboration we intend to develop lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients (API) toward the goal of commercialization for the treatment of infectious diseases in humans and companion animals. Intrexon is a leader in the field of synthetic biology and we believe a portion of their technologies covered by the Lantibiotic ECC helped to produce sufficient quantities of native MU1140 as well as a potential pipeline of other MU1140 homologs to initiate nonclinical testing.

We previously produced a synthetic version of MU1140 known as MU1140-S, but we determined to cease our pursuit of its further development due to the manufacturing process involved.

Market Opportunity

The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the Centers for Disease Control and Prevention, or CDC, HAIs are estimated to occur in approximately 5% of all acute-care hospitalizations. The CDC also estimates that the total direct medical cost to the U.S. healthcare system from HAIs is between $35.7 billion to $45 billion annually. Cubicin, a Gram positive lipopeptide antibiotic which was launched in the US market in November 2003 by the biotechnology company Cubist, had 2012 global sales of $926.4 million. In 2013, Cubist announced the acquisition of two companies Optimer and Trius each of which was for consideration over $800M. In 2014, Cubist was acquired by Merck for a total transaction value of $9.5 billion.

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

Lantibiotics such as MU1140 are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since the first lantibiotic, nisin, was discovered. Lantibiotics are known to be potent antibiotic agents; however, attempts to investigate their clinical usefulness have generally met with failure due to the inability to produce sufficient pure amounts of any of these molecules to be able to test them as a therapeutic agent for the treatment of infectious diseases. Standard fermentation methods, such as those used to make a variety of other antibiotics, have historically resulted in the production of only minute amounts of the lantibiotic.

Our Solution

To develop homologs of MU1140 paired with high producing strains to the point of commercialization or partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram positive bacteria, including MRSA, VRE, C. difficile., Mycobacterium tuberculosis or, and Bacillus anthracis.

Our Strategy

In collaboration with Intrexon, we are developing and testing recombinantly derived homologs of the native MU1140 molecule with better overall therapeutic profiles. The data generated in collaboration with Intrexon over the past few years enabled us to engineer hundreds of homologs of MU1140, and select those homolog candidates with a better profile, including homologs of higher activity and stability, lower toxicity and with a scalable manufacturability. The best homolog candidates were further developed internally and through the use of several Contract Research Organizations (“CROs”). We believe that this strategy represented the best and most efficient path to produce sufficient quantities of MU1140 homologs, to support continued research, selection of a lead candidate, nonclinical studies, clinical studies and ultimately commercialization. We currently anticipate the eventual selection of a single lead drug candidate in 2015.

Regulatory Status

We have performed nonclinical testing on MU1140 which has demonstrated the molecule’s novel mechanism of action. We began additional nonclinical activities on MU1140 under the ECC with Intrexon in the second half of 2013 and activities have expanded with new identified homologs as available. These nonclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates. This work is being done primarily through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. We expect that we will be in a position to file an Investigational New Drug (IND) application with the FDA in 2016 with a pre-IND meeting in the second half of 2015.

Manufacturing

Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We continue to improve on the manufacturing through collaborations with fermentation and purification experts and third party CROs, and through the hire of key personnel who will be able to further optimize and scale up the production/purification scheme internally. Our determination to examine many new homologs of MU1140 resulted in the need to reproduce the fermentation and purification steps on at least 10-15 identified homolog candidates. Each homolog requires different optimizations for both the fermentation and purification steps and in many cases required a new approach. As such our work on the development of new lantibiotic homologs using genetically modified bacteria continues. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of a MU1140 homolog and deliver a step in validating the lantibiotics platform targeting infectious diseases.

We are working with a third party manufacturer to produce additional quantities of designated homologs, based upon the developments achieved from our work with Intrexon and outside contractors. The production of additional quantities of designated homologs that are needed for the consummation and pursuit of our nonclinical testing activities supporting the pre-IND meeting is currently underway.

Live Biotherapeutic Products (LBPs)

The strategy is to develop genetically engineered safe bacterial strains designed to produce, deliver and release therapeutics locally at oral disease sites to prevent or cure a disease. This ECC collaboration with Intrexon is based upon utilizing Intrexon’s synthetic biology expertise and proprietary technologies and Oragenics’ knowledge and experience in utilizing genetically modified bacteria (SMART therapy). While we previously anticipated that bacterial prototypes would start becoming available in the second half of 2014 and migrate to genetically modified probiotics that can produce cytokine therapeutics for Behcet’s or Aphthous Stomatitis in mid-2015 toward the goal of proof of concept studies in animals. We are now considering the pursuit of other therapeutic indications that may be more commercially-viable in the long run.

This ECC collaboration with Intrexon is based upon utilizing Intrexon’s synthetic biology expertise and proprietary technologies and Oragenics’ knowledge and experience in utilizing genetically modified bacteria (SMART therapy). We still believe in the potential of specifically targeting several diseases with bacteria engineered to deliver therapeutic agents directly to the target with high specificity and safety.

Market Opportunity

We believe the market for the treatment of diseases of the oral cavity, throat, sinus and esophagus, through LBPs to be potentially significant and provide opportunities to treat currently unmet medical needs.

Our Solution

Together with Intrexon, we are exploring the use of genetically modified bacteria to treat oral indications. By inserting genes that can allow the chosen bacteria to excrete a therapeutic agent, we believe we can engineer these bacteria to produce a variety of specific agents which might be used to treat disease and symptoms.

Our Strategy

We had expected to develop a full research plan in 2014 and then begin the work in 2015 of choosing the required bacteria and therapeutic agents, however, we are reviewing and considering the potential opportunities with Intrexon and our Key Opinion Leaders, and we have concluded that therapeutic indications other than those originally considered may be more commercially viable, and as such, we are analyzing these indications with the goal of developing a research plan.

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

Manufacturing

We believe once we have established the bacteria and the correct therapeutic agent, manufacturing the product for nonclinical development work, pre-IND work and eventually human clinical trials will follow standard methodologies and use standard processing and scale-up techniques.

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

Market Opportunity

Probiotics are live microorganisms that confer a health benefit to their host when administered in sufficient amounts. The beneficial bacteria in a probiotic formulation help to maintain a healthy balance of bacteria in the body. Examples of common probiotic applications are yogurt containing live cultures, acidophilus capsules to improve digestion, and products for improved immune system and vaginal and urinary tract health. According to a report published by MarketsandMarkets (www.marketsandmarkets.com), the overall probiotic market was valued at $24.23 billion in 2011 and is expected to grow at a CAGR of 6.8% from 2012 to 2017. In 2011, Asia-Pacific led the global market with share of 40.0% followed by Europe and North America in terms of revenue. Probiotics products are relatively more common in Asia and Europe, accounting for 42% and 30% of the global market. The probiotics market in the United States, however, is emerging, and products that address gastrointestinal problems and other uses are rapidly becoming available, especially as dietary supplements and cultured foods and beverages. According to Transparency Market research (http://www.transparencymarketresearch.com/probiotics-market.html), probiotic foods & beverages are the dominant segments in the global market and are expected to grow at a CAGR of 6.8% from 2013 to 2018. Probiotic demand for food & beverage segment is estimated to reach USD 37.9 billion in 2018. Following food and beverages, the market for dietary supplements and animal feed are also witnessing significant growth.

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

Manufacturing

We have contracted with multiple suppliers to either manufacture, blend, tablet, and/or package our products. We currently have one supplier that is able to produce the three strains of bacteria needed to produce ProBiora3. We currently have a contract with this manufacturer for the production and supply of only one strain and we are currently in the process of negotiating a contract for the supply and production of the other two strains. We currently have enough ProBiora3 to meet our currently expected needs for all of 2015. This supplier uses proprietary methodologies to produce these three strains of bacteria. We have one supplier who is able to blend and tablet EvoraPlus, EvoraKids, and EvoraPro. We have one additional supplier that is able to tablet EvoraPlus, EvoraKids, and EvoraPro. We have several suppliers that are currently able to package our products. We have one supplier that is able to blend and package EvoraPet.

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

Other Product Candidates and Technologies

LPT3-04 Weight Loss Product

In the course of our SMaRT Replacement Therapy research, our scientific team also discovered that consumption of a significant amount of LPT3-04, a naturally occurring compound which is normally consumed in the human diet in small amounts, resulted in dose-dependent weight loss in experimental animal models. In December 2013 we entered into an exclusive licensing arrangement of our LPT3-04 weight-loss product candidate for further development to LPThera LLC (“LPThera”). LPThera LLC is a newly formed entity that will need to raise capital to further pursue the opportunity presented by our LPT3-04 product candidate. LPThera LLC was formed by a former consultant to the Company who became an employee effective in April 2014. The exclusive license agreement we granted to LPThera, provides LPThera the exclusive worldwide royalty bearing license to develop, make or have made, use, sell, offer for sale, market and promote the LPT3-04 for use under our technology. LPThera may sublicense the rights described without our written consent, but shall provide notice to us of any sublicense granted.

Under the LPT3-4 license agreement as amended in March 2014, LPThera has agreed to achieve the following development milestones within the following time frames:

Development Milestones		Completion date
1.	Fundraising to support nonclinical and animal studies	Q2 2015
2.	Formulation development	Q3 2015
3.	Complete required nonclinical, exploratory animal and GLP animal studies	Q3 2018
4.	Complete required Investigational New Drug (“IND”) human clinical studies	Q3 2020
5.	First Regulatory Approval (as defined in the LPT3-4 license agreement)	Q3 2021
6.	First Commercial Sale (as defined in the LPT3-4 license agreement)	Q3 2021

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

While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive study enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. Due to the enrollment difficulty we encountered with our initial our Phase 1a clinical trial and then with our phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our current efforts are primarily focused on possible partnering opportunities that may exist for our SMaRT Replacement Therapy. There can, however, be no assurances that we will be able to negotiate acceptable terms with a licensee or partner.

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

MU1140 –We have exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S. patent numbers 6,964,760; 7,067,125; 6,391,285; 6,475,771 and the following foreign patents based on the technology in the ‘469 patent: Australian patent number 7488871, Canadian patent number 2295986, European patent number 1019084 validated in France, Germany, Ireland, Italy, Spain, Sweden and United Kingdom. Our license is for the period of the patents, which expire between 2017 and 2019 subject to the performance of terms and conditions contained therein.

SMaRT Replacement Therapy – We have exclusively licensed the intellectual property for our replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. Our license is for the period of the patent, subject to the performance of terms and conditions contained therein. We have in licensed technology from Texas A&M University (discussed below) which may enable us to design a second generation of SMaRT Replacement Therapy which could result in the potential for a new exclusivity period from that provided by the SMaRT Replacement Therapy patent.

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

Texas A&M License Agreement

In December 2011, we entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) for access to new homologs of the lantibiotic Mutacin 1140 (MU1140) and other lantibiotics with improved pharmacological properties and structural features. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement

Therapy for Dental Carries.” We have had a longstanding relationship with Dr. James Leif Smith, one of the co-authors of the patent application. Dr. Smith is an Associate Professor in the Department of Biology at Texas A&M University and the Founder and Chair of Biotech Analyst Group, LLC, since 2006.

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

Pursuant to the Texas A&M license agreement, we are obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000 , (ii) completion of Phase II clinical trial of a product using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of a product using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of a product using the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years once sales begin, Texas A&M, at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. In addition, products using the licensed technology must be substantially manufactured in the United States. We expect to seek an amendment to extend the enrollment milestones.

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

Under the Lantibiotic ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2014.

Our Live Biotherapeutic Products/ ECC

On September 30, 2013, we entered into the LBPs ECC with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “LBPs Program”). The LBPs ECC establishes committees comprised of our representatives and Intrexon representatives that will govern activities related to the LBPs Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. Currently, the Joint Steering Committee has established projects for the LBPs Program and established the priorities, as well as approved the budgets for such projects.

The LBPs ECC grants us an exclusive worldwide license to utilize Intrexon’s Technology to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Intrexon’s written consent. Under the LBPs ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of probiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate probiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

We will pay Intrexon 10% of the net sales derived from the sale of products developed from the exclusive channel collaboration relating to the LBPs Program. We have likewise agreed to pay Intrexon a percentage of revenue obtained from a sublicensee in the event of a sublicensing arrangement. The percentage of the revenue to be paid will be determined at the time that a sublicense agreement is negotiated.

We have agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the LBPs ECC), (iii) our breach of a material representation, warranty or covenant in the LBPs ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Company Product.

We may voluntarily terminate the LBPs ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the LBPs ECC if we breach the LBPs ECC and fail to cure the breach within 60 days or we do not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the LBPs ECC.

Upon termination of the LBPs ECC, we may continue to develop and commercialize any Company Product that, at the time of termination, satisfies at least one of the following criteria:

•	commercialized by us;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the field of the LBPs Program.

Our obligation to pay 10% of net sales and the milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Company Products will survive termination of the LBPs ECC.

In addition, in partial consideration for each party’s execution and delivery of the LBPs ECC, on September 30, 2013 we entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, we paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the LBPs ECC. The Technology Access Fee was paid to Intrexon by us through the (i) issuance of 1,348,000 (at $3.00 per share) shares of our common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which was payable, at our option, in cash or shares of our common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required us to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price was equal to the closing price per share of our common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, we issued 698,241 shares of our common stock to Intrexon in satisfaction of principal and interest due on the Convertible Note at a conversion price of $2.82 per share.

On September 30, 2013 we also sold to Intrexon 1,300,000 shares of our common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The proceeds from this sale are expected to be used for development of our key initiatives relating to the LBPs Program, and general corporate purposes.

Under the SPIA and as part of the LBPs ECC, we have also agreed to make certain payments to Intrexon upon our achievement of designated milestones. The milestone payments are each payable to Intrexon, at our election (subject to an election right of Intrexon if the milestone is achieved by a sublicensee), either in cash or in shares of our common stock (using the fair market value of the shares to calculate the number of shares to be issued to Intrexon in lieu of cash). The Commercialization Milestone Events and amounts payable are as follows:

•	$2,000,000 within thirty (30) days of the dosing of a patient by us or on behalf of us, or an Affiliate (as that term is defined in the LBPs ECC) or our permitted sublicensee, in a phase II clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$5,000,000 within thirty (30) days of the first meeting of the primary endpoint by us or on our behalf, or an Affiliate or our permitted sublicensee, in a phase III clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$10,000,000 within thirty (30) days of the first to occur of (a) the First Commercial Sale (as that term is defined in the LBPs ECC) of a Company Product, or (b) the approval of a New Drug Application (as that term is defined in the LBPs ECC) for a Company Product by the FDA or equivalent regulatory action in a foreign jurisdiction.

None of the LBPs ECC milestones had been achieved as of December 31, 2014.

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

FDA Regulation—Biological Products and New Drug Products

Under the FDCA all new drugs and biological products are subject to pre-market approval by the FDA. In contrast to chemically synthesized small molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biological products are generally derived from living material—human, animal, or microorganism—are complex in structure, and thus are usually not fully characterized. Biological products include blood-derived products, vaccines, in vivo diagnostic allergenic products, immunoglobulin products, products containing cells or microorganisms, and most protein products. Biological products subject to the Public Health Service, or PHS, Act also meet the definition of drugs under the FDCA, therefore both biological products and drugs are regulated under provisions of the FDCA. However, only biological products are licensed under the PHS Act. The overall development process for biological products is similar to that for drugs. The steps ordinarily required before a biological product or new drug may be marketed in the United States include:

•	completion of nonclinical studies according to Good Laboratory Practice, or GLP, regulations;

•	the submission of an IND application to the FDA, which must become effective before human clinical trials may commence;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed biological product or new drug for its intended use;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is manufactured, processed, packaged or held to assess compliance with GMPs; and

•	the submission to, and review and approval by, the FDA of a biologics license application, or BLA, or new drug application, or NDA, that includes satisfactory results of nonclinical testing and clinical trials.

Nonclinical tests include laboratory evaluation of the product candidate, its formulation and stability, as well as animal studies. The FDA requires that nonclinical tests be conducted in compliance with GLP regulations. The results of nonclinical testing are submitted as part of an IND application to the FDA together with manufacturing information for the clinical supply, analytical data, the protocol for the initial clinical trials and any available clinical data or literature. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. FDA may also impose clinical holds at any time before or during studies due to safety concerns or non-compliance.

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

If the required Phase 1, 2 and 3 clinical testing is completed successfully, the results of product development, nonclinical studies and clinical trials, descriptions of the manufacturing process and other relevant information concerning the safety and effectiveness of the biological product or new drug candidate are submitted to the FDA in the form of a BLA or NDA. In most cases, the BLA or NDA must be accompanied by a substantial user fee. The FDA may deny a BLA or NDA if all applicable regulatory criteria are not satisfied or may require additional data, including clinical, toxicology, safety or manufacturing data. It can take several years for the FDA to approve a BLA or NDA once it is submitted, if at all, and the actual time required for any product candidate may vary substantially, depending upon the nature, complexity and novelty of the product candidate. Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve a BLA or NDA unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements.

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

A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof that there is a reasonable assurance of a device’s safety and efficacy to the FDA’s satisfaction. The PMA pathway is much more costly and lengthy than the 510(k) pathway. A PMA application typically must provide extensive nonclinical and clinical trial data and also information about the device and its components including, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which impose elaborate testing, control, documentation and other quality assurance procedures. Upon acceptance by the FDA of what it considers a completed filing, the FDA commences an in-depth review of the PMA application, which typically takes from one to two years, but may last longer. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification affecting the safety or effectiveness of the device.

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

MU1140 Homologs and Other Lantibiotics

MU1140 will likely compete directly with antibiotic drugs such as vancomycin and newer drugs, including Cubicin (daptomycin) and Zyvox (linezolid). Given the growing resistance of target pathogens to even new antibiotics, we believe that there is ample room in the marketplace for additional antibiotics. Many of our competitors are taking approaches to drug development differing from our approach, including using traditional screening of natural products; genomics to identify new targets, and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing, and distribution. Our lantibiotic development will depend on our success in developing MU1140 and/or homologs and to the point of commercialization or partnership and in the process securing and protecting our intellectual property.

Live Biotherapeutic Products

There are several companies pursuing the area of genetically modified bacteria for use in treating symptoms and disease. Several large pharmaceutical companies are also thought to be looking at this area and they have significantly more resources than we do.

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

Patents

We attempt to protect our technology and products through patents and patent applications. We have a portfolio of patents and patent applications covering certain of our product candidates and other technologies. As of December 31, 2014, we held approximately: two U.S. issued patents, five U.S. patent applications pending, two Patent Cooperation Treaty pending applications, twenty eight foreign issued patents, and eleven twenty-two foreign patent applications pending. In addition, as of December 31, 2014, we have licenses for approximately six U.S. issued patents, zero U.S. patent applications pending, eleven foreign issued patents and zero foreign patent application pending. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the fee.

The following table sets forth information as of December 31, 2014 regarding each of our currently held or licensed United States patents:

Antibiotics

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
5,932,469	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

6,391,285	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

6,475,771	2017	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

6,964,760	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

7,067,125	2019	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

ProBiora3

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
7,931,892	2027	Compositions and Methods for the Maintenance of Oral Health	Owned	USA

8,865,156	2025	Compositions and Methods for the Maintenance of Oral Health	Owned	USA

SMaRT

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
5,607,672	2015	Replacement Therapies for Dental Caries of Oral Health	Exclusive License	USA

We have exclusively licensed the intellectual property for our MU1140 antibiotic product candidate, and SMaRT Replacement Therapy from the UFRF. Our exclusive license agreements extend to the patent expiration dates. See “Our In-Licensed Technology Agreements.” We co-own the intellectual property for certain homologs of our MU1140 product candidate with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property.

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

Trademarks

Our trademarks are of material importance to our business. We have developed many brand names and trademarks for our products. Accordingly, our future success may depend in part upon the goodwill associated with our brand names. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, IVIAT™ and CMAT™, LPT3-04™, and DPOLT™. We currently have pending with the U.S. PTO, applications for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives). We also hold U.S. trademark registrations for EVORAKIDS ®, EVORAPRO ®, EVORAPLUS ®, TEDDY’S PRIDE ®, STREPTOCOCCUS ORALIS KJ3®, STREPTOCOCCUS RATTUS JH145®, STREPTOCOCCUS UBERIS KJ2®, PROBIORA3® and ORAGENICS® (oral care probiotic preparations). We hold a European Community trademark registration for PROBIORA3®. Finally, we have applications pending and/or registered for key oral care probiotics brand marks in an additional 13 14 countries.

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

Government Grants

We have received funding from government agencies under the National Science Foundation’s and National Institute of Health’s Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future and additional funding from this source may not be available. In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

Research and Development Costs

We have spent $3,065,053 and $9,358,957 on research and development of our technologies during the years ended December 31, 2014 and 2013, respectively. Approximately $6,000,000 of the 2013 research and development costs for 2013 consisted of a one-time up front Technology Access Fee we paid to Intrexon.

Employees

We have twelve full-time employees and one part-time employee. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $5.8 million and $16.1 million for the years ended December 31, 2014, and 2013, respectively. As of December 31, 2014 our accumulated deficit was approximately $75.9 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and LBPs (“LBPs Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) and LBPs Program using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. As a result of the approximately $14.0 million in net proceeds from our private placement of common stock in September 2013 and our underwritten public offering in November 2013, we anticipate that our cash resources as of December 31, 2014 will be sufficient to fund our operations through March 2016. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Because we currently expect to devote a significant portion of our resources to develop and commercialize product candidates under our Lantibiotics Program and our LBPs Program with Intrexon and for ProBiora3 sales and marketing efforts further progress with the development of our other product candidates may be significantly delayed and may depend on the success of our development efforts involving our antibiotic candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time beyond twelve months, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned nonclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We may be unable to find a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of our MU1140 homologs product candidate.

Our antibiotic product candidates, all homologs of MU1140, are produced by our strain of S. mutans and variants thereof. To date, it has been produced only in laboratory cultures. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its nonclinical testing. In June of 2012 we entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. While preliminary results from these efforts have demonstrated progress in the increase in production of MU1140, we will need to contract with a third party manufacturer to produce additional quantities of each homolog in order to be able to pursue further nonclinical testing. If we are not able to utilize fermentation methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 homologs or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 homologs or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved to our knowledge, so there are additional risks that such efforts will not be successful. The Intrexon technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of a MU1140 homolog or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to produce MU1140 homologs in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate and our financial condition and results of operations will be materially adversely affected.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $939,926, $949,593 and $1,194,878 for the years ended December 31, 2014, 2013 and 2012, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue.

We are currently exploring strategic alternatives for our probiotic business and there can be no assurance that such strategic alternatives will result in any successful agreements or transactions.

In December of 2014, we announced that we would explore strategic alternatives for the probiotic business. These alternatives could include joint ventures, strategic partnerships or alliances, a sale of the probiotic products business or other possible transactions. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program and our LBPs Program and their successful commercialization.

Our product candidates under our Lantibiotics Program and LBPs Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates including MU1140 or any homologs thereof we may develop. We have performed extensive nonclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon. We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the second half of 2016. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

Our exclusive channel partnering arrangements with Intrexon are based on an early stage technology in the fields of lantibiotic and probiotics.

Our exclusive channel collaboration arrangement with Intrexon contemplates the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics and LBPs. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

We will incur additional expenses in connection with our exclusive channel collaboration arrangements with Intrexon.

Pursuant to our exclusive channel collaborations with Intrexon under our Lantibiotics Program and LBPs Program, we are responsible for future research and development expenses of product candidates developed under such collaborations, including those incurred by Intrexon for research on our behalf as provided in the ECC Agreements with Intrexon. As a result we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our ECCs are difficult to predict. Although all manufacturing, nonclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our Lantibiotics Program and LBPs Program with Intrexon.

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

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize lantibiotic products and LBPs products.

Under our ECCs with Intrexon we are responsible for, among other things, funding the further anticipated development of lantibiotics and LBPs toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 18 months, neither we nor Intrexon may terminate the ECC’s, except under limited circumstances. Intrexon may terminate such agreements if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the ECC’s and if the ECC’s are terminated it would prevent us from achieving our business objectives.

Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

Our MU1140 homologs and other product candidates are in early stage development and will require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We recently determined to cease pursuit of our second Phase 1 clinical trial for SMaRT Replacement Therapy. There can be no assurance we will be able to establish a partner relationship or sublicense our Replacement Therapy technology for future development. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed extensive nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during the remainder of 2015. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program and LBPs Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

We currently have no manufacturing facilities and are dependent upon establishing relationships with independent manufacturers to supply our product needs. Although we have qualified and used at least two contract manufacturers for each step in our manufacturing process, we do not have a long-term supply agreement or commitment with any of our manufacturers. One supplier had produced two of the three strains of bacteria needed to produce ProBiora3 and one supplier is able to produce one of the strains of bacteria needed to produce ProBiora3. These suppliers use proprietary methodologies to produce these three strains of bacteria. During the second quarter of 2014. we received notice from the supplier producing two of the three bacteria strains needed to produce our ProBiora3 products, that it will discontinue manufacturing such strains effective December 20, 2014. While we are actively seeking another supplier, there can be no assurances that we will be able to secure an alternate supplier or that the terms of such arrangements would be economically viable. If our manufacturers are unable or unwilling to produce our ProBiora products in sufficient quantities, or at all, at acceptable pricing in accordance with specifications we establish from time to time we would need to find alternative manufacturers that are qualified. If, in such instances, we are unsuccessful in obtaining alternative manufacturers, it could impair our ability to sell our ProBiora3 products and would have a negative impact on our revenues and profitability. In addition, competitors who own their manufacturing facilities may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

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

All of our contract manufacturers must comply with the applicable GMPs, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable GMPs and other FDA regulatory requirements, we may be subject to product liability claims, the availability of marketed products for sale could be reduced, our product commercialization could be delayed or subject to restrictions, we may be unable to meet demand for our products and may lose potential revenues and we could suffer delays in the progress of nonclinical testing and clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Moreover, while we may choose to manufacture our products ourselves in the future, we have no experience in the manufacture of pharmaceutical or biological products for clinical trials or commercial purposes. If we decide to manufacture products, we would be subject to the regulatory requirements described above. In addition, we would require substantial additional capital and would be subject to delays or difficulties encountered in manufacturing pharmaceutical or biological products. Regardless of the manufacturer of our products, we will be subject to continuing obligations regarding the submission of safety reports and other post-market information.

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

We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire a permanent CEO could harm our business

Our performance is substantially dependent on the continued services and on the performance of our senior management and scientific team, who have extensive experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees (Dr. Martin Handfield and Mr. Albert Fosmoe). In October 2014, Dr. John Bonfiglio our Chief Executive Officer resigned and our Board of Directors is working to identify a successor. Mr. Michael Sullivan, Certified Public Accountant who was hired in February 2012 as our Chief Financial Officer, is currently acting as our Interim Principal Executive Officer while a replacement for Dr. Bonfiglio is being sought. The loss of the services of senior management or any key employees could harm our ability to develop and commercialize our product candidates. We have no key man life insurance policies.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 and homologs has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies with any MU1140 and homolog. It is possible that when these studies are conducted, they will show that our antibiotic candidates are ineffective or harmful in humans. If MU1140 and homologs are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. If we are unable to generate revenues from the first generation of MU1140 and homologs, or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

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

Our product and product candidates are protected by patents and patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc. (“UFRF”) and Texas A&M University. We are the exclusive worldwide licensee to the patents for SMaRT Replacement Therapy and MU1140, which are owned by the UFRF. Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

The FDA then imposed multiple clinical holds with respect to the Phase 1 clinical trials of the attenuated strain. Specifically, we received clinical hold letters in May 2003, February 2004, June 2007 and August 2007. In connection with the clinical hold letter in May 2003, the FDA requested that we provide nonclinical data on eradication of the attenuated version of the SMaRT strain once it had been implanted and a plan for the eradication of the attenuated strain in the trial subjects and their spouse or partners. In an April 2004 meeting, the FDA suggested that we conduct two eradication trials: one in subjects without teeth, and, if successful, another trial in subjects with teeth. We submitted revised protocols in accordance with FDA’s suggestions, and in November 2004 the FDA lifted the clinical hold for the attenuated strain.

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

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates we will be unable to generate revenues.

The production and marketing of products which may be developed from our MU1140 product candidate, our SMaRT Replacement Therapy product candidate or any other product candidates from our Lantibiotics Program and LBPs Program or otherwise and our research and development, nonclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

If we fail to obtain regulatory approval for our product candidates, or if the FDA fails to lift the clinical hold on our IND for non-attenuated version of SMaRT, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

•	our belief that SMaRT Replacement Therapy is one of the first genetically modified bacterial strains for use in humans, which may cause the FDA to proceed with additional caution;

•	difficulties in finding a partner with the resources to support large and expensive clinical development and commercialization costs;

•	findings in nonclinical studies;

•	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of patient population, proximity of patients to clinical sites, eligibility criteria for the trial, nature of the trial protocol, the availability of approved effective treatments for the relevant condition and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug or biologic-related side effects experienced by patients in a clinical trial; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the trial, lack of efficacy, side effects, or personal issues, or who are lost to further follow up.

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

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of any of our product candidates, or will otherwise satisfy regulatory requirements. Our nonclinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

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

The commercial success of our ProBiora3 products, our MU1140 and homologs antibiotic product candidates, and any of our other product candidates and technologies, will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

As of February 26, 2015, the KFLP, together with members of the Koski family, beneficially owns approximately 34.7% of our outstanding shares of common stock and Intrexon, together with its CEO, beneficially owns approximately 27.2% of our outstanding shares of common stock. After March 23, 2015 the KFLP’s aggregate beneficial ownership will be 30.8% due to the expiration of outstanding warrants that are not in-the-money currently. Additionally, Christine L. Koski and Robert C. Koski, serve on our Board of Directors. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

The trading price of our common stock has historically been, and may in the future be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

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

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 27,382,830 shares as of December 31, 2012 to 36,178,944 shares as of December 30, 2014.

In connection with the Lantibiotic ECC that we entered into on June 20, 2012, we will a be required to issue additional shares of our common stock of up to 4.5% of our then outstanding common stock to Intrexon upon meeting certain commercialization milestones.

In connection with the new LBPs ECC we entered into on September 30, 2013, we will be required, at our option, to pay up to $17.0 million cash to Intrexon or issue up to $17.0 million of additional shares of our common stock to Intrexon upon meeting certain commercialization milestones. We also issued the Convertible Note in the amount of $1,956,000 which is payable, at our option, in cash or shares of our common stock. On December 18, 2013, we issued to Intrexon 698,241 shares of our common stock in connection with the conversion of the Convertible Note.

You may also incur additional dilution if performance awards are made pursuant to any long term incentive programs for executives and non-employee directors we may put into place or holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. For example, during the year ended December 31, 2013 we issued an aggregate of 727,090 shares of our common stock to our executive officers and non-employee directors pursuant to performance awards under our long term incentive which expired on December 31, 2014. During the year ended December 31, 2014, as part of our non-employee director compensation program we issued an aggregate of 50,000 shares of our common stock to our non-employee directors under the Company’s 2012 Equity Incentive Plan.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 27,382,830 shares as of December 31, 2012 to 36,178,944 as of December 31, 2014.

As of December 31, 2014, there were 36,178,944 shares of our common stock outstanding, with another 2,532,094 shares of common stock issuable upon exercise of warrants to investors, 820,865 shares issuable upon exercise of options outstanding and an additional 1,501,673 shares available for option grants under our 2012 Equity Incentive Plan. The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on September 30, 2013 we issued 1,348,000 restricted shares of our common stock to Intrexon as part of the technology access fee for the LBPs ECC and on the same date we also sold 1,300,000 restricted shares of our common stock to Intrexon in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

In November 2012 we entered into a new one year lease for executive offices located at 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634 which replaced our existing lease space located at the 3000 Bayport Drive location in Tampa. The new lease location has become our principal executive office and is also being used for sales and marketing and product distribution. The office space is approximately 4,168 square feet. In October 2013 we renewed this lease through February 2017. The 12-month lease costs for the year ended December 31, 2014 were $76,124 which includes insurance, taxes and utilities. Lease payments are capped during the term.

In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The 12-month lease costs for the year ended December 31, 2014 were $119,357 which includes insurance, taxes and utilities. Lease payments are capped during the term which expires in November 2019. We expect the location in Alachua, Florida to continue to be used primarily as our research and laboratory space. There were $-0- in leasehold improvements in 2014 and 2013. On July 13, 2014 we amended the lease for our Alachua, Florida facility. The lease term was extended from an expiration date of December 1, 2014 to an expiration date of November 30, 2019. The monthly lease payments are initially $10,219 per month with annual rent increases of 3%. We may terminate the lease for this facility prior to November 30, 2019 upon the payment of nine months’ rent in advance. All other terms of the original lease are unchanged and remain in effect.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE MKT beginning April 10, 2013 under the ticker symbol “OGEN” (we had been quoted on the over-the counter (OTC) Bulletin Board under the ticker symbol “OGEN” between September 21, 2012 and April 9, 2013 and under the ticker symbol “ORNI” between December 22, 2008 and September 20, 2012). The following table sets forth the high and low bid quotations of our common stock reflected on the OTC Bulletin Board for the first quarter and the applicable portion of the second quarter in 2013, thereafter the information is based on NYSE MKT high and low sales prices. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on February 13, 2015 was $0.91 per share. As of February 13, 2015, there were approximately 56 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

Period	2014		2013
	High	Low	High	Low
First quarter	$4.65	$2.80	$4.12	$2.30
Second quarter	$3.11	$1.56	$3.99	$2.50
Third quarter	$2.05	$1.20	$3.49	$2.71
Fourth quarter	$1.29	$0.74	$3.32	$2.40

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

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2014. The Company has no publicly announced share repurchase programs.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease. We also develop, market and sell proprietary oral cavity probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora.

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

We have performed nonclinical testing on MU1140, which has demonstrated the molecule’s novel mechanism of action. MU1140 has shown activity against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA, vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

The challenge presented by lantibiotics is that they have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Standard fermentation methods are used to make a variety of currently marketed antibiotics. When traditional fermentation methods are used to make lantibiotics the result has historically been the production of only minute amounts of the lantibiotic.

In order to meet the challenge associated with producing sufficient quantities of MU1140 for our clinical trials and ultimately our commercialization efforts, in June 2012, we entered into an exclusive channel collaboration agreement (the “Lantibiotic ECC”) with Intrexon corporation (“Intrexon”) for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms. We continue to pursue our research and development and collaboration efforts with Intrexon in accordance with the terms of the Lantibiotic ECC toward the development of the MU1140 molecule and potential derivatives of the molecule. We commenced limited nonclinical activities on MU1140 developed under the Lantibiotic ECC with Intrexon in the second half of 2013. Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. Since then, our exclusive collaboration generated a substantial number of homologs of MU1140, and we screened these homologs and found several candidates with either enhanced therapeutic profiles or different specificities against resistant bacteria from that of the parent compound, MU1140. The decision to examine these new homologs of MU1140 meant we had to reproduce the fermentation and purification steps on at least 10-15 homologs. Each homolog requires different optimizations for both the fermentation and purification steps and in many cases required a new approach. As such, our work on the development of new lantibiotic homologs using genetically modified bacteria continues.

We are working with third party manufacturers to produce additional quantities of designated homologs, based upon the developments achieved from our work with Intrexon and outside contractors. The production of additional quantities of designated homologs that are needed for the consummation and pursuit of our nonclinical testing activities supporting the pre-IND meeting is currently underway. We currently expect to have a pre Investigational New Drug (“IND”) meeting with the FDA in the second half of 2015 and thereafter be in a position to file the IND for a first-in-human clinical study in 2016. We continue to work aggressively in the course of our research and development to meet these events.

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

Since initial commercialization of our ProBiora3 products we have attempted to improve market awareness and sales of our oral probiotic product line with limited success to date and we have reduced our marketing expenditures accordingly to focus more on lantibiotics. The allocation of limited financial resources between research and development of lantibiotics for our other product candidates and sale and marketing efforts for our ProBiora3 products, among other factors, resulted in our December 2014 announcement that we would seek to explore strategic alternatives for the probiotic business. These alternatives could include joint ventures, strategic partnerships or alliances, a sale of the probiotic products business or other possible transactions. There can be no assurance that a transaction or agreement, will be consummated with terms favorable to us.

Live Biotherapeutic Products (LBP)

On September 30, 2013, we entered into a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of LBPs, specifically the direct administration to humans of genetically modified bacterial LBPs for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (the “LBPs ECC”). Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases, is being reconsidered. Our initial planned focus was to develop a genetically engineered bacterial strain designed to deliver and release a therapeutic locally at the oral disease sites to target pain management, reduce inflammation, and improve patient outcomes in Behcets Disease (and/or Aphtous Stomatitis). After consulting several Key Opinion Leaders, we concluded that other therapeutic indications may be more commercially-viable in the long run. This approach is currently under consideration by management.

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

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2014, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the years ended December 31, 2014 and 2013, our net revenues were $939,926 and $1,032,233, respectively.

As of December 31, 2014 we had an accumulated deficit of $75,944,635 and we have yet to achieve profitability. We incurred net losses of $5,789,519 and $16,068,754 for the years ended December 31, 2014 and 2013, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $939,926 and $949,593 for the years ended December 31, 2014 and 2013, respectively. Future increases in net revenue for our ProBiora3 products will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products, which we have substantially scaled back. Our marketing efforts for our ProBiora3 products have had limited success to date as revenues have not significantly increased from period to period. We continue to consider options for marketing our ProBiora3 Products that can be cost-effective as we seek to manage the use of our cash resources relative to the research and development we are conducting for our other product candidates.

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

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Nonclinical research and development costs consist of our research activities, nonclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreements with Intrexon. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $3,065,053 and $9,358,957 for the years ended December 31, 2014 and 2013, respectively. Included in research and development expense for 2013 is the non-cash expense of $6,000,000 associated with an up-front payment of a technology access fee, consisting of the issuance of 1,348,000 shares of our common stock to Intrexon and the issuance of a convertible note to Intrexon for $1,956,000 in connection with the establishment of the LBPs ECC with Intrexon.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and nonclinical product development programs for our MU1140 product candidate and with respect to our LBPs projects. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA, which is not expected before 2017.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and LBPs ECC as to the planning and timing of the research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to fluctuate as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

We anticipate that our general and administrative expenses may continue to increase for, among others, the following reasons:

•	the exploring of strategic alternatives for, and sales and marketing of, our ProBiora3 products;

•	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;

•	the efforts we undertake from, time to time, to raise additional capital; and

•	the increased payroll, and stock based compensation, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

Our Probiora3 marketing plans to date have attempted to strike a balance between the expenses of marketing and the achievement of improved sales. Striking this balance toward the goal of improving sales has been a challenge as we endeavor to achieve improved sales with an amount of marketing expenditures that are acceptable to us given our limited available cash resources and our need for the use of such resources on the development of our other product candidates. We expect to continue to consider our efforts to market ProBiora3 and evaluate such efforts and the amount of expense to be incurred relative to the expected improvement in sales and the goal of achieving improved sales while we explore strategic alternatives for the consumer probiotic business.

Other Income (Expense)

Other income (expense) includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

As of December 31, 2014 and 2013, we have net operating loss carryforwards of approximately $69,735,000 and $64,151,000, respectively, to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,355,000 and $1,242,000 as of December 31, 2014 and 2013, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2034 and 2024, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

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

The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock-based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts.

Revenue Recognition

We recognize revenues from the sales of product when title and risk of loss pass to the customer, which is generally when the product is shipped.

We record allowances for discounts and product returns at the time of sales as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. We maintain a return policy that allows our customers to return product within a specified period of time. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or our product returns changes, the reserve will be adjusted. While we believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. We could experience different circumstances in the future with respect to our ProBiora3 products and these differences could be material.

We granted guaranteed rights of return at various times to certain customers. At this time there are two dental distributors with guaranteed rights of return. The dental distributors have a six month period in which to return purchases of our product. While orders are processed and shipped on these accounts we defer recognition of revenue until the customer provides notification to us that the product has sold through to the end consumer. Once notification has been received and verified, we will record revenue in that accounting period.

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

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and we reserve for the following: inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2014 and 2013 was $50,184 and $31,462, respectively.

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

Stock-Based Compensation

U.S. Generally Accepted Accounting Principles (“GAAP”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014 – 15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined its impact on the Company’s financial statements.

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

There are no other new accounting pronouncements issued or effective during 2014 that have had or are expected to have an impact on the Company’s financial statements.

Results of Operations:

	Years Ended		Three Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue, net	$939,926	$1,032,233	$220,504	$434,784
Cost of sales	369,597	343,354	90,521	79,364
Operating expenses:
Research and development	3,065,053	9,358,957	548,227	1,069,343
Selling, general and administrative	3,321,771	7,540,152	811,928	2,359,450

Total operating expenses	6,386,824	16,899,109	1,360,155	3,428,793

Loss from operations	(5,816,495)	(16,210,230)	(1,230,172)	(3,073,373)
Other income (expense):
Interest income	36,998	23,546	7,823	8,448
Interest expense	(4,030)	(17,538)	(1,174)	(14,199)
Local business tax	(5,789)	(9,035)	(49)	(211)
Other income (expense)	(203)	144,503	—	—

Total other income (expense), net	26,976	141,476	6,600	(5,962)

Loss before income taxes	(5,789,519)	(16,068,754)	(1,223,572)	(3,079,335)

Income tax benefit	—	—	—	—

Net Loss	$(5,789,519)	$(16,068,754)	$(1,223,572)	$(3,079,335)

For the Three Months Ended December 31, 2014 and 2013

Net Revenues. We generated net revenues of $220,504 for the three months ended December 31, 2014 compared to $434,784 in the same period in 2013; a decrease of $214,280. This decrease was attributable to a decrease in grant revenues of $59,463 reflecting the completion of the work related to the grant and a net decrease in ProBiora3 revenues of $154,818 relating primarily to the reversal in 2013 of accruals for estimated sales returns and allowances. There was no such accrual reversal in 2014.

Cost of Sales. Cost of sales were $90,521 for the three months ended December 31, 2014 compared to $79,364 in the same period in 2013; an increase of $11,157. The increase was primarily attributable to a net increase in scrap expense. Gross margin for the three months ended December 31, 2014 was 68.1% versus 69.0% for the same period in 2013.

Research and Development. Research and development expenses were $548,227 for the three months ended December 31, 2014 compared to $1,069,343 in the same period in 2013; a decrease of $521,116, or 48.7%. This decrease was primarily attributed to a net decrease in stock based compensation costs of $239,880 which was primarily related to awards under the 2012 Equity Incentive Plan allocated to research and development, and a net decrease in costs associated with our lantibiotic development of $328,310.

Selling, General and Administrative. Selling, general and administrative expenses were $811,928 for the three months ended December 31, 2014 compared to $2,359,450 in the same period in 2013; a decrease of $1,547,522, or 65.6%. This decrease was due to decreases in stock based compensation costs of $1,589,403 which was primarily related to the achievement of performance goals and the resulting awards under our 2012 Equity Incentive Plan that were made in 2013. No such awards were made in 2014.

Other Income (Expense). Other income (expense) was $6,600 for the three months ended December 31, 2014 compared to $(5,962)) in the same period in 2013; a change of $12,562. The change was primarily attributable to a decrease in interest expense of $13,025 in 2014 as compared to 2013 related primarily to the financing of a portion of the LBPs ECC Technology Access Fee in 2013 in the form of a convertible note. No such financing occurred in 2014.

For the Years Ended December 31, 2014 and 2013

Net Revenues. We generated net revenues of $939,926 for the year ended December 31, 2014 compared to $1,032,233 for the year ended December 31, 2013; a decrease of $92,307. The decrease in net revenues was primarily attributable to an increase in revenues relating to the sales of ProBiora3 products of $87,819 which was offset by a decrease in grant revenues of $82,640 reflecting the completion of the work related to the grant and an increase in sales returns and allowances of $103,831 due to the reversal in 2013 of accruals for estimated sales returns and allowances. There was no such accrual reversal in 2014.

Cost of Sales. Cost of sales were $369,597 for the year ended December 31, 2014 compared to $343,354 for the year ended December 31, 2013; an increase of $26,243. This increase was primarily attributable to an increase in sales of our ProBiora3 products. Gross margin for the year ended December 31, 2014 was 69.9% versus 71.0% for the year ended December 31, 2013.

Research and Development. Research and development expenses were $3,065,053 for the year ended December 31, 2014 compared to $9,358,957 for the year ended December 31, 2013; a decrease of $6,293,904, or 67.2%. This decrease was primarily attributable to the payment of a $6.0 million technology access fee through the issuance of common stock and a Convertible Note payable to Intrexon pursuant to the terms of the new LBPs ECC during 2013. There was no such payment of a technology access fee to Intrexon Corporation during 2014. In addition, there was a decrease in stock based compensation costs of $242,471 allocated to research and development which is primarily related to awards under our 2012 Equity Incentive Plan.

Selling, General and Administrative. Selling, general and administrative expenses were $3,321,771 for the year ended December 31, 2014 compared to $7,540,152 for the year ended December 31, 2013; a decrease of $4,218,381, or 55.6%. This decrease was primarily attributed to decreases in: stock based compensation costs of $2,920,148 which is primarily related to awards under the 2012 Equity Incentive Plan made in 2013 and not in 2014, advertising costs decline of $871,360 related to our probiotic products, salary costs of $171,605, travel of $124,574, and filing fees of $131,303.

Other Income (Expense). Other income (expense) was $26,976 for the year ended December 31, 2014 compared to $141,476 for the year ended December 31, 2013; a change of $114,500. The change was primarily attributable to a decrease in interest expense of $13,508 and a decrease in other income of $144,706 due to the receipt of cash relating to the purchase of our membership interest in our mutual insurer by an unrelated third party in 2013 with no similar transaction occurring in 2014. These decreases were offset by an increase in interest income of $13,452.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended
	December 31,
	2014	2013
Net cash used in operating activities	$(5,559,130)	$(6,764,533)
Net cash used in investing activities	(110,249)	(18,809)
Net cash (used) provided by financing activities	(158,210)	13,133,885

Net (decrease) increase in cash and cash equivalents	$(5,827,589)	$6,350,543

The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $10,226,856 and $15,811,722 as of December 31, 2014 and 2013, respectively.

The cash used by financing activities in the year December 31, 2014 was primarily due to the purchase of equipment to support our research and development activities. The cash provided by financing activities in the year December 31, 2013 was primarily due to the sale of 1,300,000 shares of our common stock to Intrexon and the sale of 4,400,000 shares of the our common stock in an underwritten public offering.

The September 2013 Private Placement and Convertible Note Payable to Shareholder

On September 30, 2013, we entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, we sold to Intrexon 1,300,000 shares of our common stock at a price per share of $3.00 for gross proceeds of $3,900,000. The proceeds from this sale of common stock are expected to be used for general corporate purposes, including the development of our key initiatives relating to the LBPs ECC.

Pursuant to the SPIA, we also paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the LBPs ECC. The Technology Access Fee was paid to Intrexon by us through the (i) issuance of 1,348,000 (at $3.00 per share) shares of our common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which was payable, at our option, in cash or shares of our common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required us to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price was equal to the closing price per share of our common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, we issued 698,241 shares of our common stock to Intrexon in satisfaction of the principal and interest due on the Convertible Note at a conversion price of $2.82 per share.

The November 2013 Underwritten Public Offering

On November 20, 2013, we completed an underwritten public offering of 4,400,000 shares of our common stock at a public offering price of $2.50 per share. The net proceeds to us, after underwriting discounts and commissions and offering expenses, were $9,904,996.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

On March 8, 2013, we entered into a short-term note payable for $50,037 bearing interest at 6.57% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2014.

On March 20, 2014, we entered into a short-term note payable for $50,694 bearing interest at 6.57% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2013 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2015.

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

On July 24, 2014, we entered into a short-term note payable for $108,306 bearing interest at 4.64% to finance the director and officers and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on June 24, 2015.

Future Capital Requirements

Our capital requirements for 2015 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan through March 2016. We expect to continue to seek additional funding for our operations. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new LBPs ECC. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with sales of our ProBiora3 products as well as research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cash flow, if any, generated from our ProBiora3 product sales;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Intrexon Corporation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for our ProBiora3 products and, if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our ECC agreements and licensing arrangements and the payment obligations we may have;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Tax Loss and Credit Carryforwards

As of December 31, 2014 and 2013, we have net operating loss carryforwards of approximately $69,735,000 and $64,151,000, respectively, to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,355,000 and $1,242,000 as of December 31, 2014 and 2013, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2034 and 2024, respectively. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 private placement transaction with the Koski Family Limited Partnership, or KFLP, in June 2009. Subsequent to this event, we again exceeded the 50% threshold when we executed transactions with Intrexon in December 2013. As a result, our loss carryforwards incurred from July 2009 through December 2013 will be limited to approximately $3,540,000 per year. Our historical loss carryforwards through June 2009 will be limited to approximately $417,000 per year. We anticipate that this will effectively limit our ability to utilize our historical loss carryforwards through June 2009 to an aggregate amount of approximately $6,285,000 over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. We also anticipate that this limitation will effectively cause all of our tax credit carryforwards through June 2009 to expire unused. We do not anticipate that the December 2013 limitation will cause any of our loss carryforwards or tax credits incurred July 2009 through December 2013 to expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after December 2013 are expected to add to our loss carryforwards and to be fully available to us.

At December 31, 2014 and 2013, we recorded a 100% valuation allowance against our deferred tax assets of approximately $26,928,000 and $24,875,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-22 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer (through October 30, 2014) and our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (through October 30, 2014) and our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

During 2011, we disclosed and identified several material weaknesses in our internal controls over financial reporting. Since that time we remediated all but one of the identified material weaknesses. The remaining material weakness relates to a lack of adequate segregation of duties due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Annual Report on December 31, 2014 Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

While segregation of duties remains a challenge for us, management has taken steps to reduce this risk by continuing to limit access to the accounting systems wherever possible. This control weakness is expected to remain until such time as we expand and hire more accounting and finance staff. With the exception of segregation of duties management believes that, existing controls were effective and operating properly as designed. During 2014, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

Changes in Internal Controls over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our Chief Executive Officer (through October 2014) and Chief Financial Officer, has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Interim Principal Executive Officer and Chief Financial Officer Certification

Appearing after the Signatures section of this report there is a Certification of the Interim Principal Executive Officer and the Chief Financial Officer. The Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Our management, under the supervision of the Interim Principal Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) and SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective due to the material weaknesses in the system of internal control described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified that the Company has not properly segregated duties as a material weakness in that one or two individuals, initiate, authorize and complete transactions. There is limited segregation of duties which could result in a material misstatement in our financial statements. Given our staff levels, certain duties within the accounting and finance department cannot be properly segregated. However, we believe that none of these segregation of duty deficiencies resulted in material misstatement to the financial statements as we rely on certain compensating controls, including periodic substantive review of the financial statements by the Chief Executive Officer (through October 30, 2014), Chief Financial Officer, Audit Committee and Board of Directors.

Accordingly, while the Company has identified a material weakness in its system of internal control over financial reporting, it believes that it has taken reasonable cost-effective steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate the material weakness through various steps.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Equity Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2014 with respect to the 2012 Equity Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	820,865	$4.03	1,501,673
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—

Total:	820,865	$4.03	1,501,673

(1)	The Company does not have any equity compensation plans that have not been approved by security holders. The Company does have warrants to acquire 2,532,094 shares of common stock outstanding at a weighted average exercise price of $1.93 per share.

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year-covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year-covered by this annual report on Form 10-K.

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

Dated: February 27, 2015

ORAGENICS, INC.

By:	/s/ Michael O. Sullivan
Michael O. Sullivan,
Interim Principal Executive Officer, and Chief Financial Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Oragenics, Inc., hereby constitutes and appoints Michael Sullivan, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael O. Sullivan	Interim Principal Executive Officer and	February 27, 2015
Michael O. Sullivan	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Christine L. Koski	Director	February 27, 2015
Christine L. Koski

/s/ Robert C. Koski	Director	February 27, 2015
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	February 27, 2015
Frederick W. Telling

/s/ Charles L. Pope	Director	February 27, 2015
Charles L. Pope

/s/ Alan W. Dunton	Director	February 27, 2015
Alan W. Dunton

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Oragenics, Inc.

We have audited the accompanying balance sheets of Oragenics, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

February 26, 2015

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$10,448,921	$16,276,510
Accounts receivables, net	15,608	64,434
Inventory, net	439,189	288,383
Prepaid expenses and other current assets	119,410	175,242

Total current assets	11,023,128	16,804,569
Property and equipment, net	109,292	26,913

Total assets	$11,132,420	$16,831,482

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$710,210	$909,957
Short-term notes payable	64,840	64,051
Deferred revenue	21,222	18,839

Total current liabilities	796,272	992,847
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of December 31, 2014 and 2013 respectively; 36,178,944 and 35,993,944 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	36,179	35,994
Additional paid-in capital	86,244,604	85,957,757
Accumulated deficit	(75,944,635)	(70,155,116)

Total shareholders’ equity	10,336,148	15,838,635

Total liabilities and shareholders’ equity	$11,132,420	$16,831,482

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013
Revenue, net	$939,926	$1,032,233
Cost of sales	369,597	343,354

Gross profit	570,329	688,879
Operating expenses:
Research and development	3,065,053	9,358,957
Selling, general and administrative	3,321,771	7,540,152

Total operating expenses	6,386,824	16,899,109

Loss from operations	(5,816,495)	(16,210,230)
Other income (expense):
Interest income	36,998	23,546
Interest expense	(4,030)	(17,538)
Local business tax	(5,789)	(9,035)
Other income (expense)	(203)	144,503

Total other income (expense), net	26,976	141,476

Loss before income taxes	(5,789,519)	(16,068,754)

Income tax benefit	—	—

Net loss	$(5,789,519)	$(16,068,754)

Basic and diluted net loss per share	$(0.16)	$(0.56)

Shares used to compute basic and diluted net loss per share	36,153,588	28,779,229

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional		Total
			Paid In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	27,382,830	$27,383	$63,290,625	$(54,086,362)	$9,231,646

Issuance of common stock and warrants, net of expenses	7,884,024	7,884	19,849,952	—	19,857,836
Compensation expense relating to option issuances	—	—	191,202	—	191,202
Compensation expense relating to restricted stock	727,090	727	2,625,978	—	2,626,705
Net loss	—	—	—	(16,068,754)	(16,068,754)

Balances at December 31, 2013	35,993,944	$35,994	$85,957,757	$(70,155,116)	$15,838,635

Issuance of common stock and exercise of warrants	185,000	185	102,315	—	102,500
Compensation expense relating to option issuances	—	—	184,532	—	184,532
Net loss	—	—	—	(5,789,519)	(5,789,519)

Balances at December 31, 2014	36,178,944	$36,179	$86,244,604	$(75,944,635)	$10,336,148

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,789,519)	$(16,068,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in common stock and convertible note payable to shareholder	—	6,000,000
Depreciation and amortization	27,667	76,487
Loss on sale of property and equipment	203	—
Stock issued as compensation to non-employee directors	102,500	—
Stock-based compensation expense	184,532	3,449,650
Changes in operating assets and liabilities:
Accounts receivable, net	48,826	5,361
Inventory, net	(150,806)	(164,205)
Prepaid expenses and other current assets	214,831	203,601
Accounts payable and accrued expenses	(199,747)	(234,523)
Deferred revenue	2,383	(32,150)

Net cash used in operating activities	(5,559,130)	(6,764,533)
Cash flows from investing activities:
Proceeds from sale of property and equipment	424	—
Purchase of property and equipment	(110,673)	(18,809)

Net cash used in investing activities	(110,249)	(18,809)
Cash flows from financing activities:
Exercise of common stock options	—	39,800
Payments on short-term notes payable	(158,210)	(140,931)
Payment of income taxes associated with stock based compensation	—	(631,743)
Net proceeds from issuance of common stock	—	13,804,996
Restricted cash released	—	61,763

Net cash (used in) or provided by financing activities	(158,210)	13,133,885

Net (decrease) increase in cash and cash equivalents	(5,827,589)	6,350,543
Cash and cash equivalents at beginning of period	16,276,510	9,925,967

Cash and cash equivalents at end of period	$10,448,921	$16,276,510

Supplemental disclosure of cash flow information:
Interest paid	$4,058	$3,108

Non-cash investing and financing activities:
Conversion of convertible note payable and accrued interest to common shares	$—	$1,969,040

Borrowings under short term notes payable for prepaid expense	$158,999	$157,005

Par value of common stock issued for cashless exercise of warrants	$135	$106

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2014 and 2013

1. Basis of Presentation

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996; however, operating activity did not commence until 1999. We are focused on becoming the world leader in novel antibiotics against infectious disease. We also develop, market and sell proprietary probiotics specifically designed to enhance oral health for humans and pets.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $939,926, incurred a net loss of $5,789,519 and used cash of $5,559,130 in its operating activities during the year ended December 31, 2014. As of December 31, 2014, the Company had an accumulated deficit of $(75,944,635) and cash flows from operations were negative throughout 2014.

During 2012, a significant source of debt and equity funding was provided by the Company’s largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2013 and 2012 the Company raised $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2014 will be sufficient to meet the business objectives as presently structured through March 2016.

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

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014 – 15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined its impact on the Company’s financial statements.

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

There are no other new accounting pronouncements issued or effective during 2014 that have had or are expected to have an impact on the Company’s financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributor customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $21,222 and $18,839 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of December 31, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents are deposited in a financial institution and consist of demand deposits and overnight repurchase agreements and at times deposits are in excess of federally insured limits.

Accounts Receivable

Accounts receivable are recorded at their net realizable value and consist of trade receivables from the sale of product to customers. We analyze accounts receivable on a monthly basis and determine the collectability based on the facts and circumstances relating to each customer. The Company estimates their allowance for doubtful accounts based on sales trend and specific review of the creditworthiness of each customer. As of December 31, 2014 and 2013, the Company had recorded an allowance for doubtful accounts of approximately $1,000 and $128,000, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2014 and 2013 was approximately $50,100 and $31,500, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset (three years).

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

We record allowances for discounts and product returns at the time of sales as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. We maintain a return policy that allows our customers to return product within a specified period of time. Our estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or our product returns changes, the reserve will be adjusted. While we believe that the reserves we have established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. Because our ProBiora3 products have only recently been introduced, we could experience different circumstances in the future and these differences could be material.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2014 and 2013.

Advertising Expenses

The Company’s policy is to expense advertising and marketing costs as incurred. For the years ended December 31, 2014 and 2013, advertising and marketing expense was $61,085 and $895,078, respectively.

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of the following: employee-related expenses, which include salaries and benefits and attending science conferences; costs incurred in connection with our Exclusive Channel Collaboration (“ECC”) agreements with Intrexon, expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

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

Concentrations

The Company is dependent on four key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPro, and Teddy’s Pride products during the years ended December 31, 2014 and 2013, respectively. The majority of the Company’s cost of sales are from these key suppliers. As of December 31, 2014 and 2013, our accounts payable and accrued expenses for these vendors totaled $189,120 and $146,284, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2014, the uninsured portion of this balance was $10,198,921. As of December 31, 2013, the uninsured portion of this balance was $16,026,510.

3. Inventory, net

Inventory, net consists of the following as of December 31, 2014 and 2013:

	2014	2013
Finished goods	$113,553	$191,509
Rights of Return Agreements	6,910	7,790
Raw Materials	368,910	120,547

Total inventory	489,373	319,846
Less: inventory reserve	(50,184)	(31,463)

Inventory, net	$439,189	$288,383

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2014 and 2013:

	2014	2013
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	872,380	769,157
Leasehold improvements	487,871	487,871
Office and computer equipment	285,326	278,779

	1,666,319	1,556,549
Accumulated depreciation and amortization	(1,557,027)	(1,529,636)

Property and equipment, net	$109,292	$26,913

Depreciation and amortization expense for the years ending December 31, 2014 and 2013 was $27,667 and $76,487, respectively.

5. Related Party Transactions

At December 31, 2014 and 2013 deferred payments totaling $25,500 and $25,500, respectively, were owed to former directors in connection with their service on our Board and are included in the accompanying balance sheets in accounts payable and accrued expenses.

As of December 31, 2014, Intrexon Corporation owned approximately 24.4% of our outstanding common stock. During the year ended December 31, 2014 and 2013, we paid $866,030 and $1,463,019, respectively to Intrexon Corporation (“Intrexon”) under the Exclusive Channel Collaboration Agreement to develop and commercialize lantibiotics (the “Lantibiotic ECC”) and we paid $46,892 and $0, respectively to Intrexon under the Exclusive Channel Collaboration Agreement to develop and commercialize genetically modified probiotics (the “LBPs ECC”).

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2014 and 2013:

	2014	2013
Accounts payable trade	$483,641	$249,234
Intrexon Collaboration Agreement	780	323,538
Legal fees	102,258	154,205
Vacation	77,776	85,299
Deferred compensation	25,500	25,500
Consulting fees	5,000	18,000
Sales return allowance	12,637	33,342
Other	2,618	20,839

Total accounts payable and accrued expenses	$710,210	$909,957

7. Short Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2014 and 2013:

	2014	2013
Product liability insurance financing of $50,694 and $50,037, due in monthly installments of $5,223 and $5,155 including principal and interest at 6.57% and 6.57% through January 10, 2015 and January 10, 2014, respectively	$5,195	$5,127
Directors’ and officers’ liability insurance financing of $108,306 and $106,994, due in monthly installments of $10,076 and $9,954 including principal and interest at 4.64% and 4.64% through June 24, 2015 and June 24, 2014	59,645	58,924

Total short-term notes payable	$64,840	$64,051

8. Shareholders’ Equity

Common Stock

Exclusive Channel Collaboration Agreement with Intrexon-LBPs–Share Issuance

On September 30, 2013, in conjunction with the Company’s execution and delivery of the LBPs ECC with Intrexon, the Company also entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, the Company (i) sold to Intrexon 1,300,000 shares of the Company’s common stock at a price per share of $3.00 for gross proceeds of $3,900,000, and (ii) paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the LBPs ECC. The Technology Access Fee was paid to Intrexon by the Company through the (i) issuance of 1,348,000 (at $3.00 per share) shares of the Company’s common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which is payable, at the Company’s option, in cash or shares of Company common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required the Company to obtain shareholder approval prior to any exercise by the Company of its right to convert the Convertible Note into common stock. The conversion price was equal to the closing price per share of the Company’s common stock on the last trading day immediately prior to the date of conversion. The payment of this Technology Access Fee resulted in the Company recording a non-cash expense of $6,000,000 during the quarter ended September 30, 2013. The Company obtained the requisite shareholder approval to have the additional shares of its common stock listed and, on December 18, 2013, the Company issued to Intrexon 698,241 shares of Company common stock in connection with the conversion of the Convertible Note and accrued interest based upon a conversion price of $2.82 per share. The Company intends to use the proceeds from the private placement sale of common stock to Intrexon towards development of the Company’s key initiatives relating to the LBPs ECC, and general corporate purposes. Under the terms of the SPIA and LBPs ECC, the Company agreed to issue to Intrexon additional shares of its common stock based upon the achievement of certain milestones. See Note 13 — Commitments and Contingencies.

2012 Incentive Plan Issuances

On October 18, 2013, both the Board of Directors and the Compensation Committee of the Board of Directors of the Company met and determined that one of the performance goals established in the Company’s Long-Term Incentive Program (“LTIP”), as amended, (See Note 9) had been achieved. The performance goal met was the goal related to the broadening of the Intrexon relationship to include a new area outside of lantibiotics. The aggregate shares awarded under the LTIPs of 422,359, consisted of a total of 165,925 shares to non-employee directors and 256,434 shares to executive officers. Of the aggregate 422,359 shares awarded under the LTIPs, 84,287 shares were retained by the Company for applicable tax withholding obligations.

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

Award Of Shares to Non-employee Directors

On May 30, 2014, each continuing non-employee Director, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski were granted an award of 10,000 fully vested shares of the Company’s common stock under the Company’s 2012 Equity Incentive Plan as part of the Company’s non-employee Director compensation program. The Company recognized $102,500 in expense relating to this award.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2014 are presented below:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	361,169	7/31/17
$2.00	2,170,925	3/23/15

	2,532,094

On January 31, 2013 Griffin Securities Inc. exercised 200,000 of their previously issued warrants resulting in the net issuance of 106,250 shares of our common stock.

On May 30, 2013, warrants to acquire 127,888 and 161,000 shares of the Company’s common stock at prices of $26.00 and $15.00 per share, respectively expired.

On January 13, 2014, 210,000 previously issued warrants were exercised resulting in the net issuance of 135,000 shares of our common stock.

As of December 31, 2014 there are 2,532,094 warrants and 820,865 stock options outstanding. If all warrants and stock options were exercised, the total number of outstanding common shares would be 39,531,903 as of December 31, 2014.

9. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) on September 17, 2002. The Stock Incentive Plan was amended to increase the available shares in May 2004, May 2006, April 2008, October 2009, and on August 29, 2011. On October 23, 2012, the Stock Incentive plan was amended and restated as our 2012 Equity Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan, as amended and restated has authorized 4,000,000 shares for issuance. To date, 1,677,462 shares have been issued under the 2012 Incentive Plan. As a result of such issuances as of December 31, 2014 there is currently an aggregate of 2,322,538 shares available for issuance under the 2012 Incentive Plan, of which 820,865 shares are covered by outstanding option awards and 1,501,673 shares are available for future awards under the 2012 Incentive Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options generally vest over a period of two to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2014 and 2013, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

Recipients of stock awards under our 2012 Incentive Plan become the owner of record of the stock immediately upon grant, which may be subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock or in connection with our LTIP awards which vest immediately that are made to recipients who are employees, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired and reduce the shares available for issuance under the Company’s 2012 Incentive Plan. There were no stock awards to employees in 2014 and as such, no shares were withheld. The number of shares withheld to cover tax payments was 197,923 in fiscal 2013; tax payments made were $631,743.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2014 and 2013:

	2014	2013
Expected dividend yield	0%	0%
Weighted-average expected volatility	150% - 155%	159% - 166%
Weighted-average risk-free interest rate	2.26% - 2.77%	1.86% - 2.80%
Expected life of options	10 years	10 years

Total compensation cost related to stock options was $184,532 and $191,202 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $150,388 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 1.3 years.

The following table represents stock option activity as of and for the two years ended December 31, 2014 and 2013, respectively:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2012	660,423	$1.20 - 17.00	$4.70
Forfeited	(56,050)	1.20 - 5.40	2.19
Granted	61,000	2.75 - 3.55	3.13
Exercised	(31,533)	1.20 - 1.50	1.26

Outstanding at December 31, 2013	633,840	$1.20 - 17.00	$4.88
Forfeited	(70,475)	1.50 - 4.00	2.93
Granted	257,500	0.86 - 2.84	1.65

Outstanding at December 31, 2014	820,865	$0.86 - 17.00	$4.03

Exercisable at December 31, 2014	583,882	$1.20 - 17.00	$5.02

The total grant date fair value of options vested during the years ended December 31, 2014 and 2013 was $257,007 and $166,512, respectively.

Long-Term Performance-Based Incentive Programs

During 2011 the Compensation Committee and Board of Directors established long-term performance-based incentive programs for certain executive participants as well as non-employee directors as part of director compensation, each as part of, and under the Company’s 2012 Incentive Plan. These programs resulted in 567,103 and 0 shares of common stock being issued in aggregate to our executive officers and 357,910 and 0 shares of common stock being issued in aggregate to our non-employee directors during the years ended December31, 2013 and December 31, 2014, respectively. During 2013 the original program award performance goals were amended and the original termination date of the program extended for a year. These programs expired on December 31, 2014. The Board and Compensation Committee may determine to reinstate such performance –based incentives programs or establish new programs in the future.

10. Licenses And Exclusive Channel Collaboration Agreements

The Company has the following material licenses and Exclusive Channel Collaboration (“ECC”) agreements:

The University of Florida Research Foundation, Inc. (“UFRF”) Licenses.

MU1140 – The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S. patent numbers 6,964,760; 7,067,125; 6,391,285; 6,475,771 and the following foreign patents based on the technology in the ‘469 patent: Australian patent number 7488871, Canadian patent number 2295986, European patent number 1019084 validated in France, Germany, Ireland, Italy, Spain, Sweden and United Kingdom. The Company’s license is for the period of the patents, which expire from 2017 through 2019, subject to the performance of terms and conditions contained therein. The Company has ongoing obligations and commitments with respect to the MU1140 License. The Company has agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products. See Note 13 — Commitments and Contingencies. In the years ended December 31, 2014 and 2013 the Company paid $32,467 and $41,953 respectively to UFRF in connection with the MU1140 license.

SMaRT Replacement Therapy—The Company has exclusively licensed the intellectual property for its replacement therapy technology from the UFRF. The original license agreement was dated August 4, 1998 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,607,672, entitled “Replacement Therapy for Dental Caries”, which was filed in the U.S. PTO on June 7, 1995 and made effective on March 4, 1997. The patent will expire on June 7, 2015. The Company’s license is for the period of the patent, subject to the performance of terms and conditions contained therein. The Company issued 29,997 shares of common stock to UFRF as partial consideration in 1998 for the SMaRT Replacement Therapy License. The Company has ongoing obligations and commitments with respect to the MU1140 License. The Company has agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products. The Company has ongoing obligations and commitments with respect to the SMaRT Replacement Therapy License. See Note 13 — Commitments and Contingencies. In the years ended December 31, 2014 and 2013 the Company paid $10,000 and $49,575 respectively to UFRF in connection with the SMaRT Replacement Therapy license.

The Texas A&M License.

The Company entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) in December 2011 for access to new homologs of the lantibiotic MU1140 and other lantibiotics with improved pharmacological properties and structural features. The Company has ongoing obligations and commitments with respect to the MU1140 License. In the years ended December 31, 2014 and 2013 the Company paid Texas A&M $-0- and $-0- respectively, in connection with the Texas A&M license. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” The Company has agreed to indemnify and hold the Texas A&M harmless from any damages caused as a result of alleged infringement of a third party’s intellectual property rights or as a result the production, manufacture, sale, use, lease, consumption or advertisement of the product. See Note 13 — Commitments and Contingencies.

The LBPs ECC

On September 30, 2013, the Company entered into the LBPs ECC with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “LBPs Program”). The LBPs ECC grants the Company an exclusive worldwide license to utilize Intrexon’s Technology for the LBPs Program, to develop and commercialize genetically modified probiotic products for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent. The LBPs ECC establishes committees comprised of Company and Intrexon representatives that will govern activities related to the LBPs Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Company has agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) the Company’s negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the LBPs ECC), (iii) the Company’s breach of a material representation, warranty or covenant in the LBPs ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Company Product. The Company has ongoing obligations and commitments with respect to the LBPs ECC. See Note 13 — Commitments and Contingencies.

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

11. Retirement Plan

In January 2004, the Company established a defined contribution Simple Individual Retirement Arrangement (IRA) plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2014 and 2013 were $34,488 and $27,747, respectively.

12. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current	$—	$—
Deferred	(2,052,871)	(5,679,857)
Valuation Allowance	2,052,871	5,679,857

Total provision for income taxes	$—	$—

At December 31, 2014 and 2013, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforward	$26,440,553	$24,339,362
Bad debt reserve	432	48,263
Inventory reserve	18,885	11,840
Sales return allowance	4,755	12,546
Accrued vacation	29,267	32,098
Deferrals of compensation to Directors & Officers	9,596	9,596
Uniform capitalization (UNICAP)	2,958	(130)
Non-qualified stock compensation	513,106	513,106
Restricted stock	42,590	42,590
Accrued Interest	(134,222)	(134,222)

Total deferred tax assets, net	26,927,920	24,875,049
Less valuation allowance	(26,927,920)	(24,875,049)

Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax benefit computed at statutory federal rate of 34%	$(1,968,437)	$(5,463,376)
State income tax benefits, net of federal expense/benefit	(210,160)	(583,296)
Change in valuation allowance	2,052,871	5,679,857
Non-deductible expenses	110,518	248,178
Other	15,208	118,637

Total	$—	$—

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

Accordingly, a valuation allowance of $26,927,920 and $24,875,049 has been provided in the accompanying financial statements as of December 31, 2014 and 2013, respectively. The 2014 net change in valuation allowance related to deferred tax assets was an increase of $2,052,871 primarily relating to net operating loss carryforwards. The 2013 net change in valuation allowance related to deferred tax assets was an increase of $5,679,857 primarily relating to net operating loss carryforwards.

At December 31, 2014, the Company has federal and state tax net operating loss carryforwards of approximately $69,735,000. The federal and state tax loss carryforward will expire through 2034, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $1,355,000. The federal tax credit carryforward will expire through 2024, unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of the Company’s net operating losses and credit carryforwards are limited due to a cumulative change in ownership of more than 50% that occurred in 2009 and in 2013. As a result of these 50% changes in ownership, the annual amount of pre-change net operating losses that may be used in periods subsequent to the change in ownership is approximately $417,000 for losses incurred through June 2009, and $3,540,000 for losses incurred through December 2013. The impact of this limitation is factored into management’s valuation allowance placed against the Company’s deferred tax assets.

For the years ended December 31, 2014 and 2013, the Company incurred $112,871 and $361,143, respectively, of additional unrecognized tax benefits that resulted in a decrease to the deferred tax asset valuation allowance, related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2012	$880,638
Additions based on tax positions related to the current year	361,143
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2013	$1,241,781
Additions based on tax positions related to the current year	112,871
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2014	$1,354,652

Included in the balance at December 31, 2014 and 2013, are $1,354,652 and $1,241,781, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2014 and 2013 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

13. Commitments and Contingencies

Leases

The Company’s Alachua facility is being leased from a real estate developer for a term of three years under a lease that expired in December 2014. The Company signed a new lease agreement for the same facility with the same real estate developer in July 2014 with an effective date of December 2014 for a five year term. Under the new agreement, the rental payments range from $9,641 per month to $10,851 per month. Total rental expense for the Alachua facility during the year ended December 31, 2014 was approximately $119,000.

In October 2013, the Company renewed the leased office space for corporate, sales, and marketing personnel located in Tampa, FL. The lease is for approximately 4,168 square feet. The lease period for the office space is for thirty-nine months in the amounts ranging from $6,426 per month to $6,818 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2017. Rent expense under this lease was approximately $76,000 for the year ended December 31, 2014.

Future annual minimum payments under all non-cancelable operating leases are as follows as of December 31, 2014:

Year ended December 31:
2015	$218,370
2016	216,638
2017	138,932
2018	134,337
2019	126,520

Total	$834,797

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of December 31, 2013. The Company plans to seek an extension of the first enrollment of a patient milestone referred to above prior to the due date.

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

The Lantibiotic ECC

Under the Lantibiotic ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2014.

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

The LBPs ECC

Under the LBPs ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of probiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate probiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Intrexon’s patents.

The Company will pay Intrexon 10% of the net sales derived from the sale of products developed from the exclusive channel collaboration relating to the LBPs Program. The Company has likewise agreed to pay Intrexon a percentage of revenue obtained from a sublicensee in the event of a sublicensing arrangement. The percentage of the revenue to be paid will be determined at the time that a sublicense agreement is negotiated.

Under the SPIA and as part of the LBPs ECC, the Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones. The milestone payments are each payable to Intrexon, at the Company’s election (subject to an election right of Intrexon if the milestone is achieved by a sublicensee), either in cash or in shares of Company common stock (using the fair market value of the shares to calculate the number of shares to be issued to Intrexon in lieu of cash). The Commercialization Milestone Events and amounts payable are as follows:

•	$2,000,000 within thirty (30) days of the dosing of a patient by or on behalf of the Company, or an Affiliate (as that term is defined in the LBPs ECC) or permitted sublicensee of the Company, in a phase II clinical trial, whether such occurs in the United States of America under the jurisdiction of the United States Food and Drug Administration (“FDA”) or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$5,000,000 within thirty (30) days of the first meeting of the primary endpoint by or on behalf of the Company, or an Affiliate or permitted sublicensee of the Company, in a phase III clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for a Company Product;

•	$10,000,000 within thirty (30) days of the first to occur of (a) the First Commercial Sale (as that term is defined in the LBPs ECC) of a Company Product, or (b) the approval of a New Drug Application (as that term is defined in the LBPs ECC) for a Company Product by the FDA or equivalent regulatory action in a foreign jurisdiction.

None of the LBPs ECC milestones had been achieved as of December 31, 2014.

The Company may voluntarily terminate the LBPs ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the LBPs ECC if the Company breaches the LBPs ECC and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the LBPs ECC. Upon termination of the LBPs ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination, satisfies at least one of the following criteria:

•	commercialized by the Company;

•	approved by regulatory authorities;

•	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the field of the LBPs Program.

The Company’s obligation to pay 10% of net sales and the milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Company Products will survive termination of the LBPs ECC.

14. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2014
	First	Second	Third	Fourth
Revenue	$214,660	$303,752	$201,010	$220,504
Total operating expenses	1,783,858	2,080,663	1,162,148	1,360,155
Net loss	(1,640,884)	(1,895,519)	(1,029,544)	(1,223,572)
Loss per share:
Basic and Diluted	$(0.05)	$(0.05)	$(0.03)	$(0.03)

	2013
	First	Second	Third	Fourth
Revenue	$176,407	$167,668	$253,374	$434,784
Total operating expenses	1,848,582	2,156,279	9,465,455	3,428,793
Net loss	(1,589,960)	(2,074,035)	(9,325,424)	(3,079,335)
Loss per share:
Basic and Diluted	$(0.06)	$(0.08)	$(0.34)	$(0.09)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	09/01/11

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	S-1/A	333-169031	4.0	10/05/10

10.1	Exclusive License Agreement between the Company and the University of Florida Research Foundation, Inc. effective August 4, 1998 for Replacement Therapy for Dental Caries (the “Replacement Therapy License Agreement”)	SB-2	333-100568	10.1	10/16/02

10.2	First Amendment to Replacement Therapy License Agreement dated September 15, 2000	SB-2	333-100568	10.2	10/16/02

10.3	Second Amendment to Replacement Therapy License Agreement dated June 2002	SB-2	333-100568	10.3	10/16/02

10.4	Third Amendment to Replacement Therapy License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to Replacement Therapy License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Fifth Amendment to Replacement Therapy License Agreement dated April 19, 2013	8-K	001-32188	10.2	4/23/13

10.7	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.8	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.9	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.10	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.11	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.12	Fifth Amendment to the Antimicrobial Polypeptide License Agreement dated April 19, 2013	8-K	001-32188	10.1	4/23/13

10.13	License Agreement by and between Oragenics Inc. and Texas A&M University System dated December 20, 2011	10-K	001-32188	10.28	4/16/12

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.14	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.*	8-K	001-32188	10.1	6/11/12

10.15	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.	8-K	001-32188	10.2	6/11/12

10.16	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of September 30, 2013.*	8-K	001-32188	10.1	10/01/13

10.17	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of September 30, 2013.	8-K	001-32188	10.2	10/01/13

10.18	First Amendment to the Stock Purchase and Issuance Agreement dated September 30, 2013.	8-K	001-32188	10.3	10/01/13

10.19	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.20	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.21	Stock Purchase Agreement by and between the Company and Purchasers dated July 30, 2012.	8-K	001-32188	10.1	8/2/12

10.22	2012 Equity Incentive Plan.+	8-K	001-32188	4.1	10/25/12

10.23	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015.+	8-K	001-32188	10.1	2/25/15

10.24	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010.+	10-Q	001-32188	10.16	11/14/11

10.25	Executive Employment Agreement between the Company and Albert Fosmoe dated effective January 1, 2015.+	8-K	001-32188	10.2	2/25/15

10.26	Form of Placement Agent Warrant.	8-K	001-32188	10-3	8/2/12

10.27	Form of Employee Stock Option Agreement.+	10-K	001-32188	10.26	3/26/13

10.28	Form of Consultant Stock Option Agreement.+	10-K	001-32188	10.27	3/26/13

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.