Form 10-Q
period 2015-03-31
ORAGENICS INC
filed 2015-05-08
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of May 8, 2015, there were 36,378,944 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,053,468	$10,448,921
Accounts receivables, net	29,561	15,608
Inventory, net	377,016	439,189
Prepaid expenses and other current assets	133,793	119,410

Total current assets	9,593,838	11,023,128
Property and equipment, net	167,657	109,292

Total assets	$9,761,495	$11,132,420

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$509,318	$710,210
Short-term notes payable	79,390	64,840
Deferred revenue	17,276	21,222

Total current liabilities	605,984	796,272
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized 36,378,944 and 36,178,944 shares issued and outstanding at March 31, 2015 and December 31, 2014	36,379	36,179
Additional paid-in capital	86,356,544	86,244,604
Accumulated deficit	(77,237,412)	(75,944,635)

Total shareholders’ equity	9,155,511	10,336,148

Total liabilities and shareholders’ equity	$9,761,495	$11,132,420

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue, net	$363,774	$214,660
Cost of revenue	167,997	79,760

Gross profit	195,777	134,900
Operating expenses:
Research and development	676,595	1,016,464
Selling, general and administrative	815,465	767,394

Total operating expenses	1,492,060	1,783,858

Loss from operations	(1,296,283)	(1,648,958)
Other income (expense):
Interest income	6,616	10,839
Interest expense	(606)	(571)
Local business tax	(2,000)	(2,194)
Other expense	(504)	—

Total other income (expense), net	3,506	8,074

Loss before income taxes	(1,292,777)	(1,640,884)

Income tax benefit	—	—

Net loss	$(1,292,777)	$(1,640,884)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Shares used to compute basic and diluted net loss per share	36,212,278	36,109,444

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,292,777)	$(1,640,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,872	6,487
Stock issued as compensation to non-employee directors	66,000	5,545
Stock-based compensation expense	46,140	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,953)	21,550
Inventory, net	62,173	22,500
Prepaid expenses and other current assets	35,012	71,574
Accounts payable and accrued expenses	(200,892)	(102,581)
Deferred revenue	(3,946)	31,561

Net cash used in operating activities	(1,288,371)	(1,584,248)
Cash flows from investing activities:
Purchase of property and equipment	(72,237)	(18,889)

Net cash used in investing activities	(72,237)	(18,889)
Cash flows from financing activities:
Payments on short-term notes payable	(34,845)	(34,419)

Net cash used in financing activities	(34,845)	(34,419)

Net decrease in cash and cash equivalents	(1,395,453)	(1,637,556)
Cash and cash equivalents at beginning of period	10,448,921	16,276,510

Cash and cash equivalents at end of period	$9,053,468	$14,638,954

Supplemental disclosure of cash flow information:
Interest paid	$606	$599

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$49,395	$50,694

Par value of common stock issued for cashless exercise of warrants	$—	$135

Par value of restricted shares issued	$200	$—

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2015 and December 31, 2014 (audited) and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $363,774, incurred a net loss of $1,292,777, and used cash of $1,288,371 in its operating activities during the three months ended March 31, 2015. As of March 31, 2015, the Company had an accumulated deficit of $77,237,412.

During 2012 and 2011, a significant source of debt and equity funding was provided to the Company by its largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In 2013 the Company raised $3,900,000 in gross proceeds through a private placement sale of its common stock and $9,904,996 in net proceeds through an underwritten public offering. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2015 will be sufficient to meet the business objectives as presently structured over the next twelve months.

The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, limitation of financial resources, or other developments. Additional financing will be required for the Company to continue operations beyond March 31, 2016. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

The Company intends to seek additional funding through public or private financing, sublicensing arrangements, joint venturing or partnering, sales of rights to technology, or government grants. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to substantially curtail their current development programs, cut operating costs and forego future development and other opportunities until such time as additional capital can be raised.

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the three months ended March 31, 2015 that have had or are expected to have an impact on our financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $17,276 and $21,222 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $59,200 and $50,100 as of March 31, 2015 and December 31, 2014, respectively.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, EvoraPet, and Teddy’s Pride products. The Company had four key suppliers during the three months ended March 31, 2015. The majority of the Company’s cost of revenues is from these key suppliers during the three months ended March 31, 2015 and 2014. Accounts payable and accrued expenses for these vendors totaled approximately $-0- and $189,120 as of March 31, 2015 and December 31, 2014, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2015, the uninsured portion of this balance was $8,803,091. As of December 31, 2014, the uninsured portion of this balance was $10,198,921.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Research and development	$20,917	$10,037
Selling, general and administrative	91,223	(4,492)

Total Stock based compensation	$112,140	$5,545

The Company granted 900,000 stock options, with a weighted-average grant date fair value of $1.30 per share, during the three months ended March 31, 2015. The Company did not grant stock options during the three months ended March 31, 2014.

During the three months ended March 31, 2015, 6,667 stock options previously granted have vested and 80,000 stock options were forfeited and no stock options were exercised.

The Company’s long-term performance-based incentive program for executive officers (the “Executive LTIP Program”) and its long-term performance-based equity incentive based component for the non-employee directors (“Non-Employee Director LTIP Program” and together with the Executive LTIP the “LTIP Programs”) expired and terminated in accordance with their terms on December 31, 2014. The Compensation Committee of the Board of Directors (the “Compensation Committee”) recommended and approved, and the

Board of Directors approved, a program of equity based awards from the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) which are intended to align interests of executive officers and directors with stockholders over a long-term basis and thereby replace the expired LTIP Programs. The new equity based programs also include a minimum dollar value stock ownership holding requirement threshold before shares can be sold.

On March 16, 2015, in connection with and in furtherance of the new equity based award program, the Board of Directors of the Company approved stock option awards as previously recommended and approved by the Compensation Committee for the Company’s named executive officers currently employed with the Company. Mr. Sullivan, the Company’s Chief Financial; Officer, Mr. Fosmoe, the Company’s Senior Vice President of Operations/Product Development and Dr. Handfield, the Company’s Senior Vice President of Discovery Research, were granted options to purchase 200,000, 150,000 and 150,000 shares of Company common stock, respectively, under the Company’s 2012 Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. The options are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of the grant, provided that the recipient remains employed with the Company through the vesting dates.

Also on March 16, 2015, in connection with and in furtherance of the new equity based award program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. Dr. Telling, Mr. Pope, Dr. Dunton, Ms. Koski and Mr. Koski were each also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Plan, of which 10,000 restricted shares vest at the end of each calendar quarter in 2015, provided the recipient remains a director through the vesting date.

Each executive officer and non-employee director receiving the above equity based awards will be subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the 2012 Plan which requirements are intended to align the ability to sell shares with the performance of the Company’s stock price. The above named executive officer recipients will each have a minimum dollar value stock ownership holding requirement threshold equal to two times (2x) their then base salaries below which dollar threshold they would be precluded from selling any shares of Company stock obtained from the Company under its 2012 Plan. Also, the above non-employee directors will each be subject to a minimum dollar value stock ownership holding requirement threshold equal to six times the annual Board retainer ($270,000) below which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its 2012 Plan.

5. Warrants

A summary of warrant activity for the year ended December 31, 2014 and the three months ended March 31, 2015 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2013	2,747,094	$1.91
Granted	—	—
Exercised	(210,000)	1.50
Expired	(5,000)	(10.00)

Balance - December 31, 2014	2,532,094	1.93
Granted	—	—
Exercised	—	—
Expired	(2,170,925)	(2.00)

Balance - March 31, 2015	361,169	$1.50

On March 23, 2015, warrants to acquire 2,170,925 shares of the Company’s common stock at a price of $2.00 per share expired.

The warrants outstanding as of March 31, 2015 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	361,169	7/31/17

	361,169

6. Short-Term Notes Payable

As of March 31, 2015 and December 31, 2014, the Company had $79,390 and $64,840 respectively, in short-term notes payable for the financing of various insurance policies. On March 10, 2014, the Company entered into a short-term note payable for $50,694 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2015. On July 24, 2014, the Company entered into a short-term note payable for $108,306 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2015. On March 16, 2015, we entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 16, 2016.

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of March 31, 2013. The Company plans to seek an extension of the first enrollment of a patient milestone referred to above prior to the due date.

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

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2015.

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

None of the LBPs ECC milestones had been achieved as of March 31, 2015.

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

8. Related Party Transactions

During the three months ended March 31, 2015 and 2014, we paid $13,828 and $540,025, respectively, to Intrexon Corporation (Intrexon) under the Exclusive Channel Collaboration Agreements (ECC Agreements) (See Note 7). Included in accounts payable and accrued expenses at March 31, 2015 and 2014 was $2,871 and $316,353, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of March 31, 2015 and 2014 Intrexon owned approximately 24% of our outstanding common stock.

9. Common Stock

On March 16, 2015, in connection with and in furtherance of the new equity based award program (see Note 4), the Board approved the award of 40,000 restricted shares of Company common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan of which 10,000 restricted shares vested on March 31, 2105 and the remainder will vest at the end of each calendar quarter in 2015 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. The Company has $198,000 in unrecognized compensation expense relating to these awards that will be recognized pro-rata through the remainder of 2015.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease. We also develop, market, and sell proprietary probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora.

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

We are working with third party manufacturers to produce additional quantities of designated homologs, based upon the developments achieved from our work with Intrexon and outside contractors. The additional quantities of designated homologs that are needed for the consummation and pursuit of our nonclinical testing activities including the pre-IND meeting, technology transfer to a GLP manufacturing facility and the drug product necessary for completing all pre-IND studies are underway. In support of a pre Investigational New Drug (“IND”) filing with the FDA to study lantibiotics for the treatment of a c. diff infection, a specific animal model is traditionally utilized as part of the IND submission to show efficacy against the infection. The Syrian Golden Hamster model has been accepted by the FDA as the model to show efficacy of any investigational product. Completing the animal studies based on the Syrian Golden Hamster model with lantibiotics has presented some additional unforeseen challenges to us and hence the animal model study has been slightly delayed. We, however, remain optimistic that we will be able to work through such challenges and as such we continue to expect to have a pre IND meeting with the FDA in the second half of 2015 and thereafter be in a position to file the IND for a first-in-human clinical study in 2016.

Our Probiotic Products

We are marketing a variety of probiotic products that we developed. Our probiotic products contain the active ingredient ProBiora3, a patented blend of oral care probiotics that promote fresher breath, whiter teeth and support overall oral health. We have conducted scientific studies on ProBiora3 in order to market our products under self-affirmed Generally Recognized As Safe status (“GRAS”). We have historically sold our ProBiora3 products through multiple distribution channels. We continue to seek improvement in the performance of our oral care probiotics products, to better serve our customers, and as appropriate, we continue to evaluate new delivery systems, which we believe will enable us to deliver ProBiora3 to new markets and end-users.

Since initial commercialization of our ProBiora3 products we have attempted to improve market awareness and sales of our oral probiotic product line with limited success to date and we have reduced our marketing expenditures accordingly to focus more on lantibiotics. The allocation of limited financial resources between research and development of lantibiotics for our other product candidates and sale and marketing efforts for our ProBiora3 products, among other factors, resulted in our December 2014 announcement that we would seek to explore strategic alternatives for the probiotic business. These alternatives could include joint ventures, strategic partnerships or alliances, a sale of the probiotic products business or other possible transactions. There can be no assurance that a transaction or agreement will be consummated with terms favorable to us. While exploring strategic alternatives we expect to continue to operate the consumer probiotic business, but we do not expect any significant increase in sales in the near future due to the limited amount of marketing resources we are committing to this product at this time.

Live Biotherapeutic Products (LBPs)

On September 30, 2013, we entered into a second worldwide exclusive channel collaboration agreement with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design, culturing and/or production of genetically modified cells, DNA vectors and in vivo control of expression for the development and commercialization of LBPs, specifically the direct administration to humans of genetically modified bacterial LBPs for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (the “LBPs ECC”). Our efforts in connection with developing bacteria-based biotherapeutics for oral cavity, throat, sinus and esophagus diseases, is being reconsidered. Our initial planned focus was to develop a genetically engineered bacterial strain designed to deliver and release a therapeutic locally at the oral disease sites to target pain management, reduce inflammation, and improve patient outcomes in Behcets Disease (and/or Aphtous Stomatitis). In reviewing and considering the potential opportunities, we concluded that other therapeutic indications may be more commercially viable, and as such, we are exploring other options for the planned focus areas with respect to this collaboration.

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

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through March 31, 2015, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $363.774 and $214,660 for the three months ended March 31, 2015 and 2014, respectively, and our net revenues were $939,926 and $1,032,233, for the years ended December 31, 2014 and 2013, respectively.

As of March 31, 2015, we had an accumulated deficit of $77,237,412 and we have yet to achieve profitability. We incurred net losses of $1,292,777 and $1,640,884 for the three months ended March 31, 2015 and 2014, respectively, and $5,789,519 and $16,068,754 for the years ended December 31, 2014 and 2013, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $939,926 and $949,593 for the years ended December 31, 2014 and 2013, respectively and $363,774 for the three months ended March 31, 2015. Future increases in net revenue for our ProBiora3 products will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products, which we have substantially scaled back. Our marketing efforts for our ProBiora3 products have had limited success to date as revenues have not significantly increased from period to period. We continue to consider options for marketing our ProBiora3 Products that can be cost-effective as we seek to manage the use of our cash resources relative to the research and development we are conducting for our other product candidates.

We expect that our revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments from any license or strategic partnerships we may enter into in the future.

Cost of Revenues

Our cost of revenues includes the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, inventory replacement reserves, and damaged inventory. Because our ProBiora3 products contain live organisms they have a limited shelf life. As such, we attempt to manage the amount of production we request of our manufacturers and the amount of inventory we maintain. We expect that our costs of revenues would increase if we are able to expand our distribution and sales efforts for our ProBiora3 products.

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits, expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

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

Our research and development expenses were $676,595 and $1,016,464 for the three months ended March 31, 2015 and 2014, respectively.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and nonclinical product development programs for our MU1140 product candidate and with respect to our LBPs projects. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing nonclinical or clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA, which is not expected before 2017.

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

Income Taxes

As of December 31, 2014, we have net operating loss carryforwards of approximately $69,735,000 to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,355,000 as of December 31, 2014 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2034 and 2024, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the Koski Family Limited Partnership (“KFLP”) in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. In each period, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Revenues. We generated net revenues of $363,774 for the three months ended March 31, 2015 compared to $214,660 for the three months ended March 31, 2014 an increase of $149,114. Our ProBiora3 revenues increased from March 31, 2014 due primarily to increased sales to our international distributors.

Cost of Revenue. Cost of revenue was $167,997 for the three months ended March 31, 2015 compared to $79,760 for the three months ended March 31, 2014, an increase of $88,237. This increase was due primarily to an increase in revenues during the period from sales to our international distributors and an increase in scrap expense. Gross margin for the three months ended March 31, 2015 was 53.8% versus 62.8% for the same period in 2014. The decrease in margin was attributable to the sales to our international distributors which occur at lower margin rates.

Research and Development. Research and development expenses were $676,595 for the three months ended March 31, 2015 compared to $1,016,464 for the three months ended March 31, 2014, a decrease of $339,869 or 33.4%. This decrease was primarily due to decreases in consulting costs, costs associated continued development of our lantibiotic candidate or probiotic candidate, and patent costs of $22,600, $471,486 and $15,100, respectively which were partially offset by increases in salary related costs of $160,199.

Selling, General and Administrative. Selling, general and administrative expenses were $815,465 for the three months ended March 31, 2015 compared to $767,394 for the three months ended March 31, 2014, an increase of $48,071 or 6.3%. This increase was primarily due to increases in stock-based compensation costs, legal costs, accounting costs, board costs and filing fees of $95,715, $13,572, $10,417, $38,250, and $24,381, respectively, which were partially offset by decreases in salary and bonus costs of $67,981 and $48,125 respectively.

Other Income (Expense). Other income (expense), net was $3,506 for the three months ended March 31, 2015 compared to $8,074 for the three months ended March 31, 2014, resulting in a net change of $4,568. The net change was primarily attributable to a decrease in interest income of $4,223 due to lower cash balances.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2015 and 2014, our operating activities used cash of $1,288,371 and $1,584,248, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $8,987,854 and $10,226,856 at March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, our investing activities used cash of $72,237 and $18,889, respectively.

During the three months ended March 31, 2015 and 2014, our financing activities used cash of $34,845 and $34,419, respectively. The cash used by financing activities during the three months ended March 31, 2015 was primarily due to the payments made on short term notes payable.

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

On July 24, 2014, we entered into a short-term note payable for $108,306 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2015.

On March 16, 2015, we entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 16, 2016.

Future Capital Requirements

Our capital requirements for 2015 and 2016 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

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

Because of the numerous risks and uncertainties associated with sales of our ProBiora3 products as well as research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the cash flow, if any, generated from our ProBiora3 product sales;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Intrexon Corporation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities for our ProBiora3 products and, if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our ECC agreements and licensing arrangements and the payment obligations we may have under such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us or when market conditions are favorable, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2015.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the three months ended March 31, 2015 that have had or are expected to have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and participation of our Interim Principal Executive Officer/Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer/Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

We have identified a material weakness in our internal controls over financial reporting relating to a lack of adequate segregation of duties. This material weakness has existed at the Company for some time and is expected to continue to exist for the foreseeable future. The material weakness is due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on Form 10-Q on March 31, 2015 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Controls over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our Interim Principal Executive Officer/Chief Financial Officer, has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Interim Principal Executive Officer/Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 27, 2015.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $1.3 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively, and approximately $5.8 million and $16.1 million for the years ended December 31, 2014, and 2013, respectively. As of March 31, 2015 our accumulated deficit was approximately $77.2 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date have not generated significant revenue. We expect that the costs associated with our exclusive channel collaborations with Intrexon Corporation in the areas of lantibiotics (“Lantibiotics Program”) and probiotics (“Probiotics Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140) and Probiotics Program using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of March 31, 2015 will be sufficient to fund our operations as presently structured over the next twelve months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

Our ProBiora3 products are currently our only source of product revenue and have not generated substantial revenues to date.

Currently our sole source of product revenues is from sales of our ProBiora3 products, which have generated only modest revenues to date. Sales of our ProBiora3 products were $363,774, $214,660, and $153,673 for the three months ended March 31, 2015, 2014, and 2013, respectively, and $921,075, $949,593, and $1,194,878, for the years ended December 31, 2014, 2013 and 2012, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue and cash flow for us.

We depend on third-party manufacturers for our ProBiora3 products and we recently received notice from a supplier that it would discontinue producing two of the three strains of bacteria needed to produce ProBiora3. The loss of any manufacturer or any interruptions in the supply of our ProBiora3 products would have a negative impact on our revenues and profitability.

We currently have no manufacturing facilities and are dependent upon establishing relationships with independent manufacturers to supply our product needs. Although we have qualified and used at least two contract manufacturers for each step in our manufacturing process, we do not have a long-term supply agreement or commitment with any of our manufacturers. One supplier is able to produce one of the strains of bacteria needed to produce ProBiora3. This supplier uses proprietary methodologies to produce this strain of bacteria. We had previously received notice from a supplier producing two of the three bacteria strains needed to produce our ProBiora3 products, that it was discontinuing manufacturing such strains effective December 20, 2014. While we are actively seeking another supplier, there can be no assurances that we will be able to secure an alternate supplier or that the terms of such arrangements would be economically viable. If our manufacturers are unable or unwilling to produce our ProBiora products in sufficient quantities, or at all, at acceptable pricing in accordance with specifications we establish from time to time we would need to find alternative manufacturers that are qualified. If, in such instances, we are unsuccessful in obtaining alternative manufacturers, it could impair our ability to sell our ProBiora3 products and would have a negative impact on our revenues and profitability. In addition, competitors who own their manufacturing facilities may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

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

As of March 31, 2015, the Koski Family Limited Partnership (“KFLP”), together with members of the Koski family, beneficially owns approximately 30.7% of our outstanding shares of common stock. Additionally, Christine L. Koski and Robert C. Koski, serve on our Board of Directors. Intrexon, together with its CEO, beneficially owns approximately 27.0% of our outstanding shares of common stock. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider. The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. However with respect to Intrexon, the Stock Issuance Agreement we entered into with Intrexon on September 30, 2013, contains a standstill provision pursuant to which, among other things, Intrexon has agreed that until September 30, 2016, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. This standstill provision could also have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2015.

ORAGENICS, INC.

BY:	/s/ Michael Sullivan
Michael Sullivan, Interim Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.1+	Amended and Restated Executive Employment Agreement Of Michael Sullivan dated effective January 1, 2015	8-K	001-32188	10.1	2/25/15

10.2+	Executive Employment Agreement Of Albert Fosmoe dated effective January 1, 2015	8-K	001-32188	10.2	2/25/15

10.3+	Form of Notice of Grant of Stock Options (Employee)	8-K	001-32188	10.1	3/18/15

10.4+	Form of Notice of Grant of Stock Options (Directors)	8-K	001-32188	10.2	3/18/15

10.5+	Form Of Director Restricted Stock Award Agreement	8-K	001-32188	10.3	3/18/15

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Executive management contract or compensatory plan or arrangement.