Form 10-Q
period 2015-09-30
ORAGENICS INC
filed 2015-11-06
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of November 6, 2015, there were 36,477,536 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,738,734	$10,448,921
Accounts receivables, net	19,367	15,608
Inventory, net	299,316	439,189
Prepaid expenses and other current assets	173,252	119,410

Total current assets	7,230,669	11,023,128
Property and equipment, net	159,263	109,292

Total assets	$7,389,932	$11,132,420

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$761,830	$710,210
Short-term notes payable	109,510	64,840
Convertible note payable to shareholder	5,000,000	—
Deferred revenue	15,339	21,222

Total current liabilities	5,886,679	796,272

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized 36,477,536 and 36,178,944 shares issued and outstanding at September 30, 2015 and December 31, 2014	36,478	36,179
Additional paid-in capital	86,903,334	86,244,604
Accumulated deficit	(85,436,559)	(75,944,635)

Total shareholders’ equity	1,503,253	10,336,148

Total liabilities and shareholders’ equity	$7,389,932	$11,132,420

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net	$329,795	$201,010	$935,607	$719,422
Cost of sales	134,591	73,711	389,370	279,076

Gross profit	195,204	127,299	546,237	440,346

Operating expenses:
Research and development	1,170,802	597,034	7,459,318	2,516,826
Selling, general and administrative	853,918	565,114	2,543,013	2,509,843

Total operating expenses	2,024,720	1,162,148	10,002,331	5,026,669

Loss from operations	(1,829,516)	(1,034,849)	(9,456,094)	(4,586,323)

Other income (expense):
Interest income	5,024	8,656	17,395	29,175
Interest expense	(39,564)	(1,305)	(50,201)	(2,856)
Local business tax	(900)	(2,046)	(3,800)	(5,740)
Other income (expense):	1,280	—	776	(203)

Total other income (expense), net	(34,160)	5,305	(35,830)	20,376

Loss before income taxes	(1,863,676)	(1,029,544)	(9,491,924)	(4,565,947)

Income tax benefit	—	—	—	—

Net loss	$(1,863,676)	$(1,029,544)	$(9,491,924)	$(4,565,947)

Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.26)	$(0.13)

Shares used to compute basic and diluted net loss per share	36,441,783	36,178,944	36,344,945	36,145,043

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,491,924)	$(4,565,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in convertible note payable to shareholder	5,000,000	—
Depreciation and amortization	52,540	20,119
(Gain) Loss on sale of fixed assets	(1,280)	203
Stock issued as compensation to non-employee directors	198,000	102,500
Stock-based compensation expense	461,029	188,330
Changes in operating assets and liabilities:
Accounts receivable, net	(3,759)	38,125
Inventory, net	139,873	24,523
Prepaid expenses and other current assets	104,620	112,604
Accounts payable and accrued expenses	51,620	(305,606)
Deferred revenue	(5,883)	6,753

Net cash used in operating activities	(3,495,164)	(4,378,396)

Cash flows from investing activities:
Proceeds from sale of fixed asset	1,280	424
Purchase of property and equipment	(102,511)	(20,129)

Net cash used in investing activities	(101,231)	(19,705)

Cash flows from financing activities:
Payments on short-term notes payable	(113,792)	(113,486)

Net cash used in financing activities	(113,792)	(113,486)

Net decrease in cash and cash equivalents	(3,710,187)	(4,511,587)
Cash and cash equivalents at beginning of period	10,448,921	16,276,510

Cash and cash equivalents at end of period	$6,738,734	$11,764,923

Supplemental disclosure of cash flow information:
Interest paid	$1,230	$2,997

Non-cash investing and financing activities:
Borrowings under short-term notes payable for prepaid expense	$158,462	$158,999

Par value of common stock issued for cashless exercise of warrants	$99	$135

Par value of restricted shares issued	$200	$—

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996; however, operating activity did not commence until 1999. We are focused on becoming the world leader in novel antibiotics against infectious disease. We also develop, market and sell proprietary probiotics specifically designed to enhance oral health for humans and pets and on developing effective treatments for oral mucositis.

2. Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2015 and December 31, 2014 (audited) and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company generated revenues of $935,607, incurred a net loss of $9,491,924, and used cash of $3,495,164 in its operating activities during the nine months ended September 30, 2015. As of September 30, 2015, the Company had an accumulated deficit of $85,436,559.

The Company expects to incur substantial expenditures to further develop each of its technologies. In June of 2015, the Company issued a convertible note payable to Intrexon Corporation (“Intrexon”) as consideration for the Technology Access Fee associated with the Oral Mucositis Exclusive Channel Collaboration agreement (“ECC”) (See Note 8). The Company currently intends to issue its common stock as payment of the convertible note payable and any accrued interest. Assuming the Company is able to issue its common stock as payment of its convertible note payable and accrued interest, the Company believes that its cash position as of September 30, 2015 will be sufficient to meet the business objectives as presently structured over the next nine months.

The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, limitation of financial resources, or other developments. Additional financing will be required for the Company to fund our further work under the Lantibiotic ECC and our normal operating costs; inclusive of selling, general, and administrative costs through June 2016. We will need to raise additional capital to begin work under the Oral Mucositis ECC. There can be no assurance that any such financing can be realized by the Company, or if realized, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

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

There are no additional accounting pronouncements issued or effective during the nine months ended September 30, 2015 that have had or are expected to have an impact on our financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $15,339 and $21,222 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve was approximately $74,200 and $50,100 as of September 30, 2015 and December 31, 2014, respectively.

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

Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive because the Company reported a net loss for all periods presented. Basic and diluted net loss per share amounts are the same for the periods presented. Net loss per share is computed using the weighted average number of shares of common stock outstanding.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, EvoraPet, and Teddy’s Pride products. The Company had four key suppliers during the three and nine months ended September 30, 2015. The majority of the Company’s cost of revenues is from these key suppliers during the three and nine months ended September 30, 2015 and 2014. Accounts payable and accrued expenses for these vendors totaled approximately $-0- and $189,120 as of September 30, 2015 and December 31, 2014, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2015, the uninsured portion of this balance was $6,488,734. As of December 31, 2014, the uninsured portion of this balance was $10,198,921.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Research and development	$76,579	$18,217	$180,449	$155,984
Selling, general and administrative	196,170	15,892	478,580	134,846

Total Stock based compensation	$272,749	$34,109	$659,029	$290,830

The Company granted -0- and 910,000 stock options, with a weighted-average grant date fair value of -0- and $1.29 per share, during the three and nine months ended September 30, 2015, respectively. The Company granted -0- and 100,000 stock options, with a weighted-average grant date fair value of -0- and $2.81per share, during the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2015, 28,333 stock options previously granted have vested and 278,334 stock options were forfeited and no stock options were exercised.

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

Each executive officer and non-employee director receiving the above equity based awards will be subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the 2012 Plan which requirements are intended to align the ability to sell shares with the performance of the Company’s stock price. The above named executive officer recipients will each have a minimum dollar value stock ownership holding requirement threshold equal to two times (2x) their then base salaries below which dollar threshold they would be precluded from selling any shares of Company stock obtained from the Company under its 2012 Plan. Also, the above non-employee directors will each be subject to a minimum dollar value stock ownership holding requirement threshold equal to six times the annual Board retainer (equating to an amount of $270,000) below which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its 2012 Plan.

5. Warrants

A summary of warrant activity for the year ended December 31, 2014 and the nine months ended September 30, 2015 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2013	2,747,094	$1.91
Granted	—	—
Exercised	(210,000)	1.50
Expired	(5,000)	(10.00)

Balance – December 31, 2014	2,532,094	1.93
Granted	—	—
Exercised	(185,585)	1.50
Expired	(2,170,925)	(2.00)

Balance – September 30, 2015	175,584	$1.50

On March 23, 2015, warrants to acquire 2,170,925 shares of the Company’s common stock at a price of $2.00 per share expired. On August 3, 2015, Griffin Securities Inc. exercised 185,585 of their previously issued warrants on a net issuance basis resulting in the issuance of 98,592 shares of our common stock.

The warrants outstanding as of September 30, 2015 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	175,584	7/31/17

	175,584

6. Short-Term Notes Payable

As of September 30, 2015 and December 31, 2014, the Company had $109,510 and $64,840, respectively, in short-term notes payable for the financing of various insurance policies. On March 10, 2014, the Company entered into a short-term note payable for $50,694 bearing interest at 6.57% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 10, 2015. On March 16, 2015, we entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 16, 2016. On July 24, 2014, the Company entered into a short-term note payable for $108,306 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over an 11-month period with the final payment made on June 22, 2015. On July 28, 2015, the Company entered into a short-term note payable for $109,067 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2015 and are made evenly based on a straight line amortization over an 11-month period with the final payment made on June 24, 2016.

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

8. Commitments and Contingencies

The University of Florida Research Foundation (UFRF) Licenses

UFRF-MU1140 License. In the Company’s UFRF amended license agreement MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the UFRF licensed technologies that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreement, the Company is obligated to pay to the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

The Company is required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreement in the amount of $10,000. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $2,500 per quarter). The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

The terms of the UFRF amended license agreement expire upon the earlier of (i) the date that no patents covered by the amended license agreement remain enforceable or (ii) the payment of earned royalties under the amended license agreement, once begun, ceases for more than three calendar quarters. The Company may voluntarily terminate the license agreement upon 90 days written notice to UFRF. UFRF may terminate the amended license agreement if the Company breaches its obligations to timely pay any amounts due under the amended license agreement, to submit development reports as required under the amended license agreement or commit any other breach of any other covenants contained in the amended license agreement and the Company fails to remedy such breach within 90 days after written notice of such breach by UFRF.

The patent the Company had previously exclusively licensed from UFRF for its Replacement Therapy expired in June 2015 and the resulting license was terminated. The Company is currently evaluating its options with respect to the SMaRT Replacement Therapy technology.

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase I clinical trial using the licensed technology, to occur on or before June 1, 2016, with a milestone achievement payment of $50,000, (ii) completion of Phase II clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase III clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years, Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. On July 11, 2012 the Texas A&M license agreement was amended to add references to replacement therapy in the defined terms “Licensed Technology” and “Patent Rights”. All other terms of the Texas A&M license agreement remain unchanged.

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

None of the Texas A&M milestones had been achieved as of September 30, 2015.

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2015.

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

The Company’s obligation to pay 25% of gross profits or 50% of the revenue obtained from a sublicensor and milestone payments described above with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

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

None of the Oral Mucositis ECC milestones had been achieved as of September 30, 2015.

The Oral Mucositis ECC provides that in the event (i) Oragenics is required to make a milestone payment in cash as an issuance of shares would cause Intrexon to consolidate the Company’s financial statements with Intrexon’s financial statements, and (ii) Oragenics reasonably concludes that a cash milestone payment would have an adverse effect on its working capital needs over the next twelve (12) months, then such cash payment shall be in the form of an interest bearing promissory note with a maturity date of less than twelve (12) months and include other conventional market terms that would not be expected to unreasonably have an adverse effect on Oragenics working capital needs over such twelve (12) month period. The Company may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the ECC if the Company breaches and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the ECC. Upon termination of the ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination that satisfies at least one of the following criteria:

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

9. Related Party Transactions

During the three and nine months ended September 30, 2015 and 2014, we paid $120,214 and $8,093; $165,969 and $474,837, respectively, to Intrexon under the ECC agreements (See Note 8). Included in accounts payable and accrued expenses at September 30, 2015 and 2014 was $250,413 and $2,535, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of September 30, 2015 and 2014 Intrexon owned approximately 24% of our outstanding common stock.

On September 30 2015, the Company and Intrexon Corporation mutually agreed to terminate the Exclusive Channel Collaboration Agreement dated September 30, 2013 regarding the development and commercialization of probiotics (the “Live Biotherapeutic Products ECC”). The termination of the Live Biotherapeutic Products ECC was to enable Oragenics to focus its resources on the lantibiotic and oral mucositis programs.

10. Common Stock

On March 16, 2015, in connection with and in furtherance of the new equity based award program (see Note 4), the Board approved the award of 40,000 restricted shares of Company common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan of which a total of 30,000 restricted shares have vested on September 30, 2105 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2015 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. The Company has $66,000 in unrecognized compensation expense relating to these awards that will be recognized pro-rata through the remainder of 2015. On August 3, 2015, Griffin Securities Inc. exercised 185,585 of their previously issued warrants on a net issuances basis resulting in the issuance of 98,592 shares of our common stock.

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

Overview

We are focused on becoming the world leader in novel antibiotics against infectious disease and on developing effective treatments for oral mucositis. We also develop, market, and sell proprietary probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora.

Our Antibiotics

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

In nonclinical testing, MU1140 has shown activity against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA, vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

Lantibiotics have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

In June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“Lantibiotic ECC”) with Intrexon for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms. Through our work with Intrexon, we have been able to produce an exponential increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work with Intrexon has generated a substantial number of homologs of MU1140, and we are continuing our research and development and collaboration efforts with Intrexon to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

In our pre-clinical studies to support a potential Investigational New Drug (“IND”) filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. The study specifically evaluated homolog efficacy in relation to survival, measurable amounts of c. diff colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog , which is our current lead compound, achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

We intend to move forward with our lead lantibiotic candidate with the goal of having a pre IND meeting with the FDA in the fourth quarter of 2015. Depending on the outcome of that meeting, we expect to file the IND for a first-in-human clinical study of a lead compound in the second half of 2016.

Our Oral Mucositis License (OM)

We have entered into a worldwide Exclusive Channel Collaboration Agreement with Intrexon and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013. We intend to develop AG013 as a potential treatment of oral mucositis, or OM.

In a phase 1B clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secreted protein locally, resulting in homogeneous exposure to the entire mucosal surface up to 24 hours after administration of a rinse. AG013 has been granted Orphan Drug status in the European Union and we believe it may be eligible for Biologic License Application exclusivity as well as Fast Track designation with the United States Food and Drug Administration.

We are undertaking further studies on oral mucositis at this time before determining to proceed with a phase 2 clinical trial.

Our Probiotic Products

We also develop, market, and sell proprietary probiotics specifically designed to enhance oral health for humans and pets, under the brand names Evora and ProBiora.

The allocation of limited financial resources between research and development of lantibiotics for our other product candidates and sale and marketing efforts for our ProBiora3 products, among other factors, resulted in our December 2014 announcement that we would seek to explore strategic alternatives for the probiotic business. These alternatives could include joint ventures, strategic partnerships or alliances, a sale of the probiotic products business or other possible transactions. There can be no assurance that a transaction or agreement will be consummated with terms favorable to us, if at all.

Other

In addition to our lantibiotics and oral mucositis product candidates, we also have other candidates and technologies in the oral care and weight loss areas. We do not intend to continue to develop of these potential product candidates and technologies without partnering with a third party.

Recent Developments

On September 30 2015, the Company and Intrexon Corporation mutually agreed to terminate the Exclusive Channel Collaboration Agreement dated September 30, 2013 regarding the development and commercialization of probiotics (the “Live Biotherapeutic Products ECC”). The termination of the Live Biotherapeutic Products ECC was to enable Oragenics to focus its resources on the lantibiotic and oral mucositis programs.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through September 30, 2015, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $935,607 and $719,422 for the nine months ended September 30, 2015 and 2014, respectively, and our net revenues were $939,926 and $1,032,233, for the years ended December 31, 2014 and 2013, respectively.

As of September 30, 2015, we had an accumulated deficit of $85,436,559 and we have yet to achieve profitability. We incurred net losses of $9,491,924 and $4,565,947 for the nine months ended September 30, 2015 and 2014, respectively, and $5,789,519 and $16,068,754 for the years ended December 31, 2014 and 2013, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues prior to 2008 consisted exclusively of grant funding from government agencies under the National Science Foundation’s, or NSF, and National Institutes of Health’s, or NIH, Small Business Innovation Research, or SBIR, grants. Since the initial launch of our ProBiora3 products in late 2008, our net revenues for the year ended December 31, 2008 and thereafter, also included sales of our ProBiora3 products. Sales of our ProBiora3 products were $939,926 and $949,593 for the years ended December 31, 2014 and 2013, respectively and $935,607 and $719,422 for the nine months ended September 30, 2015 and 2014, respectively. Future increases in net revenue for our ProBiora3 products will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products, which we have substantially scaled back. Our marketing efforts for our ProBiora3 products have had limited success to date as revenues have not significantly increased from period to period. We may consider options for marketing our ProBiora3 Products that can be cost-effective as we seek to manage the use of our cash resources relative to the research and development we are conducting for our other product candidates while we explore and consider strategic alternatives for our consumer probiotic business.

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

Our research and development expenses were $7,459,318 and $2,516,826 for the nine months ended September 30, 2015 and 2014, respectively.

Our current strategy is to manage our research and development expenses in the future as we continue the advancement of our clinical trials and nonclinical product development programs for our MU1140 product candidate, and our oral mucositis product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing nonclinical or clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA, which is not expected before 2017.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and Oral Mucositis ECC as to the planning and timing of the research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to fluctuate as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies. Our recent Oral Mucositis ECC will require us to evaluate pursuit of further near term FDA clinical trials for our oral mucositis product candidate. To the extent such clinical trials are pursued our research and development expenditures would further increase.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Net Revenues. We generated net revenues of $329,795 for the three months ended September 30, 2015 compared to $201,010 for the three months ended September 30, 2014 an increase of $128,785. Our ProBiora3 revenues increased from September 30, 2014 due primarily to an increase in private label sales.

Cost of Sales. Cost of sales was $134,591 for the three months ended September 30, 2015 compared to $73,711 for the three months ended September 30, 2014, an increase of $60,880. This increase was due primarily to an increase in private label sales during the period. Gross margin for the three months ended September 30, 2015 was 59.2% versus 63.3% for the same period in 2014.

Research and Development. Research and development expenses were $1,170,802 for the three months ended September 30, 2015 compared to $597,034 for the three months ended September 30, 2014, an increase of $573,768. This increase was primarily due to increases in salary and salary related costs, costs associated with work under the ECC’s, stock based compensation costs, and clinical trial costs of $100,286, $449,962, $58,361, and $21,341 respectively. These increases were partially offset by a decrease in patent costs of $66,939.

Selling, General and Administrative. Selling, general and administrative expenses were $853,918 for the three months ended September 30, 2015 compared to $565,114 for the three months ended September 30, 2014, an increase of $288,804 or 51.1%. This increase was primarily due to increases in stock based compensation, board fees, legal costs, travel, filing fees and registrations, and depreciation costs of $180,278, $78,375, $48,815, $21,430, $16,316 and $13,262, respectively. These increases were partially offset by a decrease in consulting costs of $73,643.

Other Income (Expense). Other income (expense), net was $(34,160) for the three months ended September 30, 2015 compared to $5,305 for the three months ended September 30, 2014, resulting in a net change of $(39,465). The net change was primarily attributable to a decrease in interest income of $3,632 due to decreased cash balances during 2015 and an increase in interest expense of $38,259 due to increased levels of borrowing in 2015 relating to the Convertible Note Payable to Shareholder.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Net Revenues. We generated net revenues of $935,607 for the nine months ended September 30, 2015 compared to $719,422 for the nine months ended September 30, 2014 an increase of $216,185. Our ProBiora3 revenues increased from September 30, 2014 due primarily to an increase in private label sales.

Cost of Sales. Cost of sales was $389,370 for the nine months ended September 30, 2015 compared to $279,076 for the nine months ended September 30, 2014, an increase of $110,294. This increase was due primarily to an increase in revenues during the period. Gross margin for the nine months ended September 30, 2015 was 58.4% versus 61.2% for the same period in 2014.

Research and Development. Research and development expenses were $7,459,318 for the nine months ended September 30, 2015 compared to $2,516,826 for the nine months ended September 30, 2014, an increase of $4,942,492. This increase was primarily due to the payment of a $5.0 million technology access fee through the issuance of a Convertible Note payable to Intrexon pursuant to the terms of the our new Oral Mucositis ECC during the nine months ended September 30, 2015. There was no such payment of a

Technology Access Fee to Intrexon during the nine month period ending September 30, 2014. In addition, there was an increase in salary and salary related costs, stock based compensation and clinical trial costs of $325,110, $24,465 and $17,221, respectively. These increases were partially offset by decreases in costs associated with our ECC’s and patent costs of $318,297 and $106,007, respectively.

Selling, General and Administrative. Selling, general and administrative expenses were $2,543,013 for the nine months ended September 30, 2015 compared to $2,509,843 for the nine months ended September 30, 2014, an increase of $33,170 or 1.3%. This increase is due to increases in board fees, stock option expense, registration fees, depreciation and selling expenses of $159,875, $261,539, $25,681, $32,421 and $14,995 respectively. These increases were partially offset by decreases in salaries, consulting, advertising and legal costs of $163,060, $206,357, $22,885 and $69,039, respectively.

Other Income (Expense). Other income (expense), net was $(35,830) for the nine months ended September 30, 2015 compared to $20,376 for the nine months ended September 30, 2014, resulting in a net change of $(56,206). The net change was primarily attributable to a decrease in interest income of $11,780 due to decreased cash balances during 2015 and an increase in interest expense of $47,345 due to increased levels of borrowing in 2015 relating to the Convertible Note Payable to Shareholder.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2015 and 2014, our operating activities used cash of $3,495,164 and $4,378,396, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $1,343,990 and $10,226,856 at September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015 and 2014, our investing activities used cash of $101,231 and $19,705 respectively used primarily for the purchase of property and equipment.

During the nine months ended September 30, 2015 and 2014, our financing activities used cash of $113,792 and $113,486, respectively. The cash used by financing activities during the nine months ended September 30, 2015 and 2014 was primarily due to the reductions in short term notes payable.

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

Pursuant to the SPIA, we also paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of an exclusive channel collaboration agreement for the development of probiotics. The Technology Access Fee was paid to Intrexon by us through the (i) issuance of 1,348,000 (at $3.00 per share) shares of our common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which was payable, at our option, in cash or shares of our common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required us to obtain shareholder approval prior to conversion of the Convertible Note. On December 18, 2013, we issued 698,241 shares of our common stock to Intrexon in satisfaction of principal and interest due on the Convertible Note at a conversion price of $2.82 per share. The conversion price was equal to the closing price per share of our common stock on the last trading day immediately prior to the date of conversion.

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

On July 28, 2015, we entered into a short-term note payable for $109,067 bearing interest at 4.64% per annum to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2015 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 24, 2016.

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

We believe that our existing cash and cash equivalents will allow us to fund our further work under the Lantibiotics ECC and our normal operating costs inclusive of selling, general, and administrative costs through June 2016. We will need to raise additional capital to begin work under the Oral Mucositis ECC. We expect to continue to seek additional funding for our operations. The sale of additional equity or debt securities will result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts, for example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of our lead lantibiotic candidate and other homologs, and our new Oral Mucositis ECC. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2015.

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

There are no additional accounting pronouncements issued or effective during the nine months ended September 30, 2015 that have had or are expected to have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and participation of our Interim Principal Executive Officer/Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer/Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms.

We have identified a material weakness in our internal controls over financial reporting relating to a lack of adequate segregation of duties. This material weakness has existed at the Company for some time and is expected to continue to exist for the foreseeable future. The material weakness is due to our small number of employees. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the financial statements in our Quarterly Report on Form 10-Q on September 30, 2015 fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $9.5 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively, and approximately $5.8 million and $16.1 million for the years ended December 31, 2014, and 2013, respectively. As of September 30, 2015 our accumulated deficit was approximately $85.4 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date have not generated significant revenue. We expect that the costs associated with our exclusive channel collaborations with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (Oral Mucositis Program) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140), using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of September 30, 2015 will be sufficient to fund our operations as presently structured over the next nine months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we may need to raise additional capital to, among other things:

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

Currently our sole source of product revenues is from sales of our ProBiora3 products, which have generated only modest revenues to date. Sales of our ProBiora3 products were, $935,607, $719,442, and $574,272 for the nine months ended September 30, 2015, 2014, and 2013, respectively, and $921,075, $949,593, and $1,194,878, for the years ended December 31, 2014, 2013 and 2012, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue and cash flow for us.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program, and our Oral Mucositis Program and their successful commercialization.

Our product candidates under our Lantibiotics Program, and Oral Mucositis Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates including MU1140 or any homologs thereof we may develop. We have performed extensive nonclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon. We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, we would expect to file an Investigational New Drug application with the FDA by the second half of 2016. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

Our exclusive channel partnering arrangements with Intrexon are based on an early stage technology in their fields.

Our exclusive channel collaboration arrangement with Intrexon contemplates the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, and AG013. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

We will incur additional expenses in connection with our exclusive channel collaboration arrangements with Intrexon.

Pursuant to our exclusive channel collaborations with Intrexon under our Lantibiotics Program, and Oral Mucositis Program, we are responsible for future research and development expenses of product candidates developed under such collaborations, including those incurred by Intrexon for research on our behalf as provided in the ECC Agreements with Intrexon. As a result we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our ECCs are difficult to predict. Although all manufacturing, nonclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our Lantibiotics Program, and Oral Mucositis Program with Intrexon.

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

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize lantibiotics, and AG013.

Under our ECCs with Intrexon we are responsible for, among other things, funding the further anticipated development of lantibiotics, and AGO13 toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 16 months of the Oral Mucositis ECC, Intrexon may not terminate such ECC, except under limited circumstances. Intrexon may terminate such agreements if we do not perform certain specified requirements, including exercising diligent efforts and developing therapies identified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the ECC’s and if any of the ECC’s are terminated it would prevent us from achieving our business objectives with respect to such ECC.

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

Our MU1140 homologs and other product candidates are in early stage development and will require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. There can be no assurance we will be able to establish a partner relationship or sublicense our Replacement Therapy technology for future development. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed extensive nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during the remainder of 2015. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program and Oral Mucositis Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

If we fail to comply with our obligations in the agreements with the University of Florida Research Foundation, Inc., under which we license our rights to MU1140, our license to such product candidate may be terminated and we will be unable to commercialize these product candidates.

We hold our MU1140 product candidate under license from the University of Florida Research Foundation, Inc., or UFRF. We are required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreements in the amount of $10,000. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis. We are also required to pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

The UFRF may terminate our license to MU1140 if we breach our obligations to timely pay these amounts, to submit development reports as required under the license agreement or commit any other breach of any other covenants contained in the license agreement and we fail to remedy such breach within 90 days after written notice of such breach by UFRF. There is no assurance that we will be able to comply with these conditions in a timely manner or at all. If our license agreements are terminated, we will be unable to commercialize these product candidates.

If we are able to commercialize any product candidates, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 for the MU1140 license agreement and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

We currently have no manufacturing facilities and are dependent upon establishing relationships with independent manufacturers to supply our product needs. Although we have qualified and used at least two contract manufacturers for each step in our manufacturing process, we do not have a long-term supply agreement or commitment with any of our manufacturers. One supplier had produced two of the three strains of bacteria needed to produce ProBiora3 and one supplier is able to produce one of the strains of bacteria needed to produce ProBiora3. These suppliers use proprietary methodologies to produce these three strains of bacteria. During the second quarter of 2014, we received notice from the supplier producing two of the three bacteria strains needed to produce our ProBiora3 products, that it will discontinue manufacturing such strains effective December 20, 2014. While we are actively seeking another supplier, there can be no assurances that we will be able to secure an alternate supplier or that the terms of such arrangements would be economically viable. If our manufacturers are unable or unwilling to produce our ProBiora products in sufficient quantities, or at all, at acceptable pricing in accordance with specifications we establish from time to time we would need to find alternative manufacturers that are qualified. If, in such instances, we are unsuccessful in obtaining alternative manufacturers, it could impair our ability to sell our ProBiora3 products and would have a negative impact on our revenues and profitability. In addition, competitors who own their manufacturing facilities may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

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

We do not have the internal capability to manufacture our ProBiora3 products, MU1140, or any other product candidates under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop and commercialize our product candidates, apply for regulatory approvals for our product candidates, and continue to commercialize our ProBiora3 products, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities.

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

We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire a permanent CEO could harm our business

Our performance is substantially dependent on the continued services and on the performance of our senior management and scientific team, who have extensive experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees (Dr. Martin Handfield and Mr. Albert Fosmoe). In October 2014, our chief executive officer resigned and our Board of Directors is working to identify a successor. Mr. Michael Sullivan, Certified Public Accountant who was hired in February 2012 as our Chief Financial Officer, is currently acting as our Interim Principal Executive Officer while a replacement for the vacancy is being sought. The loss of the services of senior management or any key employees could harm our ability to develop and commercialize our product candidates. We have no key man life insurance policies.

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

Our product and product candidates are protected by patents and patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc. (“UFRF”) and Texas A&M University. We are the exclusive worldwide licensee to the patents for MU1140, which are owned by the UFRF. Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

The production and marketing of products which may be developed from our MU1140 product candidate, or any other product candidates from our Lantibiotics Program and Oral Mucositis Program or otherwise and our research and development, nonclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

If we fail to obtain regulatory approval for our product candidates, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

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

The commercial success of our ProBiora3 products, our MU1140 and homologs antibiotic product candidates, and oral mucositis product candidates and any of our other product candidates and technologies, will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

As of September 30, 2015, the Koski Family Limited Partnership (“KFLP”), together with members of the Koski family, beneficially owns approximately 29.9% of our outstanding shares of common stock. Additionally, Christine L. Koski and Robert C. Koski, serve on our Board of Directors. Intrexon, together with its CEO, beneficially owns approximately 26.6% of our outstanding shares of common stock. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider. The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. However with respect to Intrexon, the Stock Issuance Agreement we entered into with Intrexon on June 9, 2015, contains a standstill provision pursuant to which, among other things, Intrexon has agreed that until June 9, 2018, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. This standstill provision could also have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.

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

You may also incur additional dilution if performance awards are made pursuant to any long term incentive programs for executives and non-employee directors we may put into place or holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock. For example, during the year ended December 31, 2013 we issued an aggregate of 727,090 shares of our common stock to our executive officers and non-employee directors pursuant to performance awards under our long term incentive which expired on December 31, 2014. During the quarter ended March 31, 2015, as part of our non-employee director compensation program we issued an aggregate of 200,000 restricted shares of our common stock to our non-employee directors under the Company’s 2012 Equity Incentive Plan.

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

We cannot assure you that our listing on the NYSE MKT will increase the liquidity of our common stock or that our shares will continue to be listed on the NYSE MKT.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 27,382,830 shares as of December 31, 2012 to 36,477,536 as of September 30, 2015.

As of September 30, 2015, there were 36,477,536 shares of our common stock outstanding, with another 175,584 shares of common stock issuable upon exercise of warrants to investors, 1,452,531 shares issuable upon exercise of options outstanding and an additional 670,007 shares available for option grants under our 2012 Equity Incentive Plan. The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on September 30, 2013 we issued 1,348,000 restricted shares of our common stock to Intrexon as part of the technology access fee for the LBPs ECC and on the same date we also sold 1,300,000 restricted shares of our common stock to Intrexon in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

On August 3, 2015, we issued 98,592 shares to Griffin Securities, Inc. (“Griffin”) pursuant to Griffin’s partial cashless exercise of 185,585 warrant shares issued to Griffin in connection with our July 2012 Private Financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2015.

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