Form 10-K
period 2015-12-31
ORAGENICS INC
filed 2016-03-30
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, was approximately $20,006,925 computed based upon a last sales price of $1.37 as reported by the NYSE MKT as of June 30, 2015.

As of March 30, 2016, there were 40,058,540 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for our 2016 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	We have incurred significant operating losses since our inception and cannot assure you that we will increase revenues or achieve profitability.

•	We will need to raise additional capital to fully implement our business strategy and we may not be able to do so.

•	Our inability to achieve success with our lead lantibiotic candidate.

•	The success, timing and expenses of our collaboration efforts with Intrexon and expected clinical trials.

•	Our inability to achieve success in our identification of homologs or the nonclinical testing of our lantibiotic product candidates.

•	We are subject to extensive and costly regulation by the Food and Drug Administration, which must approve our product candidates in development and could restrict or delay the future commercialization of certain of our product candidates.

•	We may be unable to achieve commercial viability and acceptance of our proposed product candidates.

•	Our ability to consummate a transaction or agreement with respect to our seeking strategic alternatives for our consumer probiotic business.

•	Orders we receive for our consumer and professional products may be subject to terms and conditions that could result in their cancellation or the return of products to us.

•	We may be unable to successfully operate internationally.

•	We may be unable to improve upon, protect and/or enforce our intellectual property.

•	We may be unable to enter into strategic collaborations or partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or maintain strategic collaborations or partnerships.

•	We may be adversely impacted by any significant broad-based financial crises and its impact on consumers, retailers and equity and debt markets as well as our inability to obtain required additional funding to conduct our business.

•	We are subject to significant competition.

•	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources.

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

ii

-PART I

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

Our Antibiotic Product Candidate

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

In nonclinical testing, MU1140 has shown activity against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

Lantibiotics have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

In June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“Lantibiotic ECC”) with Intrexon Corporation (“Intrexon”) for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms. Through our work with Intrexon, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work with Intrexon has generated a substantial number of homologs of MU1140, and we are continuing our research and development and collaboration efforts with Intrexon to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

In our pre-clinical studies to support a potential Investigational New Drug (“IND”) filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. The study specifically evaluated homolog efficacy in relation to survival, measurable amounts of c. diff colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, which is our current lead compound, achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

We have selected a lead candidate, OG253, and have had a pre IND meeting with the FDA in November of 2015. We will continue our research and development activities on OG253 and other potential homologs. Subject to sufficient available capital, we expect to file the IND for a first-in-human clinical study of OG253 in the second half of 2016.

Our Oral Mucositis Product Candidate

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM, which we intend to continue to develop.

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, During the first quarter of 2016, we conducted a confirmatory animal study on AG013. We will use the results from that confirmatory study as we move towards a meeting with the Food and Drug Administration with the goal of launching a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. AG013 bacteria adhered to the buccal mucosa and actively secreted protein locally, resulting in homogeneous exposure to the entire mucosal surface up to 24 hours after administration of a rinse. AG013 has been granted Orphan Drug status in the European Union and we believe it may be eligible for Biologic License Application exclusivity as well as Fast Track designation with the United States Food and Drug Administration.

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

Other Product Candidates and Technologies.

In addition to our lantibiotics and oral mucositis product candidates, we also have other candidates and technologies in the oral care and weight loss areas. We do not intend to continue to develop these potential product candidates and technologies without partnering with a third party. We out-licensed the continued research and development of our weight loss product candidate in December 2013 to, LPThera LLC, a newly formed entity.

Our Products and Product Candidates

We are currently developing our antibiotic product candidate, MU1140, as well as other homolog antibiotic product candidates, researching AG013 in connection with the treatment of Oral Mucositis, commercializing our ProBiora3 probiotic products and have other product candidates for outlicensing or partnering. We seek to protect our products and product candidates through patents and patent applications. Our products and product candidates are protected by eight issued U.S. patents and five filed U.S. patent applications, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or UFRF, and patent applications we filed in connection with our exclusive license agreement with Texas A&M University System. We are the exclusive worldwide licensee to the patents for our antibiotic product candidate, MU1140, which is owned by the UFRF. We also have worldwide commercialization rights to each of these product candidates. We co-own the intellectual property for certain homologs of our MU1140 and SMaRT Replacement Therapy product candidates with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property. We have an exclusive, worldwide license from Intrexon to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Intrexon and its wholly owned subsidiary, Actobiotics NV (“Actobiotics”) to use their intellectual property to develop AG013 for the treatment of oral mucositis.

Product/Candidate	Description	Application	Status
Antibiotics	MU1140 and homologs: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Nonclinical testing

AG013	Treatment of Oral Mucositis	Treatment of oral mucositis in head and neck cancer patients	Completed Phase 1 clinical trial Potentially Phase 2 ready

ProBiora3	ProBiora3: Blend of three beneficial oral care probiotic bacteria	Oral health, teeth whitening, breath freshening (for humans, and companion pets)	Commercial (GRAS, Food)

LPT3-04	Naturally occurring chemical agent	Weight loss	Exclusively out-licensed

SMaRT Replacement Therapy	Genetically modified strain of S. mutans that does not produce lactic acid	Dental carries-tooth decay	Positioned for partnership opportunities

MU1140, Homologs of MU1140 and Other Lantibiotics

In the course of research and development, MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. MU1140 shows activity against all Gram positive bacteria against which it has been tested, including those responsible for a variety of healthcare-associated infections, or HAIs.

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon. Through this collaboration we intend to develop lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans. Intrexon is a leader in the field of synthetic biology and we believe a portion of their technologies covered by the Lantibiotic ECC helped to produce sufficient quantities of native MU1140 as well as a potential pipeline of other MU1140 homologs to initiate nonclinical testing.

As a result of this ECC, we have selected a lead candidate, OG253, and had a pre IND meeting with the FDA in November of 2015. We will continue our research and development activities on OG253 and we expect to file the IND for a first-in-human clinical study of OG253 in the second half of 2016.

Market Opportunity

The most common HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the Centers for Disease Control and Prevention, or CDC, HAIs are estimated to occur in approximately 5% of all acute-care hospitalizations. The CDC also estimates that the total direct medical cost to the U.S. healthcare system from HAIs is between $28.4 billion to $45 billion annually. Cubicin, a Gram positive lipopeptide antibiotic which was launched in the US market in November 2003 by the biotechnology company Cubist, had 2012 global sales of $926.4 million. In 2013, Cubist announced the acquisition of two companies Optimer and Trius each of which was for consideration over $800M. In 2015, Cubist was acquired by Merck for a total transaction value of $9.5 billion.

The need for novel antibiotics is increasing as a result of the growing resistance of the targeted pathogens. The CDC has estimated that up to 77% of certain nosocomial pathogenic bacteria are resistant to drugs of last resort (vancomycin-resistant E. faecium and vancomycin, respectively, in this example). HAIs are not exclusively a problem in the United States as the rest of the world has also seen a dramatic rise in HAIs during the last decade. We believe novel antibiotics have become increasingly scarce as major pharmaceutical companies focus more research and development resources on lifestyle drugs and fewer resources on specialty pharmaceuticals such as antibiotics. Between 1983 and 1987, 16 new antibiotics were approved by the FDA. Twenty years later, over an equivalent time period from 2003 to 2007, only five new antibiotics were approved by the FDA, of which only two possessed a novel mechanism of action. Between 2008 and 2012, there were only two new antibiotics approved by FDA.

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

Regulatory Status

We have performed nonclinical testing on MU1140 which has demonstrated the molecule’s novel mechanism of action. We began additional nonclinical activities on MU1140 under the ECC with Intrexon in the second half of 2013 and activities have expanded with new identified homologs as available. These nonclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates. This work is being done primarily through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. We selected a lead candidate, OG253, and we will continue our research and development activities on OG253 as we move towards the filing of an IND in the second half of 2016.

Manufacturing

Through our work with Intrexon, we have been able to produce a significant increase in the fermentation titer of the target compound MU1140 and the discovery of a new purification process for MU1140. We continue to improve on the manufacturing through collaborations with fermentation and purification experts and third party CROs, and through the hire of key personnel who will be able to further optimize and scale up the production/purification scheme internally. Our determination to examine many new homologs of MU1140 resulted in the need to reproduce the fermentation and purification steps on at least 10-15 identified homolog candidates. Each homolog requires different optimizations for both the fermentation and purification steps and in many cases required a new approach. As such our work on the development of new lantibiotic homologs using genetically modified bacteria continues. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of a MU1140 homolog and deliver a step in validating the lantibiotics platform targeting infectious diseases.

We are working with a third party manufacturer to produce additional quantities of designated homologs, based upon the developments achieved from our work with Intrexon and outside contractors. The production of additional quantities of designated homologs that are needed for the consummation and pursuit of our nonclinical testing activities supporting the pre-IND meeting is currently underway.

Our Oral Mucositis (OM) – Product Candidate

On June 9, 2015, we entered into our Oral Mucositis ECC with Intrexon and Actobiotics, a wholly-owned subsidiary of Intrexon, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the ECC, we also entered into a Stock Issuance Agreement (the “SIA”) with Intrexon which provided for the payment of a technology access fee and the potential future issuance by us of our common stock to Intrexon upon the achievement of designated development milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock.

Market Opportunity

We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of oral mucositis, that oral mucositis is a subpopulation of approximately 90,000 patients in the U.S., with a comparable number in Europe. Oral mucositis almost always occurs in patients with head and neck cancer treated with radiation therapy (greater than 80% incidence of severe mucositis) and is common in patients undergoing high dose chemotherapy and hematopoietic cell transplantation, where the incidence and severity of oral mucositis depends greatly on the nature of the conditioning regimen used for myeloablation.

According to Global Data, it is estimated the oral mucositis therapeutics market was valued at $813.2 million in 2010. Further, the oral mucositis therapeutics market is expected to grow at a compound annual growth rate (CAGR) of 5.2% from $813.2 million in 2010 to $1,156.0 million in 2017. We believe the growth would be primarily due to the increase in the number of cancer patients, increased rate of chemotherapy and increase in awareness among patients about oral mucositis.

Our Solution

To continue research and development through our collaboration with Intrexon and Actobiotics to develop AG013 as an effective treatment for oral mucositis.

Our Strategy

In collaboration with Intrexon, and subject to our ability to raise additional capital to pursue further development of AG013, we expect to further the research and development of AG013 toward the goal of moving AG013 forward in its clinical development and to assess the data generated and research and development conducted by Actobiotics on our behalf to identify other potential candidates product for the treatment of oral mucositis that could be more effective than AG013.

Regulatory Status

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

Manufacturing

We expect to utilize contract manufacturing firms to produce our investigational product candidate AG013 in accordance with “current good manufacturing practices” (cGMP) guidelines outlined by the FDA.

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

•	Oral Care For Humans: According to Packaged Facts, oral care products in the U.S. retailed at $9.1 billion in 2008 and $10.9 billion is possible by 2014. In addition, over 62.3 million Americans visited the dentist in 2009.

•	Companion Pets: In 2013 to 2014, approximately 68% of U.S. households owned a pet, with an estimated 45.3 million and 56.7 million households owning cats and dogs, respectively, according to the American Pet Products Association or APPA. The APPA also claims that total 2011 U.S. pet industry expenditures were $51 billion, representing an increase of over 5% from 2010. Within this market, approximately $11.8 billion was spent on Supplies/OTC Medicine.

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

We market products containing ProBiora3 under our own house brand names, and have branded ProBiora3 as an active ingredient for licensing and private labeling. Our house brand products contain different ratios, or blends, of the three natural strains contained in ProBiora3, which vary depending on the intended use of the product. Our ProBiora3 products are designed for repetitive use in order to achieve the intended benefits, which we believe provides us with the potential for recurring revenues as consumers who continue to seek the benefits of our products will continue to make repeat purchases. Our ProBiora3 products include:

•	EvoraPlus: a product with equal weight of all three strains that is optimally designed for the general consumer market. EvoraPlus is a mint-flavored probiotic tablet packaged in a 30-unit bottle, representing a one-month supply. The intended use for EvoraPlus is for consumers to take one tablet once per day, preferably after brushing their teeth in the evening.

•	EvoraKids: a product that has higher levels of S. rattus, which addresses dental health, but reduced levels of S. oralis and S. uberis since challenges to gum health is not a typical pediatric concern. EvoraKids is a fruit-flavored chewable probiotic tablet packaged in a 30-unit bottle, representing a one-month supply. The intended use for EvoraKids is for consumers to take one tablet once per day, preferably after brushing their teeth in the evening.

•	EvoraPet: a product that has higher levels of S. oralis and S. uberis, which addresses tooth staining and breath problems common to dogs and cats, but has reduced levels of S. rattus since a challenge to tooth health is not a typical concern in companion pets. EvoraPet comes in powder form, which is odorless and tasteless. The powder is intended to be sprinkled on a pet’s food once per day. It is sold in a jar containing a measuring scoop that provides the recommended dosage per application.

•	EvoraPro: a professional strength version of EvoraPlus that is designed for the dental office channel. EvoraPro is a mint-flavored probiotic tablet packaged in a 90-tablet bottle, representing a three-month supply. The intended use for EvoraPro is for patients, after a professional visit, for home use, with instructions to take one tablet once per day, preferably after brushing their teeth in the evening. EvoraPro can only be purchased from a professional dental office. EvoraPro was launched in early August 2010 and is currently supplied to dental professionals through major dental dealers. In 2012, we launched EvoraPro as a 90-day bottle (previously 30-day) to more closely align with the scheduling of dental patients recurring office visits and consistent with our focus on this channel.

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

Manufacturing

We have multiple suppliers who either manufacture, blend, tablet, and/or package our products. We currently have one supplier that is able to produce the three strains of bacteria needed to produce ProBiora3. We are in the process of negotiating a contract with this supplier for the production of all three strains. This supplier uses proprietary methodologies to produce these three strains of bacteria. We have one supplier who is able to blend and tablet EvoraPlus, EvoraKids, and EvoraPro. We have one additional supplier that is able to tablet EvoraPlus, EvoraKids, and EvoraPro. We have several suppliers that are currently able to package our products. We have one supplier that is able to blend and package EvoraPet.

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

Other Product Candidates and Technologies

LPT3-04 Weight Loss Product

In the course of our research efforts, our scientific team also discovered that consumption of a significant amount of LPT3-04, a naturally occurring compound which is normally consumed in the human diet in small amounts, resulted in dose-dependent weight loss in experimental animal models. In December 2013 we entered into an exclusive licensing arrangement of our LPT3-04 weight-loss product candidate for further development to LPThera LLC (“LPThera”). LPThera LLC was a newly formed entity that needs to raise capital to further pursue the opportunity presented by our LPT3-04 product candidate. LPThera LLC was formed by a former consultant to the Company who became an employee effective in April 2014 and subsequently ceased his employment in March 2016. The exclusive license agreement we granted to LPThera, provides LPThera the exclusive worldwide royalty bearing license to develop, make or have made, use, sell, offer for sale, market and promote the LPT3-04 for use under our technology. LPThera may sublicense the rights described without our written consent, but shall provide notice to us of any sublicense granted.

Under the LPT3-04 license agreement, as amended in March 2014, LPThera has agreed to achieve the following development milestones within the following time frames:

Development Milestones		Completion date
1.	Fundraising to support nonclinical and animal studies	Q2 2015
2.	Formulation development	Q3 2015
3.	Complete required nonclinical, exploratory animal and GLP animal studies	Q3 2018
4.	Complete required Investigational New Drug (“IND”) human clinical studies	Q3 2020
5.	First Regulatory Approval (as defined in the LPT3-04 license agreement)	Q3 2021
6.	First Commercial Sale (as defined in the LPT3-04 license agreement)	Q3 2021

The milestones set forth above for 2015 for fundraising and formulation development were satisfactorily achieved on a timely basis in 2015. Our licensee is pursuing a strategy of weight loss in companion pets in order to be in position to commercialize a product candidate on a more accelerated basis.

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

Our Replacement Therapy technology was exclusively licensed from the University of Florida Research Foundation, Inc. (“UFRF”). The UFRF license terminated in June 2015 when the patent covered by the license expired. The Company, however, had a new patent issue, patent number 9,260,488, through its research and development undertaken with Texas A&M. (See discussion of Texas A&M license below). The Company believes the issuance of the patent could support or enable future potential partnership opportunities for this technology.

Our In-Licensed Technology Agreements

The University of Florida Research Foundation Licenses

We hold exclusive licenses from the University of Florida Research Foundation, Inc. (“UFRF”) for our MU1140 product candidates.

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

Additional Terms of UFRF License Agreements - In the amended license agreement MU1140, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received that are dedicated solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

We are required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreement in the amount of $10,000 for the license agreement. The annual payments are required to be paid in advance on a quarterly basis which amounts to $2,500 per quarter for the license. We must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patent. We have agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed product.

The terms of the UFRF amended license agreement expire upon the earlier of (i) the date that no patents covered by the license agreement remain enforceable or (ii) the payment of earned royalties under the amended license agreement, once begun, ceases for more than three calendar quarters. We may voluntarily terminate the amended license agreement upon 90 days written notice to UFRF. UFRF may terminate the amended license agreement if we breach our obligations to timely pay any amounts due under the amended license agreement, to submit development reports as required under the license agreement or commit any other breach of any other covenants contained in the license agreement and we fail to remedy such breach within 90 days after written notice of such breach by UFRF.

Texas A&M License Agreement

In December 2011, we entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) for access to new homologs of the lantibiotic Mutacin 1140 (MU1140) and other lantibiotics with improved pharmacological properties and structural features. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” The patent filed for Replacement Therapy for Dental Carries was issued on February 16, 2016, No. 9,260,488 and will expire on February 16, 2036. We have had a longstanding relationship with Dr. James Leif Smith, one of the co-authors of the patent application. Dr. Smith is an Associate Professor in the Department of Biology at Texas A&M University and the Founder and Chair of Biotech Analyst Group, LLC, since 2006.

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

Pursuant to the Texas A&M license agreement, we are obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2015, with a milestone achievement payment of $50,000 , (ii) completion of Phase 2 clinical trial of a product using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of a product using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of a product using the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years once sales begin, Texas A&M, at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. In addition, products using the licensed technology must be substantially manufactured in the United States. We expect to seek an amendment to extend the enrollment milestones.

On July 11, 2012 the Texas A&M license agreement was amended to add references to replacement therapy in the defined terms “Licensed Technology” and “Patent Rights”. All other terms of the Texas A&M license agreement remain unchanged.

On May 18, 2015, the Texas A&M license agreement was amended to extend the enrollment of first patient in a Phase 1 clinical trial using the licensed technology, from on or before June 1, 2015, to on or before June 1, 2016. All other terms of the Texas A&M license agreement as amended remained unchanged. The term of the Texas A&M license agreement expires upon (i) the expiration of the applicable patent rights covered by the license agreement, (ii) the failure of any patent filed pursuant to the license agreement to issue, or (iii) the final and unappealable determination by a court that the patent rights are invalid. We may voluntarily terminate the license agreement upon 90 days written notice to Texas A&M. Texas A&M can terminate the license agreement if we materially breach the license agreement and do not cure such breach within 60 days of receiving notice of such breach from Texas A&M.

Our Worldwide Exclusive Channel Collaboration (“ECC”) Agreements with Intrexon

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2015.

The Oral Mucositis ECC

On June 9, 2015, we entered into an ECC with Intrexon and Actobiotics, a wholly-owned subsidiary of Intrexon, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the ECC, we and Intrexon also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Intrexon upon the achievement of designated milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock.

The ECC governs the “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified bacteria for the purpose of developing the Program.

The ECC provides for the establishment of committees comprised from us and Intrexon representatives that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts, and intellectual property.

The ECC grants us an exclusive worldwide license to utilize Intrexon’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Intrexon) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder.

Under the Oral Mucositis ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of products toward the goal of commercialization, conducting preclinical and clinical development of candidate products, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process.

We will pay Intrexon on a quarterly basis 12% of the net sales derived from the sale of products developed from the exclusive channel collaboration. We likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

We also agreed to make certain payments to Intrexon upon our achievement of designated milestones in the form of shares of our Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate our financial statements with Intrexon’s financial statements, or at our option make a cash payment to Intrexon. The Commercialization Milestone Events and amounts payable are as follows:

(i)	two million United States dollars ($2,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2 Milestone Event meaning the first dosing of a patient by or on our behalf, or our Affiliate or permitted sublicensee, in a Phase 2 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product;

(ii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2b/3 Milestone Event meaning meeting of the primary endpoint by or on our behalf, or our Affiliate or permitted sublicensee of Oragenics, in a Phase 3 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product;

(iii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Regulatory Approval Application Milestone Event for each different Oragenics Product which Regulatory Approval Application Milestone Event meaning for a given Oragenics Product, the first to occur of (a) the filing by us, our Affiliate, or a permitted sublicensee thereof, of a FDA New Drug Application or a Biologics License Application with the FDA seeking approval of such Oragenics Product, or (b) the filing of an equivalent approval or marketing application for such Oragenics Product with an equivalent regulatory authority in a foreign jurisdiction;

(iv)	ten million United States dollars ($10,000,000) within thirty (30) days of the first instance of the achievement of the Approval Milestone Event for each different Oragenics Product which Approval Milestone Event meaning the first to occur of (a) the First Commercial Sale of an Oragenics Product anywhere in the Territory, or (b) 90th day after the approval of a FDA New Drug Application for an Oragenics Product by the FDA or equivalent regulatory action in a foreign jurisdiction;

(v)	We shall pay Intrexon a milestone payment of five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the New Indication Milestone Event meaning the filing by or on our behalf, our Affiliate, or a permitted sublicensee a Supplemental FDA Application with the FDA or with another equivalent regulatory agency seeking approval of an indication for use of the product AG013 other than the current regulatory-approved indication; and

(vi)	We shall pay Intrexon a milestone payment of five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the New Product Milestone Event meaning the filing of a regulatory package filed with the FDA or with another equivalent regulatory agency by or on our behalf, our Affiliate, or a permitted sublicensee, that is deemed (according to relevant FDA guideline) to be a different drug product than AG013.

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2015.

We may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the ECC if we breach and fail to cure the breach within 60 days or we do not pursue development of the Superior Therapy under the probiotics identified by Intrexon that is a “Superior Therapy” as defined in the ECC. Upon termination of the ECC, we may continue to develop and commercialize any Company Product that, at the time of termination that satisfies at least one of the following criteria:

(i)	the particular Company Product is being sold by the Company triggering profit sharing payments under the ECC to Intrexon;

(ii)	the particular Company Product has received regulatory approval;

(iii)	the particular Company Product is a subject of an application for regulatory approval in the Field covered by the ECC that is pending before the applicable regulatory authority;

(iv)	the particular Company Product is AG013, and such Company Product has been the subject of at least one completed Phase 2 clinical trial (as such is defined by relevant FDA guidelines) during the Term; or

(v)	the particular Company Product other than AG013 and such Oragenics Product is the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field.

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

To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is “substantially equivalent” to a “predicate device,” which is a previously 510(k) cleared Class I or Class II device, a pre-amendment Class III device for which the FDA has not yet called for PMA applications or a device that was in commercial distribution before May 28, 1976. To demonstrate substantial equivalence, the applicant must show that the device has the same intended use and the same technological characteristics as the predicate, or if the device has different technological characteristics than the predicate, the device does not raise new questions of safety and effectiveness, and is at least as safe and effective as the predicate. The FDA’s 510 (k) clearance pathway usually takes from four to twelve months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

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

We have a limited ability to predict how competitive our products and product candidates will be in the market place. The competition we believe currently exists with respect to each of our products is as follows:

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

AG013 and Oral Mucositis

There are several companies pursuing therapies for the treatment of Oral Mucositis. Several large pharmaceutical companies are also thought to be looking at this area and they have significantly more resources than we do.

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

Patents

We attempt to protect our technology and products through patents and patent applications. We have a portfolio of patents and patent applications covering certain of our product candidates and other technologies. As of December 31, 2015, we held two U.S. issued patents, five U.S. patent applications pending, twenty seven foreign issued patents, and twenty-two foreign patent applications pending. In addition, as of December 31, 2015, we have licenses for approximately five U.S. issued patents, zero U.S. patent applications pending, eleven foreign issued patents and zero foreign patent application pending. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the fee.

The following table sets forth information regarding each of our currently held or licensed United States patents:

Antibiotics

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
5,932,469	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

6,391,285	2017	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

6,475,771	2017	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

6,964,760	2018	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA

7,067,125	2019	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

ProBiora3

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
7,931,892	2027	Compositions and Methods for the Maintenance of Oral Health	Owned	USA

8,865,156	2025	Compositions and Methods for the Maintenance of Oral Health	Owned	USA

Replacement Therapy

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
9,260,488	2033	Replacement Therapy for Dental Carries	Owned	USA

We have exclusively licensed the intellectual property for our MU1140 antibiotic product candidate from the UFRF. Our exclusive license agreement extends through to the patent expiration dates. See “Our In-Licensed Technology Agreements.” We co-own the intellectual property for certain homologs of our MU1140 product candidate with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property. We have an exclusive, worldwide license from Intrexon to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Intrexon and its wholly owned subsidiary, Actobiotics NV to use their intellectual property to develop AG013 for the treatment of oral mucositis.

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

Our pending patent applications cover a range of technologies, including specific embodiments and applications for treatment of various medical indications, improved application methods and adjunctive utilization with other therapeutic modalities. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Accordingly, we do not know whether any of the applications we acquire or license will result in the issuance of patents, or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in opposition proceedings in a foreign patent office, or for United States patent applications filed before March 16, 2013, in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, or in United States inter partes review or post-grant review procedures, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

Trademarks

Our trademarks are of material importance to our business. We have developed many brand names and trademarks for our products. Accordingly, our future success may depend in part upon the goodwill associated with our brand names. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, IVIAT™ and CMAT™, LPT3-04™, and DPOLT™. We currently have pending with the U.S. PTO, applications for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives). We also hold U.S. trademark registrations for EVORAKIDS ®, EVORAPRO ®, EVORAPLUS ®,

EVORAPET®, TEDDY’S PRIDE ®, STREPTOCOCCUS ORALIS KJ3®, STREPTOCOCCUS RATTUS JH145®, STREPTOCOCCUS UBERIS KJ2®, PROBIORA3® and ORAGENICS® (oral care probiotic preparations). We hold a European Community trademark registration for PROBIORA3®. Finally, we have applications pending and/or registered for key oral care probiotics brand marks in an additional 12 countries.

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

Research and Development Costs

We have spent $8,803,033 and $3,065,053 on research and development of our technologies during the years ended December 31, 2015 and 2014, respectively. Approximately $5,000,000 of the 2015 research and development costs consisted of a one-time up front Technology Access Fee we paid to Intrexon in connection with the Oral Mucositis ECC.

Employees

We have fifteen full-time employees and one part-time employee. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $11.7 million and $5.8 million for the years ended December 31, 2015, and 2014, respectively. As of December 31, 2015 our accumulated deficit was approximately $87.6 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date has not generated significant revenue. We expect that the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of December 31, 2015 will be sufficient to fund our operations as presently structured through the end of June 2016. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we may need to raise additional capital to, among other things:

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand and current revenues without additional financing through June 2016. Absent sufficient additional financing, we may be unable to remain a going concern.

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

Currently our sole source of product revenues is from sales of our ProBiora3 products, which began in late 2008 and have generated only modest revenues to date. Sales of our ProBiora3 products were $1,175,841, $939,926 and $949,593 for the years ended December 31, 2015, 2014 and 2013, respectively. There can be no assurance our ProBiora3 product sales will ever generate significant revenue.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program and our Oral Mucositis Program and their successful commercialization.

Our product candidates under our Lantibiotics Program and Oral Mucositis Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates including MU1140 or any homologs thereof we may develop. We have performed extensive nonclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon. We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, and subject to sufficient available capital, we would expect to file an Investigational New Drug application with the FDA by the second half of 2016. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

Our exclusive channel collaboration agreements with Intrexon are based on early stage technologies in their fields.

Our exclusive channel collaboration agreements with Intrexon contemplate the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics and AG013. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

We will incur additional expenses in connection with our exclusive channel collaboration arrangements with Intrexon.

Pursuant to our exclusive channel collaborations with Intrexon under our Lantibiotics Program and Oral Mucositis Program, we are responsible for future research and development expenses of product candidates developed under such collaborations, including those incurred by Intrexon for research on our behalf as provided in the ECC Agreements with Intrexon. As a result we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our ECCs are difficult to predict. Although all manufacturing, nonclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our Lantibiotics Program and Oral Mucositis Program with Intrexon.

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

We may not be able to retain the exclusive rights licensed to us by Intrexon to develop and commercialize lantibiotic products and AG013 related products.

Under our ECCs with Intrexon we are responsible for, among other things, funding the further anticipated development of lantibiotics and AG013 toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). During the first 16 months, neither we nor Intrexon may terminate the Oral Mucositis ECC, except under limited circumstances. Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. There can be no assurance that we will be able to successfully perform under the Oral Mucositis ECC and if the Oral Mucositis ECC is terminated it would prevent us from achieving our business objectives.

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

Our MU1140 homologs and other product candidates are in early stage development and will require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed extensive nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during the remainder of 2016. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program and Oral Mucositis Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

If we fail to comply with our obligations in the agreements with the University of Florida Research Foundation, Inc., under which we license our rights to MU1140, our license to that product candidate may be terminated and we will be unable to commercialize that product candidate.

We hold our MU1140 product candidate under a license from the University of Florida Research Foundation, Inc., or UFRF. We are required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreement in the amount of $10,000. The minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $2,500 per quarter) for the license. We are also required to pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

The UFRF may terminate our licenses to MU1140 if we breach our obligations to timely pay these amounts, to submit development reports as required under the license agreement or commit any other breach of any other covenants contained in the license agreement and we fail to remedy such breach within 90 days after written notice of such breach by UFRF. There is no assurance that we will be able to comply with these conditions in a timely manner or at all. If our license agreement is terminated, we will be unable to commercialize the product candidate.

If we are able to commercialize any product candidates, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire a permanent CEO could harm our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and scientific team, who have extensive experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees. In October 2014, our Chief Executive Officer resigned and our Board of Directors is working to identify a successor. Mr. Michael Sullivan, Certified Public Accountant who was hired in February 2012 as our Chief Financial Officer, is currently acting as our Interim Principal Executive Officer while a new chief executive officer is being sought. The loss of the services of senior management or any key employees could harm our ability to develop and commercialize our product candidates. We have no key man life insurance policies.

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

As of March 30, 2016, the KFLP, together with members of the Koski family, beneficially owns approximately 27.8% of our outstanding shares of common stock and Intrexon, together with its CEO, beneficially owns approximately 33.0% of our outstanding shares of common stock. Additionally, Christine L. Koski and Robert C. Koski, serve on our Board of Directors. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider. The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. However with respect to Intrexon, the Stock Issuance Agreement we entered into with Intrexon on June 5, 2012, contains a standstill provision pursuant to which, among other things, Intrexon has agreed that until June 5, 2015, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. This standstill provision could also have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.

The issuance of additional equity securities by us in the future could result in dilution to our existing shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing shareholders. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 27,382,830 shares as of December 31, 2012 to 39,858,540 shares as of December 31, 2015.

In connection with the Lantibiotic ECC that we entered into on June 20, 2012, we could be required to issue up to additional 10% of our then outstanding shares of common stock to Intrexon upon meeting all commercialization milestones.

In connection with the new Oral Mucositis ECC we entered into on June 9, 2015, we will be required, at our option, to pay up to $32.0 million cash to Intrexon or issue up to $32.0 million of additional shares of our common stock to Intrexon upon meeting certain commercialization milestones. We also issued a Convertible Note in the amount of $5,000,000 as payment of the Technology Access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock. In December of 2015, we issued 3,381,004 shares of our common stock in payment of this Convertible Note and accrued interest.

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

Our common stock commenced trading on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) on April 10, 2013, and we are subject to certain NYSE MKT continued listing requirements and standards. Historically the daily trading volume of our shares is relatively low which has made our common stock significantly less liquid and there can be no assurance that liquidity will increase as a result of being listed on the NYSE MKT. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE MKT. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE MKT’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 27,382,830 shares as of December 31, 2012 to 39,858,540 as of December 31, 2015.

As of December 31, 2015, there were 39,858,540 shares of our common stock outstanding, with another 175,584 shares of common stock issuable upon exercise of warrants to investors, 1,471,031 shares issuable upon exercise of options outstanding and an additional 651,507 shares available for option grants under our 2012 Equity Incentive Plan. The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on September 30, 2013 we issued 1,348,000 restricted shares of our common stock to Intrexon as part of the technology access fee for the LBPs ECC and on the same date we also sold 1,300,000 restricted shares of our common stock to Intrexon in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

In November 2012 we entered into a new one year lease for executive offices located at 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634 which replaced our existing lease space located at the 3000 Bayport Drive location in Tampa. The new lease location has become our principal executive office and is also being used for sales and marketing and product distribution. The office space is approximately 4,168 square feet. In October 2013 we renewed this lease through February 2017. The 12-month lease costs for the year ended December 31, 2015 were $78,476 which includes insurance, taxes and utilities. Lease payments are capped during the term.

In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The 12-month lease costs for the year ended December 31, 2015 were $122,922 which includes insurance, taxes and utilities. Lease payments are capped during the term which expires in November 2019. We expect the location in Alachua, Florida to continue to be used primarily as our research and laboratory space. There were $-0- in leasehold improvements in 2015 and 2014. On July 13, 2014 we amended the lease for our Alachua, Florida facility. The lease term was extended from an expiration date of December 1, 2014 to an expiration date of November 30, 2019. The monthly lease payments are initially $10,219 per month with annual rent increases of 3%. We may terminate the lease for this facility prior to November 30, 2019 upon the payment of nine months’ rent in advance. All other terms of the original lease are unchanged and remain in effect.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE MKT under the ticker symbol “OGEN”. The following table sets forth the high and low bid quotations of our common stock reflected on the NYSE MKT. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on March 11, 2016 was $0.94 per share. As of March 11, 2016, there were approximately 66 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

	2015		2014
Period	High	Low	High	Low
First quarter	$1.78	$0.70	$4.65	$2.80
Second quarter	$2.64	$0.66	$3.11	$1.56
Third quarter	$3.87	$1.32	$2.05	$1.20
Fourth quarter	$2.12	$1.02	$1.29	$0.74

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

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2015. The Company has no publicly announced share repurchase programs.

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

Our Antibiotic Product Candidate

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

In nonclinical testing, MU1140 has shown activity against all Gram positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

Lantibiotics have been difficult to investigate for their clinical usefulness as a therapeutic agent in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

In June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“Lantibiotic ECC”) with Intrexon Corporation (“Intrexon”) for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms. Through our work with Intrexon, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work with Intrexon has generated a substantial number of homologs of MU1140, and we are continuing our research and development and collaboration efforts with Intrexon to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

In our pre-clinical studies to support a potential Investigational New Drug (“IND”) filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. The study specifically evaluated homolog efficacy in relation to survival, measurable amounts of c. diff colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, which is our current lead compound, achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

We have selected a lead candidate, OG253, and have had a pre IND meeting with the FDA in November of 2015. We will continue our research and development activities on OG253 and other potential homologs. Subject to sufficient available capital, we expect to file the IND for a first-in-human clinical study of OG253 in the second half of 2016.

Our Oral Mucositis Product Candidate

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM, which we intend to continue to develop.

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secreted protein locally, resulting in homogeneous exposure to the entire mucosal surface up to 24 hours after administration of a rinse. During the first quarter of 2016, we conducted a confirmatory animal study on AG013. We will use the results from that confirmatory study as we move towards a meeting with the Food and Drug Administration with the goal of launching a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. AG013 has been granted Orphan Drug status in the European Union and we believe it may be eligible for Biologic License Application exclusivity as well as Fast Track designation with the United States Food and Drug Administration.

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

Since initial commercialization of our ProBiora3 products we have attempted to improve market awareness and sales of our oral probiotic product line with limited success to date and we have reduced our marketing expenditures accordingly to focus more on lantibiotics. The allocation of limited financial resources between research and development of lantibiotics for our other product candidates and sale and marketing efforts for our ProBiora3 products, among other factors, resulted in our December 2014 announcement that we would seek to explore strategic alternatives for the probiotic business. These alternatives could include joint ventures, strategic partnerships or alliances, a sale of the probiotic products business or other possible transactions. There can be no assurance that a transaction or agreement, will be consummated with terms favorable to us, if at all.

Other Product Candidates and Technologies

In addition to our lantibiotics and oral mucositis product candidates, we also have other candidates and technologies in the oral care and weight loss areas. We do not intend to continue to develop these potential product candidates and technologies without partnering with a third party. We out-licensed the continued research and development of our weight loss product candidate in December 2013 to, LPThera LLC, a newly formed entity.

Recent Developments

As of December 31, 2015 we had an accumulated deficit of $87,655,968 and we have yet to achieve profitability. We incurred net losses of $11,711,333 and $5,789,519 for the years ended December 31, 2015 and 2014, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We need to raise additional capital. The report of our independent registered public accounting firm with respect to our financial statements appearing in our Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations, and our need to raise additional financing and/or financial support prior to June 30, 2016 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through December 31, 2015, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. For the years ended December 31, 2015 and 2014, our net revenues were $1,175,841 and $939,926, respectively.

Financial Overview

Net Revenues

Our revenues are derived from sales of our ProBiora3 products which were $1,175,841 and $939,926 for the years ended December 31, 2015 and 2014, respectively. Future increases in net revenue for our ProBiora3 products will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products, which we have substantially scaled back. Our marketing efforts for our ProBiora3 products have had limited success to date as revenues have not significantly increased from period to period. We continue to consider options for marketing our ProBiora3 Products that can be cost-effective as we seek to manage the use of our cash resources relative to the research and development we are conducting for our other product candidates.

We expect that our future revenues will fluctuate from quarter to quarter as a result of the volume of sales of our products and the amount of license fees, research and development reimbursements, milestone and other payments from any license or strategic partnerships we have entered into or we may enter into in the future.

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

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our ECC agreements with Intrexon and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

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

Our research and development expenses were $8,803,033 and $3,065,053 for the years ended December 31, 2015 and 2014, respectively. Included in research and development expense for 2015 is the non-cash expense of $5,000,000 associated with an up-front payment of a technology access fee, consisting of the issuance of a convertible note to Intrexon for $5,000,000 in connection with the establishment of the Oral Mucositis ECC with Intrexon. The convertible note, including accrued interest, was repaid in December 2015 through the issuance of 3,381,004 shares of our common stock.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and nonclinical product development programs for our MU1140 product candidate and with respect to our oral mucositis product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current antibiotic product development candidate is not expected to be commercially available until we are able to obtain regulatory approval from the FDA, which is not expected before 2017.

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

Income Taxes

As of December 31, 2015 and 2014, we have net operating loss carryforwards of approximately $81,059,000 and $69,735,000, respectively, to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,708,000 and $1,355,000 as of December 31, 2015 and 2014, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2035 and 2025, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. There are certain critical estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:

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

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and we reserve for the following: inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2015 and 2014 was $60,660 and $50,184, respectively.

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

Stock-Based Compensation

U.S. Generally Accepted Accounting Principles (“US GAAP”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

Under US GAAP, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, GAAP provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014–15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined its impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for US GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company’s financial statements.

There are no other new accounting pronouncements issued or effective during 2015 that have had or are expected to have an impact on the Company’s financial statements.

Results of Operations:

	Years Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Revenue, net	$1,175,841	$939,926	$240,234	$220,504
Cost of sales	481,743	369,597	92,373	90,521
Operating expenses:
Research and development	8,803,033	3,065,053	1,343,715	548,227
Selling, general and administrative	3,543,184	3,321,771	1,000,171	811,928

Total operating expenses	12,346,217	6,386,824	2,343,886	1,360,155

Loss from operations	(11,652,119)	(5,816,495)	(2,196,025)	(1,230,172)
Other income (expense):
Interest income	21,378	36,998	3,983	7,823
Interest expense	(76,668)	(4,030)	(26,467)	(1,174)
Local business tax	(4,700)	(5,789)	(900)	(49)
Other income (expense)	776	(203)	—	—

Total other income (expense), net	(59,214)	26,976	(23,384)	6,600

Loss before income taxes	(11,711,333)	(5,789,519)	(2,219,409)	(1,223,572)

Income tax benefit	—	—		—

Net Loss	$(11,711,333)	$(5,789,519)	$(2,219,409)	$(1,223,572)

For the Three Months Ended December 31, 2015 and 2014

Net Revenues. We generated net revenues of $240,234 for the three months ended December 31, 2015 compared to $220,504 in the same period in 2014; an increase of $19,730. Net revenue consists solely of probiotics sales.

Cost of Sales. Cost of sales were $92,373 for the three months ended December 31, 2015 compared to $90,521 in the same period in 2014; an increase of $1,852. The increase was primarily attributable to a net increase in scrap expense. Gross margin for the three months ended December 31, 2015 was 72.5% versus 68.1% for the same period in 2014.

Research and Development. Research and development expenses were $1,343,715 for the three months ended December 31, 2015 compared to $548,227 in the same period in 2014; an increase of $795,488, or 145.17%. This increase was primarily due to increases in costs associated with work under the ECC’s, stock based compensation costs, and salary and salary related costs of $510,300, $200,304, and $122,392 respectively. These increases were partially offset by a decrease in patent costs of $28,703.

Selling, General and Administrative. Selling, general and administrative expenses were $1,000,171 for the three months ended December 31, 2015 compared to $811,928 in the same period in 2014; an increase of $188,243, or 23.2%. This increase was primarily due to increases in stock based compensation, board fees, consulting, contract manufacturing, selling expense, and depreciation costs of $179,169, $69,124, $66,286, $18,240, $11,285 and $11,064, respectively. These increases were partially offset by a decrease in salary and salary related costs of $174,731.

Other Income (Expense). Other income (expense) was $(23,384) for the three months ended December 31, 2015 compared to $6,600 in the same period in 2014; a change of $29,984. The net change was primarily attributable to a decrease in interest income of $3,840 due to decreased cash balances during 2015 and an increase in interest expense of $25,294 due to increased levels of borrowing in 2015 relating to the Convertible Note Payable to Shareholder.

For the Years Ended December 31, 2015 and 2014

Net Revenues. We generated net revenues of $1,175,841 for the year ended December 31, 2015 compared to $939,926 for the year ended December 31, 2014; an increase of $235,915. Net revenue consists solely of probiotics sales.

Cost of Sales. Cost of sales were $481,743 for the year ended December 31, 2015 compared to $369,597 for the year ended December 31, 2014; an increase of $112,146. This increase was primarily attributable to an increase in sales of our ProBiora3 products. Gross margin for the year ended December 31, 2015 was 67.8% versus 69.9% for the year ended December 31, 2014.

Research and Development. Research and development expenses were $8,803,033 for the year ended December 31, 2015 compared to $3,065,053 for the year ended December 31, 2014; an increase of $5,737,980, or 187.2%. This increase was primarily due to the payment of a $5.0 million technology access fee through the issuance of a Convertible Note Payable to Intrexon pursuant to the terms of the our new Oral Mucositis ECC during the twelve months ended December 31, 2015. There was no such payment of a Technology Access Fee to Intrexon during the twelve month period ending December 31, 2014. In addition, there was an increase in salary and salary related costs, stock based compensation costs, and costs associated with work under the ECC’s of $429,269, $224,769, and $192,002 respectively. These increases were partially offset by decreases in patent costs of $134,710.

Selling, General and Administrative. Selling, general and administrative expenses were $3,543,184 for the year ended December 31, 2015 compared to $3,321,771 for the year ended December 31, 2014; an increase of $221,413 or 6.66%. This increase is due to increases in stock option expense, board fees, depreciation, contract manufacturing, accounting, registration fees, and selling expenses of $522,904, $228,999, $43,485, $30,400, $30,073, $24,406 and $20,021 respectively. These increases were partially offset by decreases in salaries and salary related costs, consulting, legal, and advertising costs of $419,985, $152,232, $93,362 and $25,198, respectively.

Other Income (Expense). Other income (expense) was $(59,214) for the year ended December 31, 2015 compared to $26,976 for the year ended December 31, 2014; a change of $86,190. The net change was primarily attributable to a decrease in interest income of $15,620 due to decreased cash balances during 2015 and an increase in interest expense of $72,638 due to increased levels of borrowing in 2015 relating to the Convertible Note Payable to Shareholder.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(5,104,385)	$(5,559,130)
Net cash used in investing activities	(101,231)	(110,249)
Net cash used in financing activities	(159,950)	(158,210)

Net decrease in cash and cash equivalents	$(5,365,566)	$(5,827,589)

The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $4,590,374 and $10,226,856 as of December 31, 2015 and 2014, respectively.

Additional details of our financing activities for the periods reflected in this report are provided below:

Financings

The June 2015 Convertible Note Payable

On June 9, 2015, we entered into an unsecured short-term Convertible Promissory Note in the principal amount of $5,000,000 bearing interest at 3.00% as consideration for the Technology Access Fees associated with the Oral Mucositis ECC entered into with Intrexon. The Convertible Promissory Note was payable, at the Company’s option, in cash or shares of the Company’s common stock. Principal and accrued interest were due on December 31, 2015. On December 1, 2015, the outstanding principal and accrued interest under the Convertible Note Payable was repaid through the issuance of 3,381,004 shares of our common stock.

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

On June 20, 2013, we entered into a short-term note payable for $106,994 bearing interest at 4.64% per annum to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2013 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 24, 2014. On July 24, 2014, we entered into a short-term note payable for $108,306 bearing interest at 4.64% to finance the director and officers and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on June 24, 2015.

On March 19, 2015, we entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 16, 2015.

On July 28, 2015, the Company entered into a short-term note payable for $109,067 bearing interest at 4.647% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2015 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2016.

Future Capital Requirements

Our capital requirements for 2016 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to only fund our operating plan through June 2016. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new Oral Mucositis ECC, we will require additional capital.

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

Tax Loss and Credit Carryforwards

As of December 31, 2015 and 2014, we have net operating loss carryforwards of approximately $81,059,000 and $69,735,000, respectively, to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,708,000 and $1,355,000 as of December 31, 2015 and 2014, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2035 and 2025, respectively. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 private placement transaction with the Koski Family Limited Partnership, or KFLP, in June 2009. Subsequent to this event, we again exceeded the 50% threshold when we executed transactions with Intrexon in December 2013. As a result, our loss carryforwards incurred from July 2009 through December 2013 will be limited to approximately $3,540,000 per year. Our historical loss carryforwards through June 2009 will be limited to approximately $417,000 per year. We anticipate that this will effectively limit our ability to utilize our historical loss carryforwards through June 2009 to an aggregate amount of approximately $6,285,000 over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. We also anticipate that this limitation will effectively cause all of our tax credit carryforwards through June 2009 to expire unused. We do not anticipate that the December 2013 limitation will cause any of our loss carryforwards or tax credits incurred July 2009 through December 2013 to expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after December 2013 are expected to add to our loss carryforwards and to be fully available to us.

At December 31, 2015 and 2014, we recorded a 100% valuation allowance against our deferred tax assets of approximately $31,199,000 and $26,928,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

During 2011, we disclosed and identified several material weaknesses in our internal controls over financial reporting. As of December 31, 2014 we remediated all but one of the identified material weaknesses. The remaining material weakness related to a lack of adequate segregation of duties due to our small number of employees. During the year ended December 31, 2015, we analyzed our processes and systems. Based upon that analysis, we implemented during the fourth quarter several additional processes and system controls that lead us to conclude that we no longer have a lack of adequate segregation of duties. Management believes that the financial statements in our Annual Report on December 31, 2015 Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management believes that, existing controls were effective and operating properly as designed. During 2015, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

Changes in Internal Controls over Financial Reporting

Except as indicated in the preceding paragraphs about management’s evaluation of disclosure controls and procedures and internal controls, our management, with the participation of our Interim Principal Executive Officer and Chief Financial Officer, has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Interim Principal Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management’s Report on Internal Control over Financial Reporting

The management of Oragenics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management, under the supervision of the Interim Principal Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We have integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Equity Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2015 with respect to the 2012 Equity Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	1,471,031	$2.00	651,507
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—

Total:	1,471,031	$2.00	651,507

(1)	The Company does not have any equity compensation plans that have not been approved by security holders. The Company does have warrants to acquire 175,584 shares of common stock outstanding at a weighted average exercise price of $1.50 per share.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-22.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

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

Dated: March 30, 2016

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

Signature	Title	Date

/s/ Michael O. Sullivan	Interim Principal Executive Officer and	March 30, 2016
Michael O. Sullivan	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Christine L. Koski	Director	March 30, 2016
Christine L. Koski

/s/ Robert C. Koski	Director	March 30, 2016
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	March 30, 2016
Frederick W. Telling

/s/ Charles L. Pope	Director	March 30, 2016
Charles L. Pope

/s/ Alan W. Dunton	Director	March 30, 2016
Alan W. Dunton

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Oragenics, Inc.

We have audited the accompanying balance sheets of Oragenics, Inc. (the Company) as of December 31, 2015 and 2014 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oragenics, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2016

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$5,083,355	$10,448,921
Accounts receivables, net	21,115	15,608
Inventory, net	321,509	439,189
Prepaid expenses and other current assets	211,749	119,410

Total current assets	5,637,728	11,023,128
Property and equipment, net	140,651	109,292

Total assets	$5,778,379	$11,132,420

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$969,787	$710,210
Short-term notes payable	63,352	64,840
Deferred revenue	14,215	21,222

Total current liabilities	1,047,354	796,272

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2015 and 2014 respectively; 39,858,540 and 36,178,944 shares issued and outstanding at December 31, 2015 and 2014, respectively	39,859	36,179
Additional paid-in capital	92,347,134	86,244,604
Accumulated deficit	(87,655,968)	(75,944,635)

Total shareholders’ equity	4,731,025	10,336,148

Total liabilities and shareholders’ equity	$5,778,379	$11,132,420

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014
Revenue, net	$1,175,841	$939,926
Cost of sales	481,743	369,597

Gross profit	694,098	570,329

Operating expenses:
Research and development	8,803,033	3,065,053
Selling, general and administrative	3,543,184	3,321,771

Total operating expenses	12,346,217	6,386,824

Loss from operations	(11,652,119)	(5,816,495)

Other income (expense):
Interest income	21,378	36,998
Interest expense	(76,668)	(4,030)
Local business tax	(4,700)	(5,789)
Other income (expense)	776	(203)

Total other income (expense), net	(59,214)	26,976

Loss before income taxes	(11,711,333)	(5,789,519)

Income tax benefit	—	—

Net loss	$(11,711,333)	$(5,789,519)

Basic and diluted net loss per share	$(0.32)	$(0.16)

Shares used to compute basic and diluted net loss per share	36,656,257	36,153,588

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2013	35,993,944	$35,994	$85,957,757	$(70,155,116)	$15,838,635

Issuance of common stock and exercise of warrants	185,000	185	102,315	—	102,500
Compensation expense relating to option issuances	—	—	184,532	—	184,532
Net loss	—	—	—	(5,789,519)	(5,789,519)

Balances at December 31, 2014	36,178,944	$36,179	$86,244,604	$(75,944,635)	$10,336,148

Issuance of common stock and exercise of warrants	3,479,596	3,480	5,068,026	—	5,071,506
Compensation expense relating to option issuances	—	—	770,704	—	770,704
Issuance of restricted common stock	200,000	200	263,800	—	264,000
Net loss	—	—	—	(11,711,333)	(11,711,333)

Balances at December 31, 2015	39,858,540	$39,859	$92,347,134	$(87,655,968)	$4,731,025

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,711,333)	$(5,789,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in convertible note payable to shareholder	5,000,000	—
Depreciation and amortization	71,152	27,667
(Gain) loss on sale of property and equipment	(1,280)	203
Stock issued as compensation to non-employee directors	264,000	102,500
Stock-based compensation expense	770,704	184,532
Changes in operating assets and liabilities:
Accounts receivables, net	(5,507)	48,826
Inventory, net	117,680	(150,806)
Prepaid expenses and other current assets	66,123	214,831
Accounts payable and accrued expenses	331,083	(199,747)
Deferred revenue	(7,007)	2,383

Net cash used in operating activities	(5,104,385)	(5,559,130)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,280	424
Purchase of property and equipment	(102,511)	(110,673)

Net cash used in investing activities	(101,231)	(110,249)

Cash flows from financing activities:
Payments on short-term notes payable	(159,950)	(158,210)

Net cash used in financing activities	(159,950)	(158,210)

Net decrease in cash and cash equivalents	(5,365,566)	(5,827,589)
Cash and cash equivalents at beginning of period	10,448,921	16,276,510

Cash and cash equivalents at end of period	$5,083,355	$10,448,921

Supplemental disclosure of cash flow information:
Interest paid	$5,241	$4,058

Non-cash investing and financing activities:
Conversion of convertible note payable and accrued interest to common shares	$5,071,506	$—

Borrowings under short term notes payable for prepaid expense	$158,462	$158,999

Par value of common stock issued for cashless exercise of warrants	$99	$135

Par value of restricted shares issued	$200	—

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2015 and 2014

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $1,175,841, incurred a net loss of $11,711,333 and used cash of $5,104,385 in its operating activities during the year ended December 31, 2015. As of December 31, 2015, the Company had an accumulated deficit of $(87,655,968) and cash flows from operations were negative throughout 2015.

During 2012, a significant source of debt and equity funding was provided by the Company’s largest shareholder, the Koski Family Limited Partnership (the “KFLP”). In addition, in 2013 and 2012 the Company raised $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2015 will be sufficient to meet the business objectives as presently structured through June 2016.

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

2. Significant Accounting Policies

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined its impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016. The FASB has subsequently delayed this standard by one year. Early adoption is permitted as of the original effective date.

The Company is currently evaluating the effects, if any, the adoption of this guidance will have on the Company’s financial statements.

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2015 that have had or are expected to have an impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts.

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributor customer accounts. The Company defers recognition of revenue on these accounts until the customer provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $14,215 and $21,222 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents are deposited in a financial institution and consist of demand deposits and overnight repurchase agreements and at times deposits are in excess of federally insured limits.

Accounts Receivable

Accounts receivable are recorded at their net realizable value and consist of trade receivables from the sale of product to customers. We analyze accounts receivable on a monthly basis and determine the collectability based on the facts and circumstances relating to each customer. The Company estimates their allowance for doubtful accounts based on sales trend and specific review of the creditworthiness of each customer. As of December 31, 2015 and 2014, the Company had recorded an allowance for doubtful accounts of approximately $1,400 and $1,000, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2015 and 2014 was approximately $60,660 and $50,100, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset (three years).

Business Segments

In accordance with US GAAP, the Company is required to report segment information. As the Company only operates principally in one business segment, no additional reporting is required.

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

Stock-Based Compensation

US GAAP requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

The Company records allowances for discounts and product returns at the time of sales as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. We maintain a return policy that allows our customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns is analyzed quarterly and is based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or our product returns changes, the reserve will be adjusted. While the Company believes that the reserves we have established are reasonable and appropriate based upon current facts and circumstances, applying different judgments to the same facts and circumstances would result in the estimated amounts for sales returns and chargebacks to vary. Because our ProBiora3 products have only recently been introduced, we could experience different circumstances in the future and these differences could be material.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2015 and 2014.

Advertising Expenses

The Company’s policy is to expense advertising and marketing costs as incurred. For the years ended December 31, 2015 and 2014, advertising and marketing expense was $35,887 and $61,085, respectively.

Research and Development Expenses

Research and development consists of expenses incurred in connection with the discovery and development of product candidates. These expenses consist primarily of the following: employee-related expenses, which include salaries and benefits and attending science conferences; costs incurred in connection with Exclusive Channel Collaboration (“ECC”) agreements with Intrexon, expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. The Company expenses research and development costs as incurred.

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

Under US GAAP, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, US GAAP provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

Concentrations

The Company is dependent on four key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraPro, and Teddy’s Pride products during the years ended December 31, 2015 and 2014, respectively. The majority of the Company’s cost of sales are from these key suppliers. As of December 31, 2015 and 2014, our accounts payable and accrued expenses for these vendors totaled $91,138 and $189,120, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2015, the uninsured portion of this balance was $4,833,355. As of December 31, 2014, the uninsured portion of this balance was $10,198,921.

3. Inventory, net

Inventory, net consists of the following as of December 31, 2015 and 2014:

	2015	2014
Finished goods	$153,461	$113,553
Rights of Return Agreements	5,923	6,910
Raw materials	222,785	368,910

Total inventory	382,169	489,373
Less: inventory reserve	(60,660)	(50,184)

Inventory, net	$321,509	$439,189

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2015 and 2014:

	2015	2014
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	794,625	872,380
Leasehold improvements	487,871	487,871
Office and computer equipment	285,326	285,326

	1,588,564	1,666,319
Accumulated depreciation and amortization	(1,447,913)	(1,557,027)

Property and equipment, net	$140,651	$109,292

Depreciation and amortization expense for the years ending December 31, 2015 and 2014 was $71,152 and $27,667, respectively.

5. Related Party Transactions

At December 31, 2015 and 2014 deferred payments totaling $25,500 and $25,500, respectively, were owed to former directors in connection with their service on our Board and are included in the accompanying balance sheets in accounts payable and accrued expenses.

On June 9, 2015, we entered into our Oral Mucositis ECC with Intrexon and Actobiotics, a wholly-owned subsidiary of Intrexon, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the ECC, we also entered into a Stock Issuance Agreement (the “SIA”) with Intrexon which provided for the payment of a technology access fee and the potential future issuance by us of our common stock to Intrexon upon the achievement of designated development milestones. We also issued a Convertible Promissory Note (the “Note”) in the amount of $5,000,000 with interest at 3% per annum, as payment of the technology access fee associated with this ECC which was payable, at our option, in cash or shares of our common stock.

On December 1, 2015, the Company issued a Notice of Conversion to Intrexon indicating 3,381,004 shares of Company common stock has been issued to Intrexon effective December 1, 2015 in connection with the Note and in satisfaction of the Company’s obligations under the Note.

On September 30, 2015, the Company and Intrexon mutually agreed to terminate the Exclusive Channel Collaboration Agreement dated September 30, 2013 regarding the development and commercialization of probiotics (the “Live Biotherapeutic Products ECC”). The termination of the Live Biotherapeutic Products ECC was to enable Oragenics to focus its resources on the lantibiotic and oral mucositis programs.

As of December 31, 2015, Intrexon Corporation owned approximately 33.17% of our outstanding common stock. During the year ended December 31, 2015 and 2014, the Company paid $298,581 and $866,030, respectively to Intrexon Corporation (“Intrexon”) under the Exclusive Channel Collaboration Agreement to develop and commercialize lantibiotics (the “Lantibiotic ECC”) and we paid $195 and $46,697, respectively to Intrexon under the Exclusive Channel Collaboration Agreement to develop and commercialize genetically modified probiotics (the “LBPs ECC”) and the Company paid $263,590 and $0, respectively to Intrexon under the Exclusive Channel Collaboration Agreement to develop and commercialize AG013 (the “Oral Mucositis ECC”).

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2015 and 2014:

	2015	2014
Accounts payable trade	$383,888	$483,641
Intrexon Collaboration Agreement	302,107	780
Professional fees	155,506	102,258
Vacation	87,624	77,776
Deferred compensation	25,500	25,500
Consulting fees	1,000	5,000
Sales return allowance	11,129	12,637
Other	3,033	2,618

Total accounts payable and accrued expenses	$969,787	$710,210

7. Short Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2015 and 2014:

	2015	2014
Product liability insurance financing of $49,395 and $50,694, due in monthly installments of $5,087 and $5,223 including principal and interest at 5.68% and 6.57% through January 16, 2016 and January 10, 2015, respectively	$4,882	$5,195
Directors’ and officers’ liability insurance financing of $109,067 and $108,306 due in monthly installments of $10,147 and $10,076 including principal and interest at 4.64% and 4.64% through June 24, 2016 and June 24, 2015	58,470	59,645

Total short-term notes payable	$63,352	$64,840

8. Shareholders’ Equity

Common Stock

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

On March 16, 2015, in connection with and in furtherance of the new equity based award program, the Board approved the award of 40,000 restricted shares of Company common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan of which a total of 40,000 restricted shares have vested as of December 31, 2015 for each non-employee director. The awards were considered issued and outstanding as of the date of the grant and were eligible to be voted by the recipient. The Company recognized $264,000 in compensation expense relating to these awards.

Exclusive Chanel Collaboration Agreement with Intrexon-Oral Mucositis–Share Issuance

On December 1, 2015, the Company issued a Notice of Conversion to Intrexon indicating 3,381,004 shares of Company common stock has been issued to Intrexon effective December 1, 2015 in connection with the conversion of the Convertible Promissory Note (the “Note”) and in satisfaction of the Company’s obligations under the Note.

The Note was previously issued by the Company to Intrexon on June 9, 2015 as payment of the technology access fee under the Exclusive Channel Collaboration Agreement entered into with respect to the Company’s research, development and commercialization of products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer. The Note was payable to Intrexon, at the Company’s option, in cash or shares of Company common stock prior to the maturity date of December 31, 2015 and the conversion price was equal to the closing price on the NYSE MKT of the Company’s common stock on the last trading day immediately prior to the date of conversion, December 1, 2015 which was $1.50 per share.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2015 are presented below:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	175,584	7/31/17

	175,584

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

As of December 31, 2015, there are 175,584 warrants and 1,471,031 stock options outstanding. If all warrants and stock options were exercised, the total number of outstanding common shares would be 41,505,155 as of December 31, 2015.

9. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) on September 17, 2002. The Stock Incentive Plan was amended to increase the available shares in May 2004, May 2006, April 2008, October 2009, and on August 29, 2011. On October 23, 2012, the Stock Incentive plan was amended and restated as our 2012 Equity Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan, as amended and restated has authorized 4,000,000 shares for issuance. To date, 1,877,462 shares have been issued under the 2012 Incentive Plan. As a result of such issuances as of December 31, 2015 there is currently an aggregate of 2,122,538 shares available for issuance under the 2012 Incentive Plan, of which 1,471,031 shares are covered by outstanding option awards and 651,507 shares are available for future awards under the 2012 Incentive Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options generally vest over a period of two to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2015 and 2014, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

Recipients of stock awards under our 2012 Incentive Plan become the owner of record of the stock immediately upon grant, which may be subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock or in connection with our LTIP awards which vest immediately that are made to recipients who are employees, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired and reduce the shares available for issuance under the Company’s 2012 Incentive Plan. There were no stock awards to employees in 2015 and 2014 and as such, no shares were withheld.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2015 and 2014:

	2015	2014
Expected dividend yield	0%	0%
Weighted-average expected volatility	147% - 149%	150% - 155%
Weighted-average risk-free interest rate	2.14% - 2.27%	2.26% - 2.77%
Expected life of options	10 Years	10 years

Total compensation cost related to stock options was $770,704 and $184,532 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $563,222 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 1.3 years.

The following table represents stock option activity as of and for the two years ended December 31, 2015 and 2014, respectively:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2013	633,840	$1.20 - 17.00	$4.88
Forfeited	(70,475)	1.50 - 4.00	2.93
Granted	257,500	0.86 - 2.84	1.65

Outstanding at December 31, 2014	820,865	$0.86 - 17.00	$4.03
Forfeited	(278,334)	1.50 - 17.00	5.71
Granted	928,500	0.78 – 1.32	1.31

Outstanding at December 31, 2015	1,471,031	$0.78 – 10.40	$2.00

Exercisable at December 31, 2015	610,047	$0.86 – 10.40	$2.89

The total grant date fair value of options vested during the years ended December 31, 2015 and 2014 was $325,361 and $257,007, respectively.

Long-Term Performance-Based Incentive Programs

During 2011 the Compensation Committee and Board of Directors established long-term performance-based incentive programs for certain executive participants as well as non-employee directors as part of director compensation, each as part of, and under the Company’s 2012 Incentive Plan. These programs resulted in no shares of common stock being issued in aggregate to our executive officers and our non-employee directors during the year ended December 31, 2014. During 2013 the original program award performance goals were amended and the original termination date of the program extended for a year. These programs expired on December 31, 2014. The Board and Compensation Committee may determine to reinstate such performance–based incentives programs or establish new programs in the future.

10. Licenses And Exclusive Channel Collaboration Agreements

The Company has the following material licenses and Exclusive Channel Collaboration (“ECC”) agreements:

The University of Florida Research Foundation (UFRF) License

MU1140 – The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 5,932,469 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S. patent numbers 6,964,760; 7,067,125; 6,391,285; 6,475,771 and the following foreign patents based on the technology in the ‘469 patent: Australian patent number 7488871, Canadian patent number 2295986, European patent number 1019084 validated in France, Germany, Ireland, Italy, Spain, Sweden and United Kingdom. The Company’s license is for the period of the patents, which expire from 2017 through 2019, subject to the performance of terms and conditions contained therein. The Company has ongoing obligations and commitments with respect to the MU1140 License. The Company has agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products. See Note 13 — Commitments and Contingencies. In the years ended December 31, 2015 and 2014 the Company paid $29,416 and $32,467 respectively to UFRF in connection with the MU1140 license.

The Texas A&M License.

The Company entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) in December 2011 for access to new homologs of the lantibiotic MU1140 and other lantibiotics with improved pharmacological properties and structural features. The Company has ongoing obligations and commitments with respect to the MU1140 License. In the years ended December 31, 2015 and 2014 the Company paid Texas A&M $15,000 and $-0- respectively, in connection with the Texas A&M license. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” On July 11, 2012 the Texas A&M license agreement was amended to add references to replacement therapy in the defined terms “Licensed Technology” and “Patent Rights”. All other terms of the Texas A&M license agreement remain unchanged.

On May 18, 2015, the Texas A&M license agreement was amended to extend the enrollment of first patient in a Phase 1 clinical trial using the licensed technology, from on or before June 1, 2015, to on or before June 1, 2016. All other terms of the Texas A&M license agreement as amended remained unchanged.

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

The Oral Mucositis ECC

On June 9, 2015, the Company entered into an ECC with Intrexon and Intrexon Actobiotics NV (“Actobiotics”), a wholly-owned subsidiary of Intrexon, through which the Company intends to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the ECC, the Company and Intrexon also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Intrexon upon the achievement of designated milestones. The ECC governs the “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified bacteria (the “Technology”) for the purpose of developing the Program. The ECC provides for the establishment of committees comprised from us and Intrexon representatives that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts, and intellectual property.

The ECC grants the Company an exclusive worldwide license to utilize Intrexon’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Intrexon) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder. Under the Oral Mucositis ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of products toward the goal of commercialization, conducting preclinical and clinical development of candidate products, as well as for other aspects of manufacturing and the commercialization of the product(s).

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

(iv)	the particular Company Product is AG013, and such Company Product has been the subject of at least one completed Phase 2 clinical trial (as such is defined by relevant FDA guidelines) during the Term; or

(v)	the particular Company Product other than AG013 and such Oragenics Product is the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field.

Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process. See Note 13 — Commitments and Contingencies.

Live Biotherapeutic Products ECC

On September 30 2015, the Company and Intrexon mutually agreed to terminate the Exclusive Channel Collaboration Agreement dated September 30, 2013 regarding the development and commercialization of probiotics (the “Live Biotherapeutic Products ECC”). The termination of the Live Biotherapeutic Products ECC was to enable Oragenics to focus its resources on the lantibiotic and oral mucositis programs.

11. Retirement Plan

In January 2004, the Company established a defined contribution Simple Individual Retirement Arrangement plan, replacing the previous plan that had been established in 2001. The new plan covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2015 and 2014 were $24,634 and $34,488, respectively.

12. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Current	$—	$—
Deferred	(4,271,483)	(2,052,871)
Valuation Allowance	4,271,483	2,052,871

Total provision for income taxes	$—	$—

At December 31, 2015 and 2014, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforward	$30,701,734	$26,440,553
Bad debt reserve	530	432
Inventory reserve	22,827	18,885
Sales return allowance	4,188	4,755
Accrued vacation	33,896	29,267
Deferrals of compensation to Directors & Officers	9,596	9,596
Uniform capitalization (UNICAP)	5,158	2,958
Non-qualified stock compensation	513,106	513,106
Restricted stock	42,590	42,590
Accrued Interest	(134,222)	(134,222)

Total deferred tax assets, net	31,199,403	26,927,920
Less valuation allowance	(31,199,403)	(26,927,920)

Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2015 and 2014:

	2015	2014
Income tax benefit computed at statutory federal rate of 34%	$(3,981,853)	$(1,968,437)
State income tax benefits, net of federal expense/benefit	(425,121)	(210,160)
Change in valuation allowance	4,271,483	2,052,871
Non-deductible expenses	288,055	110,518
Other	(152,564)	15,208

Total	$—	$—

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

Accordingly, a valuation allowance of $31,199,403 and $26,927,920 has been provided in the accompanying financial statements as of December 31, 2015 and 2014, respectively. The 2015 net change in valuation allowance related to deferred tax assets was an increase of $4,271,483 primarily relating to net operating loss carryforwards. The 2014 net change in valuation allowance related to deferred tax assets was an increase of $2,052,871 primarily relating to net operating loss carryforwards.

At December 31, 2015, the Company has federal and state tax net operating loss carryforwards of approximately $81,059,000. The federal and state tax loss carryforward will expire through 2035, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $1,708,000. The federal tax credit carryforward will expire through 2025, unless previously utilized.

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

For the years ended December 31, 2015 and 2014, the Company incurred $353,814 and $112,871, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2013	$1,241,781
Additions based on tax positions related to the current year	112,871
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2014	$1,354,652
Additions based on tax positions related to the current year	353,814
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2015	$1,708,466

Included in the balance at December 31, 2015 and 2014, are $1,708,466 and $1,354,652, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2015 and 2014 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

13. Commitments and Contingencies

Leases

The Company’s Alachua facility is being leased from a real estate developer for a term of three years under a lease that expired in December 2014. The Company signed a new lease agreement for the same facility with the same real estate developer in July 2014 with an effective date of December 2014 for a five year term. Under the new agreement, the rental payments range from $9,641 per month to $10,851 per month. Total rental expense for the Alachua facility during the year ended December 31, 2015 was approximately $123,000.

In October 2013, the Company renewed the leased office space for corporate, sales, and marketing personnel located in Tampa, FL. The lease is for approximately 4,168 square feet. The lease period for the office space is for thirty-nine months in the amounts ranging from $6,426 per month to $6,818 per month inclusive of insurance, taxes and utilities. The lease expires on February 28, 2017. Rent expense under this lease was approximately $78,000 for the year ended December 31, 2015.

Future annual minimum payments under all non-cancelable operating leases are as follows as of December 31, 2015:

Year ended December 31:
2016	$221,348
2017	144,854
2018	138,407
2019	126,520
2020	0

Total	$631,129

The University of Florida Research Foundation Licenses

UFRF-MU1140 License. In the Company’s UFRF amended license agreement for MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the UFRF licensed technology that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreement, the Company is obligated to pay to the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 for the MU1140 license agreement and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

The Company is required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreement in the amount of $10,000 for the license agreement. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $2,500 per quarter) for the license. The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2016, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of December 31, 2015. The Company plans to seek an extension of the first enrollment of a patient milestone referred to above prior to the due date.

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2015.

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

The Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate the Company’s financial statements with Intrexon’s financial statements, or at the Company’s option make a cash payment to Intrexon. The Commercialization Milestone Events and amounts payable are as follows:

(i)	two million United States dollars ($2,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2 Milestone Event meaning the first dosing of a patient by or on behalf of Oragenics, or an Affiliate or permitted sublicensee of Oragenics, in a Phase 2 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product;

(ii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2b/3 Milestone Event meaning meeting of the primary endpoint by or on behalf of Oragenics, or an Affiliate or permitted sublicensee of Oragenics, in a Phase 3 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product;

(iii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Regulatory Approval Application Milestone Event for each different Oragenics Product which Regulatory Approval Application Milestone Event meaning for a given Oragenics Product, the first to occur of (a) the filing by Oragenics, an Affiliate thereof, or a permitted sublicensee thereof, of a FDA New Drug Application or a Biologics License Application with the FDA seeking approval of such Oragenics Product, or (b) the filing of an equivalent approval or marketing application for such Oragenics Product with an equivalent regulatory authority in a foreign jurisdiction;

(iv)	ten million United States dollars ($10,000,000) within thirty (30) days of the first instance of the achievement of the Approval Milestone Event for each different Oragenics Product which Approval Milestone Event meaning the first to occur of (a) the First Commercial Sale of an Oragenics Product anywhere in the Territory, or (b) 90th day after the approval of a FDA New Drug Application for an Oragenics Product by the FDA or equivalent regulatory action in a foreign jurisdiction;

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

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2015.

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

14. Subsequent Event

On February 15, 2016, in connection with and in furtherance of the new equity based award program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan at an exercise price of $0.84 per share, the closing price on the February 16, 2016, the date of grant. Dr. Telling, Mr. Pope, Dr. Dunton, Ms. Koski and Mr. Koski were each also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Plan of which 10,000 restricted shares will vest at the end of each calendar quarter in 2016 provided the recipient remains a director through the vesting date.

The options are subject to time-based vesting in equal annual installments over a two-year period on the first and second anniversaries of the date of the grant, provided that the recipient remains a director of the Company through the vesting dates. The stock option and restricted stock awards are subject to the standard terms and conditions of the Company’s form of stock option and restricted stock agreements which include earlier vesting upon a change in control of the Company.

15. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2015
	First	Second	Third	Fourth
Revenue	$363,774	$242,038	$329,795	$240,234
Total operating expenses	1,492,060	6,485,551	2,024,720	2,343,886
Net loss	(1,292,777)	(6,335,471)	(1,863,676)	(2,219,409)
Loss per share:
Basic and Diluted	$(0.04)	$(0.17)	$(0.05)	$(0.06)

	2014
	First	Second	Third	Fourth
Revenue	$214,660	$303,752	$201,010	$220,504
Total operating expenses	1,783,858	2,080,663	1,162,148	1,360,155
Net loss	(1,640,884)	(1,895,519)	(1,029,544)	(1,223,572)
Loss per share:
Basic and Diluted	$(0.05)	$(0.05)	$(0.03)	$(0.03)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	09/01/11

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	S-1/A	333-169031	4.0	10/05/10

10.1	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.2	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.3	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.4	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Fifth Amendment to the Antimicrobial Polypeptide License Agreement dated April 19, 2013	8-K	001-32188	10.1	4/23/13

10.7	License Agreement by and between Oragenics Inc. and Texas A&M University System dated December 20, 2011	10-K	001-32188	10.28	4/16/12

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.8	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.*	8-K	001-32188	10.1	6/11/12

10.9	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.	8-K	001-32188	10.2	6/11/12

10.10	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015.*	8-K	001-32188	10.1	7/11/15

10.11	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015.*	8-K	001-32188	10.2	7/11/15

10.12	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.13	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.14	Stock Purchase Agreement by and between the Company and Purchasers dated July 30, 2012.	8-K	001-32188	10.1	8/2/12

10.15	2012 Equity Incentive Plan.+	8-K	001-32188	4.1	10/25/12

10.16	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015.+	8-K	001-32188	10.1	2/25/15

10.17	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010.+	10-Q	001-32188	10.16	11/14/11

10.18	Executive Employment Agreement between the Company and Albert Fosmoe dated effective January 1, 2015.+	8-K	001-32188	10.2	2/25/15

10.19	Form of Placement Agent Warrant.	8-K	001-32188	10-3	8/2/12

10.20	Form of Employee Stock Option Agreement.+	10-K	001-32188	10.26	3/26/13

10.21	Form of Consultant Stock Option Agreement.+	10-K	001-32188	10.27	3/26/13

10.22	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.23	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	8-K	001-32188	10.2	3/18/15

10.24	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.