Form 10-K/A
period 2015-12-31
ORAGENICS INC
filed 2016-04-27
CIK 1174940

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2015 was approximately $20,006,925 based upon a last sales price of $1.37 as reported by the NYSE MKT.

As of April 20, 2016, there were 40,058,540 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, to include the information required by Part III, Items 10 through 14. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment to include the Part III information in its Form 10-K because the Company does not expect to file a definitive proxy statement containing this information before the expiration of the 120 day period.

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

Name	Age	Position
Dr. Frederick W. Telling, Ph.D.	64	Chairman and Director
Robert C. Koski	57	Director
Christine L. Koski	58	Director
Charles L. Pope	64	Director
Dr. Alan W. Dunton, M.D.	61	Director
Michael Sullivan	59	Chief Financial Officer
Dr. Martin Handfield, Ph.D	45	Senior Vice President of Discovery Research

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

Charles L. Pope. Mr. Pope has served as a Director since June 2010. Mr. Pope served as the Chief Financial Officer of Palm Bancorp, Inc. from June 2009 to June 2012. From September 2007 through June 2009, Mr. Pope served as the Chief Financial Officer of Aerosonic Inc., a manufacturer of aviation products. Mr. Pope served as the Chief Financial Officer of Reptron Inc., a manufacturer of electronic products, from March 2005 through June 2007. From March 2002 to March 2005, Mr. Pope served as Chief Financial Officer of SRI/Surgical Express, Inc. From February 2001 to March 2002 Mr. Pope served as Chief Financial Officer of Innovaro, Inc. (formerly UTEK Corporation NYSE MKT:INV) a public company. Mr. Pope served as a director of Innovaro, Inc. from March 2002 to August 2012. He is also a director of Inuvo, Inc. (NYSE MKT: INV), a public company in Clearwater, Florida, specialized in marketing browser – based consumer applications, managing networks of website publishers and operating specialty websites). He is also a director of Trxade Group Inc. (OTCQB: XCEL). Prior to this time, Mr. Pope served as a Partner in the Audit and Financial Advisory Consulting Divisions and was a Partner in the Accounting and SEC Directorate at PricewaterhouseCoopers LLP. Mr. Pope holds a B.S. degree in Economics and Accounting from Auburn University and is a Certified Public Accountant in Florida.

Mr. Pope brings to our Board over three decades of experience in the finance and accounting fields. In addition, Mr. Pope also has experience serving as a director of public companies.

Dr. Alan W. Dunton. Dr. Dunton has served as a Director since April 2011. Dr. Dunton is the Senior Vice President of Research and Development of Purdue Pharma L.P., a privately-held pharmaceutical company headquartered in Stamford, Connecticut. Dr. Dunton was the principal owner of Danerius, LLC, a biotechnology consulting company which he founded in 2006 until 2015. From January 2007 until March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. He was the non-Executive Chairman and Director of EpiCept, Inc. (OTC MKTS: EPCT) a public biotechnology company developing products for cancer, pain and inflammatory conditions. In addition to Oragenics, he is currently a Director of the public biotechnology company, Palatin, Inc. (AMEX: PTN), as well as Sancilio, Inc., a private biotechnology company. He previously served as a Director of MediciNova and Targacept, Inc. In 2005, Dr. Dunton served as the Non-Executive Chairman of the board of directors of ActivBiotics, Inc., a privately held biopharmaceutical company. Previously, he was the President and Chief Executive Officer of Metaphore Pharmaceuticals, Inc. from 2003 until 2006, when it merged with ActivBiotics. From 2004 until 2005, Dr. Dunton served as a member of the board of directors of Vicuron Pharmaceuticals until it was acquired by Pfizer, Inc. In 2002, Dr. Dunton served as President, Chief Operating Officer and a director of Emisphere Technologies, Inc., a biopharmaceutical company. From 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. From 1999 to 2001, Dr. Dunton was President and Managing Director of The Janssen Research Foundation, a Johnson & Johnson company. From 1998 to 1999, he served as Group Vice President of Global Clinical Research and Development of Janssen. Prior to joining Janssen, Dr. Dunton was Vice President of Global Clinical Research and Development at the R.W. Johnson Pharmaceutical Research Institute, also a Johnson & Johnson company. Prior to joining Johnson & Johnson, Dr. Dunton held positions in clinical research and development at Syntex Corporation, CIBA-GEIGY Corporation and Hoffmann La Roche Inc. Dr. Dunton holds a MD degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton brings to our Board a significant depth of experience in the pharmaceutical industry that will be invaluable to the Company as we continue to develop biotechnology assets.

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

Michael Sullivan. Mr. Sullivan has served as our interim principal executive officer since October 30, 2014 and has served as our Chief Financial Officer, Secretary and Treasurer since February 6, 2012. Mr. Sullivan has held senior level financial positions for several publicly and privately held businesses including Utek Corporation, eANGLER, and HSN Direct International Limited. Most recently, he was the Group Financial Officer for the Investigative Services and Litigation Consulting Services segment of First Advantage Corporation. Mr. Sullivan is a Florida Certified Public Accountant. He graduated from the Florida State University with a Bachelor of Science in Accounting and a Master of Business Administration.

Key Employees

Dr. Martin Handfield. Dr. Handfield is the Company’s Senior Vice President of Discovery Research and previously has served as our Director of Research and Development. Prior to joining our Company, Dr. Handfield held a position as Tenured Associate

Professor at the Center for Molecular Microbiology and the Department of Oral Biology at the University of Florida College of Dentistry, where he co-invented IVIAT and co-founded ivi Gene Corp. and Epicure Corp. to commercialize this and related technologies. Dr. Handfield holds a B.S. degree in Biochemistry, and a MS degree and PhD in Microbiology and Immunology from the Université Laval College of Medicine in Canada, and did postdoctoral training at the University of Florida.

Each of our directors hold office until the next annual meeting of shareholders and until their successor is elected and qualified, or as otherwise provided by the Company’s Bylaws or Florida law. Our executive officers serve at the pleasure of our Board of Directors until their successors are elected or qualified and subject, in certain cases, to employment agreements we have entered into with our officers. See “Executive Compensation—Employment Contracts and Change in Control Arrangements.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers, directors and holders of ten percent or more of the Company’s Common Stock, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2015.

Director Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since those procedures were described in our proxy statement for our 2016 annual meeting of shareholders.

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

Role of Others in Compensation Decisions

The Compensation Committee makes all of the decisions with respect to the compensation received by the Company’s executive officers other than the Company’s Chief Executive Officer which the Committee reviews and proposes recommendations to the Board of Directors. The Compensation Committee meets outside the presence of all of the Company’s executive officers to consider appropriate compensation recommendations for the Company’s Chief Executive Officer. For all other executive officers, the Compensation Committee meets outside the presence of all executive officers except for the Company’s Chief Executive Officer. The Company’s Chief Executive Officer periodically reviews each of the other executive officers’ performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to any appropriate changes in base salary, bonus and grants of long-term equity incentive awards for the executive officers, excluding himself. Given the current vacancy of the office of Chief Executive Officer at the Company, the Company’s interim principal executive office and chief financial officer, together with the Chairman of the Board of Directors make such recommendations to the Compensation Committee. Based in part on these recommendations and other considerations, the Compensation Committee reviews and approves such compensation arrangements of the Company’s executive officers other than the Company’s Chief Executive Officer. The Compensation Committee also annually analyzes the Chief Executive Officer’s performance and determines his salary, annual cash bonus and grants of long-term equity incentive awards and makes recommendations to the Board of Directors. The Compensation Committee reviews and makes recommendation to the board of Directors regarding all new equity related incentive plans for senior management.

2015 Executive Compensation Components

For the fiscal year ended December 31, 2015, the principal components of compensation for the Company’s executive officers were:

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

Bonus

In 2015, the Company also established a formal bonus program for its executive officers for 2015. See “Bonus Plan 2015” below for a description of their bonus program for 2015. Discretionary bonuses for executive officers and employees may also be considered by the Compensation Committee and recommended at the discretion of the Compensation Committee for approval by our Board of Directors.

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

The Company’s long-term equity incentives for 2015 were in the form of options to acquire its common stock. Stock option awards provide the Company’s executive officers with the right to purchase shares of its common stock at a fixed exercise price for a period of up to ten years under the 2012 Equity Incentive Plan. Stock options are granted under the 2012 Equity Incentive Plan at a price not less than the prevailing market value at the time of grant and will have realizable value only if the Company’s stock price increases. Stock options are earned on the basis of continued service to the Company and generally vest over a number of years or based upon other specific performance based criteria.

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

Termination of Long-Term Performance-Based Incentive Programs.

The performance period for the Executive Long-Term Performance-Based Incentive Program ran from January 1, 2012 through December 31, 2014. The program expired in accordance with its terms on December 31, 2014. No new Executive Long-Term Performance-Based Incentive Program had been adopted for 2015.

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

Employment Agreements

The Company has employment agreements in effect with Mr. Michael Sullivan and Dr. Martin Handfield. The Company entered into employment agreements with these officers to ensure that they would perform their respective roles with the Company for an extended period of time. In addition, the Company also considered the critical nature of each of their positions and the Company’s need to retain them when the Company committed to these agreements. See “Employment Contracts and Change in Control Arrangements.”

Bonus Plan 2015

On February 20, 2015, the Board approved the 2015 cash bonus program for Mr. Sullivan, Dr. Handfield and Mr. Fosmoe recommended by the Compensation Committee. Under such cash bonus program Mr. Sullivan, Dr. Handfield and Mr. Fosmoe were eligible for cash bonuses of up to $76,650, $48,900, and $58,075 respectively, equaling up to 35%, 25% and 25% of their respective base salaries (each a “Bonus Target”).

The bonuses payable to Mr. Sullivan were based upon the achievement of the following objectives:

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

The bonuses payable to Dr. Handfield and Mr. Fosmoe were based upon the achievement of the following objectives:

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

Each of Mr. Sullivan, Dr. Handfield and Mr. Fosmoe were also eligible for an additional 10% of Bonus Target should the Pre-IND meeting occur earlier than currently anticipated.

2015 Compensation Decisions

The Company believes that the total compensation paid to its named executive officers for the fiscal year ended December 31, 2015 achieved the overall objectives of its executive compensation program. In accordance with its overall objectives, executive compensation for 2015 is believed to be competitive with other similarly-sized companies. The Compensation Committee took the following key compensation actions in 2015:

•	Determination of Annual Base Salaries

On October 9, and December 5, 2014, the Compensation Committee authorized increases in the annual salary for each of the Company’s named executive officers currently employed with the Company in the amounts set forth below.

Executive/Employee	Prior Annual Base Salary	Increase	New Annual Base Salary
Michael Sullivan	$200,000	$19,000	$219,000
Dr. Martin Handfield	$180,000	$15,600	$195,600
Albert Fosmoe	$230,000	$2,300	$232,300

These new annual base salaries were in effect for all of 2015.

•	Determination of Cash Bonus:

•	The Compensation Committee established a performance based 2015 bonus plan for the named executive officers pursuant to the terms of their employment agreements. See below.

•	The Committee subsequently approved bonus awards to the named executive officers based on such bonus plan in the amounts set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2015 and 2014 for services in all capacities paid or accrued by the Company to Mr. Michael Sullivan, our Chief Financial Officer who has also served as our interim principal executive officer since October of 2014, and our two next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2015 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus (1)	Option Awards(3)	All Other Compensation(4)	Total
Michael O. Sullivan(1)	2015	$219,000	$41,391	$152,199	$6,570	$419,160
Chief Financial Officer Interim Principal Executive Officer	2014	$200,667	$20,000	$16,103	$6,020	$242,790

Dr. Martin Handfield	2015	$195,600	$20,783	$228,288	$5,508	$450,179
Senior Vice President of Discovery Research	2014	$180,600	$13,500	$8,084	$5,418	$207,602

Albert Fosmoe (2)	2015	$232,300	$24,682	$119,192	—	$376,174
Senior Vice President of Operations/Product Development	2014	$172,883	$16,000	$95,382	$75,400	$359,665

(1)	Amounts paid in 2015 were paid pursuant to the Bonus Plan 2015.
(2)	Mr. Fosmoe resigned from the Company effective in March of 2016.
(3)	There were no stock awards to our Named Executive Officers. The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718) relating to stock option awards. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes option pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with ASC 718. The stock-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant and the amounts included in the Option Awards column do not reflect compensation actually received by the named executive officers. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 9 - “Stock Compensation Plan” in our financial statements for the year ended December 31, 2015.
(4)	Amounts in this column for 2015 represent the Company’s matching contributions to our Simple IRA retirement plan for employees electing to participate. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned.

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2015:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Michael O. Sullivan	20,000	20,000	(1)	0.88	12/08/2024
Chief Financial Officer, Interim Principal Executive Officer	25,000			0.86	10/30/2024
	45,000			1.20	02/10/2022
		200,000	(2)	1.32	03/16/2025

Dr. Martin Handfield (3)	40,000			0.88	12/08/2024
Senior Vice President of Discovery Research	15,000			10.40	09/18/2018
	12,500			5.40	12/01/2019
	4,275			5.40	12/01/2019
	2,500			5.40	12/01/2019
	16,800			1.50	09/27/2021
	150,000			1.32	03/16/2025

Albert Fosmoe (4)	20,000	20,000	(1)	0.88	12/08/2024
Senior Vice President of Operations/Product Development	33,333			2.84	04/01/2024
		150,000	(2)	1.32	03/16/2025

(1)	Represents awards that are time vested with each award vesting evenly on an annual basis over two years, subject to earlier vesting upon a change in control as defined in the award agreements.
(2)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
(3)	Dr. Handfield’s unvested outstanding options consisting of 4,275 shares, were deemed vested due to the triggering of the change of control provision in his employment when the share ownership of the Koski Family Limited Partnership was exceeded by Intrexon Corporation.
(4)	Mr. Fosmoe resigned from the Company effective in March 2016 and as such he has 90 days in which to exercise his outstanding vested options.

Employment Contracts and Change in Control Arrangements

Employment Agreements—Mr. Sullivan, Dr. Handfield and Mr. Fosmoe

We entered into employment agreements with our Chief Financial Officer, Mr. Michael Sullivan, Mr. Albert Fosmoe, our Senior Vice President of Operations/Product Development, and Dr. Martin Handfield, our Senior Vice-President of Research and Development (the “Employment Agreements”). The annual base salaries provided in the Employment Agreements are payable in installments consistent with our normal payroll practices. Mr. Sullivan, Mr. Fosmoe, and Dr. Handfield are also eligible under the Employment Agreements to receive annual bonuses during the term at the discretion of the Compensation Committee and the Board of Directors with Mr. Sullivan’s employment agreement providing for such a discretionary bonus of up to 35% of his base salary and with Mr. Fosmoe’s and Dr. Handfield’s employment agreement providing for such a discretionary bonus of up to 25% of his base salary.

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

If the executive officer dies during the term of employment with us, his estate shall be paid his salary as it would have accrued over a period of thirty days after the executive officer’s death. We shall also extend the executive officer’s right to exercise vested stock options for six months. In the event the executive officer becomes disabled (as defined in the then applicable short and long-term disability insurance policies), we shall pay to the executive officer his salary as it would have accrued over a period of 30 days after the executive became so disabled and we shall extend the executive officer’s right to exercise vested stock options for six months.

The Employment Agreements also each include non-disclosure and Company ownership of invention provisions, as well as a provision providing for the Company to defend and indemnify the executive if the executive is named as a defendant in any lawsuit regarding any action taken within the scope of employment.

Under the Employment Agreements in the event of a change in control, any stock options or other awards granted (other than performance awards) under our Stock Incentive Plan shall become immediately vested in full and, in the case of stock options, exercisable in full. If the change in control results in an involuntary separation from employment of the executive officer within 180 days following a change in control, the executive officer would be entitled to (i) receive six months of salary and the extension of his benefits (excluding vacation time and paid time off) and (ii) exercise vested options for six months from the date of separation. Under the Employment Agreements, “involuntary separation of employment” means (i) termination without cause, (ii) any reduction in responsibilities of office altering the status of the executive officer as an employee, or (iii) the duplication of the executive officer’s position by an equivalent executive in an acquiring entity.

Under Dr. Handfield’s Employment Agreement “change in control” means the sale of the entire company, or substantially all of its assets, or the sale of the business unit employing an individual which results in the termination of employment or subsequent transfer of the employment relationship to another legal entity, or entity, or single party acquiring more shares than are owned by the Koski Family Limited Partnership, including its members and their immediate families, including spouses and their children.

On February 20, 2015, we entered into an amended and restated employment agreement, effective January 1, 2015, with Mr. Sullivan and an initial employment agreement with Mr. Fosmoe, our Senior Vice President of Operations/Product Development. The terms of Mr. Sullivan’s amended and restated employment agreement were substantially similar to those of the previous agreement disclosed above except for:

1.	The percentage of base salary eligible for bonus awards was set as previously disclosed for Mr. Sullivan at up to 35% of base salary.

2.	A provision was added in Mr. Sullivan’s agreement to provide for the clawback of bonuses pursuant to the Board’s adoption of a clawback policy. In the A&R Employment Agreement, Mr. Sullivan acknowledges and agrees that any incentive-based compensation paid to him will be subject to clawback or repayment to the extent such clawback or repayment is required by the terms of the Company’s recoupment, clawback or similar policy as may be in effect from time to time, or as required by law.

3.	A provision was added whereby Mr. Sullivan would be required to release the Company as a condition to receiving any severance benefit provided by his A&R Employment Agreement with the form of release added and attached as an exhibit to his A&R Employment Agreement.

4.	The definition of a change of control in the prior agreement was revised to align it with the definition of a change in control set forth in the Company’s 2012 Equity Incentive Plan as follows:

(i)	Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becomes the “beneficial owner” (as defined in Rule 13d 3 of the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company’s then outstanding voting securities;

(ii)	The consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets;

(iii)	A change in the composition of the Board occurring within a two-year period, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” means directors who either (A) are Directors as of the effective date of this Agreement, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Directors at the time of such election or nomination (but will not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company); or

(iv)	The consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

Mr. Fosmoe’s employment agreement was similar in form to Mr. Sullivan’s amended and restated agreement in all respects, except for Mr. Fosmoe’s designated annual base salary of $232,300 and the percentage of base salary eligible for bonus awards, which for Mr. Fosmoe was up to 25% of his base salary. Mr. Fosmoe voluntarily resigned from the Company effective in March of 2016.

Director Compensation

The Director compensation program for 2015 consisted of the following:

Non-employee directors

Cash Compensation. The Director compensation program for 2015 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000 and $10,000, respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are to be paid on or before the last business day of each quarter.

The Board is expecting to meet in-person for a minimum of six meetings each year. To the extent, the Board meets in excess of six in-person meetings an additional per meeting fee would also be considered to be paid to each director by the Board for such additional in-person meeting. To the extent the Board determines to establish a special committee or a special committee was previously established and continues to function, the Board would determine the cash compensation payable to each director serving on any such special committee.

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

On March 16, 2015, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, under the Company’s 2012 Equity Incentive Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. In addition, each of the Company’s non-employee directors were also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Equity Incentive Plan of which 10,000 restricted shares vested at the end of each calendar quarter in 2015. The options are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of the grant, provided that the recipient remains a director of the Company through the vesting dates. The stock option and restricted stock awards are subject to the standard terms and conditions of the Company’s form of stock option and restricted stock agreements which include earlier vesting upon a change in control of the Company.

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

Long-term Incentive Compensation. The Company did not have a Long Term Incentive Compensation plan in place for performance in 2015 for its Non-Employee Directors. LTIP Program ran from January 1, 2012 through December 31, 2014. The program expired in accordance with its terms on December 31, 2014.

The following table sets forth the compensation of our non-employee Directors in 2015.

Director Compensation Table

Name	Fees earned or paid in cash(1)	Stock Awards(2)	Option awards(3)	All other compensation(4)	Total
Dr. Frederick W. Telling	$181,437	$52,800	$50,279	$—	$284,516
Robert C. Koski	$50,000	$52,800	$50,279	$—	$153,079
Christine L. Koski	$52,500	$52,800	$50,279	$—	$155,579
Charles L. Pope	$103,250	$52,800	$50,279	$—	$206,329
Dr. Alan W. Dunton	$126,812	$52,800	$50,279	$—	$229,891

(1)	Amounts represent cash compensation earned by Directors during 2015 in connection with their Board service including service in connection with special committees established by the Board. The amount of fees earned by Director’s Telling, Dunton, and Pope in connection with special committee service was $75,187, $56,812, and $27,000, respectively.
(2)	As part of the Company’s non-employee Director compensation program each non-employee was granted an award of 40,000 restricted shares of Company common stock under the Company’s 2012 Equity Incentive Plan, of which 10,000 restricted shares vested at the end of each calendar quarter in 2015. The grant date fair value of these shares was $1.32 per share.
(3)	As part of the Company’s non-employee Director compensation program each non-employee was awarded 80,000 stock options, under the Company’s 2012 Equity Incentive Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. The options are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of the grant, provided that the recipient remains a director of the Company through the vesting dates.
(4)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board related meetings.

Employee Directors

The Director compensation program provides that employee Directors receive no additional compensation in connection with their board service. There were no employee Directors in 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 20, 2016, certain information concerning the beneficial ownership of each class of our voting securities by: (i) each person known by us to own beneficially 5% or more of the outstanding shares of our common stock, (ii) each of our Directors and named executive officers, and (iii) all executive officers and Directors as a group.

Name and address(1)	Number of shares beneficially owned	Percentage of ownership(2)
5% shareholders
Koski Family Limited Partnership(3)	11,181,994	27.9%
Randall J. Kirk (4)	13,220,225	33.0%
Fidelity(5)	2,795,566	7.0%

Directors and officers

Christine L. Koski(3)(6)	8,668,932	21.6%
Robert C. Koski(3)(7)	8,615,138	21.5%
Charles L. Pope(8)	282,730	*
Dr. Alan Dunton(8)	214,255	*
Dr. Frederick W. Telling(8)	427,841	1.0
Michael Sullivan(9)	299,210	*
(All Directors and officers as a group 6 persons) (10)	11,458,364	28.3%

*	Beneficial ownership percentage is less than 1%.
(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 20, 2016, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 40,058,540 shares of the Common Stock outstanding as of April 20, 2016. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Based upon information provided by the Koski Family Limited Partnership, or KFLP, in the amendment to its Schedule 13D filing with the SEC on January 23, 2015 and Form 4 filings of March 18, 2015, February 11, 2016, and February 17, 2016, includes (i) 7,049,742 shares held directly by the KFLP, and (ii) 1,592,523 shares held by KFLP partner Christine Koski, 1,007,878 shares held by KFLP partner Robert Koski, 28,000 shares held by KFLP partner Koski Management, Inc. (solely owned by Beverly Koski), 919,666 shares held by KFLP partner, Thomas Koski, (iii) 530,851 shares held in trusts which Robert Koski serves as sole trustee (See Note 7 below) and (iv) 26,667 shares able to be acquired by Christine Koski and Robert Koski respectively for vested stock options. Christine L. Koski, Robert C. Koski, Thomas L. Koski and Beverly Koski (as sole owner of Koski Management, Inc.) share voting and investment powers as general partners of the KFLP. The address for the KFLP is 3525 Turtle Creek Boulevard, Unit 19-B, Dallas, Texas 75219.
(4)	Based upon information provided by Schedule 13D filings with the SEC, dated June 12, 2012, August 3, 2012, October 2, 2013, November 2, 2013, December 26, 2013 and December 3, 2015 the number of shares includes (i) 12,219, 670 shares owned directly by Intrexon Corporation (“Intrexon”) that is controlled by Mr. Randal J. Kirk, and (ii) 1,000,555 shares owned directly by NRM VII Holdings, I, LLC, a Virginia Limited Liability Company that is also controlled by Mr. Kirk. Mr. Kirk is the Chairman and Chief Executive Officer of Intrexon and over which Mr. Kirk, directly and through certain affiliates, has voting and dispositive power of a majority of the outstanding capital stock. Mr. Kirk may therefore be deemed to have voting and dispositive power over the 1,000,555 shares of common stock owned by NRM Holdings and the 8,838,661 shares of common stock owned by Intrexon. Mr. Kirk disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Mr. Kirk’s principal business office is The Governor Tyler, 1881 Grove Avenue, Radford, Virginia 24141. Intrexon’s address as reflected in Schedule 13D is 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

(5)	Based upon information contained in Schedule 13G/A filed with the SEC on February 13, 2015, Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,795,566 shares of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 2,795,566 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.
(6)	In addition to the 7,049,742 shares reflected as being directly owned by the KFLP, described in Note 3, the share amount also includes: (i) 1,562,523 shares owned directly by Ms. Koski, (ii) 30,000 restricted shares awarded as part of the Company’s non-employee director compensation program that are subject to forfeiture during 2016, and (iii) 26,667 shares able to be acquired by vested outstanding stock option awards. Excludes 133,333 options that have not yet vested.
(7)	In addition to the 7,049,742 shares reflected as directly owned by the KFLP, described in Note 3, the share amount also includes: (i) 977,878 shares owned directly by Mr. Koski , (ii) 530,851 shares owned directly by trusts for which Mr. Koski serves as sole trustee as follows: the Robert Clayton Koski Trust for the benefit of Anthony James Hunter (107,600 shares); The Robert Clayton Koski Trust for the benefit of Hunter Buchanan Koski (107,600 shares); The Robert Clayton Koski Trust for the benefit of Clayton Ward Bennett (100,000 shares); and The Robert Clayton Koski Trust for the benefit of Robert Edward Koski (107,600 shares) and the Robert Clayton Koski Trust for the benefit of Elyse Margaux Koski (108,051 shares), (iii) 30,000 restricted shares subject to forfeiture during 2016, and (iv) 26,667 shares able to be acquired by vested outstanding stock option awards. Excludes 133,333 options that have not yet vested.
(8)	Includes: (i) 81,667 option shares able to be acquired upon the exercise of currently exercisable stock options granted pursuant to our Director compensation program, and (ii) 30,000 restricted shares awarded as part of the Company’s non-employee director compensation program that are subject to forfeiture during 2016. Excludes 133,333 shares covered by outstanding options that have not yet vested.
(9)	Includes 156,667 shares able to be acquired pursuant to currently exercisable stock options and excludes 153,333 shares subject to options that have not yet vested.
(10)	Excludes 28,000 shares owned directly by Koski Management, Inc. (solely owned by Beverly Koski), and 919,666 shares owned directly by Thomas Koski, neither of which are directors or employees of the Company, but both of which are general partners of the KFLP. If such shares were included the beneficial ownership percentage of the group would be 30.6%.

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

During the year ended December 31, 2015 and 2014, we paid $295,581 and $866,030, respectively, to Intrexon relating to work performed under the Lantibiotics ECC.

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

During the year ended December 31, 2015 and 2014, we paid $195 and $46,892, respectively, to Intrexon relating to work performed under the Probiotics ECC.

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

Repayment of Intrexon Convertible Note

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

June 2015-The Oral Mucositis Exclusive Channel Collaboration Agreement with Intrexon and Intrexon Actobiotics NV

On June 9, 2015, the Company entered into an ECC with Intrexon and Intrexon Actobiotics NV (“Actobiotics”), a wholly-owned subsidiary of Intrexon, through which the Company intends to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans and/or the administration to humans of a trefoil factor via genetically modified bacteria (including L. lactis) for the treatment of diseases and conditions of the oral cavity, throat, and esophagus, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the ECC, the Company and Intrexon also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee (as defined below) and the future stock issuance of our Common Stock to Intrexon upon the achievement of designated milestones. The ECC governs the “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified bacteria (the “Technology”) for the purpose of developing the Program. The ECC provides for the establishment of committees comprised from us and Intrexon representatives that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts, and intellectual property.

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

Repayment of Intrexon Convertible Note

On December 1, 2015, the Company issued to Intrexon 3,381,004 shares of the Company’s common stock in connection with the conversion of the Convertible Note and accrued interest previously issued by the Company to Intrexon on June 9, 2015 as partial consideration for the Technology Access Fee required by the Oral Mucositis Exclusive Channel Collaboration Agreement. The Convertible Note was payable to Intrexon, at the Company’s option, in cash or shares of Company common stock prior to the maturity date of December 31, 2015 and the conversion price was equal to the closing price on the NYSE MKT of the Company’s common stock on the last trading day immediately prior to the date of conversion which was $1.50 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees and Services

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Mayer, Hoffman, McCann P.C. (“MHM”), in the categories indicated during each of the past two fiscal years ended December 31:

Services Rendered	2015	2014
Audit Fees(1)	$150,000	$122,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	10,145	14,010
All Other Fees(4)	—	—

	$160,145	$136,010

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.
(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.
(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	All Other Fees. There were no other fees paid to MHM.

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

Dated: April 27, 2016

ORAGENICS, INC.

By:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer (Principal Financial Officer and Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation	SB-2	333-100568	3.3	10/16/02

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	10.2	10/30/09

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	9/27/10

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	09/01/11

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	S-1/A	333-169031	4.0	10/05/10

10.1	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.2	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.3	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.4	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Fifth Amendment to the Antimicrobial Polypeptide License Agreement dated April 19, 2013	8-K	001-32188	10.1	4/23/13

10.7	License Agreement by and between Oragenics Inc. and Texas A&M University System dated December 20, 2011	10-K	001-32188	10.28	4/16/12

10.8	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.*	8-K	001-32188	10.1	6/11/12

10.9	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.	8-K	001-32188	10.2	6/11/12

10.10	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015.*	8-K	001-32188	10.1	7/11/15

10.11	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015.*	8-K	001-32188	10.2	7/11/15

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.12	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.13	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.14	Stock Purchase Agreement by and between the Company and Purchasers dated July 30, 2012.	8-K	001-32188	10.1	8/2/12

10.15	2012 Equity Incentive Plan.+	8-K	001-32188	4.1	10/25/12

10.16	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015.+	8-K	001-32188	10.1	2/25/15

10.17	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010.+	10-Q	001-32188	10.16	11/14/11

10.18	Executive Employment Agreement between the Company and Albert Fosmoe dated effective January 1, 2015.+	8-K	001-32188	10.2	2/25/15

10.19	Form of Placement Agent Warrant.	8-K	001-32188	10-3	8/2/12

10.20	Form of Employee Stock Option Agreement.+	10-K	001-32188	10.26	3/26/13

10.21	Form of Consultant Stock Option Agreement.+	10-K	001-32188	10.27	3/26/13

10.22	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.23	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	8-K	001-32188	10.2	3/18/15

10.24	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.	10-K	001-32188	23.1	3/30/16

24.1	Powers of Attorney (included on signature page).	10-K	001-32188	24.1	3/30/16

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	10-K	001-32188	32.1	3/30/16

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).	10-K	001-32188	32.2	3/30/16

101.INS	XBRL Instance Document	10-K	001-32188		3/30/16

101.SCH	XBRL Taxonomy Extension Schema	10-K	001-32188		3/30/16

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	001-32188		3/30/16

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	001-32188		3/30/16

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	001-32188		3/30/16

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	001-32188		3/30/16

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.