Form 10-Q
period 2016-03-31
ORAGENICS INC
filed 2016-05-16
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of May 16, 2016, there were 40,058,540 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,367,647	$5,083,355
Accounts receivables, net	32,748	21,115
Inventory, net	241,482	321,509
Prepaid expenses and other current assets	192,891	211,749

Total current assets	3,834,768	5,637,728
Property and equipment, net	122,364	140,651

Total assets	$3,957,132	$5,778,379

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$986,744	$969,787
Short-term notes payable	78,800	63,352
Deferred revenue	17,687	14,215

Total current liabilities	1,083,231	1,047,354

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized 40,058,540 and 39,858,540 shares issued and outstanding at March 31, 2016 and December 31, 2015	40,059	39,859
Additional paid-in capital	92,552,695	92,347,134
Accumulated deficit	(89,718,853)	(87,655,968)

Total shareholders’ equity	2,873,901	4,731,025

Total liabilities and shareholders’ equity	$3,957,132	$5,778,379

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue, net	$262,258	$363,774

Cost of revenue	89,954	167,997

Gross profit	172,304	195,777

Operating expenses:
Research and development	1,241,410	676,595
Selling, general and administrative	994,426	815,465

Total operating expenses	2,235,836	1,492,060

Loss from operations	(2,063,532)	(1,296,283)

Other income (expense):
Interest income	2,596	6,616
Interest expense	(771)	(606)
Local business tax	(1,178)	(2,000)
Other expense	—	(504)

Total other income (expense), net	647	3,506

Loss before income taxes	(2,062,885)	(1,292,777)

Income tax benefit	—	—

Net loss	$(2,062,885)	$(1,292,777)

Basic and diluted net loss per share	$(0.05)	$(0.04)

Shares used to compute basic and diluted net loss per share	39,956,318	36,212,278

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,062,885)	$(1,292,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,287	13,872
Stock issued as compensation to non-employee directors	42,000	66,000
Stock-based compensation expense	163,761	46,140
Changes in operating assets and liabilities:
Accounts receivable, net	(11,633)	(13,953)
Inventory, net	80,027	62,173
Prepaid expenses and other current assets	68,253	35,012
Accounts payable and accrued expenses	16,957	(200,892)
Deferred revenue	3,472	(3,946)

Net cash used in operating activities	(1,681,761)	(1,288,371)

Cash flows from investing activities:
Purchase of property and equipment	—	(72,237)

Net cash used in investing activities	—	(72,237)

Cash flows from financing activities:
Payments on short-term notes payable	(33,947)	(34,845)

Net cash used in financing activities	(33,947)	(34,845)

Net decrease in cash and cash equivalents	(1,715,708)	(1,395,453)

Cash and cash equivalents at beginning of period	5,083,355	10,448,921

Cash and cash equivalents at end of period	$3,367,647	$9,053,468

Supplemental disclosure of cash flow information:
Interest paid	$771	$606

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$49,395	$49,395

Par value of restricted shares issued	$200	$200

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2016 and December 31, 2015 (audited) and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2016. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company generated revenues of $262,258, incurred a net loss of $2,062,885, and used cash of $1,681,761 in its operating activities during the three months ended March 31, 2016. As of March 31, 2016, the Company had an accumulated deficit of $89,718,853.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2016 will be sufficient to meet the business objectives as presently structured through June of 2016. As such, there is substantial doubt that we can continue as a going concern.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the Accounting balance sheet and disclosing key information about leasing arrangements. Previous leases accounting was criticized for failing to meet the needs of users of financial statements because it did not always provide a faithful representation of leasing transactions. In particular, it did not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet.

The guidance is effective for annual and interim periods beginning after December 15, 2018.

The Company is currently evaluating the effects, if any; the adoption of this guidance will have on the Company’s financial statements.

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2016 that have had or are expected to have an impact on our financial statements.

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

Guaranteed Rights of Return

The Company has granted guaranteed rights of return to two dental distributors. The Company defers recognition of revenue on these accounts until either the distributor provides notification to the Company that the product has been sold to the end consumer or the guaranteed right of return period expires. Once notification has been received and verified, the Company records revenue in that accounting period. The Company had $17,687 and $14,215 of revenue deferred under guaranteed rights of return arrangements included in deferred revenue in the balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at March 31, 2016 and December 31, 2015 was $60,660 and $60,660, respectively.

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

Concentrations

The Company is dependent on key suppliers to provide probiotics, blending, warehousing and packaging of its EvoraPlus, EvoraKids, EvoraPro, EvoraPet, and Teddy’s Pride products. The Company had four key suppliers during the three months ended March 31, 2016. The majority of the Company’s cost of revenues is from these key suppliers during the three months ended March 31, 2016 and 2015. Accounts payable and accrued expenses for these vendors totaled approximately $-0- and $91,138 as of March 31, 2016 and December 31, 2015, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2016, the uninsured portion of this balance was $3,117,647. As of December 31, 2015, the uninsured portion of this balance was $4,833,355.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Research and development	$33,633	$20,917
Selling, general and administrative	172,128	91,223

Total Stock based compensation	$205,761	$112,140

The Company granted 400,000 stock options, with a weighted-average grant date fair value of $0.82 per share, during the three months ended March 31, 2016. The Company granted 900,000 stock options, with a weighted-average grant date fair value of $1.30 per share, during the three months ended March 31, 2015.

During the three months ended March 31, 2016, no stock options previously granted have vested and no stock options were forfeited and no stock options were exercised.

In March 2015, the Compensation Committee of the Board of Directors (the “Compensation Committee”) recommended and approved, and the Board of Directors approved, a program of annual equity based awards for directors from the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) which are intended to align interests of executive officers and directors with stockholders over a long-term basis and thereby replace the expired LTIP Programs. . In connection with and in furtherance of the new equity based award program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. Dr. Telling, Mr. Pope, Dr. Dunton, Ms. Koski and Mr. Koski were each also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Plan, of which 10,000 restricted shares which vested at the end of each calendar quarter in 2015, provided the recipient remained a director through the vesting date.

The new equity based programs also include a minimum dollar value stock ownership holding requirement threshold before shares can be sold.

On February 15, 2016, in connection with and in furtherance of the new equity based award program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan at an exercise price of $0.84 per share, the closing price on the February 16, 2016, the date of grant. Dr. Telling, Mr. Pope, Dr. Dunton, Ms. Koski and Mr. Koski were each also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Plan, of which 10,000 restricted shares vest at the end of each calendar quarter in 2016, provided the recipient remains a director through the vesting date.

On March 16, 2015, in connection with and in furtherance of the new equity based award program, the Board of Directors of the Company approved stock option awards as previously recommended and approved by the Compensation Committee for the Company’s named executive officers currently employed with the Company. Mr. Sullivan, the Company’s Chief Financial; Officer, and Dr. Handfield, the Company’s Senior Vice President of Discovery Research, were granted options to purchase 200,000 and 150,000 shares of Company common stock, respectively, under the Company’s 2012 Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. The options are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of the grant, provided that the recipient remains employed with the Company through the vesting dates.

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

5. Warrants

A summary of warrant activity for the year ended December 31, 2015 and the three months ended March 31, 2016 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2014	2,532,094	$1.93
Granted	—	—
Exercised	(185,585)	1.50
Expired	(2,170,925)	(2.00)

Balance – December 31, 2015	175,584	1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance – March 31, 2016	175,584	$1.50

The warrants outstanding as of March 31, 2016 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	175,584	7/31/17

	175,584

6. Short-Term Notes Payable

As of March 31, 2016 and December 31, 2015, the Company had $78,800 and $63,352, respectively, in short-term notes payable for the financing of various insurance policies. On March 1, 2016, we entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2017.

On March 19, 2015, we entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 13, 2016.

On July 28, 2015, the Company entered into a short-term note payable for $109,067 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2015 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2016.

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

The patent the Company had previously exclusively licensed from UFRF for its Replacement Therapy expired in June 2015 and the resulting license was terminated. The Company is evaluating its options with respect to the SMaRT Replacement Therapy technology.

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

The Company must also pay all patent costs and expenses for the preparation, filing, prosecution, issuance and maintenance of the patent rights. Sales by sublicensees are subject to the royalty rate above, and the Company is responsible for certain payments to Texas A&M for any other consideration received that are not in the form of a royalty.

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2016, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of March 31, 2016. The Company plans to seek an extension of the first enrollment of a patient milestone referred to above prior to the due date.

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

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2016.

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

None of the Oral Mucositis ECC milestones had been achieved as of March 31, 2016.

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

8. Related Party Transactions

During the three months ended March 31, 2016 and 2015, we paid $432,605 and $13,828, respectively, to Intrexon under the ECC agreements (See Note 7). Included in accounts payable and accrued expenses at March 31, 2016 and 2015 was $407,941 and $2,871, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of March 31, 2016 and 2015 Intrexon owned approximately 33% of our outstanding common stock.

9. Common Stock

On February 15, 2016, in connection with and in furtherance of the new equity based award program (see Note 4), the Board approved the award of 40,000 restricted shares of Company common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Plan of which a total of 10,000 restricted shares have vested on March 31, 2016 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2016 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. At March 31, 2016, the Company has $126,000 in unrecognized compensation expense relating to these awards that will be recognized pro-rata through the remainder of 2016.

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

Recent Developments

On May 10, 2016, we received notification from the NYSE MKT LLC that we are not in compliance with certain NYSE MKT continued listing standards relating to stockholders’ equity as of December 31, 2015. Specifically, we are not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2015, we had stockholders’ equity of $4.7 million. We are required to submit a plan to the NYSE MKT by June 10, 2016 advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2017. We intend to submit a plan by the June 10, 2016 deadline. If we fail to submit a plan, or if our plan is not accepted or if we fail to regain compliance by the deadline, the NYSE MKT may commence delisting procedures.

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

Other Product Candidates and Technologies.

In addition to our lantibiotics and oral mucositis product candidates, we also have other candidates and technologies in the oral care and weight loss areas. We do not intend to continue to develop these potential product candidates and technologies without partnering with a third party. We out-licensed the continued research and development of our weight loss product candidate in December 2013 to, LPThera LLC.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through March 31, 2016, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $262,258 and $363,774 for the three months ended March 31, 2016 and 2015, respectively, and our net revenues were $1,175,841 and $939,926, for the years ended December 31, 2015 and 2014, respectively.

As of March 31, 2016, we had an accumulated deficit of $89,718,853 and we have yet to achieve profitability. We incurred net losses of $2,062,885 and $1,292,777 for the three months ended March 31, 2016 and 2015, respectively, and $11,711,333 and $5,789,519 for the years ended December 31, 2015 and 2014, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues are derived from sales of our ProBiora3 products which were $1,175.841 and $939,926 for the years ended December 31, 2015 and 2014, respectively and $262,258 and $363,774 for the three months ended March 31, 2016 and 2015, respectively. Future increases in net revenue for our ProBiora3 products will depend on a number of factors, including our ability to successfully engage in marketing efforts related to our ProBiora3 products, which we have substantially scaled back. Our marketing efforts for our ProBiora3 products have had limited success to date as revenues have not significantly increased from period to period. We may consider options for marketing our ProBiora3 Products that can be cost-effective as we seek to manage the use of our cash resources relative to the research and development we are conducting for our other product candidates while we explore and consider strategic alternatives for our consumer probiotic business.

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

Our research and development expenses were $1,241,410 and $676,595 for the three months ended March 31, 2016 and 2015, respectively.

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

Income Taxes

As of December 31, 2015, we have net operating loss carryforwards of approximately $81,059,000 to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,708,000 as of December 31, 2015 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2035 and 2025, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with one of our significant shareholders, the Koski Family Limited Partnership in June 2009 constituted such an event and the ability to use our historical loss carryforwards to offset income after that point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and the ability to use our historical loss carryforwards up to December 2013 were further limited. In each period, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net Revenues. We generated net revenues of $262,258 for the three months ended March 31, 2016 compared to $363,774 for the three months ended March 31, 2015 a decrease of $101,516. Our ProBiora3 revenues decreased from March 31, 2015 due primarily to a decrease in private label sales.

Cost of Sales. Cost of sales was $89,954 for the three months ended March 31, 2016 compared to $167,997 for the three months ended March 31, 2015, a decrease of $78,043. This decrease was due primarily to a decrease in private label sales during the period. Gross margin for the three months ended March 31, 2016 was 65.7% versus 53.8% for the same period in 2015.

Research and Development. Research and development expenses were $1,241,410 for the three months ended March 31, 2016 compared to $676,595 for the three months ended March 31, 2015, an increase of $564,815. This increase was primarily due to increases in costs associated with work under the ECC’s, patent costs, salary and salary related costs, and stock based compensation costs of $544,339, $29,090, $15,708 and $12,716, respectively. These increases were partially offset by a decrease in consulting costs of $36,362.

Selling, General and Administrative. Selling, general and administrative expenses were $994,426 for the three months ended March 31, 2016 compared to $815,465 for the three months ended March 31, 2015, an increase of $178,961 or 21.9%. This increase was primarily due to increases in option costs, legal costs, filing and registration fees, selling costs, board fees, employee costs, rent costs, depreciation costs and supplies of $72,443, $45,593, $42,225, $29,489, $10,405, $7,946, $4,525, $4,416 and $4,383, respectively. These increases were partially offset by decreases in consulting costs and accounting fees of $26,471 and $15,512, respectively.

Other Income (Expense). Other income, net was $647 for the three months ended March 31, 2016 compared to $3,506 for the three months ended March 31, 2015, resulting in a decrease of $2,859. The net change was primarily attributable to a decrease in interest income of $4,020 due to decreased cash balances during 2016 partially offset by a decrease in tax expense of $822.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2016 and 2015, our operating activities used cash of $1,681,761 and $1,288,371, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $2,751,537 and $4,590,374 at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016 and 2015, our investing activities used cash of $-0- and $72,237 respectively used primarily for the purchase of property and equipment.

During the three months ended March 31, 2016 and 2015, our financing activities used cash of $33,947 and $34,485, respectively. The cash used by financing activities during the three months ended March 31, 2016 and 2015 was primarily due to the reductions in short term notes payable.

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

On March 16, 2015, we entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 13, 2016.

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

On March 1, 2016, we entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2017.

Future Capital Requirements

Our capital requirements for 2016 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to generate revenues and cash flow from our ProBiora3 products and our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan through June 2016. As such, there is substantial doubt that we can continue as a going concern. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new Oral Mucositis ECC, we will require additional capital.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, income tax valuation allowance, inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Previous leases accounting was criticized for failing to meet the needs of users of financial statements because it did not always provide a faithful representation of leasing transactions. In particular, it did not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2018.

The Company is currently evaluating the effects, if any; the adoption of this guidance will have on the Company’s financial statements.

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2016 that have had or are expected to have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

During 2011, we disclosed and identified several material weaknesses in our internal controls over financial reporting. As of December 31, 2014 we remediated all but one of the identified material weaknesses. The remaining material weakness related to a lack of adequate segregation of duties due to our small number of employees. During the year ended December 31, 2015, we analyzed our processes and systems. Based upon that analysis, we implemented during the fourth quarter several additional processes and system controls that lead us to conclude that we no longer have a lack of adequate segregation of duties. Management believes that the financial statements in our Quarterly Report on March 31, 2016 Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with US GAAP.

Management believes that, existing controls were effective and operating properly as designed. During the three months ended March 31, 2016, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 31, 2016.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $2.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, and approximately $11.7 million and $5.8 million for the years ended December 31, 2015, and 2014, respectively. As of March 31, 2016 our accumulated deficit was approximately $89.7 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, and currently we only have our ProBiora3 products available for commercial sale which to date have not generated significant revenue. We expect that the costs associated with our exclusive channel collaborations with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (Oral Mucositis Program) and the

development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140), using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of March 31, 2016 will be sufficient to fund our operations as presently structured over the next three months. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs, as well as the actual revenues from sales of our ProBiora3 products, may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we may need to raise additional capital to, among other things:

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

We recently received a non-compliance letter from the NYSE MKT LLC and we cannot assure you that our shares will continue to be listed on the NYSE MKT.

The listing of our common stock on the NYSE MKT is contingent on our compliance with the NYSE MKT’s continued listing standards. On May 10, 2015, we were notified by the NYSE MKT that we were no longer in compliance with the NYSE MKT continued listing standards because our last reported stockholders’ equity was below continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2015, we had stockholders’ equity of $4.7 million. We are required to submit a plan to the NYSE MKT by June 10, 2016 advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2017. While we intend to submit a plan by the June 10, 2016 deadline, if we fail to submit a plan, or if our plan is not accepted or if we fail to regain compliance by the deadline, the NYSE MKT may commence delisting procedures. There can be no assurance that we will be able to submit an acceptable plan or otherwise regain compliance. A delisting of our common stock from the NYSE MKT could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2016.

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