Form 10-Q
period 2016-06-30
ORAGENICS INC
filed 2016-08-15
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 1, 2016, there were 49,114,219 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,457,444	$5,083,355
Note receivable	450,000	—
Prepaid expenses and other current assets	111,831	209,299
Current assets of discontinued operations	13,575	345,074

Total current assets	6,032,850	5,637,728
Property and equipment, net	104,186	140,651

Total assets	$6,137,036	$5,778,379

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$693,542	$831,029
Short-term notes payable	34,778	63,352
Current liabilities of discontinued operations	169,479	152,973

Total current liabilities	897,799	1,047,354

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized 49,114,219 and 39,858,540 shares issued and outstanding at June 30, 2016 and December 31, 2015	49,114	39,859
Stock subscription receivable	(2,000,000)	—
Additional paid-in capital	97,221,591	92,347,134
Accumulated deficit	(90,031,468)	(87,655,968)

Total shareholders’ equity	5,239,237	4,731,025

Total liabilities and shareholders’ equity	$6,137,036	$5,778,379

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Research and development	812,565	5,611,921	2,053,975	6,288,516
Selling, general and administrative	920,717	732,302	1,753,952	1,430,563

Total operating expenses	1,733,282	6,344,223	3,807,927	7,719,079

Loss from continuing operations	(1,733,282)	(6,344,223)	(3,807,927)	(7,719,079)

Other income (expense):
Interest income	1,432	5,755	4,028	12,371
Interest expense	(885)	(10,031)	(1,656)	(10,637)
Local business tax	(1,200)	(900)	(2,378)	(2,900)
Other income (expense)	373	—	373	(504)

Total other income (expense), net	(280)	(5,176)	367	(1,670)

Loss from continuing operations before income taxes	(1,733,562)	(6,349,399)	(3,807,560)	(7,720,749)

Income tax benefit	—	—	—	—

Net loss from continuing operations	$(1,733,562)	$(6,349,399)	$(3,807,560)	$(7,720,749)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.17)	$(0.10)	$(0.21)

Shares used to compute basic and diluted net loss per share from continuing operations	40,065,793	36,378,944	40,010,518	36,295,428

Discontinued operations
Profit (Loss) from operations of discontinued component	(32,797)	13,928	(21,684)	92,501
Gain on sale of discontinued operations	1,453,744		1,453,744
Income tax benefit	—	—	—	—

Profit from discontinued operations	1,420,947	13,928	1,432,060	92,501

Basic and diluted net profit per share from discontinued operations	$0.04	$0.00	$0.04	$0.00

Shares used to compute basic and diluted net loss per share from discontinued operations	40,065,793	36,378,944	40,010,518	36,295,428

Net Loss	$(312,615)	$(6,335,471)	$(2,375,500)	$(7,628,248)

Basic and diluted net loss per share	$(0.01)	$(0.17)	$(0.06)	$(0.21)

Shares used to compute basic and diluted net loss per share	40,065,793	36,378,944	40,010,518	36,295,428

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,375,500)	$(7,628,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in convertible note payable to shareholder	—	5,000,000
Depreciation and amortization	36,465	32,457
Stock issued as compensation to non-employee directors	84,000	132,000
Stock-based compensation expense	159,566	254,280
Gain on sale of discontinued operations	(1,453,744)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146,863	79,090
Accounts payable and accrued expenses	(137,487)	(57,790)

Net cash used in operating activities	(3,539,837)	(2,188,211)

Cash flows from investing activities:
Purchase of property and equipment	—	(93,889)
Proceeds from sale of discontinued operations	1,250,000	—

Net cash provided by or (used in) investing activities	1,250,000	(93,889)

Cash flows from financing activities:
Payments on short-term notes payable	(77,969)	(79,468)
Net proceeds from issuance of common stock	2,640,146	—

Net cash provided by or (used in) financing activities	2,562,177	(79,468)

Net increase (decrease) in cash and cash equivalents	272,340	(2,361,568)

Cash flows from discontinued operations	101,749	(43,850)

Cash and cash equivalents at beginning of period	5,083,355	10,448,921

Cash and cash equivalents at end of period	$5,457,444	$8,043,503

Supplemental disclosure of cash flow information:
Interest paid	$885	$1,471

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$49,395	$49,395

Short-term note receivable from stockholder in exchange for the issuance of common stock	$(2,000,000)	$—

Par value of restricted shares issued	$230	$200

Par value of restricted shares forfeited	$(20)	$—

Short-term note receivable from sale of discontinued operations	$450,000	$—

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996; however, operating activity did not commence until 1999. We are focused on becoming a leader in novel antibiotics against infectious disease and on developing effective treatments for oral mucositis.

2. Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2016 and December 31, 2015 (audited) and for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2016. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $453,054 from discontinued operations, incurred a net loss of $2,375,500, and used cash of $3,539,837 in its operating activities during the six months ended June 30, 2016. As of June 30, 2016, the Company had an accumulated deficit of $90,031,468.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at June 30, 2016 plus the anticipated payment of the $2,000,000 note receivable due for the sale of the Company’s stock, will be sufficient to meet the business objectives as presently structured through February of 2017.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued guidance on Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effects, if any, the adoption of this guidance will have on the Company’s financial statements.

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

There are no additional accounting pronouncements issued or effective during the three or six months ended June 30, 2016 that have had or are expected to have an impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and the allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations.

Guaranteed Rights of Return

In June of 2016, the Company sold its consumer probiotics business (See Note 8). The Company had granted guaranteed rights of return to two dental distributors in connection with its consumer probiotics business. The Company deferred recognition of revenue on these accounts until either the distributor provided notification to the Company that the product had been sold to the end consumer or the guaranteed right of return period expired. Once notification was received and verified, the Company recorded revenue in that accounting period. As a result of the sale of the consumer probiotics business (See Note 8), no amounts are shown for deferred revenue as of June 30, 2016. The Company had $-0- and $14,215 of revenue deferred under guaranteed rights of return arrangements included in current liabilities of discontinued operations in the balance sheets as of June 30, 2016 and December 31, 2015, respectively.

Inventory

As a result of the Company’s sale of its consumer probiotics business (See Note 8) no amounts are shown for inventory as of June 30, 2016. The inventory reserve was approximately $0 and $59,200 as of June 30, 2016 and December 31, 2015, respectively. Inventory had been stated at the lower of cost or market. Cost, included material, labor and overhead, was determined on a first-in, first-out basis. On a quarterly basis, we analyzed our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that had a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that failed to meet commercial sale specifications. Expired inventory was disposed of and the related costs were written off to the reserve for inventory obsolescence. Amounts previously shown for inventory are included in current assets of discontinued operations.

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

Stock-Based Compensation

US GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

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

Revenue Recognition

During the quarter ended June 30, 2016, the Company sold is consumer probiotic business from which it had historically generated revenue. The Company recognized revenues from the sales of its consumer probiotics products when title and risk of loss pass to the customer, which is generally when the product was shipped.

The Company recorded allowances for discounts and product returns at the time of sale as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. The Company maintains a return policy that allowed customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns was analyzed quarterly and was based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or product returns changes, the reserve would be adjusted.

The Company had granted guaranteed rights of return at various times to two dental distributors for which the Company deferred recognition of revenue until the customer provided notification to the Company that the product had been sold to the end consumer. Once notification was received and verified, the Company recorded revenue in that accounting period.

Concentrations

In June of 2016, the Company sold its consumer probiotics business (See Note 8). As such the Company is no longer dependent on key suppliers to continue to operate the consumer probiotics business.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2016, the uninsured portion of this balance was $5,207,444. As of December 31, 2015, the uninsured portion of this balance was $4,833,355.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Research and development	$(129,684)	$82,953	$(96,051)	$103,870
Selling, general and administrative	167,488	191,187	339,616	282,410

Total Stock based compensation	$37,804	$274,140	$243,565	$386,280

The Company granted 300,000 and 700,000 stock options, with a weighted-average grant date fair value of $0.58 and $0.72 per share, during the three and six months ended June 30, 2016, respectively. The Company granted 10,000 and 910,000 stock options, with a weighted-average grant date fair value of $0.77 and $1.29 per share, during the three and six months ended June 30, 2015, respectively.

During the six months ended June 30, 2016, 256,667 stock options previously granted have vested and 373,333 stock options were forfeited and no stock options were exercised.

In March 2015, the Compensation Committee of the Board of Directors (the “Compensation Committee”) recommended and approved, and the Board of Directors approved, a new program of annual equity based awards for directors intended to align the interests of our directors with stockholders over a long-term basis. The awards would be made from the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) In connection with and in furtherance of the new equity based award program, the Board approved stock option awards in the amount of 80,000 under the Company’s 2012 Plan, to each of the Company’s non-employee directors, at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. The non-employee directors were each also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Plan, of which 10,000 restricted shares vested at the end of each calendar quarter in 2015, provided the recipient remained a director through the vesting date.

The new equity based programs also included a minimum dollar value stock ownership holding requirement threshold before shares can be sold.

On March 16, 2015, in connection with and in furtherance of the new equity based award program, the Board of Directors of the Company approved stock option awards as previously recommended and approved by the Compensation Committee for the Company’s named executive officers currently employed with the Company. Mr. Sullivan, the Company’s Chief Financial Officer, and Dr. Handfield, the Company’s Senior Vice President of Discovery Research, were granted options to purchase 200,000, and 150,000 shares of Company common stock, respectively, under the Company’s 2012 Plan at an exercise price of $1.32 per share, the closing price on the March 16, 2015, the date of grant. The options are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of the grant, provided that the recipient remains employed with the Company through the vesting dates.

On February 15, 2016, in connection with and in furtherance of the equity based award program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, under the Company’s 2012 Plan at an exercise price of $0.84 per share, the closing price on February 16, 2016, the date of grant. The non-employee directors were each also awarded 40,000 restricted shares of Company common stock under the Company’s 2012 Plan, of which 10,000 restricted shares vest at the end of each calendar quarter in 2016, provided the recipient remains a director through the vesting date.

On June 6, 2016, in connection with the Company’s employment of Dr. Alan Joslyn as President and Chief Executive Officer, the Company issued (i) stock options to purchase 300,000 shares of the Company’s common stock at an exercise price equal to $0.55 per share which stock options shall vest in six installments of 50,000 shares each every six months after June 6, 2016, provided that he has continued his employment with the Company through such dates, and (ii) 30,000 shares of restricted stock of the Company, vesting in two installments on the six month and twelve month anniversaries of June 6, 2016.

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

5. Warrants

A summary of warrant activity for the year ended December 31, 2015 and the six months ended June 30, 2016 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2014	2,532,094	$1.93
Granted	—	—
Exercised	(185,585)	1.50
Expired	(2,170,925)	(2.00)

Balance - December 31, 2015	175,584	1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance – June 30, 2016	175,584	$1.50

The warrants outstanding as of June 30, 2016 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	175,584	7/31/17

	175,584

6. Short-Term Notes Payable

As of June 30, 2016 and December 31, 2015, the Company had $34,778 and $63,352, respectively, in short-term notes payable for the financing of various insurance policies. On March 1, 2016, we entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2017.

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

Pursuant to the Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2016, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2019, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2025 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of June 30, 2016. The Company has not achieved the first enrollment of a patient milestone referred to above and plans to seek an extension from Texas A&M.

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

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2016.

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

None of the Oral Mucositis ECC milestones had been achieved as of June 30, 2016.

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

8. Related Party Transactions

On June 27, 2016, the Company completed the sale of its consumer probiotics business to ProBiora Health, LLC, (“ProBiora Health”) an entity owned by Ms. Christine L. Koski, a director at the time of the transaction. The purchase price was $1,700,000 in cash of which $1,250,000 was paid at closing and $450,000 was payable on or before July 31, 2016. The note accrued interest at the rate of 1% per annum and was paid in full on July 29, 2016. In connection with the sale, ProBiora Health assumed certain liabilities. . ProBiora Health is obligated to pay the Company contingent consideration annually over a 10 year period based on a percentage of sales of products using the Purchased Assets, with a maximum obligation to the Company of $2,000,000.

The transaction was approved by a special committee of the Company’s board of directors consisting solely of disinterested directors and Griffin Securities rendered a fairness opinion in connection with the transaction. Ms. Koski, a director since 2009, and a significant shareholder of the Company through the Koski Family Limited Partnership, resigned as a director of the Company upon completion of the sale.

One June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP (5,815,080 shares) and Intrexon Corporation (“Intrexon”) (2,261,419 shares), as well as the Company’s Chairman, Dr. Frederick Telling (969,180 shares). Approximately $4.667 million was raised of which $2,000,000 is payable by the KFLP on or before September 30, 2016 (See Note 9). The private placement was approved by the Company’s audit committee and disinterested directors. As of June 30, 2016, including the results of the financing, Intrexon and the KFLP beneficially owned 31.5% and 34.5%, respectively of the Company’s common stock.

During the three and six months ended June 30, 2016 and 2015, we paid $500,770 and $31,927; $933,375 and $45,755, respectively, to Intrexon under our ECC agreements with Intrexon (See Note 7). Included in accounts payable and accrued expenses at June 30, 2016 and 2015 are $157,672 and $38,932, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of June 30, 2016 and 2015 Intrexon owned approximately 32% of our outstanding common stock.

9. Common Stock

One June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP and Intrexon, as well as the Company’s Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2,000,000 is payable under a note payable by the KFLP on or before September 30, 2016. The note bears interest at 3% per annum. The purchase price per share of the common stock sold in the private placement was $0.5159, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE MKT, on June 29, 2016 as required by NYSE listing standards. The Company will use the net proceeds, after payment of offering expenses, for the funding of research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes.

On February 15, 2016, in connection with and in furtherance of the new equity based award program (see Note 4), the Board approved the award of 40,000 restricted shares of Company common stock to each of the Company’s non-employee directors, under the Company’s 2012 Plan of which a total of 10,000 restricted shares have vested on March 31, 2016 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2016 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. The Company has $67,200 in unrecognized compensation expense relating to these awards that will be recognized pro-rata through the remainder of 2016. . In connection with Ms. Koski’s resignation upon the closing of the sale of the consumer probiotic business, 20,000 shares of restricted stock award to Ms. Koski as a director were forfeited back to the Company.

10. Discontinued Operations

In the fourth quarter of 2014, the board of directors concluded that the Company should focus its efforts and resources on the ongoing collaborations it has with Intrexon. In December of 2014, the Company’s board of directors authorized the exploration of strategic alternatives with respect to the Company’s consumer probiotics business. These alternatives could have included joint ventures, strategic partnerships or alliances, a sale of the consumer probiotics products business or other possible transactions.

On June 27, 2016, the Company completed the sale of its consumer probiotics business to ProBiora Health, LLC, (as described in Note 8).

As of June 30, 2016 and December 31, 2015, the assets and liabilities of the discontinued operations included in the accompanying balance sheets are as follows:

	2016	2015
Accounts Receivable, net	$13,575	$21,115
Inventory, net	—	321,509
Prepaid expenses and other current assets	—	2,450

Assets of discontinued operations	$13,575	$345,074

Accounts payable and accrued expenses	$169,479	$138,758
Deferred revenue	—	14,215

Liabilities of discontinued operations	$169,479	$152,973

The following information summarizes the results of discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues of discontinued operations, net	$190,796	$242,038	$453,054	$605,812
Costs and expenses of discontinued operations	223,593	228,110	474,738	513,311

Net (Loss) Profit from discontinued operations	$(32,797)	$13,928	$(21,684)	$92,501

In addition, the Company entered into a Transition Services Agreement (the “Agreement”) with ProBiora Health. Under the terms of the agreement, the Company will provide accounting, inventory management, shipping, logistics, customer, vendor, supplier, general business support, IT, pharmacovigilance, quality assurance, regulatory, and clinical services to ProBiora Health. In exchange for the services, ProBiora Health is to pay the Company three percent (3%) of is net sales of all ProBiora3 products sold during the term of the Agreement. The term of the Agreement is for a ninety day (90) period but may be terminated earlier at the option of ProBiora Health. The Company is also subletting space to ProBiora Health at the rate of $1,623 per month. The sublease runs through February 2017. The sublease may be terminated prior to February 2017 under certain provisions by either party. The Company will also provide fulfillment services to ProBiora Health during the term that the sublease is in effect. The Company will receive compensation for those services in an amount equal to the direct costs in providing such services.

11. Subsequent Events

On July 29, 2016 the Company received payment in full on the $450,000 promissory note from ProBiora Health issued in connection with the Company’s sale of its consumer probiotic business.

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

Overview

We are focused on becoming a leader in novel antibiotics against infectious disease and on developing effective treatments for oral mucositis.

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

We have selected a lead candidate, OG253, and have had a pre IND meeting with the FDA in November of 2015. We will continue our research and development activities on OG253 and other potential homologs. The timing of the filing of an IND is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. While we were recently able to raise additional capital during the quarter, we currently expect the IND for a first-in-human clinical study of OG253 to occur in 2017 as we continue to assess the promising properties of the homologs we have identified.

Our Oral Mucositis Product Candidate

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM, which we intend to continue to develop.

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse. During the first quarter of 2016, we conducted a confirmatory animal study on AG013. We will use the results from that confirmatory study as we move towards a meeting with the Food and Drug Administration with the goal of launching a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. AG013 has been granted Orphan Drug status in the European Union and we believe it may be eligible for Biologic License Application exclusivity as well as Fast Track designation with the United States Food and Drug Administration (the “FDA”).

We are currently in discussions with the FDA to determine what additional information would be required prior to the initiation of a Phase 2 clinical trial.

Recent Developments

Completed Private Placement. On June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, Koski Family Limited Partnership and Intrexon Corporation, as well as the Company’s Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2,000,000 is payable by the Koski Family Limited Partnership on or before September 30, 2016 (See Note 9). The private placement was approved by the Company’s audit committee and disinterested directors.

Completed Sale of Consumer Probiotic Business. On June 27, 2016, the Company completed the sale of its consumer probiotics business to ProBiora Health, LLC, (“ProBiora Health”) an entity owned by Ms. Christine L. Koski, a director at the time of the transaction. The purchase price was $1,700,000 in cash of which $1,250,000 was paid at closing and $450,000 was payable on or before July 31, 2016. The note accrued interest at the rate of 1% per annum and was paid in full on July 29, 2016. In connection with the sale ProBiora Health assumed certain liabilities. ProBiora Health is obligated to pay the Company contingent consideration annually over a 10 year period based on a percentage of sales of products using the Purchased Assets, with a maximum obligation to the Company of $2,000,000.

The transaction was approved by a special committee of the Company’s board of directors consisting solely of disinterested directors and Griffin Securities rendered a fairness opinion in connection with the transaction. Ms. Koski, a director since 2009, and a significant shareholder of the Company through the Koski Family Limited Partnership, resigned as a director of the Company upon completion of the sale.

Retained Chief Executive Officer. On June 6, 2016, Alan Joslyn became the Company’s new President and Chief Executive Officer, as well as serving on the Company’s Board of Directors.

Received NYSE Listing Notification and Subsequently Obtain Approval of Plan to Regain Compliance. On May 10, 2016, we received notification from the NYSE MKT LLC that we are not in compliance with certain NYSE MKT continued listing standards relating to stockholders’ equity as of December 31, 2015. Specifically, we are not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if we reported losses from continuing operations and/or net losses in our five most recent fiscal years). As of December 31, 2015, we had stockholders’ equity of $4.7 million. The Company was again notified on June 21, 2016 of non-compliance with the stockholders’ equity continued listing standard as set forth in Section 1003(a)(ii). We were required to submit a plan to the NYSE MKT by June 10, 2016 advising of actions we planned to take to regain compliance with the continued listing standards by November 10, 2017.

We submitted a plan by the June 10, 2016 deadline and were notified that NYSE Regulation has accepted the Company’s plan to regain compliance with the NYSE MKT exchange’s continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) by November 10, 2017, subject to periodic review by the NYSE MKT for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by November 10, 2017, or if it does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

On July 14, 2016, we were notified that NYSE Regulation had accepted our plan to regain compliance with the exchange’s continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) by November 10, 2017, subject to periodic review by the NYSE MKT for compliance with the initiatives set forth in the plan. If we are not in compliance with the continued listing standards by November 10, 2017, or if we do not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

The NYSE MKT notice has no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE MKT exchange under the symbol “OGEN.BC” subject to periodic review by the NYSE MKT. The listing of the Company’s common stock on the NYSE MKT is being continued pursuant to an extension during the plan period.

Other Technologies.

We out-licensed our weight loss product candidate in December 2013 to, LPThera LLC and LPThera LLC continues to work to develop a product for commercial use.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to the commercialization of our ProBiora3 products as well as our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and ProBiora3 product sales through June 30, 2016, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008 our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $453,054 and $605,812 for the six months ended June 30, 2016 and 2015, respectively, and our net revenues were $1,175,841 and $939,926, for the years ended December 31, 2015 and 2014, respectively.

As of June 30, 2016, we had an accumulated deficit of $90,031,468 and we have yet to achieve profitability. We incurred net losses of $2,375,500 and $7,628,248 for the six months ended June 30, 2016 and 2015, respectively, and $11,711,333 and $5,789,519 for the years ended December 31, 2015 and 2014, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues are derived from sales of our ProBiora3 products which were $1,175.841 and $939,926 for the years ended December 31, 2015 and 2014, respectively and $453,054 and $605,812 for the six months ended June 30, 2016 and 2015, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result we do not expect to generate any future revenue from sales of consumer probiotic products.

Cost of Revenues

Our cost of revenues included the production and manufacture of our ProBiora3 products, as well as shipping and processing expenses and scrap expense. Scrap expense represents product rework charges, inventory adjustments, inventory replacement reserves, and damaged inventory. Because our ProBiora3 products contained live organisms they had a limited shelf life. As such, we attempted to manage the amount of production we requested of our manufacturers and the amount of inventory we maintained. As noted above, we recently completed the sale of our consumer probiotics business to ProBiora Health, LLC.

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

Our research and development expenses were $2,053,975 and $6,288,516 for the six months ended June 30, 2016 and 2015, respectively. The research and development expenditures for 2015 included an amount of $5.0 million paid as an up-front technology access fee in connection with entering into our Oral Mucositis ECC with Intrexon.

Our current strategy is to manage our research and development expenses in the future as we continue the advancement of our clinical trials and nonclinical product development programs for our MU1140 homologs, and our oral mucositis product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing nonclinical or clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Certain of our current product development candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA, which is not expected before 2017.

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

Income Taxes

As of December 31, 2015, we have net operating loss carryforwards of approximately $81,059,000 to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,708,000 as of December 31, 2015 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2035 and 2025, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with one of our significant shareholders, the Koski Family Limited Partnership, in June 2009 constituted such an event and the ability to use our historical loss carryforwards to offset income after that point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and the ability to use our historical loss carryforwards up to December 2013 were further limited. In each period, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Research and Development. Research and development expenses were $812,565 for the three months ended June 30, 2016 compared to $5,611,921 for the three months ended June 30, 2015, a decrease of $4,799,356. This decrease was primarily due to the technology access fee we paid in the prior period through the issuance of a Convertible Note payable to Intrexon pursuant to the terms of the our Oral Mucositis ECC agreement during the three months ended June 30, 2015 and stock based compensation costs benefits of $5,000,000 and $212,639 respectively. There was no such payment of a Technology Access Fee to Intrexon during the three month period ending June 30, 2016. This decrease was partially offset by increases in costs associated with work performed under the ECC’s and patent costs of $400,254 and $35,463 respectively.

General and Administrative. General and administrative expenses were $920,717 for the three months ended June 30, 2016 compared to $732,302 for the three months ended June 30, 2015, an increase of $188,415 or 25.7%. This increase was primarily due to increases in salary and salary related costs, consulting costs, and legal costs of $50,589, $41,613, and $125,482 respectively.

Other Income (Expense). Other income (expense), net was $(280) for the three months ended June 30, 2016 compared to $(5,176) for the three months ended June 30, 2015, resulting in a net change of $4,896. The net change was primarily attributable to a decrease in interest expense of $9,146 due to decreased levels of borrowing in 2016, partially offset by a decrease in interest income of $4,322 due to decreased cash balances during 2016.

Discontinued Operations. Net (Loss) Profit from discontinued operations was $(32,797) for the three months ended June 30, 2016 compared to $13,928 for the three months ended June 30, 2015, resulting in a net change of $46,725. The net change was primarily attributable to decreases in net revenues and cost of sales of $51,242 and $24,463 respectively and increases in bad debts, patent costs, consulting, and advertising and promotion costs of $6,496, $6,232, $4,802, and $1,868 respectively.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Research and Development. Research and development expenses were $2,053,975 for the six months ended June 30, 2016 compared to $6,288,516 for the six months ended June 30, 2015, a decrease of $4,234,541. This decrease was primarily due to the payment of a $5.0 million technology access fee through the issuance of a Convertible Note payable to Intrexon pursuant to the terms of the our new Oral Mucositis ECC during the six months ended June 30, 2015. There was no such payment of a Technology Access Fee to Intrexon during the six month period ending June 30, 2016. In addition, there was a decrease in salary and salary related costs, consulting and royalty costs of $198,890, $46,557 and $2,500 respectively. These decreases were partially offset by increases in costs associated with work under the ECC’s and patent costs of $944,591 and $64,553, respectively.

General and Administrative. General and administrative expenses were $1,753,952 for the six months ended June 30, 2016 compared to $1,430,563 for the six months ended June 30, 2015, an increase of $323,389 or 22.6%. This increase was primarily due to increases in salary and salary related costs, consulting costs, non-employee stock based compensation, filing fees, and legal costs of $48,791, $13,494, $64,122, $47,718, and $171,076 respectively which were partially offset by a decreases in board fees of $20,626.

Other Income (Expense). Other income (expense), net was $367 for the six months ended June 30, 2016 compared to $(1,670) for the six months ended June 30, 2015, resulting in a net change of $2,037. The net change was primarily attributable to a decrease in interest expense of $8,981 due to decreased levels of borrowing in 2016 and to a decrease in interest income of $8,343 due to decreased cash balance during 2016 and to a decrease in taxes of $1,122.

Discontinued Operations. Net (Loss) Profit from discontinued operations was $(21,684) for the six months ended June 30, 2016 compared to $92,501 for the six months ended June 30, 2015, resulting in a net change of $114,185. The net change was primarily attributable to decreases in net revenues and cost of sales of $152,758 and $102,506 respectively and increases in advertising and promotion costs, patent costs, and selling expenses of $21,115, $36,476, and $9,139 respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2016 and 2015, our operating activities used cash of $3,539,837 and $2,188,211, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $7,135,051 and $4,590,374 at June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016 and 2015, our investing activities provided cash of $1,250,000 and used cash of $93,889 respectively.

During the six months ended June 30, 2016 and 2015, our financing activities provided cash of $2,562,177 and used cash of $79,468, respectively. The cash provided by financing activities during the six months ended June 30, 2016 was primarily due to the sales of or common stock in a private placement. The cash used by financing activities during the six months ended June 30, 2015 was primarily due to the reductions in short term notes payable.

During the six months ended June 30, 2016 and 2015, our cash flows from discontinued operations provided cash of $101,749 and used cash of $43,850 respectively.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below:

The June 30, 2016 Private Placement

One June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, Koski Family Limited Partnership (“KFLP”) and Intrexon Corporation, as well as the Company’s Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2 million is payable under a note payable by the KFLP on or before September 30, 2016. The note bears interest at 3% per annum. The purchase price per share of the common stock sold in the private placement was $0.5159, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE MKT, on June 29, 2016 as required by NYSE listing standards. The Company will use the net proceeds, after payment of offering expenses, for the funding of research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes.

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

On July 24, 2016, we entered into a short-term note payable for $111,340_bearing interest at 4.89% per annum to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2016 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 24, 2017.

Future Capital Requirements

Our capital requirements for 2016 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe the working capital at June 30, 2016 plus the anticipated payment of the $2,000,000 note receivable due for the sale of the Company’s stock, will be sufficient to meet the business objectives as presently structured through February of 2017. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 and in our new Oral Mucositis ECC, we will require additional capital.

Because of the numerous risks and uncertainties associated with the research and development of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2016.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued guidance on Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effects, if any, the adoption of this guidance will have on the Company’s financial statements.

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

There are no additional accounting pronouncements issued or effective during the three or six months ended June 30, 2016 that have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on June 30, 2016.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $2.4 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively, and approximately $11.7 million and $5.8 million for the years ended December 31, 2015, and 2014, respectively. As of June 30, 2016 our accumulated deficit was approximately $90.0 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our exclusive channel collaborations with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (Oral Mucositis Program) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140), using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We believe the working capital at June 30, 2016 plus the anticipated payment of the $2,000,000 note receivable due for the sale of the Company’s stock, will be sufficient to meet the business objectives as presently structured through February of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we may need to raise additional capital to, among other things:

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

If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe the working capital at June 30, 2016 plus the anticipated payment of the $2,000,000 note receivable due for the sale of the Company’s stock, will be sufficient to meet the business objectives as presently structured through February of 2017. Absent sufficient additional financing, we may be unable to remain a going concern.

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

We submitted a plan by the June 10, 2016 deadline and were notified that NYSE Regulation has accepted the Company’s plan to regain compliance with the NYSE MKT exchange’s continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) by November 10, 2017, subject to periodic review by the NYSE MKT for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by November 10, 2017, or if it does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

A delisting of our common stock from the NYSE MKT could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Risks Related to Our Common Stock

Our principal shareholders have the ability to affect all actions requiring shareholder approval and your interests as a shareholder may conflict with the interests of those persons.

As of June 30, 2016, the KFLP, together with members of the Koski family, beneficially owns approximately 34.5% of our outstanding shares of common stock and Intrexon, together with its CEO, beneficially owns approximately 31.5% of our outstanding shares of common stock. Additionally, Robert C. Koski, serves on our Board of Directors. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider.

The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. However with respect to Intrexon, the Stock Issuance Agreement we entered into with Intrexon on June 9, 2015, contained a standstill provision pursuant to which, among other things, Intrexon has agreed that until June 9, 2018, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. This standstill provision could also have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously issued unregistered securities were disclosed in a prior periodic filing on Form 8-K for the quarter ending June 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2016.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit number		Incorporated by Reference			Filing date	Filed herewith
	Exhibit description	Form	File no.	Exhibit

10.1	Executive Employment Agreement for Dr. Alan Joslyn+	8-K	001-32188	10.1	6/6/16

10.2	Asset Purchase Agreement	8-K	001-32188	10.1	6/23/16

10.3	Promissory Note	8-K	001-32188	10.1	6/27/16

10.4	Guaranty	8-K	001-32188	10.2	6/27/16

10.5	Transition Services Agreement	8-K	001-32188	10.3	6/27/16

10.6	Sublease	8-K	001-32188	10.4	6/27/16

10.7	Stock Purchase Agreement	8-K	001-32188	10.1	6/30/16

10.8	Unsecured Promissory Note	8-K	001-32188	10.2	6/30/16

10.9	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.**	8-K	001-32188	10.1	6/11/12

10.10	Amendment No. 1 to the Exclusive Channel Collaboration Agreement between Oragenics, Inc. and Intrexon Corporation dated July 21, 2016.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

+	Executive management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for the redacted portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.