Form 10-Q
period 2016-09-30
ORAGENICS INC
filed 2016-11-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 1, 2016, there were 49,114,219 shares of Common Stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,116,631	$5,083,355
Prepaid expenses and other current assets	171,867	209,299
Current assets of discontinued operations	—	345,074

Total current assets	5,288,498	5,637,728
Property and equipment, net	107,104	140,651

Total assets	$5,395,602	$5,778,379

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$786,179	$831,029
Short-term notes payable	111,707	63,352
Current liabilities of discontinued operations	11,394	152,973

Total current liabilities	909,280	1,047,354

.Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized 49,114,219 and 39,858,540 shares issued and outstanding at September 30, 2016 and December 31, 2015	49,114	39,859
Stock subscription receivable	(1,015,334)	—
Additional paid-in capital	97,447,017	92,347,134
Accumulated deficit	(91,994,475)	(87,655,968)

Total shareholders’ equity	4,486,322	4,731,025

Total liabilities and shareholders’ equity	$5,395,602	$5,778,379

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Research and development	924,800	1,104,023	2,978,775	7,392,539
General and administrative	1,101,870	761,911	2,855,822	2,192,474

Total operating expenses	2,026,670	1,865,934	5,834,597	9,585,013

Loss from continuing operations	(2,026,670)	(1,865,934)	(5,834,597)	(9,585,013)

Other income (expense):
Interest income	18,526	5,024	22,554	17,395
Interest expense	(1,291)	(39,564)	(2,947)	(50,201)
Local business tax	(1,200)	(900)	(3,578)	(3,800)
Other income	5,062	1,280	5,435	776

Total other income (expense), net	21,097	(34,160)	21,464	(35,830)

Loss from continuing operations before income taxes	(2,005,573)	(1,900,094)	(5,813,133)	(9,620,843)

Income tax benefit	—	—	—	—

Net loss from continuing operations	$(2,005,573)	$(1,900,094)	$(5,813,133)	$(9,620,843)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.05)	$(0.13)	$(0.26)

Shares used to compute basic and diluted net loss per share from continuing operations	49,114,219	36,441,783	43,078,989	36,344,945

Discontinued operations
Profit from operations of discontinued component	42,566	36,418	20,882	128,919
Gain on sale of discontinued operations	—	—	1,453,744	—
Income tax benefit	—	—	—	—

Profit from discontinued operations	42,566	36,418	1,474,626	128,919

Basic and diluted net profit per share from discontinued operations	$0.00	$0.00	$0.03	$0.00

Shares used to compute basic and diluted net loss per share from discontinued operations	49,114,219	36,441,783	43,078,989	36,344,945

Net Loss	$(1,963,007)	$(1,863,676)	$(4,338,507)	$(9,491,924)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.26)

Shares used to compute basic and diluted net loss per share	49,114,219	36,441,783	43,078,989	36,344,945

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,338,507)	$(9,491,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in convertible note payable to shareholder	3,126	5,000,000
Depreciation and amortization	55,402	52,540
Loss on sale of fixed assets		(1,280)
Stock issued as compensation to non-employee directors	84,000	198,000
Stock-based compensation expense	384,992	461,029
Gain on sale of discontinued operations	(1,453,744)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	198,557	106,421
Accounts payable and accrued expenses	(44,850)	147,294

Net cash used in operating activities	(5,111,024)	(3,527,920)

Cash flows from investing activities:
Proceeds from sale of fixed assets	2,198	1,280
Purchase of property and equipment	(27,179)	(102,511)
Proceeds from payment of note receivable	450,000	—
Proceeds from sale of discontinued operations	1,250,000	—

Net cash provided by or (used in) investing activities	1,675,019	(101,231)

Cash flows from financing activities:
Payments on short-term notes payable	(112,770)	(113,792)
Proceeds from payment of stock subscription receivable	984,666	—
Net proceeds from issuance of common stock	2,640,146	—

Net cash provided by or (used in) financing activities	3,512,042	(113,792)

Net increase (decrease) in cash and cash equivalents	76,037	(3,742,943)

Cash flows from discontinued operations	(42,761)	32,756

Cash and cash equivalents at beginning of period	5,083,355	10,448,921

Cash and cash equivalents at end of period	$5,116,631	$6,738,734

Supplemental disclosure of cash flow information:
Interest paid	$2,769	$1,230

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$161,125	$158,462

Short-term note receivable from stockholder in exchange for the issuance of common stock	$(2,000,000)	$—

Par value of restricted shares issued	$230	$200

Par value of common stock issued for cashless exercise of warrants	$—	$99

Par value of restricted shares forfeited	$(20)	$—

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2016 and December 31, 2015 (audited) and for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2016. The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company generated revenues of $452,945 from discontinued operations, incurred a net loss of $4,338,507, and used cash of $5,111,024 in its operating activities during the nine months ended September 30, 2016. As of September 30, 2016, the Company had an accumulated deficit of $91,994,475.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2016 plus the anticipated payment of the $1,015,334 stock subscription receivable due for the sale of the Company’s stock will be sufficient to meet the business objectives as presently structured through April of 2017.

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

There are no additional accounting pronouncements issued or effective during the three or nine months ended September 30, 2016 that have had or are expected to have an impact on our financial statements.

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

Guaranteed Rights of Return

In June of 2016, the Company sold its consumer probiotics business (See Note 8). The Company had granted guaranteed rights of return to two dental distributors in connection with its consumer probiotics business. The Company deferred recognition of revenue on these accounts until either the distributor provided notification to the Company that the product had been sold to the end consumer or the guaranteed right of return period expired. Once notification was received and verified, the Company recorded revenue in that accounting period. As a result of the sale of the consumer probiotics business (See Note 8), no amounts are shown for deferred revenue as of September 30, 2016. The Company had $-0- and $14,215 of revenue deferred under guaranteed rights of return arrangements included in current liabilities of discontinued operations in the balance sheets as of September 30, 2016 and December 31, 2015, respectively.

Inventory

As a result of the Company’s sale of its consumer probiotics business (See Note 8) no amounts are shown for inventory as of September 30, 2016. The inventory reserve was approximately $0 and $60,660 as of September 30, 2016 and December 31, 2015, respectively. Inventory had been stated at the lower of cost or market. Cost, included material, labor and overhead, was determined on a first-in, first-out basis. On a quarterly basis, we analyzed our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that had a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that failed to meet commercial sale specifications. Expired inventory was disposed of and the related costs were written off to the reserve for inventory obsolescence. Amounts previously shown for inventory are included in current assets of discontinued operations.

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

Revenue Recognition

During the quarter ended June 30, 2016, the Company sold its consumer probiotic business (See Note 8), from which it had historically generated revenues. The Company recognized revenues from the sales of its consumer probiotics products when title and risk of loss had passed to the customer, which is generally when the product was shipped.

The Company recorded allowances for discounts and product returns at the time of sale as a reduction of revenues as such allowances can be reliably estimated based on historical experience or known trends. The Company maintains a return policy that allowed customers to return product within a specified period of time prior to and subsequent to the expiration date of the product. The estimate of the provision for returns was analyzed quarterly and was based upon many factors, including industry data of product return rates, historical experience of actual returns, analysis of the level of inventory in the distribution channel, if any, and reorder rates. If the history or product returns changes, the reserve would have been adjusted.

The Company had granted guaranteed rights of return at various times to two dental distributors for which the Company deferred recognition of revenue until the customer provided notification to the Company that the product had been sold to the end consumer. Once notification was received and verified, the Company recorded revenue in that accounting period.

Concentrations

In June of 2016, the Company sold its consumer probiotics business (See Note 8), as such the Company is no longer dependent on key suppliers to continue to operate the consumer probiotics business.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2016, the uninsured portion of this balance was $4,866,631. As of December 31, 2015, the uninsured portion of this balance was $4,833,355.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Research and development	$3,697	$76,579	$(92,354)	$180,449
General and administrative	243,315	196,004	582,664	486,688
Discontinued operations	(21,585)	166	(21,318)	(8,108)

Total Stock based compensation	$225,427	$272,749	$468,992	$659,029

The Company granted -0- and 700,000 stock options, with a weighted-average grant date fair value of $0.00 and $0.72 per share, during the three and nine months ended September 30, 2016, respectively. The Company granted -0- and 910,000 stock options, with a weighted-average grant date fair value of $0.00 and $1.29 per share, during the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2016, 559,164 stock options previously granted have vested and 574,758 stock options were forfeited and no stock options were exercised.

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

On June 6, 2016, in connection with the Company’s employment of Dr. Alan Joslyn as President and Chief Executive Officer, the Company issued (i) stock options to purchase 300,000 shares of the Company’s common stock at an exercise price equal to $0.55 per share which stock options shall vest in six installments of 50,000 shares every six months after June 6, 2016, provided that he has continued his employment with the Company through such dates, and (ii) 30,000 shares of restricted stock of the Company, vesting in two installments on the six month and twelve month anniversaries of June 6, 2016.

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

5. Warrants

A summary of warrant activity for the year ended December 31, 2015 and the nine months ended September 30, 2016 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2014	2,532,094	$1.93
Granted	—	—
Exercised	(185,585)	1.50
Expired	(2,170,925)	(2.00)

Balance - December 31, 2015	175,584	1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance - September 30, 2016	175,584	$1.50

The warrants outstanding as of September 30, 2016 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$1.50	175,584	7/31/17

	175,584

6. Short-Term Notes Payable

As of September 30, 2016 and December 31, 2015, the Company had $111,707 and $63,352, respectively, in short-term notes payable for the financing of various insurance policies. On July 24, 2016, the Company entered into a short-term note payable for $111,730 bearing interest at 4.89% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2016 and are made evenly based on a straight line amortization over an 11-month period with the final payment due on June 24, 2017.

On March 10, 2016, we entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2017.

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

Texas A&M License Agreement

Under the terms of the Texas A&M license agreement, the Company made an initial payment of five thousand dollars ($5,000) to Texas A&M. The Company must also pay to Texas A&M a royalty of five percent (5%) of net sales of products that include the licensed technology, subject to royalty stacking provisions with a two percent (2%) minimum royalty. Additionally, in order to maintain the exclusive license, commencing in 2014 and each year thereafter prior to the calendar year of the first sale of products using the licensed technology, the Company was to pay Texas A&M $15,000 as minimum annual consideration for the continuation of the license agreement. In October of 2016 the Texas A&M license agreement was amended to provide for a payment of $25,000 commencing in 2017 and each year thereafter prior to the calendar year of the first sale of products using the licensed technology, as minimum annual consideration for the continuation of the license agreement. Once the Company commences the sale of products that include the technology the Company licenses from Texas A&M the Company must pay a minimum annual amount of $100,000 to Texas A&M and every year thereafter through the expiration of the Agreement. However, once sales begin, any royalty payments the Company makes on net sales will be credited against the $100,000 required maintenance payment.

The Company must also pay all patent costs and expenses for the preparation, filing, prosecution, issuance and maintenance of the patent rights. Sales by sublicensees are subject to the royalty rate above, and the Company is responsible for certain payments to Texas A&M for any other consideration received that are not in the form of a royalty.

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement.

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2016.

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

None of the Oral Mucositis ECC milestones had been achieved as of September 30, 2016.

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

During the three and nine months ended September 30, 2016, we received $12,512 and $12,886, respectively, from ProBiora Health under our Transition Services, sublease, and fulfillment services agreements with ProBiora Health.

One June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP (5,815,080 shares) and Intrexon Corporation (“Intrexon”) (2,261,419 shares), as well as the Company’s Chairman, Dr. Frederick Telling (969,180 shares). Approximately $4.667 million was raised of which $2,000,000 was payable by the KFLP under a note payable on or before September 30, 2016. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. In addition, the amendment extended the maturity date on the remaining principal balance of the note payable to December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum (See Note 9). The private placement was approved by the Company’s audit committee and disinterested directors. As of September 30, 2016, including the results of the financing, Intrexon and the KFLP beneficially owned 31.5% and 34.5%, respectively of the Company’s common stock.

During the three and nine months ended September 30, 2016 and 2015, we paid $253,646 and $1,187,021; $120,214 and $165,969, respectively, to Intrexon under our ECC agreements with Intrexon (See Note 7). Included in accounts payable and accrued expenses at September 30, 2016 and 2015 are $197,620 and $250,413, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of September 30, 2016 and 2015 Intrexon owned approximately 32% and 24% respectively, of our outstanding common stock.

9. Common Stock

One June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP and Intrexon, as well as the Company’s Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2,000,000 is payable under a note payable by the KFLP on or before September 30, 2016. The note accrued interest at 3% per annum. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. In addition, the amendment extended the maturity date on the remaining balance of the note payable to December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum. The purchase price per share of the common stock sold in the private placement was $0.5159, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE MKT, on June 29, 2016 as required by NYSE listing standards. The Company will use the net proceeds, after payment of offering expenses, for the funding of research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes.

On February 15, 2016, in connection with and in furtherance of the new equity based award program (see Note 4), the Board approved the award of 40,000 restricted shares of Company common stock to each of the Company’s non-employee directors, under the Company’s 2012 Plan of which a total of 10,000 restricted shares have vested on March 31, 2016 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2016 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. The Company has $33,600 in unrecognized compensation expense relating to these awards that will be recognized pro-rata through the remainder of 2016. In connection with Ms. Koski’s resignation upon the closing of the sale of the consumer probiotic business, 20,000 shares of restricted stock award to Ms. Koski as a director were forfeited back to the Company.

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

On June 27, 2016, the Company completed the sale of its consumer probiotics business to ProBiora Health, LLC, (as described in Note 8). As of September 30, 2016 and December 31, 2015, the assets and liabilities of the discontinued operations included in the accompanying balance sheets are as follows:

	2016	2015
Accounts receivable, net	$—	$21,115
Inventory, net	—	321,509
Prepaid expenses and other current assets	—	2,450

Assets of discontinued operations	$—	$345,074

Accounts payable and accrued expenses	$11,394	$138,758
Deferred revenues	—	14,215

Liabilities of discontinued operations	$11,394	$152,973

The following information summarizes the results of discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues of discontinued operations, net	$(109)	$329,795	$452,945	$935,607
Costs of discontinued operations, net	(42,675)	293,377	432,063	806,688

Net Profit from discontinued operations	$42,566	$36,418	$20,882	$128,919

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

During the three and nine months ended September 30, 2016, we received $12,512 and $12,886, respectively, from ProBiora Health under our Transition Services and Sublease agreements with ProBiora Health.

11. Subsequent Events

In October of 2016, we renewed our lease for 4902 Eisenhower Blvd., Suite 215, Tampa, Florida 33634. This renewed lease term is from March 2017 through February 2020. We have been leasing approximately 4,168 square feet, however under the terms of the renewed lease, we will be leasing approximately 2,207 square feet. The reduction in the square footage being leased is due to the sale of our consumer probiotics business to ProBiora Health in June of 2016.

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

In our pre-clinical studies to support a potential Investigational New Drug (“IND”) filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. The study specifically evaluated homolog efficacy in relation to survival, measurable amounts of Clostridium difficile (“C. diff ”) colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, OG253, achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

We had selected a lead candidate, OG253, and we had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND on OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic, OG716, for treatment of C. diff. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of C. diff spores and toxin levels when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. While we were able to raise additional capital during the quarter ended June 30, 2016, we currently expect the IND for a first-in-human clinical study of OG716 to occur in 2017 as we continue to assess the promising properties of the homologs we have identified.

Our Oral Mucositis Product Candidate

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM, which we intend to continue to develop. AG013, is an oral rinsing solution designed to deliver human Trefoil Factor 1 (hTFF1) to protect and regenerate damaged mucosal lining of the oral cavity. Under an Exclusive Channel Collaboration Agreement with Intrexon, we have an exclusive worldwide license to develop and commercialize AG013 to treat oral mucositis in cancer patients. OM results in a painful inflammation and mucosal ulceration in the lining of the oral cavity, throat and esophagus and is one of the most commonly reported adverse events associated with cancer chemotherapy affecting up to 500,000 patients annually. OM has a negative effect on patient well-being and if severe, negatively affects a patient’s cancer treatment regimen. At present, we are not aware of any drug that is approved to prevent the condition broadly and current therapies are primarily palliative in nature, only addressing symptom relief but not treating the underlying causes of the condition

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse. During the first quarter of 2016, we conducted a confirmatory animal study on AG013. AG013 has been granted Orphan Drug status in the European Union and we believe it may be eligible for Biologic License Application exclusivity as well as Fast Track designation with the United States Food and Drug Administration (the “FDA”).

In August of 2016, we received feedback from the FDA in response to our Type C meeting request concerning the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. As a result of that interaction and subject to the availability of adequate financing, we expect to file an IND amendment in early 2017 and subsequently initiate a Phase 2 study with AG013 in the United States and Europe.

Recent Developments

Amendment To Amended and Restated Articles of Incorporation. In November of 2016, the Board of Directors approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 250,000,000 shares subject to obtaining shareholder approval which the Company expects to obtain by written consent of its two largest shareholders collectively constituting a majority of the shares outstanding. The purpose of the increase in the number of authorized shares of our common stock is to provide flexibility in connection with our future financing efforts.

Completed Private Placement. On June 30, 2016, the Company closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, Koski Family Limited Partnership and Intrexon Corporation, as well as the Company’s Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2,000,000 was payable by the Koski Family Limited Partnership on or before September 30, 2016. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was applied to accrued interest and then to the outstanding principal balance. In addition, the amendment extended the maturity date on the remaining balance of the note payable to, on or before, December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum. (See Note 9). The private placement amendment and note amendment were approved by the Company’s audit committee and disinterested directors.

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

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations as well as to the commercialization of our consumer ProBiora3 products. We have generated limited revenues from grants and from our recently disposed of consumer ProBiora3 product business through June 30, 2016, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008, our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $452,945 and $935,607 for the nine months ended September 30, 2016 and 2015, respectively, and our net revenues were $1,175,841 and $939,926, for the years ended December 31, 2015 and 2014, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result we will no longer generate revenue from sales of consumer probiotic products.

As of September 30, 2016, we had an accumulated deficit of $91,994,475 and we have yet to achieve profitability. We incurred net losses of $4,338,507 and $9,491,924 for the nine months ended September 30, 2016 and 2015, respectively, and $11,711,333 and $5,789,519 for the years ended December 31, 2015 and 2014, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

Financial Overview

Net Revenues

Our revenues were derived from sales of our ProBiora3 products which were $1,175,841 and $939,926 for the years ended December 31, 2015 and 2014, respectively and $452,945 and $935,607 for the nine months ended September 30, 2016 and 2015, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result we do not expect to generate any future revenue from sales of consumer probiotic products.

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

Our research and development expenses were $2,978,775 and $7,392,539 for the nine months ended September 30, 2016 and 2015, respectively. The research and development expenditures for 2015 included an amount of $5.0 million paid as an up-front technology access fee in connection with entering into our Oral Mucositis ECC with Intrexon.

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

General and Administrative Expenses

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Research and Development. Research and development expenses were $924,800 for the three months ended September 30, 2016 compared to $1,104,023 for the three months ended September 30, 2015, a decrease of $179,223. This decrease was primarily due to decreases in the costs associated with the Lantibiotic ECC, stock based compensation costs, patent costs, and salary costs of $199,799, $72,881, $14,282, and $11,383 respectively. This decrease was partially offset by an increase in costs associated with work performed under the Oral Mucositis ECC of $123,445.

General and Administrative. General and administrative expenses were $1,101,870 for the three months ended September 30, 2016 compared to $761,911 for the three months ended September 30, 2015, an increase of $339,959 or 44.6%. This increase was primarily due to increases in salary costs, filing fees and registration costs, stock based compensation costs, consulting costs, patent costs, and travel and entertainment costs of $153,738, $92,731, $47,311, $39,874, $36,476 and $13,756 respectively. These increases were partially offset by a decrease in board costs of $40,125.

Other Income (Expense). Other income (expense), net was $21,097 for the three months ended September 30, 2016 compared to $(34,160) for the three months ended September 30, 2015, resulting in a net change of $55,257. The net change was primarily attributable to a decrease in interest expense of $38,273 due to decreased levels of borrowing in 2016, an increase in interest income of $13,502, and an increase in other income of $3,782.

Discontinued Operations. Profit from discontinued operations was $42,566 for the three months ended September 30, 2016 compared to $36,418 for the three months ended September 30, 2015, resulting in a net change of $6,148. The net change was primarily attributable to decreases in net revenues and cost of sales of $329,904 and $134,517 respectively and decreases in salary and salary related costs, stock based compensation costs, clinical trial costs, patent costs, selling expenses, bank fees, advertising and promotion costs, bad debts, supplies and equipment costs, and travel an entertainment costs of $96,614, $21,752, $21,341, $21,042, $10,827, $10,237, $9,600, $4,713, $3,678 and $2,416, respectively.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Research and Development. Research and development expenses were $2,978,775 for the nine months ended September 30, 2016 compared to $7,392,539 for the nine months ended September 30, 2015, a decrease of $4,413,764. This decrease was primarily due to the payment of a $5.0 million technology access fee through the issuance of a Convertible Note payable to Intrexon pursuant to the terms of the our Oral Mucositis ECC during the nine months ended September 30, 2015. There was no such payment of a Technology Access Fee to Intrexon during the nine month period ending September 30, 2016. In addition, there was a decrease in stock based compensation costs of $272,803. These decreases were partially offset by increases in costs associated with work under the Lantibiotic and Oral Mucositis ECC’s of $225,033 and $643,398, respectively.

General and Administrative. General and administrative expenses were $2,855,822 for the nine months ended September 30, 2016 compared to $2,192,474 for the nine months ended September 30, 2015, an increase of $663,348 or 30.3%. This increase was primarily due to increases in salary and salary related costs, legal and professional costs, filing fees and registration costs, stock based compensation costs, consulting costs, supplies and equipments costs, and travel and entertainment of $238,011, $168,692, $140,451, $95,977, $53,368, $20,052 and $6,448 respectively. These increases were partially offset by a decrease in board fees of $60,751.

Other Income (Expense). Other income (expense), net was $21,464 for the nine months ended September 30, 2016 compared to $(35,830) for the nine months ended September 30, 2015, resulting in a net change of $57,294. The net change was primarily attributable to a decrease in interest expense of $47,254 due to decreased levels of borrowing in 2016 and to an increase in interest income of $5,159 and an increase in other income of $4,659.

Discontinued Operations. Profit from discontinued operations was $20,882 for the nine months ended September 30, 2016 compared to $128,919 for the nine months ended September 30, 2015, resulting in a net change of $108,037. The net change was primarily attributable to decreases in net revenues and cost of sales of $482,662 and $237,023 respectively and decreases in salary and salary related costs, clinical trial costs, stock based compensation costs, contract manufacturing costs, patent costs, travel and entertainment costs, supplies and equipment costs, bank fees, and bad debts of $79,474, $21,341, $13,212, $11,114, $8,280, $6,260, $5,728, $5,146 and $1,378, respectively. These decreases were partially offset by an increase in advertising and promotion costs of $11,515.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2016 and 2015, our operating activities used cash of $5,111,024 and $3,527,920, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $4,379,218 and $4,590,374 at September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and 2015, our investing activities provided cash of $1,675,019 and used cash of $101,231, respectively.

During the nine months ended September 30, 2016 and 2015, our financing activities provided cash of $3,512,042 and used cash of $113,792, respectively. The cash provided by financing activities during the nine months ended September 30, 2016 was primarily due to the sale of our common stock in a private placement. The cash used by financing activities during the nine months ended September 30, 2015 was primarily due to the reductions in short term notes payable.

During the nine months ended September 30, 2016 and 2015, our cash flows from discontinued operations used cash of $42,761 and provided cash of $32,756 respectively.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below:

The June 30, 2016 Private Placement

One June 30, 2016, we closed on a private placement of 9,045,679 shares of its common stock to three accredited investors. The investors in the private placement included some of our current shareholders, the Koski Family Limited Partnership (“KFLP”), Intrexon Corporation, as well as our Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2 million was payable under a note payable by the KFLP which was due on or before September 30, 2016. The note accrued interest at 3% per annum. The purchase price per share of the common stock sold in the private placement was $0.5159, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE MKT, on June 29, 2016 as required by NYSE listing standards. We will use the net proceeds, after payment of offering expenses, for the funding of research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes.

On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. The amendment extended the maturity date on the remaining balance of the note payable to, on or before, December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum commencing on the date of the amendment.

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

On July 24, 2014, we entered into a short-term note payable for $108,306 bearing interest at 4.64% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2014 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 22, 2015.

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

On July 24, 2016, we entered into a short-term note payable for $111,730 bearing interest at 4.89% per annum to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2016 and are made evenly based on a straight line amortization over an 11-month period with the final payment being due June 24, 2017.

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

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe the working capital at September 30, 2016 plus the anticipated payment of the $1,015,334 note receivable due for the sale of the Company’s stock will be sufficient to meet the business objectives as presently structured through February of 2017. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our new Oral Mucositis ECC, we will require additional capital.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2016.

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

There are no additional accounting pronouncements issued or effective during the three or nine months ended September 30, 2016 that have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities Exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $4.3 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively, and approximately $11.7 million and $5.8 million for the years ended December 31, 2015, and 2014, respectively. As of September 30, 2016, our accumulated deficit was approximately $92.0 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our exclusive channel collaborations with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (Oral Mucositis Program) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs), using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We believe the working capital at September 30, 2016 plus the anticipated payment of the $1,015,334 note receivable due for the sale of the Company’s stock will be sufficient to meet the business objectives as presently structured through April of 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we may need to raise additional capital to, among other things:

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe the working capital at September 30, 2016 plus the anticipated payment of the $1,015,334 note receivable due for the sale of our common stock will be sufficient to meet the business objectives as presently structured through April of 2017. Absent sufficient additional financing, we may be unable to remain a going concern.

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

As of September 30, 2016, the KFLP, together with members of the Koski family, beneficially owns approximately 34.5% of our outstanding shares of common stock and Intrexon, together with its CEO, beneficially owns approximately 31.5% of our outstanding shares of common stock. Additionally, Robert C. Koski serves on our Board of Directors. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2016.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit number		Incorporated by Reference			Filing date	Filed herewith
	Exhibit description	Form	File no.	Exhibit

10.1	Unsecured Promissory Note	8-K	001-32188	10.2	6/30/16

10.2	Amendment Number 1 to Unsecured Promissory Note	8-K	001-32188	10.1	9/15/16

10.3	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012.**	8-K	001-32188	10.1	6/11/12

10.4	Amendment No. 1 to the Exclusive Channel Collaboration Agreement between Oragenics, Inc. and Intrexon Corporation dated July 21, 2016.	10-Q	001-32188	10.10	8/15/16

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

**	Confidential treatment has been requested for the redacted portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.