Form 10-Q
period 2017-03-31
ORAGENICS INC
filed 2017-05-15
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

813-286-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check	☒	Smaller reporting company
	if smaller reporting company)	☐	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 11, 2017, there were 49,274,219 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,175,172	$4,080,618
Prepaid expenses and other current assets	106,307	141,086

Total current assets	2,281,479	4,221,704
Property and equipment, net	69,427	87,462

Total assets	$2,350,906	$4,309,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,102,450	$1,277,066
Short-term notes payable	62,848	66,377

Total current liabilities	1,165,298	1,343,443

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized 49,274,219 and 49,114,219 shares issued and outstanding at March 31, 2017 and December 31, 2016	49,274	49,114
Stock subscription receivable	—	(30,563)
Additional paid-in capital	97,788,302	97,616,444
Accumulated deficit	(96,651,968)	(94,669,272)

Total shareholders’ equity	1,185,608	2,965,723

Total liabilities and shareholders’ equity	$2,350,906	$4,309,166

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	1,122,461	1,224,805
General and administrative	865,195	849,840

Total operating expenses	1,987,656	2,074,645

Loss from continuing operations	(1,987,656)	(2,074,645)

Other income (expense):
Interest income	1,935	2,596
Interest expense	(801)	(771)
Local business tax	(1,200)	(1,178)
Other income	5,147	—

Total other income, net	5,081	647

Loss from continuing operations before income taxes	(1,982,575)	(2,073,998)

Income tax benefit	—	—

Net loss from continuing operations	$(1,982,575)	$(2,073,998)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.05)

Shares used to compute basic and diluted net loss per share from continuing operations	49,190,663	39,956,318

Discontinued operations
Profit (loss) from operations of discontinued component	(121)	11,113
Income tax benefit	—	—

Profit (loss) from discontinued operations	(121)	11,113

Basic and diluted net profit (loss) per share from discontinued operations	$(0.00)	$0.00

Shares used to compute basic and diluted net profit (loss) per share from discontinued operations	49,190,663	39,956,318

Net Loss	$(1,982,696)	$(2,062,885)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Shares used to compute basic and diluted net loss per share	49,190,663	39,956,318

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,982,696)	$(2,062,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,035	18,287
Stock issued as compensation to non-employee directors	53,516	42,000
Stock-based compensation expense	118,502	163,761
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	66,764	123,255
Accounts payable and accrued expenses	(174,616)	95,791

Net cash used in operating activities	(1,900,495)	(1,619,791)

Cash flows from financing activities:
Payments on short-term notes payable	(35,514)	(33,947)
Proceeds from payment of stock subscription receivable	30,563	—

Net cash used in financing activities	(4,951)	(33,947)

Net decrease in cash and cash equivalents	(1,905,446)	(1,653,738)
Operating cash flows from discontinued operations	—	(61,970)
Cash and cash equivalents at beginning of period	4,080,618	5,083,355

Cash and cash equivalents at end of period	$2,175,172	$3,367,647

Supplemental disclosure of cash flow information:
Interest paid Interest paid	$801	$771

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$31,985	$49,395

Par value of restricted shares issued	$160	$200

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2017 and December 31, 2016 (audited) and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company sold its consumer probiotics business in 2016 and, as a result, has generated $-0-revenues, incurred a net loss of $1,982,696, and used cash of $1,900,495 in its operating activities during the three months ended March 31, 2017. As of March 31, 2017, the Company had an accumulated deficit of $96,651,968.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2017, together with its recently completed debt and equity financing arrangements, will be sufficient to meet the business objectives as presently structured through December of 2017. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2017 that have had, or are expected to have, an impact on our financial statements.

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

Revenue Recognition

During the quarter ended June 30, 2016, the Company sold its consumer probiotic business, from which it had historically generated revenues. As a result of this sale, the Company is no longer generating revenues.

Concentrations

In June of 2016, the Company sold its consumer probiotics business, as such the Company is no longer dependent on key suppliers to continue to operate the consumer probiotics business.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2017, the uninsured portion of this balance was $1,925,172. As of December 31, 2016, the uninsured portion of this balance was $3,830,618.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Research and development	$6,614	$33,633
General and administrative	165,404	171,899
Discontinued operations	—	229

Total Stock based compensation	$172,018	$205,761

The Company granted -0- stock options during the three months ended March 31, 2017. The Company granted 400,000 stock options, with a weighted-average grant date fair value of $0.82 per share, during the three months ended March 31, 2016.

During the three months ended March 31, 2017, 333,333 stock options previously granted have vested and no stock options were forfeited and no stock options were exercised.

On February 9, 2017, in connection with and in furtherance of the equity based award program, the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), of which, 10,000 restricted shares vest at the end of each calendar quarter in 2017, provided the recipient remains a director through the vesting date.

On February 15, 2016, in connection with and in furtherance of the new equity based award program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Robert Koski and former director Christine Koski under the Company’s 2012 Plan at an exercise price of $0.84 per share, the closing price on the February 16, 2016, the date of grant. Dr. Telling, Mr. Pope, Dr. Dunton, Robert Koski and former director Christine Koski were each also awarded 40,000 restricted shares of the Company’s common stock under the Company’s 2012 Plan, of which 10,000 restricted shares vest at the end of each calendar quarter in 2016, provided the recipient remains a director through the vesting date. Dr. Telling, Mr. Pope, Dr. Dunton, Robert Koski have vested fully in the restricted shares awarded to them in 2016. Former director Christine Koski vested in 20,000 restricted shares due to her resignation as a director in June of 2016.

Each executive officer and non-employee director receiving equity based awards will be subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the 2012 Plan which requirements are intended to align the ability to sell shares with the performance of the Company’s stock price. The executive officer recipients will each have a minimum dollar value stock ownership holding requirement threshold equal to two times (2x) their then base salaries below which dollar threshold they would be precluded from selling any shares of Company stock obtained from the Company under its 2012 Plan. Also, the non-employee directors will each be subject to a minimum dollar value stock ownership holding requirement threshold equal to six times the annual Board retainer ($270,000) below which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its 2012 Plan.

5. Warrants

A summary of warrant activity for the year ended December 31, 2016 and the three months ended March 31, 2017 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2015	175,584	1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance – December 31, 2016	175,584	1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance – March 31, 2017	175,584	$1.50

The warrants outstanding as of March 31, 2017 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$1.50	175,584	7/31/17

	175,584

6. Short-Term Notes Payable

As of March 31, 2017 and December 31, 2016, the Company had $62,848 and $66,377, respectively, in short-term notes payable for the financing of various insurance policies.

On March 10, 2017, the Company entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2018.

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

On March 1, 2016, the Company entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 4, 2017.

On March 19, 2015, the Company entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 13, 2016.

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of March 31, 2017.

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

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2017.

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

The Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate the Company’s financial statements with Intrexon’s financial statements, or at the Company’s option make a cash payment to Intrexon. The Commercialization Milestone Events and amounts payable are as follows:

(i)	two million United States dollars ($2,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2 Milestone Event meaning the first dosing of a patient by or on behalf of Oragenics, or an Affiliate or permitted sublicensee of Oragenics, in a Phase 2 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product; See Note 10 Subsequent Events for an Amendment to the milestone.

(ii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2b/3 Milestone Event meaning meeting of the primary endpoint by or on behalf of Oragenics, or an Affiliate or permitted sublicensee of Oragenics, in a Phase 3 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product;

(iii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Regulatory Approval Application Milestone Event for each different Oragenics Product which Regulatory Approval Application Milestone Event meaning for a given Oragenics Product, the first to occur of (a) the filing by Oragenics, an Affiliate thereof, or a permitted sublicensee thereof, of a FDA New Drug Application or a Biologics License Application with the FDA seeking approval of such Oragenics Product, or (b) the filing of an equivalent approval or marketing application for such Oragenics Product with an equivalent regulatory authority in a foreign jurisdiction;

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

None of the Oral Mucositis ECC milestones had been achieved as of March 31, 2017.

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

8. Related Party Transactions

During the three months ended March 31, 2017 and 2016, we paid $524,620 and $432,605 respectively, to Intrexon under the ECC agreements (See Note 7). Included in accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 was $306,012 and $524,620, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of March 31, 2017 and 2016 Intrexon beneficially owned approximately 33.2% and 31.5% of our outstanding common stock.

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

The activities related to the consumer probiotic business are reflected as part of “Discontinued Operations” for the periods presented.

9. Common Stock

On February 9, 2017, in connection with and in furtherance of the new equity based award program (See Note 4), the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan of which a total of 10,000 restricted shares have vested on March 31, 2017 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2017 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. At March 31, 2017, the Company has $69,685 in unrecognized compensation expense relating to these awards that will be recognized through the remainder of 2017.

10. Subsequent Event

On May 10, 2017 the Company entered into a securities purchase agreement with three accredited investors, to purchase up to $3.0 million of Series A Convertible Preferred Stock (the “Preferred Stock Financing”). Concurrently with the Preferred Stock Financing, the Company entered into a Note Purchase Agreement with Intrexon Corporation (“Intrexon”) pursuant to which the Company issued a $2.4 million unsecured non-convertible promissory note to Intrexon and amended the first milestone in its oral mucositis Exclusive Channel Collaboration Agreement (“ECC”) with Intrexon.

The Preferred Stock Financing

The sale of the Preferred Stock will take place in two separate closings and at the first closing which occurred on May 10, 2017, the Company received gross proceeds of approximately $1.302 million. Upon the successful completion of the second closing the Company would receive $1.698 million, the balance of the Preferred Stock Financing. The full $3.0 million of Preferred Stock will be convertible into twelve million shares of the Company’s Common Stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, the Company issued warrants to purchase an aggregate of 4,621,037 shares of Common Stock at the first closing and will be obligated to issue additional warrants to purchase an aggregate of 6,024,124 shares of Common Stock at the second closing. The Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and have an exercise price of $0.31 per share.

The second closing is contingent upon us receiving shareholder approval required by the NYSE MKT listing rules. The Company entered into voting agreements with the Koski Family Limited Partnership and Intrexon Corporation, holders of a majority of our common stock, pursuant to which they have agreed to vote all of their shares of common stock for approval. Proceeds from the Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

In connection with the Preferred Financing, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of the State of Florida, to be effective May 10, 2017. The number of shares of Preferred Stock designated as Series A Preferred Stock is 12,000,000.

In connection with the issuance and sale of the Preferred Stock and Warrants, the Company granted certain demand registration rights and piggyback registration rights with respect to the shares of the company’s Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

Except as otherwise provided herein or as otherwise required by law, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

The Intrexon Debt Financing and ECC Amendment

The Intrexon Note matures in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note will be used to fund the Company’s AG013 research and clinical trials. In addition to, and as part of the Intrexon Note, the Company and Intrexon agreed to amend the first milestone payment on the ECC from a $2.0 million payment upon first dosing of a patient to a $3.0 million payment upon the earlier of (a) dosing of the last patient, in a phase II clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the phase II clinical trial. Simultaneously with the amendment to the ECC a similar amendment was put in place with respect to the Company’s Stock Issuance Agreement with Intrexon reflecting the milestone amendment.

Operational Changes

As we transform to a clinical stage company, the allocation of our limited capital resources and the effective use of available cash remains a primary focus of management. In connection therewith, eight lab employees supporting aspects of our lantibiotic research were let go with three lead senior scientists remaining as the Company seeks to employ external vendors dedicated to progressing the clinical development of our lantibiotic candidates under the leadership and oversight of our senior scientists including our Senior Vice President of Discovery Research, Dr. Martin Handfield. We plan to utilize external vendors dedicated to progressing the clinical development of our lantibiotic candidate. We expect to continue the preclinical studies on OG716, subject to sufficient capital being obtained, toward the goal of filing an IND by year end 2017.

Amendment to Our Option Plan

At our annual meeting on May 4, 2017, our shareholders approved an amendment to our Equity Incentive Plan to increase the shares available for awards thereunder by 1,500,000 shares.

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

We have developed a Phase 2 protocol for AG013 with the FDA and it has received fast track designation. The study will be a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 patients receiving chemoradiation over 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints will also be evaluated.

In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. Subject to the availability of adequate amounts of financing, We filed an Investigational New Drug (“IND”) update in March 2017 and initiate a Phase 2 study with AG013 in the United States and Europe in 2017.

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

Recent Developments

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3.0 million of Series A Convertible Preferred Stock (the “Preferred Stock Financing”). Concurrently with the Preferred Stock Financing, we entered into a Note Purchase Agreement with Intrexon Corporation (“Intrexon”) pursuant to which we issued a $2.4 million unsecured non-convertible promissory note to Intrexon and amended the first milestone in its oral mucositis Exclusive Channel Collaboration Agreement (“ECC”) with Intrexon.

The Preferred Stock Financing

The sale of the Preferred Stock will take place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1.302 million. Upon the successful completion of the second closing we would receive $1.698 million, the balance of the Preferred Stock Financing. The full $3.0 million of Preferred Stock will be convertible into twelve million shares of our Common Stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, we issued warrants to purchase an aggregate of 4,621,037 shares of Common Stock at the first closing and will be obligated to issue additional warrants to purchase an aggregate of 6,024,124 shares of Common Stock at the second closing. The Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and have an exercise price of $0.31 per share.

The second closing is contingent upon us receiving shareholder approval required by the NYSE MKT listing rules. We entered into voting agreements with the Koski Family Limited Partnership and Intrexon Corporation, holders of a majority of our common stock, pursuant to which they have agreed to vote all of their shares of common stock for approval. Proceeds from the Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital

In connection with the Preferred Financing, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of the State of Florida, to be effective May 10, 2017. The number of shares of Preferred Stock designated as Series A Preferred Stock is 12,000,000.

In connection with the issuance and sale of the Preferred Stock and Warrants, we granted certain demand registration rights and piggyback registration rights with respect to the shares of our Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

Except as otherwise provided herein or as otherwise required by law, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

The Intrexon Debt Financing and ECC Amendment

The Intrexon Note matures in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note will be used to fund our AG013 research and clinical trials. In addition to, and as part of the Intrexon Note, we and Intrexon agreed to amend the first milestone payment on the ECC from a $2.0 million payment upon first dosing of a patient to a $3.0 million payment upon the earlier of (a) dosing of the last patient, in a phase II clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the phase II clinical trial. Simultaneously with the amendment to the ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Intrexon reflecting the milestone amendment.

Operational Changes

As we transform to a clinical stage company, the allocation of our limited capital resources and the effective use of available cash remains a primary focus of management. In connection therewith, eight lab employees supporting aspects of our lantibiotic research were let go with three lead senior scientists remaining as the Company seeks to employ external vendors dedicated to progressing the clinical development of our lantibiotic candidates under the leadership and oversight of our senior scientists including our Senior Vice President of Discovery Research, Dr. Martin Handfield. We plan to utilize external vendors dedicated to progressing the clinical development of our lantibiotic candidate. We expect to continue the preclinical studies on OG716, subject to sufficient capital being obtained, toward the goal of filing an IND by year end 2017.

Amendment to our Option Plan

At our annual meeting on May 4, 2017, our shareholders approved an amendment to our Equity Incentive Plan to increase the shares available for awards thereunder by 1,500,000 shares.

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

As of March 31, 2017, we had an accumulated deficit of $96,651,968 and we have yet to achieve profitability. We incurred net losses of $1,982,696 and $2,062,885 for the three months ended March 31, 2017 and 2016, respectively, and $7,013,304 and $11,711,333 for the years ended December 31, 2016 and 2015, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

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

Our research and development expenses were $1,122,461 and $1,224,805 for the three months ended March 31, 2017 and 2016, respectively.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trial for our oral mucositis product candidate and nonclinical product development efforts on our lantibiotic product candidate. The lengthy process of conducting clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and Oral Mucositis ECC as to the planning and timing of the research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of the expected initiation of our Phase 2b clinical trial on our oral mucositis product candidate as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, and administrative functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, and professional fees for legal, consulting, auditing and tax services.

We anticipate that our general and administrative expenses to remain relatively flat from period to period as we manage our available and capital and subject to available capital may increase for, among others, the following reasons:

•	support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;

•	efforts we undertake from, time to time, to raise additional capital; and

•	increased payroll, and stock based compensation, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

Other Income (Expense)

Other income (expense) includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents, and interest earned on the stock subscription receivable. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

As of December 31, 2016, we have net operating loss carryforwards of approximately $87,663,000 to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $1,875,000 as of December 31, 2016 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2036 and 2026, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Research and Development. Research and development expenses were $1,122,461 for the three months ended March 31, 2017 compared to $1,224,805 for the three months ended March 31, 2016, a decrease of $102,344. This decrease was primarily due to decreases in costs associated with work under the ECC’s, stock based compensation costs, and patent costs of $76,055, $27,019, and $17,568, respectively. These decreases were partially offset by an increase in salary and salary related costs associated with research and development of $10,925.

General and Administrative. General and administrative expenses were $865,195 for the three months ended March 31, 2017 compared to $849,840 for the three months ended March 31, 2016, an increase of $15,355 or 1.8%. This increase was primarily due to increases in salary and salary related costs, stock based compensation costs, consulting costs, and travel and entertainment costs of $104,938, $25,501, $23,220 and $15,352, respectively. These increases were partially offset by decreases in legal costs, board costs, non-employee stock based compensation costs and filing fees and registration costs of $60,590, $38,155, $31,997, and $21,685, respectively.

Other Income. Other income, net was $5,081 for the three months ended March 31, 2017 compared to $647 for the three months ended March 31, 2016, resulting in an increase of $4,434. The net change was primarily attributable to an increase in miscellaneous income of $5,147 which was partially offset by a decrease in interest income of $661.

Discontinued Operations. On June 22, 2016, we sold the assets constituting our consumer probiotic business and as such have accounted for such business as a discontinued operation. Profit (Loss) from discontinued operations was $(121) for the three months ended March 31, 2017 compared to $11,113 for the three months ended March 31, 2016, resulting in a net change of $11,234. The net change was primarily attributable to decreases in net revenues and cost of sales of $262,258 and $89,954 respectively and decreases in salary and salary related costs, advertising and promotion costs, patent costs, selling expense costs, and bank fees of $77,851, $28,730, $16,605, $15,794, and $8,707, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2017 and 2016, our operating activities used cash of $1,900,495 and $1,619,791, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $1,116,181 and $2,878,261 at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, our investing activities used cash of $-0- and $-0-, respectively.

During the three months ended March 31, 2017 and 2016, our financing activities used cash of $4,951 and $33,947, respectively. The cash used by financing activities during the three months ended March 31, 2017 and 2016 was primarily due to the reductions in short term notes payable offset by the settlement of the stock subscription receivable.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below:

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

On March 10, 2017, the Company entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2018.

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

On March 1, 2016, the Company entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 4, 2017.

On March 19, 2015, the Company entered into a short-term note payable for $49,395 bearing interest at 5.68% per annum to finance the product liability insurance. Principal and interest payments on this note began April 16, 2015 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 13, 2016.

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

Future Capital Requirements

Our capital requirements for 2017 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

We believe our current available cash and cash equivalents coupled with the recently announced debt and equity financing arrangements will allow us to fund our operating plan through December 2017. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC, we will require additional capital.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2017 that have had or are expected to have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 27 2017. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $2.0 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively, and approximately $7.0 million and $11.7 million for the years ended December 31, 2016, and 2015, respectively. As of March 31, 2017 our accumulated deficit was approximately $96.7 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of March 31, 2017, coupled with the recently announced debt and equity financing arrangements will be sufficient to fund our operations as presently structured through December 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

•	continue to conduct our phase 2 clinical trial on our AG013 product candidate;

•	expand our clinical laboratory operations;

•	fund our clinical validation study activities;

•	expand our research and development activities;

•	sustain or achieve broader commercialization of our products;

•	acquire or license products or technologies; and

•	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to develop our current and future product candidates;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

•	competing technological and market developments;

•	our interaction and relationship with the FDA, or other, regulatory agencies; and

•	changes in regulatory policies or laws that affect our operations.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. While we believe we can continue our current level of operations with the cash we have on hand coupled with the recently announced debt and equity financing arrangements through December 2017, we will need to arrange additional financing to remain a going concern.

We recently incurred significant debt and we will need to obtain additional financing to repay such debt.

On May 10, 2017 we borrowed $2.4 Million from Intrexon Corporation unsecured promissory note which note matures in 24 months. We will need to obtain additional financing in order to meet our repayment obligations and there can be no assurance that financing will be available in amounts or on terms commercially acceptable to us, if at all.

Risks Related to Our Common Stock

All of our debt obligations and our Series A preferred stock will have priority over our common stock with respect to payment in the event of a liquidation, dissolution or winding up.

On May 10, 2017 we issued a $2.4 Million unsecured promissory note to Intrexon Corporation and issued 5,209,169 shares of Series A preferred stock to three accredited investors. We have also entered into an agreement to sell an additional 6,790,831 shares of Series A preferred stock. In any liquidation, dissolution or winding up, our common stock would rank below all debt claims against us and all of our outstanding shares of Series A preferred stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation or dissolution until after our obligations to our debt holders and holders of Series A preferred stock have been satisfied.

As our warrant holders exercise their warrants into shares of our Common Stock, our shareholders will be diluted.

On May 10, 2017 we issued Common Stock Purchase Warrants to purchase 4,621,037 shares of common stock and we have entered into an agreement to issue an additional 6,024,124 Common Stock Purchase Warrants in connection with the sale of Series A preferred stock. The exercise of some or all of our Common Stock Purchase Warrants results in issuance of common shares that dilute the ownership interests of existing shareholders. Any sales of the Common Stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our Common Stock and the potential for such downward pressure on the price of our Common Stock may encourage short selling of our Common Stock.

Under certain circumstances we may be required to settle the value of the Common Stock Purchase Warrants in cash.

If, at any time while the Common Stock Purchase Warrants are outstanding, we enter into a “Change of Control” (as defined in the Common Stock Purchase Warrants Warrants), which includes, but is not limited to, a merger or sale of substantially all of our assets, then each holder of outstanding Common Stock Purchase Warrants as at any time prior to the consummation of the Change of Control, may elect and require us to purchase the Common Stock Purchase Warrants held by such person immediately prior to the consummation of such Change of Control by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such holder’s Common Stock Purchase Warrants.

We will not be able to regain compliance with the NYSE MKT’s continued listing standards solely as a result of our recent sale of Series A preferred stock as we will need to raise additional financing to do so and such financing may cause further dilution to our shareholders.

The amount raised in our May 10, 2017 sale of Series A preferred stock along with the Intrexon loan will not increase our stockholders’ equity to the amount required to regain compliance with the NYSE MKT’s continued listing standards and we will need to continue to raise additional capital through additional financings. Additionally our future indebtedness to Intrexon will cause our stockholders’ equity to decrease from the level it would be without such indebtedness. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our shareholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to shareholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our shareholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2017.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-32188	3.1	5/11/17

4.1	Form of Common Stock Purchase Warrant	8-K	001-32188	4.1	5/11/17

4.2	Promissory Note dated May 10, 2017	8-K	001-32188	4.2	5/11/17

9.1	Form of Voting Agreement	8-K	001-32188	9.1	5/11/17

10.1	Securities Purchase Agreement by and between Oragenics, Inc. and the Purchasers dated May 10, 2017	8-K	001-32188	10.1	5/11/17

10.2	Form of Registration Rights Agreement	8-K	001-32188	10.2	5/11/17

10.3	Note Purchase Agreement by and between Oragenics, Inc. and Intrexon Corporation dated May 10, 2017	8-K	001-32188	10.3	5/11/17

10.4	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015*	8-K	001-32188	10.1	7/11/15

10.5	Exclusive Channel Collaboration Agreement Amendment by and between Oragenics, Inc. and Intrexon Corporation dated as of May 10, 2017	8-K	001-32188	10.4	5/11/17

10.6	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015*	8-K	001-32188	10.2	7/11/15

10.7	Stock Issuance Agreement Amendment by and between Oragenics, Inc. and Intrexon Corporation dated as of May 10, 2017	8-K	001-32188	10.5	5/11/17

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.