Form 10-Q
period 2017-06-30
ORAGENICS INC
filed 2017-08-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 11, 2017, there were 49,274,219 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,088,926	$4,080,618
Restricted cash	1,919,030	—
Prepaid expenses and other current assets	517,727	141,086

Total current assets	4,525,683	4,221,704
Property and equipment, net	51,755	87,462

Total assets	$4,577,438	$4,309,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,060,947	$1,277,066
Short-term notes payable	22,561	66,377

Total current liabilities	1,083,508	1,343,443
Long-term liabilities:
Note payable to shareholder	2,400,000	—
Derivative liability	588,437	—

Total long-term liabilities	2,988,437	—
Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; 5,209,169 and -0- Series A shares issued and outstanding at June 30, 2017 and December 31, 2016	482,211	—
Common stock, $0.001 par value; 250,000,000 shares authorized 49,274,219 and 49,114,219 shares issued and outstanding at June 30, 2017 and December 31, 2016	49,274	49,114
Stock subscription receivable	—	(30,563)
Additional paid-in capital	97,846,842	97,616,444
Accumulated deficit	(97,872,834)	(94,669,272)

Total shareholders’ equity	505,493	2,965,723

Total liabilities and shareholders’ equity	$4,577,438	$4,309,166

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$605,411	$792,697	$1,727,872	$2,017,497
General and administrative	791,348	940,585	1,656,543	1,790,430

Total operating expenses	1,396,759	1,733,282	3,384,415	3,807,927

Loss from continuing operations	(1,396,759)	(1,733,282)	(3,384,415)	(3,807,927)
Other income (expense):
Interest income	1,832	1,432	3,767	4,028
Interest expense	(57,865)	(885)	(58,666)	(1,656)
Change in value of derivative liability	231,644	—	231,644	—
Local business tax	(1,200)	(1,200)	(2,400)	(2,378)
Other income	1,361	373	6,508	373

Total other income (expense), net	175,772	(280)	180,853	367

Loss from continuing operations before income taxes	(1,220,987)	(1,733,562)	(3,203,562)	(3,807,560)

Income tax benefit	—	—	—	—

Net loss from continuing operations	$(1,220,987)	$(1,733,562)	$(3,203,562)	$(3,807,560)

Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.04)	$(0.07)	$(0.10)

Shares used to compute basic and diluted net loss per share from continuing operations	49,274,219	40,065,793	49,232,021	40,010,518

Discontinued operations
Profit (loss) from operations of discontinued component	121	(32,797)	—	(21,684)
Gain on sale of discontinued operations	—	1,453,744	—	1,453,744
Income tax benefit	—	—	—	—

Profit from discontinued operations	121	1,420,947	—	1,432,060

Basic and diluted net profit per share from discontinued operations	$0.00	$0.04	$—	$0.04

Shares used to compute basic and diluted net loss per share from discontinued operations	49,274,219	40,065,793	49,232,021	40,010,518

Net Loss	$(1,220,866)	$(312,615)	$(3,203,562)	$(2,375,500)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.06)

Shares used to compute basic and diluted net loss per share	49,274,219	40,065,793	49,232,021	40,010,518

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,203,562)	$(2,375,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,707	36,465
Stock issued as compensation to non-employee directors	93,828	84,000
Stock-based compensation expense	200,938	159,566
Gain on sale of discontinued operations	—	(1,453,744)
Decrease in fair value of derivative liability	(231,644)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(344,656)	146,863
Accounts payable and accrued expenses	(216,119)	(137,487)

Net cash used in operating activities	(3,665,508)	(3,539,837)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,250,000

Net cash provided by investing activities	—	1,250,000
Cash flows from financing activities:
Payments on short-term notes payable	(75,801)	(77,969)
Net proceeds from issuance of convertible preferred stock and warrants	1,238,084	—
Net proceeds from issuance of common stock	—	2,640,146
Proceeds from issuance of note payable to shareholder	2,400,000	—
Proceeds from payment of stock subscription receivable	30,563	—
Restricted cash (receipts) released, net	(1,919,030)	—

Net cash provided by financing activities	1,673,816	2,562,177

Net increase (decrease) in cash and cash equivalents	(1,991,692)	272,340
Operating cash flows from discontinued operations	—	101,749
Cash and cash equivalents at beginning of period	4,080,618	5,083,355

Cash and cash equivalents at end of period	$2,088,926	$5,457,444

Supplemental disclosure of cash flow information:
Interest paid	$1,605	$885

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$31,985	$49,395

Short-term note receivable from stockholder in exchange for the issuance of common stock	$—	$(2,000,000)

Par value of restricted shares issued	$160	$230

Par value of restricted shares forfeited	$—	$(20)

Short-term note receivable from sale of discontinued operations	$—	$450,000

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2017 and December 31, 2016 (audited) and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company sold its consumer probiotics business in 2016 and, as a result, has generated $-0- revenues, incurred a net loss of $3,203,562, and used cash of $3,665,508 in its operating activities during the six months ended June 30, 2017. As of June 30, 2017, the Company had an accumulated deficit of $97,872,834.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at June 30, 2017, together with the proceeds from the recently concluded second closing of the Preferred Stock financing (See Note 12), will be sufficient to meet the business objectives as presently structured through December of 2017. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued guidance on Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. This guidance has not had a material impact on its results of operations, financial position or disclosures.

There are no other accounting pronouncements issued or effective during the three or six months ended June 30, 2017 that have had, or are expected to have, an impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and the allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations.

Restricted Cash

The Company has cash that is restricted pursuant to the terms of the Note Purchase Agreement with Intrexon Corporation (“Intrexon”). Proceeds from the note are to be used to fund the Company’s AG013 research and clinical trials.

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

Derivative Liabilities

In accordance with ASC 480-10-25 Liabilities-Distinguishing from Equity, warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction.

The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability will be re-measured at each reporting period with changes in fair value recorded as a change in the value of derivative liability. To derive an estimate of the fair value of these warrants, a Black Scholes Option Pricing Model is utilized.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2017, the uninsured portion of this balance was $3,757,956. As of December 31, 2016, the uninsured portion of this balance was $3,830,618.

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Research and development	$5,643	$(129,684)	$12,257	$(96,051)
General and administrative	117,105	167,449	282,509	339,349
Discontinued operations	—	39	—	267

Total Stock based compensation	$122,748	$37,804	$294,766	$243,565

At our annual meeting on May 4, 2017, our shareholders approved an amendment to our 2012 Equity Incentive Plan to increase the shares available for awards thereunder by 1,500,000 shares.

The Company granted 1,056,000 and 1,056,000 stock options, with a weighted-average grant date fair value of $0.36 and $0.36 per share, during the three and six months ended June 30, 2017, respectively. The Company granted 300,000 and 700,000 stock options, with a weighted-average grant date fair value of $0.58 and $0.72 per share, during the three and six months ended June 30, 2016, respectively.

During the six months ended June 30, 2017, 386,666 stock options previously granted have vested and no stock options were forfeited and no stock options were exercised.

On June 22, 2017, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved stock option awards in the amount of 140,000 to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan at an exercise price of $0.37 per share, the closing price on June 22, 2017, the date of the grant.

In addition, on June 22, 2017, in connection with, and in furtherance of, the new equity based award program, the Board approved stock option awards in the amount of 455,000 to management and 41,000 to staff under the Company’s 2012 Equity Incentive Plan at an exercise price of $0.37 per share, the closing price on June 22, 2017, the date of the grant.

On February 9, 2017, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan, of which, 10,000 restricted shares vest at the end of each calendar quarter in 2017, provided the recipient remains a director through the vesting date.

On February 15, 2016, in connection with, and in furtherance of, the new, the non-employee director compensation program, the Board approved stock option awards in the amount of 80,000, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Robert Koski and former director Christine Koski under the Company’s 2012 Equity Incentive Plan at an exercise price of $0.84 per share, the closing price on the February 16, 2016, the date of grant. Dr. Telling, Mr. Pope, Dr. Dunton, Robert Koski and former director Christine Koski were each also awarded 40,000 restricted shares of the Company’s common stock under the Company’s 2012 Plan, of which 10,000 restricted shares vested at the end of each calendar quarter in 2016. Dr. Telling, Mr. Pope, Dr. Dunton, Robert Koski vested fully in the restricted shares awarded to them in 2016. Former director Christine Koski vested in 20,000 restricted shares due to her resignation as a director in June of 2016.

Each executive officer and non-employee director receiving equity based awards is subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the 2012 Equity Incentive Plan which requirements are intended to align the ability to sell shares with the performance of the Company’s stock price. The executive officer recipients each have a minimum dollar value stock ownership holding requirement threshold equal to two times (2x) their then base salaries below which dollar threshold they would be precluded from selling any shares of Company stock obtained from the Company under its 2012 Equity Incentive Plan. Also, the non-employee directors are each subject to a minimum dollar value stock ownership holding requirement threshold equal to six times the annual Board retainer ($270,000) below which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its 2012 Equity Incentive Plan.

5. Warrants

In connection with the Preferred Stock financing (See Note 11), the Company issued warrants to purchase an aggregate of 4,621,037 shares of Common Stock at the first closing of the Preferred Stock financing and subsequently issued additional warrants to purchase an aggregate of 6,024,124 shares of Common Stock at the second closing of the Preferred Stock financing. The Warrants have a term of seven years from the date of issuance are non-exercisable until six months after issuance, and have an exercise price of $0.31 per share. A summary of warrant activity for the year ended December 31, 2016 and the six months ended June 30, 2017 is as follows:

	Warrants	Weighted Average Price
Balance – December 31, 2015	175,584	$1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance – December 31, 2016	175,584	1.50
Granted	4,621,037	0.31
Exercised	—	—
Expired	—	—

Balance – June 30, 2017	4,796,621	$0.35

The warrants outstanding as of June 30, 2017 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$ 1.50	175,584	7/31/17
$ 0.31	4,621,037	5/10/24

	4,796,621

6. Short-Term Notes Payable

As of June 30, 2017 and December 31, 2016, the Company had $22,561 and $66,377, respectively, in short-term notes payable for the financing of various insurance policies.

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

On July 24, 2016, the Company entered into a short-term note payable for $111,730 bearing interest at 4.89% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2016 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 21, 2017.

7. Note Payable to Stockholder

On May 10, 2017 the Company entered into a Note Purchase Agreement with Intrexon pursuant to which the Company issued a $2,400,000 unsecured non-convertible promissory note to Intrexon and amended the first milestone in its oral mucositis Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon. The note matures in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the note are to be used to fund the Company’s AG013 research and clinical trials.

8. Commitments and Contingencies

The University of Florida Research Foundation Licenses

UFRF-MU1140 License. In the Company’s University of Florida Research Foundation (“UFRF”) amended license agreement for MU1140, the Company is obligated to pay 5% of the selling price of any products developed from the UFRF licensed technology that the Company may sell as royalty to the UFRF. In addition, if the Company sublicenses any rights granted by the amended license agreement, the Company is obligated to pay to the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. The Company is also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 for the MU1140 license agreement and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million.

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of June 30, 2017.

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

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2017.

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

The Company has also agreed to make certain payments to Intrexon upon the Company’s achievement of designated milestones in the form of shares of Company Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate the Company’s financial statements with Intrexon’s financial statements, or at the Company’s option make a cash payment to Intrexon. The Commercialization Milestone Events and amounts payable are as follows:

(i)	two million United States dollars ($2,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2 Milestone Event meaning the first dosing of a patient by or on behalf of Oragenics, or an Affiliate or permitted sublicensee of Oragenics, in a Phase 2 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product. On May 10, 2017, the Company and Intrexon agreed to amend this milestone payment from a $2,000,000 payment upon first dosing of a patient to a $3,000,000 million payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the Phase 2 clinical trial.

(ii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Phase 2b/3 Milestone Event meaning meeting of the primary endpoint by or on behalf of Oragenics, or an Affiliate or permitted sublicensee of Oragenics, in a Phase 3 clinical trial, whether such occurs in the United States of America under the jurisdiction of the FDA or elsewhere under the jurisdiction of a foreign regulatory agency, for each different Oragenics Product;

(iii)	five million United States dollars ($5,000,000) within thirty (30) days of the first instance of the achievement of the Regulatory Approval Application Milestone Event for each different Oragenics Product which Regulatory Approval Application Milestone Event meaning for a given Oragenics Product, the first to occur of (a) the filing by Oragenics, an Affiliate thereof, or a permitted sublicensee thereof, of a FDA New Drug Application or a Biologics License Application with the FDA seeking approval of such Oragenics Product, or (b) the filing of an equivalent approval or marketing application for such Oragenics Product with an equivalent regulatory authority in a foreign jurisdiction;

(iv)	ten million United States dollars ($10,000,000) within thirty (30) days of the first instance of the achievement of the Approval Milestone Event for each different Oragenics Product which Approval Milestone Event meaning the first to occur of (a) the First Commercial Sale of an Oragenics Product anywhere in the Territory, or (b) 90th day after the approval of a FDA New Drug Application for an Oragenics Product by the FDA or equivalent regulatory action in a foreign jurisdiction;

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

None of the Oral Mucositis ECC milestones had been achieved as of June 30, 2017.

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

9. Related Party Transactions

On May 10, 2017 the Company entered into a Note Purchase Agreement with Intrexon pursuant to which the Company issued a $2.4 million unsecured non-convertible promissory note to Intrexon and amended the first milestone in its Oral Mucositis ECC with Intrexon. The note matures in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the note will be used to fund the Company’s AG013 research and clinical trials.

During the three and six months ended June 30, 2017, we paid $-0- and $524,620; and during the three and six months ended June 30, 2016 we paid $500,770 and $933,375 respectively, to Intrexon under the Oral Mucositis and Lantibiotic ECC agreements (See Note 8). Included in accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 was $615,168 and $524,620, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements and accrued interest relating to unpaid invoices and the unsecured non-convertible promissory note. As of June 30, 2017 and 2016 Intrexon beneficially owned approximately 31.4% and 31.5% of our outstanding common stock.

On June 27, 2016, the Company completed the sale of its consumer probiotics business to ProBiora Health, LLC, (“ProBiora Health”) an entity owned by Ms. Christine L. Koski, a director at the time of the transaction. The purchase price was $1,700,000 in cash of which $1,250,000 was paid at closing and $450,000 was payable on or before July 31, 2016. The note accrued interest at the rate of 1% per annum and was paid in full on July 29, 2016. In connection with the sale, ProBiora Health assumed certain liabilities. ProBiora Health is obligated to pay the Company contingent consideration annually over a 10 year period based on a percentage of sales of products using the Purchased Assets, in excess of $2,000,000 annually over the contingent contribution period, with a maximum obligation to the Company of $2,000,000. No payments were made by or due from ProBiora Health for post-closing sales in 2016.

The activities related to the consumer probiotic business are reflected as part of “Discontinued Operations” for the periods presented.

10. Common Stock

On February 9, 2017, in connection with and in furtherance of the non-employee director compensation program (See Note 4), the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan of which a total of 20,000 restricted shares vested on June 30, 2017 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2017 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. At June 30, 2017, the Company has $29,372 in unrecognized compensation expense relating to these awards that will be recognized through the remainder of 2017.

11. Convertible Preferred Stock

On May 10, 2017 the Company entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Preferred Stock Financing”). The sale of the preferred stock will take place in two separate closings. At the first closing which occurred on May 10, 2017, the Company received gross proceeds of approximately $1.302 million. At the second closing, which occurred on July 25, 2017, the Company received $1.698 million (See Note 12), the balance of the Preferred Stock Financing. The full $3,000,000 of preferred stock is convertible into twelve million shares of the Company’s common stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, the Company issued warrants to purchase an aggregate of 4,621,037 shares of common stock at the first closing and an aggregate of 6,024,124 shares of common stock at the second closing (see Note 12). The warrants have a term of seven years from the date of issuance, are non-exercisable until 6 months after issuance, and have an exercise price of $0.31 per share.

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

Except as otherwise required by law, the Series A Preferred Stock has no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a

Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The preferred stock is classified as permanent equity.

12. Subsequent Event

On July 25, 2017, the Company completed the second closing of the Preferred Stock Financing (See Note 11). The Company received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock is convertible into twelve million shares of the Company’s common stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, the Company issued warrants to purchase an aggregate of 6,024,124 shares of common stock at the second closing. The warrants have a term of seven years from the date of issuance are non-exercisable until six months after issuance, and have an exercise price of $0.31 per share.

On July 27, 2017, the Company entered into an agreement to amend the warrants issued in connection with the Preferred Stock Financing to provide notification and objection requirements with respect to the change of control provisions. The change of control provisions in the warrants had previously caused the warrants to be treated as a derivative liability as opposed to being treated as equity on the Company’s balance sheet. The warrants have been replaced by amended and restated warrants containing such notification and objection requirements (the “Amended and Restated Common Stock Purchase Warrants”) so that the Amended and Restated Common Stock Purchase Warrants will be treated as equity on the Company’s balance sheet. All other terms of the original warrants remain unchanged by the Amended and Restated Common Stock Purchase Warrants.

The pro forma information set forth below is illustrative only and represents the effect of the reclassification of the Amended and Restated Common Stock Purchase Warrants to equity, as if these warrants had been amended as of June 30, 2017:

	June 30, 2017 As Reported	Adjustments	June 30, 2017 Proforma
	(Unaudited)	(Unaudited)	(Unaudited)
Total long-term liabilities	$2,988,437	$(588,437)	$2,400,000

Total shareholders’ equity	505,493	588,437	1,093,930

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

In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and plan to initiate a Phase 2 study with AG013 in the United States and Europe in 2017.

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

We selected a lead candidate, OG253, and we had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND on OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of C. diff spores when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. While we were able to raise additional capital during the quarter ended June 30, 2017, we currently expect the IND for a first-in-human clinical study of OG716 by year end 2018 as we continue to seek additional capital to advance the program.

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

Recent Developments

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3.0 million of Series A Convertible Preferred Stock (the “Preferred Stock Financing”). Concurrently with the Preferred Stock Financing, we entered into a Note Purchase Agreement with Intrexon pursuant to which we issued a $2.4 million unsecured non-convertible promissory note to Intrexon (the “Intrexon Note”) and amended the first milestone in its Oral Mucositis Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon.

The Preferred Stock Financing

The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock is convertible into twelve million shares of our Common Stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, we issued warrants to purchase an aggregate of 4,621,037 shares of Common Stock at the first closing and we issued an aggregate of 6,024,124 shares of Common Stock at the second closing. The Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and have an exercise price of $0.31 per share.

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

Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

The Intrexon Debt Financing and Oral Mucositis ECC Amendment

The Intrexon Note matures in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note will be used to fund our AG013 research and clinical trials. In addition to, and as part of the Intrexon Note, we and Intrexon agreed to amend the first milestone payment on the Oral Mucositis ECC from a $2,000,000 million payment upon first dosing of a patient to a $3,000,000 million payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the Phase 2 clinical trial. Simultaneously with the amendment to the Oral Mucositis ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Intrexon reflecting the milestone amendment.

Operational Changes

As we transform to a clinical stage company, the allocation of our limited capital resources and the effective use of available cash remains a primary focus of management. In connection therewith, we undertook a force reduction during the quarter consisting of eight lab employees supporting aspects of our lantibiotic program. Our two lead senior scientists continue work on our lantibiotic candidates as we seek to employ external vendors dedicated to progressing the clinical development of our lantibiotic candidates. The leadership and oversight of our lantibiotic program is expected to continue under our Senior Vice President of Discovery Research, Dr. Martin Handfield.

Amendment to our Option Plan

At our annual meeting on May 4, 2017, our shareholders approved an amendment to our Equity Incentive Plan to increase the shares available for awards thereunder by 1,500,000 shares.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations as well as to the commercialization of our previously owned consumer probiotic products. We have generated limited revenues from grants and from our discontinued consumer product business through June 30, 2016, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Our net revenues were $464,048 and $1,175,841, for the years ended December 31, 2016 and 2015, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result, we will no longer generate revenue from sales of consumer probiotic products.

As of June 30, 2017, we had an accumulated deficit of $97,872,834 and we have yet to achieve profitability. We incurred net losses of $3,203,562 and $2,375,500 for the six months ended June 30, 2017 and 2016, respectively, and $7,013,304 and $11,711,333 for the years ended December 31, 2016 and 2015, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

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

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation, stock-based compensation and research expenses we incur associated with our ECC agreements with Intrexon. Nonclinical research and development costs consist of our research activities, nonclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreements with Intrexon. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $1,727,872 and $2,017,497 for the six months ended June 30, 2017 and 2016, respectively.

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

We anticipate that our general and administrative expenses will remain relatively flat from period to period as we manage our available capital. Subject to available capital our general and administrative expenses may increase for, among others, the following reasons:

•	support of our research and development activities, which, we expect to expand as we continue the development of our product candidates;

•	efforts we undertake from, time to time, to raise additional capital; and

•	increased payroll, and stock based compensation, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Research and Development. Research and development expenses were $605,411 for the three months ended June 30, 2017 compared to $792,697 for the three months ended June 30, 2016, a decrease of $187,286. This decrease was primarily due to decreases in costs associated with work under our ECC’s, salaries, payroll taxes, insurance, and supplies/equipment of $234,081, $66,852, $9,114, $5,255, and $3,081 respectively. This decrease was partially offset by an increase in stock based compensation costs of $135,327.

General and Administrative. General and administrative expenses were $791,348 for the three months ended June 30, 2017 compared to $940,585 for the three months ended June 30, 2016, a decrease of $149,237 or 15.9%. This decrease was primarily due to decreases in legal costs, board stock based compensation, employee benefits, board fees, accounting fees, and rent and utilities costs of $87,187, $64,728, $27,113, $23,719, $16,625, and $7,673 respectively which were partially offset by increases in salary costs, stock based compensation, and filing fee costs of $52,098, $14,385, and $11,602 respectively.

Other Income (Expense). Other income (expense), net was $175,772 for the three months ended June 30, 2017 compared to $(280) for the three months ended June 30, 2016, resulting in a net change of $176,052. The net change was primarily attributable to an increase in interest expense of $56,980 due to increased levels of borrowing in 2017 and changes in the fair value of derivative liabilities of $231,644.

Discontinued Operations. Net (Loss) Profit from discontinued operations was $121 for the three months ended June 30, 2017 compared to $(32,797) for the three months ended June 30, 2016, resulting in a net change of $(32,918). The net change was primarily attributable to decreases in net revenues and cost of sales of $190,796 and $62,319 respectively and decreases salary and salary related costs, patents, bank fees, selling expenses, consulting, advertising and promotion, bad debts, and supplies and equipment costs of $84,341, $19,871, $14,376, $11,628, $9,802, $7,300, $5,605, and $5,365 respectively.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Research and Development. Research and development expenses were $1,727,872 for the six months ended June 30, 2017 compared to $2,017,497 for the six months ended June 30, 2016, a decrease of $289,625. This decrease was primarily due to decreases in costs associated with work under our ECC’s and patent costs $310,136 and $19,531 respectively. This decrease was partially offset by an increase in salary and salary related costs of $40,216.

General and Administrative. General and administrative expenses were $1,656,543 for the six months ended June 30, 2017 compared to $1,790,430 for the six months ended June 30, 2016, a decrease of $133,887 or 7.5%. This decrease was primarily due to decreases in legal costs, board stock based compensation, board fees, and rent and utilities, and filing fee costs of $147,777, $96,725, $61,874, $16,486, and $10,083 respectively which were partially offset by increases in salary and salary related costs, and consulting costs of $180,141 and $16,676 respectively.

Other Income (Expense). Other income (expense), net was $180,853 for the six months ended June 30, 2017 compared to $367 for the six months ended June 30, 2016, resulting in a net change of $180,486. The net change was primarily attributable to an increase in interest expense of $57,010 due to increased levels of borrowing in 2017 and changes in the fair value of derivative liabilities of $231,644.

Discontinued Operations. Net (Loss) Profit from discontinued operations was $-0- for the six months ended June 30, 2017 compared to $(21,684) for the six months ended June 30, 2016, resulting in a net change of $(21,684). The net change was primarily attributable to decreases in net revenues and cost of sales of $453,054 and $152,273 respectively and decreases salary and salary related costs, patents, advertising and promotion, selling expenses, bank fees, and consulting costs of $162,429, $36,476, $36,030, $27,422, $23,083, and $14,550 respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2017 and 2016, our operating activities used cash of $3,665,508 and $3,539,837, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $3,442,175 and $2,878,261 at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, our investing activities provided cash of $-0- and $1,250,000, respectively.

During the six months ended June 30, 2017 and 2016, our financing activities provided cash of $1,673,816 and $2,562,177, respectively. The cash provided by financing activities during the six months ended June 30, 2017 and 2016 was primarily due to the sales of our common and convertible preferred stock with warrants, and the receipt of proceeds under a note payable to shareholder.

Financings

Additional details of our financing activities for the periods reflected in this report are provided below:

The Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock is convertible into twelve million shares of our Common Stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, we issued warrants to purchase an aggregate of 4,621,037 shares of Common Stock at the first closing and we issued an aggregate of 6,024,124 shares of Common Stock at the second closing. The Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and have an exercise price of $0.31 per share.

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

Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

The May 2017 Intrexon Debt Financing and ECC Amendment

On May 10, 2017, concurrently with the above referenced Preferred Stock Financing, we entered into Note Purchase Agreement with Intrexon pursuant to which the Company issued a $2,4000,000 unsecured non-convertible promissory note to Intrexon (the “Intrexon Note”) and amended the first milestone in our Oral Mucositis exclusive channel collaboration agreement (the “Oral Mucositis ECC”) with Intrexon.

The Intrexon Note matures in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note will be used to fund our AG013 research and clinical trials. In addition to, and as part of the Intrexon note, we amended the first milestone payment on the Oral Mucositis ECC from a $2,000,000 payment upon first dosing of a patient to a $3,000,000 payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the Phase 2 clinical trial. Simultaneously with the amendment to the Oral Mucositis ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Intrexon reflecting the milestone amendment.

The June 2016 Private Placement

On June 30, 2016, we closed on a private placement of 9,045,679 shares of our common stock to three accredited investors. The investors in the private placement included some of our current shareholders, the Koski Family Limited Partnership (“KFLP”), Intrexon Corporation, as well as our Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2 million was payable under a note payable by the KFLP which was due on or before September 30, 2016. The note accrued interest at 3% per annum. The purchase price per share of the common stock sold in the private placement was $0.5159, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE MKT, on June 29, 2016 as required by NYSE listing standards. We will use the net proceeds, after payment of offering expenses, for the funding of research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes.

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

On July 24, 2016, the Company entered into a short-term note payable for $111,730 bearing interest at 4.89% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2016 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 21, 2017.

On July 24, 2017, the Company entered into a short-term note payable for $104,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and are made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2018.

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

We believe our current available cash and cash equivalents together with the recently completed second closing of the Preferred Stock financing will allow us to fund our operating plan as currently structured through December 2017. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical trial and clinical testing and, research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of equity or debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Intrexon;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our ECC agreements and licensing arrangements and to meet the payment obligations we may have thereunder;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2017.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued guidance on Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. This guidance has not had a material impact on the results of operations, financial position or disclosures.

There are no other accounting pronouncements issued or effective during the three or six months ended June 30, 2017 that have had, or are expected to have, an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $3.2 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively, and approximately $7.0 million and $11.7 million for the years ended December 31, 2016, and 2015, respectively. As of June 30, 2017 our accumulated deficit was approximately $97.9 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of June 30, 2017, together with the recently completed second closing of the Preferred Stock financing will be sufficient to fund our operations as presently structured through December 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

•	continue to conduct our Phase 2 clinical trial on our AG013 product candidate;

•	expand our clinical laboratory operations;

•	fund our clinical activities;

•	expand our research and development activities;

•	acquire or license products or technologies; and

•	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to develop our current and future product candidates;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

•	competing technological and market developments;

•	our interaction and relationship with the FDA, or other, regulatory agencies; and

•	changes in regulatory policies or laws that affect our operations.

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

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, which could in turn, impact our ability to maintain our existing license agreements.

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

On May 10, 2017 we issued a $2,400,000 unsecured promissory note to Intrexon Corporation. The note matures in 24 months. We will need to obtain additional financing in order to meet our repayment obligations and there can be no assurance that financing will be available in amounts or on terms commercially acceptable to us, if at all.

Risks Related to Our Common Stock

All of our debt obligations and our Series A preferred stock will have priority over our common stock with respect to payment in the event of a liquidation, dissolution or winding up.

On May 10, 2017 we issued a $2,400,000 unsecured promissory note to Intrexon Corporation and issued 5,209,169 shares of Series A preferred stock to three accredited investors. On July 25, 2017 we sold an additional 6,790,831 shares of Series A preferred stock. In any liquidation, dissolution or winding up, our common stock would rank below all debt claims against us and all of our outstanding shares of Series A preferred stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation or dissolution until after our obligations to our debt holders and holders of Series A preferred stock have been satisfied.

As our warrant holders exercise their warrants into shares of our Common Stock, our shareholders will be diluted.

On May 10, 2017 we issued Common Stock Purchase Warrants to purchase 4,621,037 shares of common stock and on July 25, 2017 we issued an additional 6,024,124 Common Stock Purchase Warrants in connection with the sale of Series A preferred stock. The exercise of some or all of our Common Stock Purchase Warrants results in issuance of common shares that dilute the ownership interests of existing shareholders. Any sales of the Common Stock issuable upon exercise of the warrants could adversely affect prevailing market prices of our Common Stock and the potential for such downward pressure on the price of our Common Stock may encourage short selling of our Common Stock.

Under certain circumstances we may be required to settle the value of the Common Stock Purchase Warrants in cash.

If, at any time while the Common Stock Purchase Warrants are outstanding, we enter into a “Change of Control” (as defined in the Common Stock Purchase Warrants), which includes, but is not limited to, a merger or sale of substantially all of our assets, then each holder of outstanding Common Stock Purchase Warrants at any time prior to the consummation of the Change of Control, may elect and require us to purchase the Common Stock Purchase Warrants held by such person immediately prior to the consummation of such Change of Control by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such holder’s Common Stock Purchase Warrants.

We will not be able to regain compliance with the NYSE MKT’s continued listing standards solely as a result of our recent sale of Series A preferred stock as we will need to raise additional financing to do so and such financing may cause further dilution to our shareholders.

The amount raised in our May 10, 2017 sale of Series A preferred stock along with the Intrexon Note will not increase our stockholders’ equity to the amount required to regain compliance with the NYSE MKT’s continued listing standards and we will need to continue to raise additional capital through additional financings. Additionally our future indebtedness to Intrexon will cause our stockholders’ equity to decrease from the level it would be without such indebtedness. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our shareholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to shareholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our shareholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported on Form 8-K filed on May 11, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2017.

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