Form 10-Q
period 2017-09-30
ORAGENICS INC
filed 2017-10-31
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

As of October 31, 2017, there were 49,274,219 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,923,454	$4,080,618
Restricted cash	1,408,115	—
Prepaid expenses and other current assets	769,629	141,086

Total current assets	5,101,198	4,221,704
Property and equipment, net	34,120	87,462

Total assets	$5,135,318	$4,309,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,594,245	$1,277,066
Short-term notes payable	128,070	66,377

Total current liabilities	1,722,315	1,343,443

Long-term liabilities:
Note payable to shareholder	2,400,000	—

Total long-term liabilities	2,400,000	—

Shareholders’ equity:
Preferred stock, no par value; 20,000,000 shares authorized; 12,000,000 and -0- Series A shares issued and outstanding at September 30, 2017 and December 31, 2016	1,245,508	—
Common stock, $0.001 par value; 250,000,000 shares authorized 49,274,219 and 49,114,219 shares issued and outstanding at September 30, 2017 and December 31, 2016	49,274	49,114
Stock subscription receivable	—	(30,563)
Additional paid-in capital	99,658,285	97,616,444
Accumulated deficit	(99,940,064)	(94,669,272)

Total shareholders’ equity	1,013,003	2,965,723

Total liabilities and shareholders’ equity	$5,135,318	$4,309,166

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$996,477	$924,800	$2,724,349	$2,978,775
General and administrative	925,043	1,101,870	2,581,586	2,855,822

Total operating expenses	1,921,520	2,026,670	5,305,935	5,834,597

Loss from continuing operations	(1,921,520)	(2,026,670)	(5,305,935)	(5,834,597)

Other income (expense):
Interest income	3,004	18,526	6,771	22,554
Interest expense	(105,894)	(1,291)	(164,560)	(2,947)
Change in value of derivative liability	(42,918)	—	188,726	—
Local business tax	(588)	(1,200)	(2,988)	(3,578)
Other income	686	5,062	7,194	5,435

Total other income (expense), net	(145,710)	21,097	35,143	21,464

Loss from continuing operations before income taxes	(2,067,230)	(2,005,573)	(5,270,792)	(5,813,133)

Income tax benefit	—	—	—	—

Net loss from continuing operations	$(2,067,230)	$(2,005,573)	$(5,270,792)	$(5,813,133)

Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.04)	$(0.11)	$(0.13)

Shares used to compute basic and diluted net loss per share from continuing operations	49,274,219	49,114,219	49,246,673	43,078,989

Discontinued operations
Profit from operations of discontinued component	—	42,566	—	20,882
Gain on sale of discontinued operations	—	—	—	1,453,744
Income tax benefit	—	—	—	—

Profit from discontinued operations	—	42,566	—	1,474,626

Basic and diluted net profit per share from discontinued operations	$—	$—	$—	$0.03

Shares used to compute basic and diluted net loss per share from discontinued operations	49,274,219	49,114,219	49,246,673	43,078,989

Net Loss	$(2,067,230)	$(1,963,007)	$(5,270,792)	$(4,338,507)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.11)	$(0.10)

Shares used to compute basic and diluted net loss per share	49,274,219	49,114,219	49,246,673	43,078,989

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,270,792)	$(4,338,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology access fee paid in convertible note payable to shareholder	—	3,126
Depreciation and amortization	53,342	55,402
Stock issued as compensation to non-employee directors	114,576	84,000
Stock-based compensation expense	307,630	384,992
Warrant issued in exchange for services	118,237	—
Gain on sale of discontinued operations	—	(1,453,744)
Decrease in fair value of derivative liability	(188,726)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(456,496)	198,557
Accounts payable and accrued expenses	317,179	(44,850)

Net cash used in operating activities	(5,005,050)	(5,111,024)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	2,198
Purchase of property and equipment	—	(27,179)
Proceeds from payment of note receivable	—	450,000
Proceeds from sale of discontinued operations	—	1,250,000

Net cash provided by investing activities	—	1,675,019

Cash flows from financing activities:
Payments on short-term notes payable	(110,354)	(112,770)
Net proceeds from issuance of convertible preferred stock and warrants	2,935,792	—
Net proceeds from issuance of common stock	—	2,640,146
Proceeds from issuance of note payable to shareholder	2,400,000	—
Proceeds from payment of stock subscription receivable	30,563	984,666
Restricted cash receipts, net	(1,408,115)	—

Net cash provided by financing activities	3,847,886	3,512,042

Net increase (decrease) in cash and cash equivalents	(1,157,164)	76,037
Operating cash flows from discontinued operations	—	(42,761)
Cash and cash equivalents at beginning of period	4,080,618	5,083,355

Cash and cash equivalents at end of period	$2,923,454	$5,116,631

Supplemental disclosure of cash flow information:
Interest paid	$3,040	$2,769

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$172,047	$161,125

Short-term note receivable from stockholder in exchange for the issuance of common stock	$—	$(2,000,000)

Par value of restricted shares issued	$160	$230

Par value of restricted shares forfeited	$—	$(20)

Fair market value of 483,870 warrants issued for financial advisory services	$118,237	$—

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2017 and December 31, 2016 (audited) and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company sold its consumer probiotics business in 2016 and, as a result, has generated $-0- revenues, incurred a net loss of $5,270,292, and used cash of $5,005,050 in its operating activities during the nine months ended September 30, 2017. As of September 30, 2017, the Company had an accumulated deficit of $99,940,064.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2017, will be sufficient to meet the business objectives, as presently structured, through December of 2017. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

There are no other accounting pronouncements issued or effective during the three or nine months ended September 30, 2017 that have had, or are expected to have, an impact on our financial statements.

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

Warrants

The Company used the Black Scholes Option Pricing Model in calculating the fair value of any warrants that have been issued.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2017, the uninsured portion of this balance was $4,081,569. As of December 31, 2016, the uninsured portion of this balance was $3,830,618.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and development	$(15,593)	$3,697	$(3,336)	$(92,354)
General and administrative	143,033	243,315	425,542	582,664
Discontinued operations	—	(21,585)	—	(21,318)

Total Stock based compensation	$127,440	$225,427	$422,206	$468,992

At our annual meeting on May 4, 2017, our shareholders approved an amendment to our 2012 Equity Incentive Plan to increase the shares available for awards thereunder by 1,500,000 shares.

The Company granted -0- and 1,056,000 stock options, with a weighted-average grant date fair value of -0- and $0.37 per share, during the three and nine months ended September 30, 2017, respectively. The Company granted -0- and 700,000 stock options, with a weighted-average grant date fair value of -0- and $0.72 per share, during the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2017, 386,666 stock options previously granted have vested and 71,200 stock options were forfeited and no stock options were exercised.

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

5. Warrants

In connection with the Preferred Stock financing (See Note 11), the Company has issued warrants to purchase 10,645,161 shares of the Company’s Common stock. The warrants have a term of seven years from the date of issuance and are non-exercisable until six months after issuance, and have an exercise price of $0.31 per share. In addition, the Company issued a warrant to purchase 483,870 shares of the Company’s Common stock pursuant to the terms of a financial advisory services agreement. The warrant has a term of five years from the date of issuance and is non-exercisable until six months after issuance, and has an exercise price of $0.31 per share. A summary of warrant activity for the year ended December 31, 2016 and the nine months ended September 30, 2017 is as follows:

		Weighted
		Average
	Warrants	Price
Balance – December 31, 2015	175,584	$1.50
Granted	—	—
Exercised	—	—
Expired	—	—

Balance – December 31, 2016	175,584	1.50
Granted	11,129,031	0.31
Exercised	—	—
Expired	(175,584)	1.50

Balance – September 30, 2017	11,129,031	$0.31

The warrants outstanding as of September 30, 2017 are as follows:

Exercise Price	Warrants Outstanding	Expiration Dates
$ 0.31	4,621,037	5/10/24
$ 0.31	6,024,124	7/25/24
$ 0.31	483,870	9/19/22

	11,129,031

6. Short-Term Notes Payable

As of September 30, 2017 and December 31, 2016, the Company had $128,070 and $66,377, respectively, in short-term notes payable for the financing of various insurance policies.

On March 1, 2016, the Company entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and were made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 4, 2017.

On March 10, 2017, the Company entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and are made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2018.

On July 24, 2016, the Company entered into a short-term note payable for $111,730 bearing interest at 4.89% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2016 and were made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 21, 2017.

On July 21, 2017, the Company entered into a short-term note payable for $140,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and are made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2018.

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of September 30, 2017.

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2017.

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

None of the Oral Mucositis ECC milestones had been achieved as of September 30, 2017.

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

During the three and nine months ended September 30, 2017, we paid $-0- and $524,620 respectively; and during the three and nine months ended September 30, 2016 we paid $253,646 and $1,187,021 respectively, to Intrexon under the Oral Mucositis and Lantibiotic ECC agreements (See Note 8). Included in accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 was $894,922 and $524,620, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements and accrued interest relating to unpaid invoices and the unsecured non-convertible promissory note. As of September 30, 2017 and 2016 Intrexon beneficially owned approximately 31.4% and 31.5% of our outstanding common stock.

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

10. Common Stock

On February 9, 2017, in connection with and in furtherance of the non-employee director compensation program (See Note 4), the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan of which a total of 30,000 restricted shares vested on September 30, 2017 for each non-employee director and the remainder will vest at the end of each calendar quarter in 2017 provided the recipient remains a director through the vesting date. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. At September 30, 2017, the Company has $8,624 in unrecognized compensation expense relating to these awards that will be recognized through the remainder of 2017.

11. Convertible Preferred Stock

On May 10, 2017 the Company entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Preferred Stock Financing”). The sale of the preferred stock took place in two separate closings. At the first closing which occurred on May 10, 2017, the Company received gross proceeds of approximately $1.302 million. At the second closing, which occurred on July 25, 2017, the Company received $1.698 million. The full $3,000,000 of preferred stock is convertible into twelve million shares of the Company’s common stock, based on a fixed conversion price of $0.25 per share on an as-converted basis. In addition, the Company issued warrants to purchase an aggregate of 4,621,037 shares of common stock at the first closing and an aggregate of 6,024,124 shares of common stock at the second closing. The warrants have a term of seven years from the date of issuance, are non-exercisable until 6 months after issuance, and have an exercise price of $0.31 per share.

On July 27, 2017, the Company entered into an agreement to amend the warrants issued in connection with the Preferred Stock Financing to provide notification and objection requirements with respect to the change of control provisions. The change of control provisions in the warrants had previously caused the warrants to be treated as a derivative liability as opposed to being treated as equity on the Company’s balance sheet. The warrants have been replaced by amended and restated warrants containing such notification and objection requirements (the “Amended and Restated Common Stock Purchase Warrants”) so that the Amended and Restated Common Stock Purchase Warrants are now treated as equity on the Company’s balance sheet. All other terms of the original warrants remain unchanged by the Amended and Restated Common Stock Purchase Warrants.

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

In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and plan to initiate a Phase 2 study with AG013 in the United States and Europe in 2017. We previously announced that the first patient has been dosed in its Phase 2 clinical trial of AG013 for the treatment of oral mucositis (OM). The Phase 2 clinical trial of AG013 is a double-blind, placebo-controlled study that will be conducted at approximately 30 sites across the United States and Europe, and is expected to enroll up to 200 patients. The purpose of the study is to evaluate the efficacy, safety and tolerability of administered AG013 compared to placebo for reducing OM in patients undergoing chemo-radiation for the treatment of head and neck cancer, as measured by the duration, time to development, and overall incidence of OM. Presently, the Phase 2 clinical study is enrolling patients in the United States.

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

Recent Developments

The Preferred Stock Financing –Second Closing

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

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations as well as to the commercialization of our previously owned consumer probiotic products. We have generated limited revenues from grants and from our discontinued consumer product business through June 30, 2016, and have principally funded our operations through the sale of debt and equity securities, issued in connection with these financing transactions. Our net revenues were $464,048 and $1,175,841, for the years ended December 31, 2016 and 2015, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result, we will no longer generate revenue from sales of consumer probiotic products.

As of September 30, 2017, we had an accumulated deficit of $99,940,064 and we have yet to achieve profitability. We incurred net losses of $5,270,792 and $4,338,507 for the nine months ended September 30, 2017 and 2016, respectively, and $7,013,304 and $11,711,333 for the years ended December 31, 2016 and 2015, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. There can be no assurance that additional capital will be available to us on acceptable terms, if at all.

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

Our research and development expenses were $2,724,349 and $2,978,775 for the nine months ended September 30, 2017 and 2016, respectively.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Research and Development. Research and development expenses were $996,477 for the three months ended September 30, 2017 compared to $924,800 for the three months ended September 30, 2016, an increase of $71,677. This increase was primarily due to increases in costs associated with work under our Oral Mucositis ECC and patent costs of $391,822 and $37,321 respectively. This increase was partially offset by decreases costs associated with salary and salary related costs, work under our Lantibiotic ECC, insurance, travel and entertainment, repairs and maintenance, and postage and delivery of $191,355, $154,322, $5,047, $3,405, $1,687, and $1,403 respectively.

General and Administrative. General and administrative expenses were $925,043 for the three months ended September 30, 2017 compared to $1,101,870 for the three months ended September 30, 2016, a decrease of $176,827 or 16.0%. This decrease was primarily due to decreases in costs associated with stock based compensation costs, salary and salary related costs, patents, filing fees, travel and entertainment, legal costs, board fees, supplies and equipment, and outside accountant costs of $92,240, $89,543, $36,476, $31,354, $28,926, $22,661, $15,750, $11,866, and $9,824 respectively which was partially offset by an increase in consulting costs of $166,669.

Other Income (Expense). Other income (expense), net was $(145,710) for the three months ended September 30, 2017 compared to $21,097 for the three months ended September 30, 2016, resulting in a net change of $166,807. The net change was primarily attributable to an increase in interest expense of $104,603 due to increased levels of borrowing in 2017, changes in the fair value of derivative liabilities of $42,918, and a decrease in interest income of $15,522.

Discontinued Operations. Net Profit from discontinued operations was $-0- for the three months ended September 30, 2017 compared to $42,566 for the three months ended September 30, 2016, resulting in a net change of $(42,566). The net change was primarily attributable to decreases in salary and salary related costs of $42,493.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Research and Development. Research and development expenses were $2,724,349 for the nine months ended September 30, 2017 compared to $2,978,775 for the nine months ended September 30, 2016, a decrease of $254,426. This decrease was primarily due to decreases in costs associated with work under our Lantibiotic ECC, salary and salary related costs, patents, and insurance of $822,521, $151,139, $18,686, and $10,302 respectively. This decrease was partially offset by an increase in costs associated with work under our Oral Mucositis ECC of $749,885.

General and Administrative. General and administrative expenses were $2,581,586 for the nine months ended September 30, 2017 compared to $2,855,822 for the nine months ended September 30, 2016, a decrease of $274,236 or 9.6%. This decrease was primarily due to decreases in costs associated with stock based compensation costs, legal, board fees, filing fees, rent and utilities, outside accountants, travel and entertainment, and supplies and equipment costs of $188,965, $170,438, $77,624, $41,438, $20,596, $19,175, $17,413, and $15,084 respectively which were partially offset by increases in consulting costs and salary and salary related costs, of $183,345 and $90,600 respectively.

Other Income (Expense). Other income, net was $35,143 for the nine months ended September 30, 2017 compared to $21,464 for the nine months ended September 30, 2016, resulting in a net change of $13,679. The net change was primarily attributable to increases in the fair value of derivative liabilities of $188,726, interest expense of $161,613 due to increased levels of borrowing in 2017 and a decrease in interest income of $15,783.

Discontinued Operations. Net Profit from discontinued operations was $-0- for the nine months ended September 30, 2017 compared to $1,474,626 for the nine months ended September 30, 2016, resulting in a net change of $1,474,5626. The net change was primarily attributable to decreases in the gain on sale of discontinued operations of $1,453,744. There was no such gain recorded during the nine months ended September 30, 2017.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities and warrants in private placements, debt financing, public offerings, and grants. During the nine months ended September 30, 2017 and 2016, our operating activities used cash of $5,005,050 and $5,111,024, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $3,378,883 and $2,878,261 at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, our investing activities provided cash of $-0- and $1,675,019, respectively.

During the nine months ended September 30, 2017 and 2016, our financing activities provided cash of $3,847,886 and $3,512,042, respectively. The cash provided by financing activities during the nine months ended September 30, 2017 and 2016 was primarily due to the sales of our common and convertible preferred stock with warrants, and the receipt of proceeds under a note payable to shareholder.

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

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance. On March 1, 2016, the Company entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and were made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 4, 2017.

On March 10, 2017, the Company entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and such payments are to be made evenly based on a straight line amortization over a 10-month period with the final payment due on January 10, 2018.

On July 24, 2016, the Company entered into a short-term note payable for $111,730 bearing interest at 4.89% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2016 and were made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 21, 2017.

On July 24, 2017, the Company entered into a short-term note payable for $104,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and such payments are to be made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2018.

Future Capital Requirements

Our capital requirements for the remainder of 2017 and thereafter will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial additional funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

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

Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2017.

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

There are no other accounting pronouncements issued or effective during the three or nine months ended September 30, 2017 that have had, or are expected to have, an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $5.3 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively, and approximately $7.0 million and $11.7 million for the years ended December 31, 2016, and 2015, respectively. As of September 30, 2017 our accumulated deficit was approximately $99.9 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of September 30, 2017, together with the recently completed second closing of the Preferred Stock financing will be sufficient to fund our operations as presently structured through December 2017. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

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

If our common stock is delisted for failure to regain compliance with the NYSE MKT’s continued listing standards, it could have negative consequences including reduced trading liquidity, lower share prices, impairment of our ability to raise needed additional capital and other consequences.

The listing of our common stock on the NYSE MKT is contingent on our compliance with the NYSE MKT’s continued listing standards. On May 10, 2015, we were notified by the NYSE MKT that we were no longer in compliance with the NYSE MKT continued listing standards because our last reported stockholders’ equity was below continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2015, we had stockholders’ equity of $4.7 million. We were required to submit a plan to the NYSE MKT by June 10, 2016 advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2017. We submitted a plan by the June 10, 2016 deadline and were notified that NYSE Regulation has accepted the Company’s plan to regain compliance with the NYSE MKT exchange’s continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) by November 10, 2017, subject to periodic review by the NYSE MKT for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by November 10, 2017, or if it does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate. There can be no assurance that we will be able to timely regain compliance with the NYSE MKT’s continued listing standards or otherwise successfully appeal any determination by the NYSE MKT to delist our common stock for failure to comply with the NYSE MKT’s continued listing standards.

If our common stock is delisted from the NYSE MKT, it will trade in the over-the-counter market and there could be negative consequences including reduced trading liquidity of our common stock, lower demand and market price for our common stock, adverse publicity and a reduced interest in the Company from investor and analysts. Such delisting from the NYSE MKT could also greatly impair our ability to raise additional necessary capital, significantly increase the ownership dilution to shareholders caused by our issuing additional equity and impair our ability to attract and retain employees by means of equity compensation. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to shareholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our shareholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-32188	3.1	5/11/17

4.1	Form of Common Stock Purchase Warrant	8-K	001-32188	4.1	5/11/17

4.2	Promissory Note dated May 10, 2017	8-K	001-32188	4.2	5/11/17

9.1	Form of Voting Agreement	8-K	001-32188	9.1	5/11/17

10.1	Securities Purchase Agreement by and between Oragenics, Inc. and the Purchasers dated May 10, 2017	8-K	001-32188	10.1	5/11/17

10.2	Form of Registration Rights Agreement	8-K	001-32188	10.2	5/11/17

10.3	Note Purchase Agreement by and between Oragenics, Inc. and Intrexon Corporation dated May 10, 2017	8-K	001-32188	10.3	5/11/17

10.4	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015*	8-K	001-32188	10.1	6/11/15

10.5	Exclusive Channel Collaboration Agreement Amendment by and between Oragenics, Inc. and Intrexon Corporation dated as of May 10, 2017	8-K	001-32188	10.4	5/11/17

10.6	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015*	8-K	001-32188	10.2	6/11/15

10.7	Stock Issuance Agreement Amendment by and between Oragenics, Inc. and Intrexon Corporation dated as of May 10, 2017	8-K	001-32188	10.5	5/11/17

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of October, 2017.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer