Form 10-K
period 2017-12-31
ORAGENICS INC
filed 2018-02-16
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4902 Eisenhower Blvd., Suite 125 Tampa, FL	33634
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Issuer’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value per share	NYSE AMERICAN

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, was approximately $5,473,726 computed based upon a last sales price of $3.70 as reported by the NYSE American as of June 30, 2017.

As of February 9, 2018, there were 4,928,335 shares of the registrant’s Common Stock outstanding.

Note Regarding Reverse Stock Splits

Effective January 19, 2018, we filed an amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a reverse split of our authorized and outstanding common stock at a ratio of one for ten. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

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

OM results in a painful inflammation and mucosal ulceration in the lining of the oral cavity, throat and esophagus and is one of the most commonly reported adverse events associated with cancer chemotherapy. Approximately 770,000 patients annually in the US are at an increased risk of developing OM according to cancer statistics provided by the Center for Disease Control (CDC) in 2017. OM has a negative effect on patient well-being and if severe, negatively affects adherence to a patient’s cancer treatment regimen. At present, we are not aware of any drug that is approved to prevent the condition broadly and current therapies are primarily palliative in nature, only addressing symptom relief but not treating the underlying causes of the condition.

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

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The study will be a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation over 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints will also be evaluated.

In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we will expand the trial into Europe in 2018. We have announced that the first patient has been dosed in the Phase 2 clinical trial of AG013 for the treatment of OM. The Phase 2 clinical trial of AG013 is a double-blind, placebo-controlled study that will be conducted at approximately 45 clinical sites across the United States and Europe, and is expected to enroll up to 200 patients. The purpose of the study is to evaluate the efficacy, safety and tolerability and pharmacokinetics of orally administered AG013 compared to placebo for reducing OM in patients undergoing chemo-radiation for the treatment of head and neck cancer, as measured by the duration, time to development, and overall incidence of OM. Presently, the Phase 2 clinical study is enrolling patients in the United States.

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

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

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

In our pre-clinical studies to support a potential IND filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. An animal study specifically evaluated homolog efficacy in relation to survival, measurable amounts of Clostridium difficile (“C. diff”) colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, OG253 achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

We selected a lead candidate, OG253, and we had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. While we were able to raise additional capital during the year ended December 31, 2017, we currently expect the IND for a first-in-human clinical study of OG716 by year end 2018 as we continue to seek additional capital to advance the program.

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

Recent Developments

Completed Capital Raise. On November 8, 2017, the Company completed a private placement of $3.3 million of Series B Non-Voting, Convertible Preferred Stock (the “Series B Preferred Stock”), including the issuance of warrants to acquire 1,064,518 shares of common stock, pursuant to a Securities Purchase Agreement with four existing shareholders who are accredited investors including, the Koski Family Limited Partnership, an entity affiliated with a director of the Company, (the “Series B Preferred Stock Financing”).

Completed Debt Conversion. On November 8, 2017, concurrently with the Series B Preferred Stock Financing, the Company also entered into a Debt Conversion Agreement (the “Intrexon Debt Conversion Agreement”) with Intrexon Corporation (“Intrexon”) pursuant to which Intrexon exchanged the $2.4 million unsecured, non-convertible, promissory note previously issued by the Company to Intrexon (the “Intrexon Note”), the accrued interest on the Intrexon Note and trade payables owed by the Company to

Intrexon (collectively the “Debt”) in the aggregate amount of approximately $3.4 million for equity in the form of shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) issued by the Company to Intrexon. Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year and pro-rata for partial years. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 the Series C Preferred was outstanding. The Initial Rate shall be subject to increase to twenty percent (20%) automatically, after May 10, 2019, if the Series C Preferred Stock is not earlier redeemed by us.

Amended our Exclusive Channel Collaboration Agreements with Intrexon. In connection with the Series B Preferred Stock Financing and the Intrexon Debt Conversion Agreement, on November 8, 2017, we amended (i) our Lantibiotic ECC and the Lantibiotic Stock Issuance Agreement (together the “Lantibiotic Program”) and (ii) our Oral Mucositis ECC and Oral Mucositis Stock Issuance Agreement (together the “Oral Mucositis Program”).

•	The Lantibiotic Program was revised as follows:

•	Consolidated all historical, and yet to be achieved, research and development milestones into a single milestone payment of $25 million to Intrexon, payable within 6 months of first regulatory approval of a NDA or BLA and provides for a payment of $5.0 million to Intrexon within 6 months of regulatory approval of any subsequent supplemental NDA resulting in an expanded new indication or NDA of a subsequent lantibiotic from the lantibiotic library;

•	Reduced the royalty rate from 25% of Product Profit to 10% of Net Sales;

•	Reduced the sublicense revenue percentage from 50% to 25%;

•	Revised the form of milestone payments from being share based or cash at our election to only cash; and

•	Committed that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was expended for the advancement of the Lantibiotic Program.

•	The Oral Mucositis Program was revised as follows:

•	Consolidated all historical, and yet to be achieved, research and development milestones into a single milestone payment to Intrexon of $27.5 million payable within 6 months of first regulatory approval of a NDA or a BLA and provides for a payment of $5.0 million to Intrexon within 6 months of regulatory approval of any subsequent supplemental NDA resulting in an expanded new indication or NDA of a subsequent AG013 product;

•	Reduced the sublicense revenue percentage from 50% to 25%.

•	Revised the definition of “Field” in the Oral Mucositis ECC to reflect and clarify that Oragenics has the worldwide exclusive rights to the treatment of Oral Mucositis regardless of its cause.

Received NYSE Notification of Regained Listing Compliance. Following consummation of the Series B Preferred Stock Financing and Debt Conversion, on November 10, 2017, we received notification from NYSE American that the Company is back in compliance with all of the NYSE American continued listing standards.

Amended our Articles of Incorporation. On December 29, 2017, we amended our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 250,000,000 shares to 450,000,000 (unadjusted for reverse stock split referenced below). The purpose of the increase in the number of authorized shares of our common stock is to provide flexibility in connection with our future financing efforts.

Consummated a Reverse Stock Split. On January 19, 2018 we effected a one for ten reverse stock split of our authorized and outstanding common stock, by filing Articles of Amendment to our Articles of Incorporation. As a result of the reverse stock split (i) proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants; (ii) proportionate adjustments have been made to the conversion price applicable to outstanding shares of Series A and Series B Convertible Preferred Stock; (iii) the number of shares authorized for future grant under our equity incentive/compensation plans immediately prior to the effective time have been reduced proportionately; and (iv) the number of authorized shares of common stock as recently increased have been reduced from 450,000,000 shares to 45,000,000 shares.

Our Products and Product Candidates

We are currently developing our antibiotic product candidate, OG716, as well as other homolog antibiotic product candidates, researching AG013 in connection with the treatment of Oral Mucositis, and have other product candidates for outlicensing or partnering. We seek to protect our products and product candidates through patents and patent applications. Our products and product candidates are protected by three issued U.S. patents and one filed U.S. patent application, including patents exclusively licensed from the University of Florida Research Foundation, Inc., or UFRF, and patent applications we filed in connection with our exclusive license agreement with Texas A&M University System. We are the exclusive worldwide licensee to the patents for our antibiotic product candidate, MU1140, which is owned by the UFRF. We also have worldwide commercialization rights to each of these product candidates. We co-own the intellectual property for certain homologs of our MU1140 and SMaRT Replacement Therapy product candidates with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property. We have an exclusive, worldwide license from Intrexon to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Intrexon and its wholly owned subsidiary, Actobiotics NV (“Actobiotics”) to use their intellectual property to develop AG013 for the treatment of oral mucositis in patients undergoing treatment for cancer. Effective January 1, 2018, Intrexon assigned its interest in the license agreement to a wholly owned subsidiary, ActoBio Therapeutics, Inc.

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

Our Oral Mucositis (OM) – Product Candidate

On June 9, 2015, we entered into our Oral Mucositis ECC with Intrexon and Actobiotics, a wholly-owned subsidiary of Intrexon, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the ECC, we also entered into a Stock Issuance Agreement (the “SIA”) with Intrexon which provided for the payment of a technology access fee and the potential future issuance by us of our common stock to Intrexon upon the achievement of designated development milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock. The convertible note, including accrued interest, was repaid in December 2015 through the issuance of 338,101 shares of our common stock.

In November of 2017 the Oral Mucositis ECC was amended to: (i) consolidate the development milestone payments into one payment of $27,500,000 being due six months after receiving FDA approval of a New Drug Application; (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue; and (iii) revise the field in which we have exclusive rights to our Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that we have an exclusive right for the treatment of Oral Mucositis in humans regardless of etiology. The November amendment superseded an amendment to the Oral Mucositis ECC in May 2017. Effective January 1, 2018, Intrexon assigned its interest in the Oral Mucositis ECC and related SIA (excluding Intrexon’s standstill obligation) to its wholly owned subsidiary, ActoBio Therapeutics, Inc.

Market Opportunity

In the United States, upwards of 770,000 patients with cancer, including breast, colorectal, non-small cell lung, head & neck, and stem cell cancers will receive cytotoxic chemotherapy and are at increased risk of developing oral mucositis (CDC, 2017). The incidence of oral mucositis in cancer populations varies based on the type of cancer and chemotherapy regimen used to treat the cancer. For example, oral mucositis almost always occurs in patients with head and neck cancer treated with chemotherapy and radiation therapy (greater than 80% incidence of mucositis) and is common in patients undergoing high dose chemotherapy and hematopoietic cell transplantation, where the incidence and severity of oral mucositis depends greatly on the nature of the conditioning regimen used for myeloablation.

According to Global Data, it is estimated the oral mucositis therapeutics market was valued at $813.2 million in 2010. Further, the oral mucositis therapeutics market is expected to grow at a compound annual growth rate (CAGR) of 5.2% from $813.2 million in 2010 to $1,156.0 million in 2017. We believe the growth would be primarily due to the increase in the number of cancer patients, increased rate of chemotherapy usage and increase in awareness among patients about oral mucositis and market introduction of innovative therapies.

Our Solution

To continue research and development through our collaboration with Intrexon and Actobiotics to develop AG013 as an effective treatment for oral mucositis.

Our Strategy

In collaboration with Intrexon, and subject to our ability to raise additional capital to pursue further development of AG013, we expect to further the research and development of AG013 toward the goal of moving AG013 forward in its clinical development.

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

In August of 2016, we received written feedback from the FDA in response to our questions discussed during our Type C meeting prior to initiation of our Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated a Phase 2 study with AG013 in the United States in 2017 with the expectation that we will expand the trial into Europe in 2018. The Phase 2 clinical trial of AG013 is a double-blind, placebo-controlled study that will be conducted at approximately 45 sites across the United States and Europe, and is expected to enroll up to 200 patients. The purpose of the study is to evaluate the efficacy, safety and tolerability of administered AG013 compared to placebo for reducing OM in patients undergoing chemo-radiation for the treatment of head and neck cancer, as measured by the duration, time to development, and overall incidence of OM. Presently, the Phase 2 clinical study is enrolling patients in the United States. On August 31, 2017, we announced that the first patient had been dosed in the Phase 2 clinical trial of AG013 for the treatment of OM. We expect to announce preliminary data on the first twenty patients enrolled in the first half of 2018.

Manufacturing

We use contract manufacturing firms to produce our investigational product candidate AG013 in accordance with “current good manufacturing practices” (cGMP) guidelines outlined by the International Conference of Harmonization (ICH) and FDA.

OG716, Homologs of MU1140 and Other Lantibiotics

In the course of research and development, MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. MU1140 shows antibacterial activity against all Gram positive bacteria against which it has been tested, including those responsible for a variety of healthcare-associated infections, or HAIs.

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon. In November of 2017 we amended the Lantibiotic ECC to: (i) consolidate the development milestone payments into one payment of $25,000,000, being due six months after receiving FDA approval of a New Drug Application, (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue, (iii) reduce the royalty rate from 25% of Product Profit to 10% of Net Sales, (iv) revise the form of milestone payments from being share based or cash at our election to only cash, and (v) commit that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was expended for the advancement of the Lantibiotic Program. Through this collaboration we intend to develop lantibiotics, a novel class of broad spectrum antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans.

We previously selected a lead candidate, OG253, and had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND on OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic, OG716, for treatment of C. diff. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of C. diff spores and toxin levels when compared to a vancomycin positive control. We had our pre-IND meeting with FDA for OG716 during the third quarter of 2017.

Market Opportunity

The most common gram (+) HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the Centers for Disease Control and Prevention, or CDC, HAIs are estimated to occur in approximately 5% of all acute-care hospitalizations. The CDC also estimates that the total direct medical cost to the U.S. healthcare system from HAIs is between $28.4 billion to $45 billion annually. Cubicin, a Gram positive lipopeptide antibiotic which was launched in the US market in November 2003 by the biotechnology company Cubist, had 2012 global sales of $926.4 million. In 2013, Cubist announced the acquisition of two companies Optimer and Trius each of which was for consideration over $800M. In 2015, Cubist was acquired by Merck for a total transaction value of $9.5 billion.

The need for novel antibiotics is increasing as a result of the growing resistance of the targeted pathogens. The CDC has estimated that up to 77% of certain nosocomial pathogenic bacteria are resistant to drugs of last resort (vancomycin-resistant E. faecium and vancomycin, respectively, in this example). HAIs are not exclusively a problem in the United States as the rest of the world has also seen a dramatic rise in HAIs during the last decade. We believe novel antibiotics have become increasingly scarce as major pharmaceutical companies focus more research and development resources on lifestyle drugs and fewer resources on specialty pharmaceuticals such as antibiotics. Between 1983 and 1987, 16 new antibiotics were approved by the FDA. Twenty years later, over an equivalent time period from 2003 to 2007, only five new antibiotics were approved by the FDA, of which only two possessed a novel mechanism of action. Since 2008, there have been no new antibiotics classes approved by FDA.

Lantibiotics such as MU1140 are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered since the first lantibiotic, nisin, was discovered. Lantibiotics are generally known to be potent antibiotic agents; however, attempts to investigate their clinical usefulness have generally met with failure due to the inability to produce sufficient pure amounts of any of these molecules to be able to test them as a therapeutic agent for the treatment of infectious diseases. Standard fermentation methods, such as those used to make a variety of other antibiotics, have historically resulted in the production of only minute amounts of the lantibiotic.

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

Regulatory Status

We have performed nonclinical testing on MU1140 which has demonstrated the molecule’s novel mechanism of action. We began additional nonclinical activities on MU1140 under the Lantibiotic ECC with Intrexon in the second half of 2013 and activities have expanded with new identified homologs as available. These nonclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates, including our lead candidate OG 716 under development for Clostridium difficile associated diarrhea. This work is being done primarily through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. We initially selected a lead candidate, OG253 and had a pre IND meeting with the FDA in

November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic homolog, OG716, for treatment of C. diff. We had a pre-IND meeting with FDA for OG716 during the third quarter of 2017. We expect to continue our research and development activities on OG716 as we move towards the filing of an IND in 2018.

Manufacturing

Through our work with Intrexon, we have been able to produce a significant increase in the fermentation titer of our lead compound OG 716. We continue to improve on the manufacturing through collaborations with fermentation and purification experts and third party CROs, and through the hire of key personnel who will be able to further optimize and scale up the production/purification scheme internally and through 3rd party vendors. The need to examine many new homologs of MU1140 has resulted in the need to reproduce the fermentation and purification steps on each individual homolog candidate being studied. Each homolog requires different optimizations for both the fermentation and purification steps and in some cases requires a new approach. As such, our work on the research and development of new lantibiotic homologs using genetically modified bacteria continues. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of our MU1140 homologs, including our lead compound OG 716 and deliver a step in validating the lantibiotics platform targeting infectious diseases.

We are working with a third party manufacturer to produce additional quantities of designated homologs including our lead compound OG716, based upon the developments achieved from our work with Intrexon and outside contractors. The production of additional quantities of designated homologs including OG716, that are needed for the consummation and pursuit of our nonclinical testing activities supporting the IND filing are currently underway.

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

Under the LPT3-04 license agreement, LPThera has agreed to make certain payments to us upon its achievement of designated sales levels. The sales levels and amounts payable are as follows:

Calendar Year Net Sales	Sales Milestone
$ 1,000,000	$50,000
$ 10,000,000	$500,000
$ 100,000,000	$5,000,000

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

Our Worldwide Exclusive Channel Collaboration (“ECC”) Agreements with Intrexon

Our Lantibiotic ECC

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC establishes committees comprised of our representatives and Intrexon representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. Currently, the Joint Steering Committee has established projects for the Lantibiotics Program and established the priorities, as well as approved the budgets for such projects. In November of 2017 in connection with our Series B Preferred Financing, we amended the Lantibiotic ECC to revise the payments, we are obligated to make to Intrexon as described below.

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

Pursuant to the terms of the Lantibiotic ECC, as amended, we are obligated to pay Intrexon on a quarterly basis 10% of net sales derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis and we will pay Intrexon on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

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

Intrexon may terminate the Lantibiotic ECC if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by Intrexon that is a “Superior Therapy” as defined in the Lantibiotic ECC. Our obligation to use diligent efforts will be deemed satisfied if from November 8, 2017 until the end of 2018, the Company has budgeted one million two hundred thousand United States dollars ($1,200,000) for manufacturing and support activities related to, and including the conduct of the required toxicology studies for the OG716 IND filing. We may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to Intrexon.

Upon termination of the Lantibiotic ECC, we may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

(i)	commercialized by us;

(ii)	approved by regulatory authorities;

(iii)	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

(iv)	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by Intrexon due to an uncured material breach by the Company or a voluntary termination by us).

Our obligation to pay 10% of net sales, 25% of sublicensing revenue and the milestone payments described below with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

In addition, in partial consideration for each party’s execution and delivery of the Lantibiotic ECC, we entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement, we issued to Intrexon 439,243 shares of our common stock as an initial technology access fee, in consideration for the execution and delivery of the Lantibiotic ECC and granted Intrexon certain equity participation rights and registration rights.

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

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amendment, we have agreed to make certain payments, in cash, to Intrexon upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

(i)	a one-time payment of twenty five million United States dollars ($25,000,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application (or equivalent regulatory action in a foreign jurisdiction) for an Oragenics Product;

(ii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Indication Milestone Event meaning receiving approval from the FDA of a Supplemental FDA Application (or an equivalent filing with another equivalent regulatory agency) which Supplemental FDA Application sought approval of an indication for use of the Oragenics Product other than the current regulatory-approved indication; and

(iii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Product Milestone Event meaning the receiving of approval from the FDA of a New Product that is deemed to be a different drug product that the first Oragenics Product that was clinically pursued under the Lantibiotics Program.

On July 21, 2016, the Lantibiotics ECC was amended to revise the definition of Field in view of a provisional patent application filing between Intrexon and Oragenics and to further clarify Oragenics’ rights under the Lantibiotic ECC to genetically modified Streptococcus mutans that express Lantibiotic(s).

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2017.

The Oral Mucositis ECC

On June 9, 2015, we entered into an Oral Mucositis ECC with Intrexon and Actobiotics, a wholly-owned subsidiary of Intrexon, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the Oral Mucositis ECC, we and Intrexon also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Intrexon upon the achievement of designated milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock. The convertible note, including accrued interest, was repaid in December 2015 through the issuance of 338,101 shares of our common stock. In November of 2017 we amended the Oral Mucositis ECC to revise the payments we are obligated to make to Intrexon, as described below, and we revised the field in which we have exclusive rights to our Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that we have an exclusive right for the treatment of Oral Mucositis in humans regardless of etiology.

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

The Oral Mucositis ECC grants us an exclusive worldwide license to utilize Intrexon’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Intrexon) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder.

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

Pursuant to the terms of the Oral Mucositis ECC, as amended, we are obligated to pay Intrexon on a quarterly basis 12% of the net sales derived from the sale of products developed from the exclusive channel collaboration. We are also obligated to pay Intrexon on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

We have agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Oral Mucositis ECC) or materials that are Actobiotics IP (as defined in the Oral Mucositis ECC), (iii) our breach of a material representation, warranty or covenant in the Oral Mucositis ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

We may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Oral Mucositis ECC if we breach and fail to cure the breach within 60 days or we do not pursue development of a Superior Therapy identified by Intrexon that is a “Superior Therapy” as defined in the Oral Mucositis ECC.

Upon termination of the ECC, we may continue to develop and commercialize any Oragenics Product that, at the time of termination that satisfies at least one of the following criteria:

(i)	the particular Oragenics Product is being sold by the Company triggering profit sharing payments under the Oral Mucositis ECC to Intrexon;

(ii)	the particular Oragenics Product has received regulatory approval;

(iii)	the particular Oragenics Product is a subject of an application for regulatory approval in the Field covered by the ECC that is pending before the applicable regulatory authority;

(iv)	the particular Oragenics Product is AG013, and such Oragenics Product has been the subject of at least one completed Phase 2 clinical trial (as such is defined by relevant FDA guidelines) during the Term; or

(v)	the particular Oragenics Product other than AG013 and such Oragenics Product is the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field.

Our obligation to pay 12% of net sales, 25% of sublicensing revenue and the milestone payments described below with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Oral Mucositis ECC.

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amended Oral Mucositis ECC (including the May 2017 amendment which was superseded by the November amendment) and amended Stock Issuance Agreement the Company has agreed to make certain payments to Intrexon upon our achievement of designated milestones in the form of shares of our Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate our financial statements with Intrexon’s financial statements, or at our option make a cash payment to Intrexon. The milestone events and amounts payable are as follows:

(i)	a one-time payment of twenty seven million five hundred thousand United States dollars ($27,500,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

(ii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Indication Milestone Event meaning receiving approval from the FDA of a Supplemental FDA Application (or an equivalent filing with another equivalent regulatory agency) which Supplemental FDA Application sought approval of an indication for use of the Oragenics Product other than the current regulatory-approved indication; and

(iii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Product Milestone Event meaning receiving approval from the FDA of a New Product that is deemed to be a different drug product that the first Oragenics Product that was clinically pursued under the Program.

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2017.

Effective January 1, 2018, Intrexon assigned its interest in the Oral Mucositis ECC and Stock Issuance Agreement (excluding Intrexon’s standstill obligation) to its wholly owned subsidiary, ActoBio Therapeutics, Inc.

Our In-Licensed Technology Agreements

The University of Florida Research Foundation License

We hold an exclusive license from the University of Florida Research Foundation, Inc. (“UFRF”) for our MU1140 product candidates.

MU1140 –We have exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by Patent No. 6,964,760 entitled “Antimicrobial Polypeptide, Nucleic Acid and Methods of Use” and includes U.S. patent number; 7,067,125. Our license is for the period of the patents, which expire between 2018 and 2019 subject to the performance of terms and conditions contained therein.

Additional Terms of the UFRF License Agreement - In the amended MU1140 license agreement, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received that are dedicated solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million. We are required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreement in the amount of $10,000 for the license agreement. The annual payments are required to be paid in advance on a quarterly basis which amounts to $2,500 per quarter for the license. We must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patent. We have agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed product.

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

Texas A&M License Agreement

In December 2011, we entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) for access to new homologs of the lantibiotic Mutacin 1140 (MU1140) and other lantibiotics with improved pharmacological properties and structural features. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” The patent filed for Replacement Therapy for Dental Carries was issued on February 16, 2016, No. 9,260,488 and will expire on February 22, 2033.

The Texas A&M license agreement was amended on July 11, 2012, May 18, 2015 and in October 2017.

Under the terms of the amended license agreement, we made an initial payment of five thousand dollars ($5,000) to Texas A&M. We must also pay to Texas A&M a royalty of five percent (5%) of net sales of products that include the licensed technology, subject to royalty stacking provisions with a two percent (2%) minimum royalty. Additionally, in order to maintain the exclusive license, commencing in 2017 and each year thereafter prior to the calendar year of the first sale of products using the licensed technology), we must pay Texas A&M $25,000 as minimum consideration for the continuation of the license agreement. Once we commence the sale of products that include the technology we license from Texas A&M we must pay a minimum annual amount of $100,000 to Texas A&M and every year thereafter through the expiration of the Agreement. However, once sales begin, any royalty payments we make on net sales will be credited against the $100,000 required maintenance payment.

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

Pursuant to the amended Texas A&M license agreement, we are obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000 , (ii) completion of Phase 2 clinical trial of a product using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of a product using the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of a product using the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years once sales begin, Texas A&M, at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. In addition, products using the licensed technology must be substantially manufactured in the United States. We expect to seek an amendment to extend the enrollment milestones.

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

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;

•	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;

•	submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

•	satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced current cGMP;

•	potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and

•	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

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

Patents

We attempt to protect our technology and products through patents and patent applications. We have a portfolio of patents and patent applications covering certain of our product candidates and other technologies. As of December 31, 2017, we held one U.S. issued patent, one U.S. patent application pending, one issued foreign patent and fifteen foreign patent applications pending. In addition, as of December 31, 2017, we have licenses for two U.S. issued patents. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the fee.

The following table sets forth information regarding each of our currently held or licensed United States patents:

Antibiotics

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
6,964,760	2018	Antimicrobial Polypeptide, Nucleic Acid and Methods of Use (MU1140)	Exclusive License	USA
7,067,125	2019	Antimicrobial Polypeptide, Nucleic Acid Modification Enzyme and Methods of Use (MU1140)	Exclusive License	USA

Replacement Therapy

Patent No.	Patent Expiration	Title/Product	Ownership	Jurisdiction Where Granted
9,260,488	2033	Replacement Therapy for Dental Carries	Co-Own	USA

We have exclusively licensed the intellectual property for our MU1140 antibiotic product candidate from the UFRF. Our exclusive license agreement extends through to the patent expiration dates. See “Our In-Licensed Technology Agreements.” We co-own the intellectual property for certain homologs of our MU1140 product candidate with the Texas A&M University System. We have exclusively licensed the rights of the Texas A&M University System to this intellectual property. We have an exclusive, worldwide license from Intrexon to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Intrexon’s wholly owned subsidiaries, ActoBio Therapeutics, Inc. and Actobiotics NV to use their intellectual property to develop AG013 for the treatment of oral mucositis.

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

Government Grants

We have previously received funding from government agencies under the National Science Foundation’s and National Institute of Health’s Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future and additional funding from this source may not be available. In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

Research and Development Costs

We have spent $3,539,656 and $4,754,650 on research and development of our technologies during the years ended December 31, 2017 and 2016, respectively.

Employees

We have six full-time employees. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $6.7 million and $7.0 million for the years ended December 31, 2017, and 2016, respectively. As of December 31, 2017 our accumulated deficit was approximately $101.4 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our exclusive channel partnerships with Intrexon in the area of lantibiotics (“Lantibiotics Program”) and with Intrexon’s subsidiary ActoBio Therapeutics, Inc. in the area of Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of December 31, 2017 will be sufficient to fund our operations as presently structured through June 2018. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

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

Additional capital may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand without additional financing through June 2018. Absent sufficient additional financing, we may be unable to remain a going concern.

If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of product candidates for lantibiotics and oral mucositis are keys to our growth strategy.

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

Our antibiotic product candidates, all homologs of MU1140, are produced by our strain of S. mutans and variants thereof. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its nonclinical testing. In June of 2012 we entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. In 2016 we were able to transition manufacturing of OG716 to a third party manufacturer capable of fermenting quantities sufficient to conduct nonclinical studies. If we are not able to further adequately scale up fermentation and purification methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 homologs, including OG716 or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 homologs, including OG716, or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved to our knowledge, so there are additional risks that such efforts will not be successful. The Intrexon technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of a MU1140 homolog or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to produce MU1140 homologs in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate and our financial condition and results of operations will be materially adversely affected.

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

Our product candidates under our Lantibiotics Program and Oral Mucositis Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates (including MU1140 homologs we may develop) and oral mucositis product candidate, respectively. We have performed extensive nonclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon. We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, and subject to sufficient available capital, we would expect to file an Investigational New Drug application with the FDA by the second half of 2018 for OG716. We initiated a phase 2 clinical trial on our AG013 product candidate in 2017. Even if we are able to conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our product candidates. If our product candidates are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

Our exclusive channel collaboration agreements with Intrexon and its wholly owned subsidiaries are based on early stage technologies in their fields.

Our exclusive channel collaboration agreements with Intrexon and its wholly owned subsidiaries contemplate the use of Intrexon’s advanced transgene and cell engineering platforms for the development and production of lantibiotics and AG013. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

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

Under our ECCs with Intrexon we are responsible for, among other things, funding the further anticipated development of lantibiotics and AG013 toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). Intrexon may terminate such agreements if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. In addition, we must commit $1.2 million in development costs through the end of 2018 to retain our lantibiotic ECC. There can be no assurance that we will be able to successfully perform under the Oral Mucositis ECC or Lantibiotic ECC and if either ECC is terminated it would prevent us from achieving our business objectives.

Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

Our MU1140 homologs and AG013 product candidate are in early stage development and are expected to require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed extensive nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during 2017 toward the goal of filing and IND in 2018. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program and Oral Mucositis Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Our operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs vary to the extent of our research and development and the candidate of clinical trials. As a result, we may incur significant or unanticipated expenses associated with our research and development efforts of our product candidates under development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the timing of release of pre-clinical and clinical trial results and new products and services by our competitors, particularly those that may represent a significant portion of revenues in any given period;

•	the popularity of new products, and products released in prior periods;

•	changes in pricing policies by us or our competitors;

•	our success in entering new geographic markets;

•	decisions by us to incur additional expenses, such as commencing a clinical trial or increases in research and development;

•	the level of expenses associated with our clinical trials; and

•	the timing of compensation expense associated with equity compensation grants.

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

The UFRF may terminate our licenses to MU1140 if we breach our obligations to timely pay these amounts, to submit development reports as required under the license agreement or commit any other breach of any other covenants contained in the license agreement and we fail to remedy such breach within 90 days after written notice of such breach by UFRF. There is no assurance that we will be able to comply with these conditions in a timely manner or at all. If our license agreement is terminated, we will be unable to commercialize the product candidate. If we are able to commercialize any product candidates, we are obligated to pay 5% of the selling price of any products developed from the licensed technologies that we may sell as royalty to the UFRF. In addition, if we sublicense any rights granted by the amended license agreements, we are obligated to pay the UFRF 22% of all revenues received from the sublicenses, excluding monies received solely for development costs. We are also obligated to make the following payments to UFRF as follows: a one-time commercialization fee, post-commercialization minimum royalty payments, and a one-time cumulative royalty payment. The one-time commercialization fee would be due on the first anniversary of first commercial sale and is calculated at $5,000 per month between (1) April 1, 2013 (for the MU1140 license agreement) and (2) the month of the first anniversary of a commercial sale. The post-commercialization minimum royalty payments of $50,000 annually would be due following payment of a commercialization fee. The one-time additional royalty payment would be due when total cumulative royalties paid to UFRF exceed $2.0 million, upon which we would be obligated to make a one-time additional payment to UFRF of 10% of the total royalties due to UFRF in the calendar year in which cumulative royalties exceeded $2.0 million. Until commercial sale of any products developed from these licensed product candidates takes place, we will not earn any revenues from these product candidates and will, therefore, need additional financing to fund our required maintenance payments and development expenses, such as through, the sale of our debt or equity securities, or otherwise. There can be no assurance that we will be able to raise the capital necessary to meet our obligations under our licenses. If we are unable to meet our obligations under these licenses, we may lose the licenses to these product candidates and our business, financial condition and results of operations will be materially adversely affected.

If our manufacturers in general fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

We do not have the internal capability to manufacture MU1140 homologs, AG013, or any other product candidates under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop and commercialize our product candidates, apply for regulatory approvals for our product candidates, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities in full compliance with applicable regulatory requirements.

There are a limited number of manufacturers that operate under GMPs that are capable of manufacturing MU1140 homologs and our AG013 product candidate. Manufacturing on a commercial scale has not yet been undertaken and there are additional technical skills needed for the manufacture of MU1140 homologs that will further limit the number of potential manufacturers. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our MU1140 product candidates, or our AG013 product candidate for the conduct of clinical trials on such product candidate we may incur additional costs and delays in development and commercialization.

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

We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successor’s could harm our business.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 homologs has been undertaken solely in the laboratory and in animals. We have not yet conducted human studies with any MU1140 homolog. To date, available clinical data for our AG013 product candidate has been limited to a phase 1b clinical study. It is possible that when future lantibiotic studies are conducted in humans, they will show that our antibiotic candidates are ineffective or harmful in humans. If MU1140 homologs are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. It is possible that further clinical testing of our AG013 product candidates could reveal that it is ineffective. If we are unable to generate revenues from the first generation of MU1140 and homologs, or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

We intend to rely on third parties to cover a portion of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

As we continue our development of product candidates, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies at the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves or we will be unable to extract any value from these technologies. We will also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot assure you that we would be able to obtain the necessary financing to pay these costs. If we are unable to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future, notice of claims of infringement of other parties’ proprietary rights. We may not have the financial resources to defend against claims of infringement by other parties or to prosecute third parties for infringement of our intellectual property. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business.

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates we will be unable to generate revenues.

The production and marketing of products which may be developed from our MU1140 homologs, from our Lantibiotics Program and Oral Mucositis Program or otherwise and our research and development, nonclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

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

In the case of our product candidate, AG013, because it is a biological product, in order to ensure product consistency, quality, and purity, we must ensure the manufacturing process remains substantially the same over time. The systems used to produce biological products can be sensitive to very minor changes in the manufacturing process. Small process differences can significantly affect the nature of the finished biological product, and more importantly, the way it functions in the body. We will have to tightly control the source and nature of starting materials, and consistently employ numerous process controls that assure predictable manufacturing outcomes. Our ability to ensure that the manufacturing process remains stable over time may be difficult to establish. In addition, for a novel biological product, there may be uncertainties regarding the size and design of our clinical trials to establish safety, efficacy, purity or potency, and there are no assurances that data generated in any clinical trials we might conduct will be acceptable to the FDA or foreign regulatory bodies to support marketing approval.

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

Due to the difficulty of objectively measuring the efficacy of AG013, PROs may have an important role in the development and regulatory approval of our AG013 product candidate. PROs involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty in determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. Furthermore, we intend to use PROs in our planned Phase 2 clinical program for AG013 and if the FDA does not accept or requires changes to the PRO, this could delay clinical development of AG013, increase our costs and necessitate additional clinical trials.

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

To manage our operations, growth and various projects effectively, we must:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

•	attract and retain sufficient numbers of talented employees;

•	develop a marketing, sales, and distribution capability;

•	manage our commercialization activities for our product candidates effectively;

•	establish and maintain relationships with development and commercialization partners;

•	manage our preclinical and clinical trials effectively;

•	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels; and

•	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

Our commercial success depends upon our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents issue, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, due to the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

The recently passed U.S. federal income tax reform could adversely affect us.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. We have evaluated the effect of the TCJA on our net operating losses for the quarter and the year ending December 31, 2017. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Common Stock

We had previously received a non-compliance letter from the NYSE American and we cannot assure you that our shares will continue to be listed on the NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s continued listing standards. On May 10, 2015, we were notified by the NYSE American (formerly known as NYSE MKT) that we were no longer in compliance with the NYSE American continued listing standards because our last reported stockholders’ equity was below continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2015, we had stockholders’ equity of $4.7 million. We were required to submit a plan to the NYSE American by June 10, 2016 advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2017.

We submitted a plan by the June 10, 2016 deadline and were notified that NYSE Regulation has accepted the Company’s plan to regain compliance with the NYSE American exchange’s continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) by November 10, 2017, subject to periodic review by the NYSE American for compliance with the initiatives set forth in the plan. On November 9, 2017, the Company filed a Form 8-K report with the Securities and Exchange Commission announcing that its Stockholders’ Equity was approximately $6,929,555 on a pro-forma basis. With this information provided, the NYSE American determined the Company had resolved the continued listing deficiency with respect to Section 1003(a)(i), Section 1003(a)(ii) and Section 1003(a)(iii) of the Guide. In a letter dated November 10, 2017, the NYSE American notified the Company that it had successfully regained compliance with the NYSE American continued listing standards.

Going forward, the Company will be subject to the NYSE American’s normal continued listing monitoring. In addition, in the event that the Company is again determined to be noncompliant with any of the NYSE American’s continued listing standards within twelve (12) months of the notice, the NYSE American will consider the relationship between the Company’s previous noncompliance and such new event of noncompliance and take appropriate action which may include implementing truncated compliance procedures or immediately initiating delisting proceedings.

A delisting of our common stock from the NYSE American could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Our principal shareholders have the ability to affect all actions requiring shareholder approval and your interests as a shareholder may conflict with the interests of those persons.

As of December 31, 2017, the KFLP, together with members of the Koski family, beneficially owns approximately 34.5% of our outstanding shares of common stock (which could increase to 41.2% upon the KFLP’s conversion of Series B convertible preferred stock and exercise of outstanding warrants to acquire common stock) and Intrexon, together with its CEO, beneficially owns approximately 31.5% of our outstanding shares of common stock. Additionally, Robert C. Koski, serves on our Board of Directors. As a result, our principal shareholders have the ability to affect the outcome of all matters requiring shareholder approval, including the election and removal of directors, amending our charter or by-laws, and agreeing to or preventing mergers, consolidations or the sale of all or substantially all our assets. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market price for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and, accordingly, our majority shareholders could cause us to enter into transactions or agreements that we would not otherwise consider. The significant concentration of stock ownership may also adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. However with respect to Intrexon, the Stock Issuance Agreement we entered into with Intrexon on June 9, 2015, contains a standstill provision pursuant to which, among other things, Intrexon has agreed that until June 9, 2018, subject to certain exceptions and unless invited in writing by the Company to do so, neither Intrexon nor its affiliates will, directly or indirectly: (i) effect or seek, initiate, offer or propose to effect, or cause or participate in any acquisition of securities or assets of the Company; any tender or exchange offer, merger, consolidation or other business combination involving the Company; any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company; or any “solicitation” of “proxies” or consents to vote any voting securities of the Company, or in any way advise or, assist any other person in doing so; (ii) form, join or in any way participate in a “group” with respect to any securities of the Company; (iii) otherwise act to seek to control or influence the management, Board of Directors or policies of the Company; (iv) take any action reasonably expected to force the Company to make a public announcement regarding any such matters; or (v) enter into any agreements, discussions or arrangements with any third party with respect to any of the foregoing. This standstill provision could also have the effect of delaying, deferring or preventing a change in control that our shareholders might consider to be in their best interests.

Our Series C preferred stock has a preference senior to all other classes of stock in distribution and liquidation and our Series A and Series B preferred stock, if not converted into common stock, will also have a distribution and liquidation preference senior to our common stock in liquidation either of which could negatively affect the value of our common stock and impair our ability to raise additional capital.

On November 8, 2017 we issued to Intrexon Corporation (“Intrexon”) approximately $3.4 million of equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”). The shares of Series C are entitled to (payment-in-kind (“PIK”) dividends thereon at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value , payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate is subject to increase to twenty percent (20%) automatically after May 10, 2019. Upon Liquidation of the Company, whether voluntary or involuntary, each holder of shares of Series C Preferred Stock is entitled to receive, in preference to the holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and to all other equity securities issued by the Company from time to time (the “Junior Securities”), an amount of cash equal to the product of the number of shares of Series C Non-Convertible Preferred Stock then held by such holder, multiplied by the Stated Value per share of Series C Non-Convertible Preferred Stock plus any accrued but unpaid dividends (the “Series C Liquidation Amount”) and no distributions or payments shall be made in respect of any Junior Securities unless all Series C Liquidation Amounts, if any, are first paid in full. The “Stated Value” shall mean $33,847.9874 per share. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 the Series C Preferred was outstanding.

On November 8, 2017, we issued $3.3 million of Series B Non-Voting, Convertible Preferred Stock (the “Series B Preferred Stock”) pursuant to which upon Liquidation each holder of shares of Series B Preferred Stock shall be entitled to receive, after payment to the Series C Preferred Stock, but on par with Series A Convertible Preferred Stock and in preference to the holders of Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series B Preferred Stock then held by such holder, multiplied by the Series B Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series B Preferred Stock if all outstanding shares of Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

In May and July of 2017, we issued an aggregate of $3.0 million of Series A Non-Voting, Convertible Preferred Stock (the “Series A Preferred Stock”) pursuant to which upon Liquidation each holder of shares of Series A Preferred Stock shall be entitled to receive, after payment to the Series C Preferred Stock, but on par with Series B Convertible Preferred Stock and in preference to the holders of Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Series B Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

As such, our Series C preferred stock is senior to all other classes of stock in distribution and liquidation and our Series A and Series B preferred stock, if not converted into common stock, will also be senior to our common stock in distribution and liquidation if such shares are not converted into common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital.

The conversion of our Series A Preferred Stock and Series B Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of January 22, 2018 on a post reverse split basis, we had outstanding: (i) 12,000,000 shares of Series A Preferred Stock outstanding, which are convertible into 1,200,000 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,000 shares of common stock. In addition to our outstanding shares of preferred stock, as of January 22, 2018, there were currently outstanding warrants to purchase 2,177,425 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we have recently issued a significant number of shares of our common stock in connection with financings and establishing strategic relationships and as a result our outstanding shares have increased from 2,738,283 shares as of December 31, 2012 to 4,928,335 shares as of December 31, 2017.

In connection with the Oral Mucositis ECC we entered into on June 9, 2015 and which was amended in November of 2017, we will be required, at our option, to pay up to $37.5 million cash to Intrexon or issue up to $37.5 million of additional shares of our common stock to Intrexon upon meeting certain milestone events.

You may also incur additional dilution if performance awards are made pursuant to any long term incentive programs for executives and non-employee directors we may put into place or holders of stock options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

For example, during the year ended December 31, 2013 we issued an aggregate of 72,709 shares of our common stock to our executive officers and non-employee directors pursuant to performance awards under our long term incentive program which expired on December 31, 2014. During the quarter ended March 31, 2015, as part of our non-employee director compensation program we issued an aggregate of 20,000 restricted shares of our common stock to our non-employee directors under the Company’s 2012 Equity Incentive Plan. During the quarter ended March 31, 2016, as part of our non-employee director compensation program we issued an aggregate of 20,000 restricted shares of our common stock to our non-employee directors under the Company’s 2012 Equity Incentive Plan. During the quarter ended March 31, 2017, as part of our non-employee director compensation program we issued an aggregate of 16,000 restricted shares of our common stock to our non-employee directors under the Company’s 2012 Equity Incentive Plan.

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

We cannot assure you that our listing on the NYSE American will increase the liquidity of our common stock or that our shares will continue to be listed on the NYSE American.

Our common stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. Historically the daily trading volume of our shares is relatively low which has made our common stock significantly less liquid and there can be no assurance that liquidity will increase as a result of being listed on the NYSE American. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 2,738,283 shares as of December 31, 2012 to 4,928,335 as of December 31, 2017. As of December 31, 2017, there were 4,928,335 shares of our common stock outstanding. In addition there were 18,600,000 shares of our Preferred stock outstanding which are convertible into 2,520,000 shares of our common stock and warrants to purchase an additional 2,177,425 shares of our common stock issuable upon exercise of warrants to investors. There were also 260,633 shares issuable upon exercise of options outstanding and an additional 264,617 shares available for option grants under our 2012 Equity Incentive Plan

The issuance of shares of our common stock under our 2012 Equity Incentive Plan (excluding the amendments in 2017) is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on June 30, 2016 we issued 904,568 restricted shares of our common stock to three accredited investors (Intrexon, the KFLP and our Chairman Dr. Telling) in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly. In addition, the conversion of outstanding shares of Series A and Series B convertible preferred stock issued in 2017 private placements into common stock and the subsequent sale of shares of common stock could also cause our stock price to decline significantly.

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

We will continue to incur significant costs as a result of and devote substantial management time to operating as a public company listed on the NYSE American.

As a public company listed on the NYSE American, we incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before when trading on the OTCQB Marketplace. For example, we are subject to the rules and regulations required by the NYSE American, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE American.

If securities or industry analysts publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part upon the research and reports that securities or industry analysts publish about us or our business from time to time. If one or more of the analysts who seek to cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage, once commenced, or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

We cannot assure you that we will realize the anticipated benefits from our recent reverse stock split.

On January 22, 2018, we effected a one-for-ten reverse split of our issued and outstanding shares of our common stock which we anticipated would result in benefits such as improving the perception of our common stock and increasing the appeal of our stock to a broader range of investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that the reverse stock split will result in a share price that will attract new investors, including institutional investors, as some investors analysts and other stock market participants have negative perceptions of reverse stock splits. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve. Also it is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines, the percentage decline may be greater than would have occurred in the absence of a reverse stock split.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

In November of 2016, the Company entered into an amended lease for the leased office space in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The 12-month lease costs for the year ended December 31, 2017 were approximately $56,000 which includes sublease income, insurance, taxes and utilities. Lease payments are capped during the term. The lease expires on February 29, 2020.

In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The 12-month lease costs for the year ended December 31, 2017 were approximately $131,000 which includes insurance, taxes and utilities. Lease payments are capped during the term which expires in November 2019. We expect the location in Alachua, Florida to continue to be used primarily as our research and laboratory space. On July 13, 2014 we amended the lease for our Alachua, Florida facility. The lease term was extended from an expiration date of December 1, 2014 to an expiration date of November 30, 2019. The monthly lease payments are initially $10,219 per month with annual rent increases of 3%. We have the ability to terminate the lease for this facility prior to November 30, 2019 upon the payment of nine months’ rent in advance. All other terms of the original lease are unchanged and remain in effect.

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

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The following table sets forth the high and low bid quotations of our common stock reflected on the NYSE American. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE American on February 9, 2018 was $2.21 per share. As of February 9, 2018, there were approximately 48 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

	2017		2016
Period	High	Low	High	Low
First quarter	$8.50	$4.20	$15.40	$7.50
Second quarter	$5.80	$3.10	$10.40	$5.00
Third quarter	$6.80	$2.80	$10.60	$4.30
Fourth quarter	$4.70	$2.10	$11.00	$3.30

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

We issued 100 shares of Series C, Non-Voting, Non-Convertible, Preferred Stock (“Series C Preferred Stock”) with a stated value of $33,847 per share to Intrexon in exchange for obligations we owed to Intrexon. These shares have an accruing dividend of 12% per year payable in additional shares of Series C Preferred stock. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 the Series C Preferred was outstanding. The accruing dividend increases to 20% per year after May 10, 2019.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2017. The Company has no publicly announced share repurchase programs.

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

OM results in a painful inflammation and mucosal ulceration in the lining of the oral cavity, throat and esophagus and is one of the most commonly reported adverse events associated with cancer chemotherapy. Approximately 770,000 patients annually in the US are at an increased risk of developing OM according to cancer statistics provided by the Center for Disease Control (CDC) in 2017. OM has a negative effect on patient well-being and if severe, negatively affects adherence to a patient’s cancer treatment regimen. At present, we are not aware of any drug that is approved to prevent the condition broadly and current therapies are primarily palliative in nature, only addressing symptom relief but not treating the underlying causes of the condition.

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

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The study will be a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation over 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints will also be evaluated.

In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we will expand the trial into Europe in 2018. We have announced that the first patient has been dosed in the Phase 2 clinical trial of AG013 for the treatment of OM. The Phase 2 clinical trial of AG013 is a double-blind, placebo-controlled study that will be conducted at approximately 45 clinical sites across the United States and Europe, and is expected to enroll up to 200 patients. The purpose of the study is to evaluate the efficacy, safety and tolerability and pharmacokinetics of orally administered AG013 compared to placebo for reducing OM in patients undergoing chemo-radiation for the treatment of head and neck cancer, as measured by the duration, time to development, and overall incidence of OM. Presently, the Phase 2 clinical study is enrolling patients in the United States.

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

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

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

In our pre-clinical studies to support a potential IND filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. An animal study specifically evaluated homolog efficacy in relation to survival, measurable amounts of Clostridium difficile (“C. diff”) colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, OG253 achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

We selected a lead candidate, OG253, and we had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. While we were able to raise additional capital during the year ended December 31, 2017, we currently expect the IND for a first-in-human clinical study of OG716 by year end 2018 as we continue to seek additional capital to advance the program.

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

Recent Developments

Completed Capital Raise. On November 8, 2017, the Company completed a private placement of $3.3 million of Series B Non-Voting, Convertible Preferred Stock (the “Series B Preferred Stock”), including the issuance of warrants to acquire 1,064,518 shares of common stock, pursuant to a Securities Purchase Agreement with four existing shareholders who are accredited investors including, the Koski Family Limited Partnership, an entity affiliated with a director of the Company, (the “Series B Preferred Stock Financing”).

Completed Debt Conversion. On November 8, 2017, concurrently with the Series B Preferred Stock Financing, the Company also entered into a Debt Conversion Agreement (the “Intrexon Debt Conversion Agreement”) with Intrexon Corporation (“Intrexon”) pursuant to which Intrexon exchanged the $2.4 million unsecured, non-convertible, promissory note previously issued by the Company to Intrexon (the “Intrexon Note”), the accrued interest on the Intrexon Note and trade payables owed by the Company to Intrexon (collectively the “Debt”) in the aggregate amount of approximately $3.4 million for equity in the form of shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) issued by the Company to Intrexon. Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent

(12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year and pro-rata for partial years. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 the Series C Preferred was outstanding. The Initial Rate shall be subject to increase to twenty percent (20%) automatically, after May 10, 2019, if the Series C Preferred Stock is not earlier redeemed by us.

Amended our Exclusive Channel Collaboration Agreements with Intrexon. In connection with the Series B Preferred Stock Financing and the Intrexon Debt Conversion Agreement, on November 8, 2017, we amended (i) our Lantibiotic ECC and the Lantibiotic Stock Issuance Agreement (together the “Lantibiotic Program”) and (ii) our Oral Mucositis ECC and Oral Mucositis Stock Issuance Agreement (together the “Oral Mucositis Program”).

•	The Lantibiotic Program was revised as follows:

•	Consolidated all historical, and yet to be achieved, research and development milestones into a single milestone payment of $25 million to Intrexon, payable within 6 months of first regulatory approval of a NDA or a BLA and provided for a payment of $5.0 million to Intrexon within 6 months of regulatory approval of any subsequent supplemental NDA resulting in an expanded new indication or NDA of a subsequent lantibiotic from the lantibiotic library;

•	Reduced the royalty rate from 25% of Product Profit to 10% of Net Sales;

•	Reduced the sublicense revenue percentage from 50% to 25%;

•	Revised the form of milestone payments from being share based or cash at our election to only cash; and

•	Committed that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was expended for the advancement of the Lantibiotic Program.

•	The Oral Mucositis Program was revised as follows:

•	Consolidated all historical, and yet to be achieved, research and development milestones into a single milestone payment to Intrexon of $27.5 million payable within 6 months of first regulatory approval of a NDA or BLA and provided for a payment of $5.0 million to Intrexon within 6 months of regulatory approval of any subsequent supplemental NDA resulting in an expanded new indication or NDA of a subsequent AG013 product;

•	Reduced sublicense revenue percentage from 50% to 25%.

•	Revised the definition of “Field” in the Oral Mucositis ECC to reflect and clarify that Oragenics has the worldwide exclusive rights to the treatment of Oral Mucositis regardless of its cause.

Received NYSE Notification of Regained Listing Compliance. Following consummation of the Series B Preferred Stock Financing and Debt Conversion, on November 10, 2017, we received notification from NYSE American that the Company is back in compliance with all of the NYSE American continued listing standards.

Amended our Articles of Incorporation. On December 29, 2017, we amended our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 250,000,000 shares to 450,000,000 (unadjusted for reverse stock split referenced below). The purpose of the increase in the number of authorized shares of our common stock is to provide flexibility in connection with our future financing efforts.

Consummated a Reverse Stock Split. On January 19, 2018 we effected a one for ten reverse stock split of our authorized and outstanding common stock, by filing Articles of Amendment to our Articles of Incorporation. As a result of the reverse stock split (i) proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants; (ii) proportionate adjustments have been made to the conversion price applicable to outstanding shares of Series A and Series B Convertible Preferred Stock; (iii) the number of shares authorized for future grant under our equity incentive/compensation plans immediately prior to the effective time have been reduced proportionately; and (iv) the number of authorized shares of common stock as recently increased have been reduced from 450,000,000 shares to 45,000,000 shares.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations as well as to the commercialization of our consumer ProBiora3 products. We have generated limited revenues from grants and from our recently disposed of consumer ProBiora3 product business through June 30, 2016, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008, our revenues were derived solely from research grants. Since 2008, our revenues have also included sales from our recently disposed of consumer probiotics business, which we initiated in late 2008. Our net revenues were $-0- and $464,048, for the years ended December 31, 2017 and 2016, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result, we will no longer generate revenue from sales of consumer probiotic products.

As of December 31, 2017 we had an accumulated deficit of $101,400,797 and we have yet to achieve profitability. We incurred net losses of $6,731,525 and $7,013,304 for the years ended December 31, 2017 and 2016, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We need to raise additional capital. The report of our independent registered public accounting firm with respect to our financial statements appearing in our Form 10-K contains an explanatory paragraph stating that our operating losses and negative cash flows from operations, and our need to raise additional financing and/or financial support prior to July 2018 in order to continue to fund our operations, raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business.

Financial Overview

Net Revenues

Our revenues were historically derived from sales of our ProBiora3 products and were $-0- and $464,048 for the years ended December 31, 2017 and 2016, respectively. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result our historic consumer probiotic revenues are not included in net revenue but rather are reflected as part of “Discontinued Operations” for the periods presented.

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

Our research and development expenses were $3,539,656 and $4,754,650 for the years ended December 31, 2017 and 2016, respectively.

Our current strategy is to increase our research and development expenses in the future as we continue the advancement of our clinical trials and nonclinical product development programs for our lantibiotic product candidate and with respect to our oral mucositis product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA.

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

Income Taxes

As of December 31, 2017 and 2016, we have net operating loss carryforwards of approximately $93,966,000 and $87,663,000, respectively, to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $2,016,000and $1,875,000 as of December 31, 2017 and 2016, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2037 and 2027, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. Our private placement transaction with the KFLP in June 2009 constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. One of the provisions of the new tax law reduces the U.S. federal corporate tax rate from 35% to 21%. The Company remeasured certain deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Jobs Act and refining its calculations, which could potentially affect the measurement of this balance or potentially result in new deferred tax amounts. Any change in the Company’s reasonable estimates of the impact of the Jobs Act will be included in the reporting period in which the change is identified in accordance with SAB Topic 5 EE. The provisional amount recorded related to the remeasurement of our deferred tax balance was $10,055,163.

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

Inventory

During the quarter ended June 30, 2016, we sold our consumer probiotic business. Inventories had been stated at the lower of cost or market. Cost, which had included material, labor and overhead, had been determined on a first-in, first-out basis. On a quarterly basis, we had analyzed our inventory levels and we had reserved for the following: inventory that had been expected to expire prior to being sold, inventory that had a cost basis in excess of its expected net realizable value, inventory that had been excess of expected sales requirements, or inventory that had failed to meet commercial sale specifications. Expired inventory had been disposed of and the related costs are written off to the reserve for inventory obsolescence. The inventory reserve at December 31, 2017 and 2016 was $-0- and $-0-, respectively.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued guidance on Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance has not had a material impact on the Company’s results of operations, financial position or disclosures.

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

Effective December 22, 2017, the SEC issued Staff Accounting Bulletin Topic 5 EE, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB Topic 5 EE”). This staff accounting bulletin expresses the views of the SEC staff regarding application of ASC Topic 740 in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (the “Jobs Act”) was signed into law. The SEC recognizes that an entity may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Jobs Act in order to determine a reasonable estimate to be included as provisional amounts. In circumstances in which provisional amounts cannot be prepared, the SEC stated an entity should continue to apply ASC Topic 740 (e.g., when recognizing and measuring current and deferred taxes) based on the provisions of the tax laws that were in effect immediately prior to the Jobs Act being enacted until a reasonable estimate can be determined.

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2017 that have had or are expected to have an impact on our financial statements.

Results of Operations:

	Year Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016
Revenue, net	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—
Operating expenses:
Research, and development	3,539,656	4,754,650	815,307	1,775,875
General and administrative	3,178,662	3,787,855	597,076	932,033

Total operating expenses	6,718,318	8,542,505	1,412,383	2,707,908

Loss from continuing operations	(6,718,318)	(8,542,505)	(1,412,383)	(2,707,908)
Other income (expense):
Interest income	10,221	40,090	3,450	17,536
Interest expense	(216,328)	(4,116)	(51,768)	(1,169)
Local business tax	(3,098)	(4,798)	(110)	(1,220)
Changes in derivative liability	188,726	—	—	—
Other income	7,272	14,013	78	8,578

Total other income (expense), net	(13,207)	45,189	(48,350)	23,725

Loss from continuing operations before income taxes	(6,731,525)	(8,497,316)	(1,460,733)	(2,684,183)

Income tax benefit	—	—	—

Net loss from continuing operations	(6,731,525)	(8,497,316)	(1,460,733)	(2,684,183)

Discontinued operations
Profit from operations of discontinued component	—	30,268	—	9,386
Gain on sale of discontinued operations	—	1,453,744	—	—
Income tax benefit	—	—	—	—

Profit from discontinued operations	—	1,484,012	—	9,386

Net Loss	$(6,731,525)	$(7,013,304)	$(1,460,733)	$(2,674,797)

For the Three Months Ended December 31, 2017 and 2016

Research and Development. Research and development expenses were $815,307 for the three months ended December 31, 2017 compared to $1,775,875 in the same period in 2016; a decrease of $960,568, or 54.09%. This decrease was primarily due to decreases in costs associated with work under the ECC’s, salary and salary related costs, postage and delivery, insurance, and patents costs of $734,726, $210,759, $5,713, $5,255, and $5,107, respectively.

General and Administrative. General and administrative expenses were $597,076 for the three months ended December 31, 2017 compared to $932,033 in the same period in 2016; a decrease of $334,957, or 35.94%. This decrease was primarily due to decreases in salary and salary related costs, consultant, non-employee stock based compensation expense, and board of director costs of $191,066, $109,398, $24,785, and $10,125, respectively.

Other Income (Expense). Other income (expense) was $(48,350) for the three months ended December 31, 2017 compared to $23,725 in the same period in 2016; a change of $72,075. The net change was primarily attributable to a decrease in interest income of $14,086, an increase in interest expense of $50,599 due to increased levels of borrowing in 2017 and an increase in miscellaneous income of $8,500.

Discontinued Operations. On June 22, 2016, we sold the assets constituting our consumer probiotic business and as such have accounted for such business as a discontinued operation. Profit from discontinued operations was $-0- for the three months ended December 31, 2017 compared to $9,386 for the three months ended December 31, 2016.

For the Years Ended December 31, 2017 and 2016

Research and Development. Research and development expenses were $3,539,656 for the year ended December 31, 2017 compared to $4,754,650 for the year ended December 31, 2016; a decrease of $1,214,994, or 25.6%. This decrease was primarily due to decreases in costs associated with work under the ECC’s, salary and salary related costs, patents, insurance, and postage and delivery, costs of $807,361, $361,989, $23,793, $15,556, and $8,429, respectively.

General and Administrative. General and administrative expenses were $3,178,662 for the year ended December 31, 2017 compared to $3,787,855 for the year ended December 31, 2016; a decrease of $609,193 or 16.1%. This decrease is due to decreases in non-employee stock based compensation expense, legal, salary and salary related costs, board of director costs, rent and utilities, and travel and entertainment costs of $213,751, $167,694, $100,464, $87,749, $25,205, and $23,438 respectively.

Other Income (Expense). Other income (expense) was $(13,207) for the year ended December 31, 2017 compared to $45,189 for the year ended December 31, 2016; a change of $58,396. The net change was primarily attributable to a decrease in interest income of $29,869, an increase in interest expense of $212,212 due to increased levels of borrowing in 2017 and an increase in changes in a derivative liability of $188,726.

Discontinued Operations. On June 22, 2016, we sold the assets constituting our consumer probiotic business and as such have accounted for such business as a discontinued operation. Profit from discontinued operations was $-0- for the year ended December 31, 2017 compared to $30,268 for the year ended December 31, 2016.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2017	2016
Net cash used in operating activities	$(6,363,853)	$(7,075,085)
Net cash provided by investing activities	-0-	1,675,019
Net cash provided by financing activities	8,449,378	4,451,484

Net increase (decrease) in cash and cash equivalents	$2,085,525	$(948,582)

During the years ended December 31, 2017 and 2016, our operating cash flows from discontinued operations used cash of $-0- and $54,155 respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $6,294,650 and $2,878,261 as of December 31, 2017 and 2016, respectively.

Additional details of our financing activities for the periods reflected in this report are provided below:

Financings

The June 30, 2016 Private Placement

One June 30, 2016, we closed on a private placement of 904,568 shares of our common stock to three accredited investors. The investors in the private placement included some of our current shareholders, the Koski Family Limited Partnership (“KFLP”), Intrexon Corporation, as well as our Chairman, Dr. Frederick Telling. Approximately $4.667 million was raised of which $2 million was payable under a note payable by the KFLP which was due on or before September 30, 2016. The note accrued interest at 3% per annum. The purchase price per share of the common stock sold in the private placement was $5.15, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE MKT, on June 29, 2016 as required by NYSE listing standards. We will use the net proceeds, after payment of offering expenses, for the funding of research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. The amendment extended the maturity date on the remaining balance of the note payable to, on or before, December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum commencing on the date of the amendment. On December 29, 2016, the KFLP made a payment of $1,000,000 which was applied to accrued interest and then to the outstanding principal balance. The remaining balance of the Note was paid in full in January of 2017.

The May 2017 Series A Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of 1,200,000 shares of Series A Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The Series A Preferred Stock is convertible into 1,200,000 shares of our Common Stock. The purchase price per share of the Series A Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,520 shares of Common Stock (the “Series A Warrants”). The Series A Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and have an exercise price of $3.10 per share. Proceeds from the Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

In connection with the issuance and sale of the Series A Preferred Stock and Warrants, we granted certain demand registration rights and piggyback registration rights with respect to the shares of our Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

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

The May 2017 Intrexon Debt Financing and ECC Amendment

On May 10, 2017, concurrently with the above referenced Series A Preferred Stock Financing, we entered into Note Purchase Agreement with Intrexon pursuant to which the Company issued a $2,4000,000 unsecured non-convertible promissory note to Intrexon (the “Intrexon Note”) and amended the first milestone in our Oral Mucositis exclusive channel collaboration agreement (the “May Oral Mucositis ECC Amendment”) with Intrexon. The Intrexon Note matured in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note will be used to fund our AG013 research and clinical trials. In addition to, and as part of the Intrexon Note, we amended the first milestone payment on the Oral Mucositis ECC from a $2,000,000 payment upon first dosing of a patient to a $3,000,000 payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the Phase 2 clinical trial. Simultaneously with the amendment to the Oral Mucositis ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Intrexon reflecting the milestone amendment. The Intrexon Note was subsequently repaid in November 2017 through the issuance of Series C Preferred Stock (see below).

The November 2017 Series B Preferred Stock Financing

On November 8, 2017, we completed a private placement of $3,300,000 of Series B, Non-Voting, Convertible Preferred Stock (the “Series B Preferred Stock”) pursuant to a Securities Purchase Agreement with four existing shareholders who are accredited investors including, the Koski Family Limited Partnership, an entity affiliated with a director of the Company, (the “Series B Preferred Stock Financing”).

The full $3,300,000 of Series B Preferred Stock is convertible into 1,320,000 shares of our Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Series B Warrants”). The Series B Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and have an exercise price of $3.10 per share.

The Series C Preferred Stock Issuance and Intrexon Debt Conversion

Concurrently with the Series B Preferred Stock Financing, we entered into a Debt Conversion Agreement (the “Intrexon Debt Conversion Agreement”) with Intrexon pursuant to which Intrexon exchanged amounts owed by us to Intrexon under the Intrexon Note, and trade payables in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible, Redeemable Preferred Stock (the “Series C Preferred Stock”) issued by us to Intrexon pursuant to the Debt Conversion Agreement.

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate shall be subject to increase to twenty percent (20%) automatically, after May 10, 2019, if the Series C Preferred Stock is not earlier redeemed by us. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares of additional Series C Preferred Stock for the portion of 2017 the Series C Preferred Stock was outstanding.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

On July 24, 2017, the Company entered into a short-term note payable for $140,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and such payments are to be made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2018.

On March 10, 2017, we entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and such payments are to be made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 2, 2018.

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

Future Capital Requirements

Our capital requirements for 2018 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to only fund our operating plan through June 2018. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC, we will require additional capital.

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

Tax Loss and Credit Carryforwards

As of December 31, 2017 and 2016, we have net operating loss carryforwards of approximately $93,966,000 and $87,663,000, respectively, to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $2,016,000 and $1,875,000 as of December 31, 2017 and 2016, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2037 and 2027, respectively. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 private placement transaction with the Koski Family Limited Partnership, or KFLP, in June 2009. Subsequent to this event, we again exceeded the 50% threshold when we executed transactions with Intrexon in December 2013. As a result, our loss carryforwards incurred from July 2009 through December 2013 will be limited to approximately $3,540,000 per year. Our historical loss carryforwards through June 2009 will be limited to approximately $417,000 per year. We anticipate that this will effectively limit our ability to utilize our historical loss carryforwards through June 2009 to an aggregate amount of approximately $6,285,000 over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. We also anticipate that this limitation will effectively cause all of our tax credit carryforwards through June 2009 to expire unused. We do not anticipate that the December 2013 limitation will cause any of our loss carryforwards or tax credits incurred July 2009 through December 2013 to expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after December 2013 are expected to add to our loss carryforwards and to be fully available to us.

On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. One of the provisions of the new tax law reduces the U.S. federal corporate tax rate from 35% to 21%. The Company remeasured certain deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Jobs Act and refining its calculations, which could potentially affect the measurement of this balance or potentially result in new deferred tax amounts. Any change in the Company’s reasonable estimates of the impact of the Jobs Act will be included in the reporting period in which the change is identified in accordance with SAB Topic 5 EE. The provisional amount recorded related to the remeasurement of our deferred tax balance was $10,055,163.

At December 31, 2017 and 2016, we recorded a 100% valuation allowance against our deferred tax assets of approximately $23,732,000 and $33,787,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

The Financial Statements are incorporated herein by reference to pages F-1 to F-25 at the end of this report and the supplementary data is not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms. Management believes that, existing controls were effective and operating properly as designed. During 2017, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

Annual Meeting—Shareholder Director Nominations. The Board of Directors of the Company has established June 22, 2018, as the date of the Company’s 2018 Annual Meeting of Shareholders (the “2018 Annual Meeting”). Because the date of the 2018 Annual Meeting has advanced by more than 30 days from the anniversary date of the Company’s 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing shareholders of such change. The record date, time and location of the 2018 Annual Meeting will be as set forth in the Company’s proxy statement for the 2018 Annual Meeting.

Because the date of the 2018 Annual Meeting has been changed by more than 30 days from the anniversary of the 2017 Annual Meeting of Shareholders, a new deadline has been set for submission of proposals by Shareholders intended to be included in the Company’s 2018 proxy statement and form of proxy. Proposals to be included in the Company’s proxy statement for the 2018 Annual

Meeting in accordance with Rule 14a-8 under the Exchange Act, must be received by the Company on or before March 10, 2018, which the Company believes is a reasonable time before it expects to begin to print and send its proxy materials. Shareholders must deliver the proposals or nominations to the Company’s principal executive offices at the following address: Oragenics, Inc., Attn: Corporate Secretary, 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our Board of Directors, executive officers, and key employees are as follows:

Name	Age	Position
Dr. Frederick W. Telling, Ph.D.	66	Chairman and Director
Alan Joslyn, Ph.D	59	President, Chief Executive Officer and Director
Charles L. Pope	65	Director
Dr. Alan W. Dunton, M.D.	63	Director
Robert C. Koski	58	Director
Michael Sullivan	61	Chief Financial Officer, Secretary and Treasurer
Dr. Martin Handfield	46	Senior Vice President Discovery Research

Directors of the Company

Dr. Frederick W. Telling. Dr. Telling was elected Chairman of the Board of Directors on February 4, 2011. He has served as a Director since June 2010. Dr. Telling retired from Pfizer Inc. in June 2007 after 30 years of service. At Pfizer Dr. Telling served as its Corporate Vice President and Vice President of Corporate Strategic Planning and Policy. Dr. Telling also serves as a director, the Chair of the Compensation Committee and a member of the Audit Committee at CTI BioPharma, Corp. (NASDAQ: CTIC), a public company based in Seattle, Washington. Dr. Telling also serves on the boards of various civic and non-profit organizations. Dr. Telling holds a B.A. degree in History and Economics from Hamilton College and a MA degree in Industrial and Labor Relations and a PhD in Economics and Public Policy from Cornell University.

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

Dr. Alan W. Dunton. Dr. Dunton has served as a Director since April 2011. Dr. Dunton is the Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a privately-held pharmaceutical company headquartered in Stamford, Connecticut. Dr. Dunton is the principal owner of Danerius, LLC, a biotechnology consulting company which he founded in 2006. From January 2007 until March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. He was the non-Executive Chairman and Director of EpiCept, Inc. (OTC MKTS: EPCT) a public biotechnology company developing products for cancer, pain and inflammatory conditions. In addition to Oragenics, he is currently a Director of the public biotechnology company, Palatin, Inc. (AMEX: PTN). He previously served as a Director of Sancilio and Company, MediciNova and Targacept, Inc. In 2005, Dr. Dunton served as the Non-Executive Chairman of the board of directors of ActivBiotics, Inc., a privately held biopharmaceutical company. Previously, he was the President and Chief Executive Officer of Metaphore Pharmaceuticals, Inc. from 2003 until 2006, when it merged with ActivBiotics. From 2004 until 2005, Dr. Dunton served as a member of the board of directors of Vicuron Pharmaceuticals until it was acquired by Pfizer, Inc. In 2002, Dr. Dunton served as President, Chief Operating Officer and a director of Emisphere Technologies, Inc., a biopharmaceutical company. From 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. From 1999 to 2001, Dr. Dunton was President and Managing Director of The Janssen Research Foundation, a Johnson & Johnson company. From 1998 to 1999, he served as Group Vice President of Global Clinical Research and Development of Janssen. Prior to joining Janssen, Dr. Dunton was Vice President of Global Clinical Research and Development at the R.W. Johnson Pharmaceutical Research Institute, also a Johnson & Johnson company. Prior to joining Johnson & Johnson, Dr. Dunton held positions in clinical research and development at Syntex Corporation, CIBA-GEIGY Corporation and Hoffmann La Roche Inc. Dr. Dunton holds a MD degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

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

Executive Management

We are led by a team of executives that are chosen by the Board of Directors. Currently, we have two executive officers, set forth below is biographical information for executive officers and certain identified key employees.

Alan F. Joslyn, Ph.D. The biography of Dr. Joslyn is included above under Directors of the Company.

Michael Sullivan. Mr. Sullivan, age 61, has served as our Interim Principal Executive Officer from October 30, 2014 until June 5, 2016 and served as our Chief Financial Officer, Secretary and Treasurer since February 6, 2012. Mr. Sullivan has held senior level financial positions for several publicly and privately held businesses including Utek Corporation, eANGLER, and HSN Direct International Limited. Most recently, he was the Group Financial Officer for the Investigative Services and Litigation Consulting Services segment of First Advantage Corporation a firm specializing in talent acquisition solutions where he streamlined the employee recruitment process. Mr. Sullivan is a Florida Certified Public Accountant. He graduated from the Florida State University with a Bachelor of Science in Accounting and a Master of Business Administration.

Key Employee

Dr. Martin Handfield. Dr. Handfield, age 46, is, the Company’s Senior Vice President Discovery Research and previously has served as our Director of Research and Development. Dr. Handfield has served the Company since January 2009. Prior to joining our Company, Dr. Handfield held a position as Tenured Associate Professor at the Center for Molecular Microbiology and the Department of Oral Biology at the University of Florida College of Dentistry, where he co-invented IVIAT and co-founded ivi Gene Corp. and Epicure Corp. to commercialize this and related technologies. Dr. Handfield holds a B.S. degree in Biochemistry, and a MS degree and PhD in Microbiology and Immunology from the Université Laval College of Medicine in Canada, and did postdoctoral training at the University of Florida.

Our executive officers serve at the pleasure of our Board of Directors until their successors are elected or qualified and subject, in certain cases to employment agreements we have entered into with our officers. Our Chief Executive Officer and President Dr. Alan Joslyn and Mr. Sullivan, our Chief Financial Officer and Dr. Handfield, our Senior Vice President of Discovery Research, each have employment agreements with us. See “Executive Compensation—Employment Contracts and Change in Control Arrangements.”

Board of Directors and Committees

Our property, affairs and business are under the general management of our Board of Directors as provided by the laws of the State of Florida and our Bylaws.

The Board of Directors conducts its business through meetings of the full Board and through committees of the Board. The Board of Directors has appointed standing Audit, Compensation and Nominating and Governance Committees of the Board of Directors.

The Board periodically reviews the size of the Board and recommends any changes it determines to be appropriate given our needs. Under our Bylaws, the number of members on the Board may be increased or decreased by resolution of the Board.

Independence of Directors

Our common stock is listed on a national securities exchange, the NYSE American. Accordingly, in determining whether our Directors are independent, we are required to comply with the rules of the NYSE American. We also expect to continue to comply with securities and other laws and regulations regarding the independence of directors, including those adopted under Section 301 of the Sarbanes-Oxley Act and Rule 10A-3 under the Securities and Exchange Act of 1934 with respect to the independence of Audit Committee members. The NYSE American listing standards define an “independent director” generally as a person, other than an officer of a company, who does not, in the view of the company’s Board of Directors, have a relationship with the company that would interfere with the director’s exercise of independent judgment. The Board has affirmatively determined that each of the following directors, constituting a majority of the Board, is independent within the meaning of the NYSE MKT listing standards:

Dr. Frederick W. Telling

Charles L. Pope

Dr. Alan Dunton

Such independence definition includes a series of objective tests, including that the director is not an executive officer employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NYSE American listing standards, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of June 24, 2016 the Board determined that Robert Koski no longer met the NYSE requirements for independence as a result of the Company’s sale of its consumer probiotic business to ProBiora Health, a company owned and controlled by, Christine Koski, a former director, and sister of Robert Koski.

Audit Committee Financial Expert

The Audit Committee members currently consist of Mr. Charles Pope, Dr. Frederick Telling and Dr. Alan Dunton with Mr. Pope serving as Chairman. The Board has affirmatively determined that each such person met the independence requirements for audit committee purposes based on the more stringent independence standards imposed by applicable NYSE American and SEC rules. In addition, the Board of Directors has determined that Mr. Pope is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. In March 2004, the Audit Committee adopted a written charter which was modified on April 24, 2007 and on December 29, 2009. The Company believes that its Audit Committee Charter complies with the requirements related to Sarbanes-Oxley and a current copy of the Audit Committee Charter is available on our website http://ir.oragenics.com/governance-docs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The Director compensation program for 2017 consisted of the following:

Non-employee directors

Cash Compensation. The Director compensation program for 2017 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000 and $10,000, respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are to be paid on or before the last business day of each quarter.

The Board is expecting to meet in-person for a minimum of four meetings each year. To the extent, the Board meets in excess of six in-person meetings an additional per meeting fee would also be considered to be paid to each director by the Board for such additional in-person meeting. To the extent the Board determines to establish a special committee or a special committee was previously established and continues to function, the Board would determine the cash compensation payable to each director serving on any such special committee.

Equity Compensation. Equity compensation is issued to directors upon joining our Board. Non-employee directors receive a stock option for the purchase of 500 shares of our common stock at an exercise price per share equal to the fair market value per share on date they became a Director, which will immediately vest and be exercisable for ten years, subject to early termination under the terms of the 2012 Equity Incentive Plan. In addition, as part of the Director Compensation Program each non-employee director receives an annual award of (i) 4,000 shares of restricted stock and (ii) an award of 8,000 stock options.

On February 9, 2017, consistent with the Director Compensation Program, the Board approved the award, to each of the Company’s non-employee directors, 4,000 restricted shares of Company common stock under the Company’s 2012 Equity Incentive Plan. The restricted shares vested evenly at the end of each calendar quarter in 2017.

In addition, and substantially consistent with the Director Compensation Program, on June 22, 2017, the Board approved stock option awards in the amount of 14,000, to each of the Company’s non-employee directors, under the Company’s 2012 Equity Incentive Plan at an exercise price of $3.70 per share, the closing price on the June 22, 2017, the date of grant. The Board determined to increase the annual award of options by 6,000 shares due to the significant amount of additional time the non-employee directors were required to spend on Company business and financing matters. The options are subject to time-based vesting in equal annual installments over a one-year period on the anniversary of the date of the grant, provided that the recipient remains a director of the Company through the vesting date. The stock option and restricted stock awards are subject to the standard terms and conditions of the Company’s form of stock option and restricted stock agreements which include earlier vesting upon a change in control of the Company.

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

Long-term Incentive Compensation. The Company did not have a long term incentive compensation plan in place in 2017 for its non-employee directors.

The following table sets forth the compensation of our non-employee Directors in 2017.

Director Compensation Table

Name	Fees earned or paid in cash(1)	Stock Awards (2)	Option awards(3)	All other compensation (4)	Total
Dr. Frederick W. Telling	$112,500	$30,800	$61,452	$—	$204,752
Robert C. Koski	$45,000	$30,800	$61,452	$—	$137,252
Charles L. Pope	$82,500	$30,800	$61,452	$—	$174,752
Dr. Alan W. Dunton	$70,000	$30,800	$61,452	$—	$162,252

(1)	Amounts represent cash compensation earned by Directors during 2017 in connection with their Board service.
(2)	As part of the Company’s non-employee Director compensation program, each non-employee Director was granted an award of 4,000 restricted shares of Company common stock under the Company’s 2012 Equity Incentive Plan, of which 1,000 restricted shares vested at the end of each calendar quarter in 2017. The grant date fair value of these shares was $7.70 per share.
(3)	As part of the Company’s non-employee Director compensation program, each non-employee Director was awarded 14,000 stock options in 2017, under the Company’s 2012 Equity Incentive Plan at an exercise price of $3.70 per share, the closing price on the June 22, 2017, the date of grant. Amounts represent the grant date fair value of options granted in 2015, 2016, and 2017. The options are subject to time-based vesting in equal annual installments over a one, two, or three year period on the first, second, and third anniversaries of the date of the grant, provided that the recipient remains a director of the Company through the vesting dates. As of the end of the year non-employee directors, Telling, Koski, Pope and Dunton have aggregate options to acquire, 30,500, 27,333, 30,500 and 30,500, respectively and there are no stock awards outstanding for any non-employee director.
(4)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board related meetings.

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

Consideration of Most Recent Shareholder Advisory Vote on Executive Compensation

The Compensation Committee also considers the results of the Company’s most recent shareholder advisory vote on executive compensation. At the 2017 Annual Meeting, the Company’s shareholders voted overwhelmingly in favor of the compensation of our named executive officers: approximately 83.7% of the shares represented in person or by proxy at the 2017 Annual Meeting, voted in favor of the program. In light of these results, the Compensation Committee decided to continue to include in the 2017 executive compensation program all of the features previously approved by the Company’s shareholders. The Board of Directors previously determined that future shareholder advisory votes on executive compensation will be submitted to shareholders of the Company annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

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

2017 Executive Compensation Components

For the fiscal year ended December 31, 2017, the principal components of compensation for the Company’s executive officers were:

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

Bonus

The Company typically establishes performance based bonus targets for its named executive officers, however, in the current year the Compensation Committee determined to forego specific performance targets and instead rely on of discretionary based bonuses for executive officers and employees in 2017. This determination was largely attributable to the Company’s primary need and focus on financing the Company. Any such awards would be made at the discretion of the Compensation Committee and subject to approval by our Board of Directors.

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

Other Benefits

Retirement Benefits. The Company maintains a Simple Individual Retirement Arrangement plan in which all full-time employees, including the Company’s named executive officers, are eligible to participate. The Company provides this plan to help its employees save some amount of their cash compensation for retirement in a tax efficient manner. The Company does not provide an option for its employees to invest in the Company’s stock under a 401k plan. The Company matches 100% of the employee’s contribution up to a maximum of 3% of the employee’s compensation.

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

Employment Agreements

During 2017, the Company had employment agreements in effect with Dr. Alan Joslyn, Mr. Michael Sullivan, and Dr. Martin Handfield. The Company entered into employment agreements with these officers to ensure that they would perform their respective roles with the Company for an extended period of time. In addition, the Company also considered the critical nature of each of their positions and the Company’s need to retain them when the Company committed to these agreements. See “Employment Contracts and Change in Control Arrangements.”

Bonus Plan 2017

The Company’ Bonus plan for 2017 for its named executive officers did not include specific performance based measures but instead was determined to be discretion based as determined by the Compensation Committee. The Compensation Committee did not take action in 2017 with respect to determining any discretionary bonuses for named officers in 2017.

2017 Compensation Decisions

The Company believes that the total compensation paid to its named executive officers for the fiscal year ended December 31, 2017 achieved the overall objectives of its executive compensation program. In accordance with its overall objectives, executive compensation for 2017 was competitive with other similarly-sized companies. The Compensation Committee took the following key compensation actions in 2017:

•	Determination of Annual Base Salaries

The Compensation Committee did not authorize or approve any changes in the annual salary for any of the Company’s named executive officers during 2017.

•	Determination of Equity Awards:

We made stock option grants to Dr. Joslyn, Mr. Sullivan, and Dr. Handfield of 14,000, 17,500, and 14,000 shares of common, respectively, under the Company’s 2012 Equity Incentive Plan at an exercise price of $3.70 per share, the closing price on the June 22, 2017, the date of grant. The options are subject to time-based vesting in equal annual installments over a three year period on the first, second, and third anniversaries of the date of the grant.

•	Determination of Discretionary Cash Bonus:

The Compensation Committee has yet to determine to award any discretionary based bonuses for the named executive officers pursuant to the terms of their employment agreements for 2017.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2017 and 2016 for services in all capacities paid or accrued by the Company to Dr. Alan Joslyn, Mr. Michael Sullivan, our Chief Financial Officer who also served as our interim principal executive officer through June of 2016, and our two next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2017 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
Dr. Alan Joslyn	2017	$350,000	$—	$2,462	$93,607	$10,500	$462,569
President and Chief Executive Officer	2016	$200,353	$91,500	$14,038	$79,666	$4,812	$390,369
Michael O. Sullivan	2017	$219,000	$—	$—	$84,974	$6,570	$310,544
Chief Financial Officer Interim Principal Executive Officer	2016	$219,000	$100,000	$—	$73,366	$6,570	$398,936
Dr. Martin Handfield	2017	$195,600	$—	$—	$15,948	$5,868	$217,416
Senior Vice President Discovery Research	2016	$195,600	$57,500	$—	$54	$5,868	$259,022

(1)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On June 22, 2017, Dr. Joslyn, Mr. Sullivan and Dr. Handfield were awarded stock options of 14,000, 17,500 and 14,000 shares, respectively under the 2012 Equity Incentive Plan. The exercise price for these options was $3.70 per share and was based on the closing price on the grant date. These options are subject to vesting in three annual installments of approximately 4,666, 5,833, and 4,666 shares, respectively, provided that each of Dr. Joslyn, Mr. Sullivan and Dr., Handfield continued their employment with the Company through such dates. Under SEC rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Fair values relating to share grants have been determined under ASC 718 and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes option pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with ASC 718. The stock-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant and the amounts included in the Option Awards column do not reflect compensation actually received by the named executive officers. For information on the assumptions used to calculate the fair value of stock option grants, refer to Footnote 8 - “Stock Compensation Plan” in our financial statements for the year ended December 31, 2017.
(2)	Amounts in this column for Dr. Joslyn, Mr. Sullivan and Dr. Handfield represent the Company’s matching contributions to our Simple IRA retirement plan. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned.

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

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2017:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Dr. Alan Joslyn	15,000	15,000	(1)	5.50	6/6/2026
President and Chief Executive Officer		14,000	(2)	3.70	6/22/2027
Michael O. Sullivan		17,500	(2)	3.70	6/22/2027
Chief Financial Officer	4,000			8.80	12/8/2024
	2,500			8.60	10/30/2024
	4,500			12.00	2/10/2022
	13,334	6,666	(2)	13.20	3/16/2025
Dr. Martin Handfield		14,000	(2)	3.70	6/22/2027
Senior Vice President of Discovery Research	4,000			8.80	12/8/2024
	1,500			104.00	9/18/2018
	1,250			54.00	12/1/2019
		428		54.00	12/1/2019
	250			54.00	12/1/2019
	1,680			15.00	9/27/2021
	15,000			13.20	3/16/2025

(1)	Represents awards that are time vested with each award vesting evenly on a six month basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
(2)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.

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

The employment agreement also provided for Dr. Joslyn to be granted equity awards under the Company’s 2012 Amended and Restated Equity Incentive Plan consisting of (i) stock options to purchase 30,000 shares of the Company’s common stock at an exercise price equal to $5.50 per share which stock options shall vest is six installments of 5,000 shares each every six months after June 6, 2016, provided that he has continued his employment with the Company through such dates, and (ii) 3,000 shares of restricted stock of the Company, vesting in two installments on the six month and twelve month anniversaries of June 6, 2016. All of the performance bonuses, as well as any equity awards which are granted to Dr. Joslyn or which become vested as a result of the satisfaction of financial performance goals of the Company, are subject to the Company’s policy on recoupment or clawback of executive incentive compensation.

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

On February 20, 2015, we entered into an amended and restated employment agreement, effective January 1, 2015, with Mr. Sullivan. The terms of Mr. Sullivan’s amended and restated employment agreement were substantially similar to those of the previous agreement disclosed above except for:

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

Name and address(1)	Number of shares beneficially owned	Percentage of ownership (2)
5% shareholders
Koski Family Limited Partnership(3)	2,265,648	41.2%
Randall J. Kirk (4)	1,548,165	31.4%
Directors and officers
Alan Joslyn (5)	27,667	*
Robert C. Koski(3)(6)	2,013,627	36.6%
Charles L. Pope(7)	54,608	*
Dr. Alan Dunton(7)	47,761	*
Dr. Frederick W. Telling(7)	166,038	3.0%
Michael Sullivan(8)	51,089	*
(All Directors and officers as a group 6 persons) (9)	2,360,109	41.8%

*	Beneficial ownership percentage is less than 1%.
(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 31, 2016, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 4,928,335 shares of the Common Stock outstanding as of February 10, 2017. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Based upon information provided by the Koski Family Limited Partnership, or KFLP, in the amendment to its Schedule 13D filing with the SEC on February 14, 2018 and Form 4 filing of November 13, 2017, includes (i) 1,286,483 shares held directly by the KFLP, and (ii) 157,254 shares held directly by KFLP partner Christine Koski, (iii) 104,789 shares held directly by KFLP partner Robert Koski, (iv) 2,800 shares held directly by KFLP partner Koski Management, Inc. (solely owned by Beverly Koski), (v) 91,967 shares held directly by KFLP partner, Thomas Koski, and (vi) 53,086 shares held in trusts which Robert Koski serves as sole trustee (See Note 6 below), (vii) 27,333 option shares able to be acquired upon the exercise of currently exercisable stock options granted pursuant to our Director Compensation program to Robert Koski through June 22, 2018, (viii) 300,000 shares able to be acquired by the KFLP upon conversion of Series B Convertible Preferred Stock, and (ix) 241,936 shares able to be acquired by the KFLP upon exercise of warrants. Christine L. Koski, Robert C. Koski, Thomas L. Koski and Beverly Koski (as sole owner of Koski Management, Inc.) share voting and investment powers as general partners of the KFLP. The address for the KFLP is 3525 Turtle Creek Boulevard, Unit 19-B, Dallas, Texas 75219.
(4)	Based upon information provided by Schedule 13D filings with the SEC, dated June 12, 2012, August 3, 2012, October 2, 2013, November 2, 2013, December 26, 2013 and November 13, 2017 and Form 4 dated July 5, 2016 the number of shares includes (i) 1,448,109 shares owned directly by Intrexon Corporation (“Intrexon”) that is controlled by Mr. Randal J. Kirk, and (ii) 100,056 shares owned directly by NRM VII Holdings, I, LLC, a Virginia Limited Liability Company that is also controlled by Mr. Kirk. Mr. Kirk is the Chairman and Chief Executive Officer of Intrexon and over which Mr. Kirk, directly and through certain affiliates, has voting and dispositive power of a majority of the outstanding capital stock. Mr. Kirk may therefore be deemed to have voting and dispositive power over the 100,056 shares of common stock owned by NRM Holdings and the 1,448,109 shares of common stock owned by Intrexon. Mr. Kirk disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Mr. Kirk’s principal business office is The Governor Tyler, 1881 Grove Avenue, Radford, Virginia 24141. Intrexon’s address as reflected in Schedule 13D is 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

(5)	Includes 24,667 shares able to be acquired pursuant to currently exercisable stock options and excludes 19,334 shares subject to options that vest thereafter.
(6)	In addition to the shares reflected as directly owned by the KFLP, described in Note 3, the share amounts also includes: (i) 104,789 shares owned directly by Mr. Koski, and (ii) 53,086 shares owned directly by trusts for which Mr. Koski serves as sole trustee as follows: the Robert Clayton Koski Trust for the benefit of Anthony James Hunter (10,760 shares); The Robert Clayton Koski Trust for the benefit of Hunter Buchanan Koski (10,760 shares); The Robert Clayton Koski Trust for the benefit of Clayton Ward Bennett (10,000 shares); and The Robert Clayton Koski Trust for the benefit of Robert Edward Koski (10,760 shares) and the Robert Clayton Koski Trust for the benefit of Elyse Margaux Koski (10,806 shares).
(7)	Includes: (i) 30,500 option shares able to be acquired upon the exercise of currently exercisable stock options granted pursuant to our Director Compensation program.
(8)	Includes 36,834 shares able to be acquired pursuant to currently exercisable stock options through June 22, 2018 and excludes 116,667 shares subject to options that vest thereafter.
(9)	Excludes 157,254 shares owned directly by Christine Koski, 2,800 shares owned directly by Koski Management, Inc. (solely owned by Beverly Koski), and 91,967 shares owned directly by Thomas Koski, which are not directors or employees of the Company, but are general partners of the KFLP. If such shares were included the beneficial ownership percentage of the group would be 46.3%.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Equity Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2017 with respect to the 2012 Equity Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	260,633	$9.00	264,617
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—

Total:	260,633	$9.00	264,617

(1)	The Company does not have any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

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

In November of 2017 we amended the Lantibiotic ECC to: (i) consolidate the development milestone payments into one payment of $25,000,000, being due six months after receiving FDA approval of a New Drug Application, (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue, (iii) reduce the royalty rate from 25% of Product Profit to 10% of Net Sales, (iv) revise the form of milestone payments from being share based or cash at our election to only cash, and (v) commit that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was expended for the advancement of the Lantibiotic Program.

Pursuant to the terms of the amendment, we will pay Intrexon on a quarterly basis 10% of Net Sales derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis and we will pay Intrexon on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

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

Our obligation to pay 10% of Net Sales, 25% of sublicensing revenue and the milestone payments described below with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

In addition, in partial consideration for each party’s execution and delivery of the Lantibiotic ECC, we entered into a Stock Issuance Agreement with Intrexon. Pursuant to the Stock Issuance Agreement, we issued to Intrexon 439,243 shares of our common stock as an initial technology access fee, in consideration for the execution and delivery of the Lantibiotic ECC and granted Intrexon certain equity participation rights and registration rights.

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

In November of 2017, the Stock Issuance Agreement and the Lantibiotic ECC were amended. Under the terms of the amendment, the Company has agreed to make certain payments, in cash, to Intrexon upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

(i)	a one-time payment of twenty five million United States dollars ($25,000,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

(ii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Indication Milestone Event meaning receiving approval from the FDA of a Supplemental FDA Application (or an equivalent filing with another equivalent regulatory agency) which Supplemental FDA Application sought approval of an indication for use of the Oragenics Product other than the current regulatory-approved indication; and

(iii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Product Milestone Event meaning receiving approval from the FDA of a New Product Application that is deemed to be a different drug product that the first Oragenics Product that was clinically pursued under the Lantibiotics Program.

On July 21, 2016, the Lantibiotics ECC was amended to revise the definition of Field in view of a provisional patent application filing between Intrexon and Oragenics and to further clarify Oragenics’ rights under the Lantibiotic ECC to genetically modified Streptococcus mutans that express Lantibiotic(s).

During the year ended December 31, 2017 we paid cash of $594 and issued Series C Preferred Stock with a value of $1,188, and during the year ended December 31, 2016, we paid cash of $548,994, to Intrexon relating to work performed under the Lantibiotics ECC.

September 2013-The Probiotics Exclusive Channel Collaboration Agreement with Intrexon

On September 30, 2013, the Company entered into the exclusive “channel collaboration” agreement with Intrexon in which the Company will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified cells, DNA vectors and in vivo control of expression (the “Technology”) for the development and commercialization of probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus, including, but not limited to, aphthous stomatitis and Behcet’s disease (collectively, the “Live Biotherapeutics Products ECC”).

The Probiotics ECC granted the Company an exclusive worldwide license to utilize Intrexon’s Technology to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus (“Company Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Company Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.

In partial consideration for each party’s execution and delivery of the Probiotics ECC, on September 30, 2013 the Company entered into a Stock Purchase and Issuance Agreement and a First Amendment to the Stock Purchase and Issuance Agreement (collectively the “SPIA”) with Intrexon. Pursuant to the SPIA, the Company paid Intrexon an up-front technology access fee of $6,000,000 (the “Technology Access Fee”) in consideration for the execution of the Probiotics ECC. The Technology Access Fee was paid to Intrexon by the Company through the (i) issuance of 134,800 (at $30.00 per share) shares of the Company’s common stock (the “Technology Access Shares”), and (ii) a convertible promissory note in the amount of $1,956,000 which was payable, at the Company’s option, in cash or shares of Company common stock (the “Convertible Note”). The Convertible Note matured on December 31, 2013 and required the Company to obtain shareholder approval prior to conversion of the Convertible Note. The conversion price was equal to the closing price per share of the Company’s common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, the Company issued to Intrexon 69,825 shares of Company common stock in connection with the conversion of the Convertible Note. The Note was payable to Intrexon, at the Company’s option, in cash or shares of Company common stock prior to the maturity date of December 31, 2013 and the conversion price was equal to the closing price on the NYSE MKT of the Company’s common stock on the last trading day immediately prior to the date of conversion which was $28.20 per share.

On September 30, 2013 the Company also sold to Intrexon 1,300 shares of the Company’s common stock at a price per share of $30.00 for gross proceeds of $3,900,000. The proceeds from this sale of common stock were used for development of the Company’s key initiatives relating to the Probiotics Program, and general corporate purposes.

On September 30, 2015, the Company and Intrexon mutually agreed to terminate the Live Biotherapeutic Products ECC. The termination of the Live Biotherapeutic Products ECC was to enable Oragenics to focus its resources on the lantibiotic and oral mucositis programs.

During the year ended December 31, 2016 and 2015, we paid $0 and $195, respectively, to Intrexon relating to work performed under the Live Biotherapeutics ECC.

June 2015-The Oral Mucositis Exclusive Channel Collaboration Agreement with Intrexon and Intrexon Actobiotics NV

On June 9, 2015, we entered into an Oral Mucositis ECC with Intrexon and Actobiotics, a wholly-owned subsidiary of Intrexon, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the Oral Mucositis ECC, we and Intrexon also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Intrexon upon the achievement of designated milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock. The convertible note, including accrued interest, was repaid in December 2015 through the issuance of 338,101 shares of our common stock.

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

The Oral Mucositis ECC grants us an exclusive worldwide license to utilize Intrexon’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Intrexon) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder.

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

In November of 2017 we amended the Oral Mucositis ECC to: (i) consolidate the development milestone payments into one payment of $27,500,000 being due within six months after receiving FDA approval of a New Product Application; (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue; and (iii) revise the field in which we have exclusive rights to our Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that we have an exclusive for the treatment of Oral Mucositis in humans regardless of etiology.

Pursuant to the terms of the Oral Mucositis ECC, as amended, we are obligated to pay Intrexon on a quarterly basis 12% of the net sales derived from the sale of products developed from the exclusive channel collaboration. We are also obligated to pay Intrexon on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

We have agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Oral Mucositis ECC) or materials that are Actobiotics IP (as defined in the Oral Mucositis ECC), (iii) our breach of a material representation, warranty or covenant in the Oral Mucositis ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

We may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Oral Mucositis ECC if we breach and fail to cure the breach within 60 days or we do not pursue development of a Superior Therapy identified by Intrexon that is a “Superior Therapy” as defined in the Oral Mucositis ECC.

Upon termination of the ECC, we may continue to develop and commercialize any Oragenics Product that, at the time of termination that satisfies at least one of the following criteria:

(i)	the particular Oragenics Product is being sold by the Company triggering profit sharing payments under the Oral Mucositis ECC to Intrexon;

(ii)	the particular Oragenics Product has received regulatory approval;

(iii)	the particular Oragenics Product is a subject of an application for regulatory approval in the Field covered by the ECC that is pending before the applicable regulatory authority;

(iv)	the particular Oragenics Product is AG013, and such Oragenics Product has been the subject of at least one completed Phase 2 clinical trial (as such is defined by relevant FDA guidelines) during the Term; or

(v)	the particular Oragenics Product other than AG013 and such Oragenics Product is the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field.

Our obligation to pay 12% of net sales, 25% of sublicensing revenue and the milestone payments described below with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Oral Mucositis ECC.

In November of 2017, the Stock Issuance Agreement and the Oral Mucositis ECC were amended. Under the terms of the amendment, the Company has agreed to make certain payments to Intrexon upon our achievement of designated milestones in the form of shares of our Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate our financial statements with Intrexon’s financial statements, or at our option make a cash payment to Intrexon. The milestone events and amounts payable are as follows:

(i)	a one-time payment of twenty seven million five hundred thousand United States dollars ($27,500,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

(ii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Indication Milestone Event meaning receiving approval from the FDA of a Supplemental FDA Application (or an equivalent filing with another equivalent regulatory agency) which Supplemental FDA Application sought approval of an indication for use of the Oragenics Product other than the current regulatory-approved indication; and

(iii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Product Milestone Event meaning receiving approval from the FDA of a New Product Application that is deemed to be a different drug product that the first Oragenics Product that was clinically pursued under the Lantibiotics Program.

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2017.

During the year ended December 31, 2017 we paid cash of $524,026 and issued Series C Preferred Stock with a value of $763,189, and during the year ended December 31, 2016, we paid cash of $932,645, to Intrexon under the Oral Mucositis ECC to develop and commercialize AG013.

Effective January 1, 2018, Intrexon assigned its interest in the Oral Mucositis ECC and Stock Issuance Agreement (excluding Intrexon’s standstill obligation) to its wholly owned subsidiary, ActoBio Therapeutics, Inc.

Repayment of Intrexon Convertible Note

On December 1, 2015, the Company issued to Intrexon 338,101 shares of the Company’s common stock in connection with the conversion of the Convertible Note and accrued interest previously issued by the Company to Intrexon on June 9, 2015 as partial consideration for the Technology Access Fee required by the Oral Mucositis Exclusive Channel Collaboration Agreement. The Convertible Note was payable to Intrexon, at the Company’s option, in cash or shares of Company common stock prior to the maturity date of December 31, 2015 and the conversion price was equal to the closing price on the NYSE MKT of the Company’s common stock on the last trading day immediately prior to the date of conversion which was $15.00 per share.

The June 30, 2016 Private Placement

One June 30, 2016, the Company closed on a private placement of 904,568 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP (581,508 shares) and Intrexon Corporation (“Intrexon”) (226,142 shares), as well as the Company’s Chairman, Dr. Frederick Telling (96,918 shares). Approximately $4.667 million was raised of which $2,000,000 was payable by the KFLP under a note payable on or before September 30, 2016. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. In addition, the amendment extended the maturity date on the remaining principal balance of the note payable to December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum. On December 29, 2016, the KFLP made a payment of $1,000,000 which was first applied to accrued interest and then to the outstanding principal balance. The note was paid in full in March of 2017. The private placement was approved by the Company’s audit committee and disinterested directors.

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

During the twelve months ended December 31, 2017 and 2016, we received $10,388 and $26,333, respectively, from ProBiora Health under our Transition Services, sublease, and fulfillment services agreements with ProBiora Health.

Intrexon Debt Conversion into Series C Non-Convertible Stock and ECC Amendments

In November of 2017, the Company entered into a Debt Conversion Agreement (the “Intrexon Debt Conversion Agreement”) with Intrexon pursuant to which Intrexon exchanged a $2.4 million unsecured non-convertible promissory note previously issued by the Company to Intrexon (the “Intrexon Note”), the accrued interest on the Intrexon Note and trade payables owed by the Company (collectively the “Debt”) in the aggregate amount of approximately $3.4 million for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Non-Convertible Preferred Stock”) issued by the Company to Intrexon. The Series C, Non-Voting, Non-Convertible, Preferred Stock have a stated value of $33,847 per share. These shares have an accruing dividend of 12% per year. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 the Series C Preferred was outstanding. The accruing dividend increases to 20% per year after May 10, 2019. The Intrexon Debt Conversion Agreement includes customary representations, warranties and covenants.

Simultaneously with the Intrexon Debt Conversion Agreement, the Company and Intrexon amended the Oral Mucositis ECC and the Oral Mucositis Stock Issuance Agreement, and the Lantibiotic ECC and Lantibiotic ECC Stock Issuance Agreement as described above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Mayer Hoffman McCann P.C. (“MHM”), in the categories indicated during each of the past two fiscal years ended December 31:

Services Rendered	2017	2016
Audit Fees(1)	$130,500	$146,625
Audit-Related Fees(2)	—	—
Tax Fees(3)	9,000	9,450
All Other Fees(4)	—	—

	$139,500	$156,075

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the SEC, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.
(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.
(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	All Other Fees. There were no other fees paid to MHM.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-26.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

Exhibits required by Item 601 of Regulation S-K are submitted (or incorporated by reference) and listed in a separate section herein immediately following the F pages under the heading “Exhibit Index” and are incorporated herein by reference by reference. No exhibits in addition to those previously filed or listed in item 15(a) (3) and filed herein.

(c)	Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate [New One add] and update	S-1/A	333-169031	4.0	10/05/10

10.1	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.2	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

10.3	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.4	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Fifth Amendment to the Antimicrobial Polypeptide License Agreement dated April 19, 2013	8-K	001-32188	10.1	4/23/13

10.7	License Agreement by and between Oragenics Inc. and Texas A&M University System dated December 20, 2011	10-K	001-32188	10.28	4/16/12

10.8	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012 (“Lantibiotic ECC”).*	8-K	001-32188	10.1	6/11/12

10.9	Amendment No. 1 to the Lantibiotic ECC between Oragenics, Inc. and Intrexon Corporation dated July 21, 2016.	10Q	001-32188	10.10	8/15/16

10.10	Amendment No. 2 to the Lantibiotic ECC between Oragenics, Inc. and Intrexon Corporation dated November 8, 2017.	8-K	001-32188	10.6	11/9/17

10.11	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012 (“Lantibiotic SIA”).	8-K	001-32188	10.2	6/11/12

10.12	Amendment to Lantibiotic SIA by and between Oragenics, Inc. and Intrexon Corporation dated as of November 8, 2017.	8-K	001-32188	10.8	11/9/17

10.13	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015 (“Oral Mucositis ECC”).*	8-K	001-32188	10.1	7/11/15

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.14	Amendment No. 1 to the Oral Mucositis ECC between Oragenics, Inc. and Intrexon Corporation dated May 10, 2017.	8-K	001-32188	10.4	5/11/17

10.15	Amendment No. 2 to the Oral Mucositis ECC between Oragenics, Inc. and Intrexon Corporation dated November 8, 2017.	8-K	001-32188	10.11	11/9/17

10.16	Notice of Assignment of Exclusive Channel Collaboration Agreement between Oragenics, Inc. and Intrexon Corporation, effective January 1, 2018.					X

10.17	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015 (“Oral Mucositis SIA”).*	8-K	001-32188	10.2	7/11/15

10.18	Amendment No. 1 to Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation dated as of May 10, 2017.	8-K	001-32188	10.5	5/11/17

10.19	Amendment No. 2 to Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation dated as of November 8, 2017.	8-K	001-32188	10.14	11/9/17

10.20	Notice of Assignment to Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation between Oragenics, Inc. and Intrexon Corporation, effective January 1, 2018.					X

10.21	Joinder to Assignment of Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation between Oragenics, Inc. and Intrexon Corporation, effective January 1, 2018.					X

10.22	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.23	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.24	2012 Equity Incentive Plan.+	8-K	001-32188	4.1	10/25/12

10.25	First Amendment to 2012 Equity Incentive Plan.+	8-K	001-32188	4.2	5/5/17

10.26	Second Amendment to 2012 Equity Incentive Plan.+	8-K	001-32188	4.3	12/29/17

10.27	Form of Employee Stock Option Agreement.+	10-K	001-32188	10.26	3/26/13

10.28	Form of Consultant Stock Option Agreement.+	10-K	001-32188	10.27	3/26/13

10.29	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.30	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	8-K	001-32188	10.2	3/18/15

10.31	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.32	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015.+	8-K	001-32188	10.1	2/25/15

10.33	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010.+	10-Q	001-32188	10.16	11/14/11

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.34	Executive Employment Agreement between the Company and Alan Joslyn dated effective June 6, 2016.+	8-K	001-32188	10.1	6/6/16

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2018

ORAGENICS, INC.

By:	/s/ Alan Joslyn
Alan Joslyn
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Oragenics, Inc., hereby constitutes and appoints Alan Joslyn and Michael Sullivan, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Joslyn	President and Chief Executive Officer	February 16, 2018
Alan Joslyn

/s/ Michael O. Sullivan Michael O. Sullivan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 16, 2018

/s/ Robert C. Koski	Director	February 16, 2018
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	February 16, 2018
Frederick W. Telling

/s/ Charles L. Pope	Director	February 16, 2018
Charles L. Pope

/s/ Alan W. Dunton	Director	February 16, 2018
Alan W. Dunton

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oragenics, Inc. (the Company) as of December 2017 and 2016, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming Oragenics, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, negative operating cash flows and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2005

February 16, 2018, Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets

Current assets:
Cash and cash equivalents	$6,166,143	$4,080,618
Prepaid expenses and other current assets	1,027,029	141,086

Total current assets	7,193,172	4,221,704
Property and equipment, net	21,659	87,462

Total assets	$7,214,831	$4,309,166

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$818,044	$1,277,066
Short-term notes payable	80,478	66,377

Total current liabilities	898,522	1,343,443

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 and 20,000,000 shares authorized; 12,000,000 and -0- Series A shares, 6,600,000 and -0- Series B shares, 100 and -0- Series C shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	6,309,608	—
Common stock, $0.001 par value; 45,000,000 shares authorized 4,928,335 and 4,912,335 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	4,928	4,912
Stock subscription receivable	—	(30,563)
Additional paid-in capital	101,402,570	97,660,646
Accumulated deficit	(101,400,797)	(94,669,272)

Total shareholders’ equity	6,316,309	2,965,723

Total liabilities and shareholders’ equity	$7,214,831	$4,309,166

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Revenue, net	$—	$—

Cost of revenue	—	—

Gross profit	—	—

Operating expenses:
Research and development	3,539,656	4,754,650
General and administrative	3,178,662	3,787,855

Total operating expenses	6,718,318	8,542,505

Loss from continuing operations	(6,718,318)	(8,542,505)

Other income (expense):
Interest income	10,221	40,090
Interest expense	(216,328)	(4,116)
Local business tax	(3,098)	(4,798)
Changes in derivative liability	188,727	—
Other income	7,271	14,013

Total other income (expense), net	(13,207)	45,189

Loss from continuing operations before income taxes	(6,731,525)	(8,497,316)

Income tax benefit	—	—

Net loss from continuing operations	$(6,731,525)	$(8,497,316)

Basic and diluted net loss per share from continuing operations	$(1.37)	$(1.90)

Shares used to compute basic and diluted net loss per share from continuing operations	4,926,275	4,460,933

Discontinued operations
Profit (loss) from operations of discontinued component	—	30,268
Gain on sale of discontinued operations	—	1,453,744
Income tax benefit	—	—

Profit from discontinued operations	—	1,484,012

Basic and diluted net profit per share from discontinued operations	$—	$0.33

Shares used to compute basic and diluted net profit per share from discontinued operations	4,926,275	4,460,933

Net Loss	$(6,731,525)	$(7,013,304)

Basic and diluted net loss per share	$(1.37)	$(1.57)

Shares used to compute basic and diluted net loss per share	4,926,275	4,460,933

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2017 and 2016

	Common Stock		Preferred Stock		Stock	Additional		Total
					Subscription	Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balances at December 31, 2015	3,986,767	$3,986	—	$—	$—	92,383,007	$(87,655,968)	$4,731,025

Issuance of common stock	904,568	905	—	—	(2,000,000)	4,639,242	—	2,640,147
Repayment of stock subscription	—	—	—	—	1,969,437	—	—	1,969,437
Compensation expense relating to option issuances	—	—	—	—	—	472,780	—	472,780
Compensation expense relating to issuance of restricted shares	3,000	3	—	—	—	14,435	—	14,438
Issuance of restricted common stock	18,000	18	—	—	—	151,182	—	151,200
Net loss	—	—	—	—	—	—	(7,013,304)	(7,013,304)

Balances at December 31, 2016	4,912,335	$4,912	—	$—	$(30,563)	97,660,646	$(94,669,272)	$2,965,723

Repayment of stock subscription	—	—	—	—	30,563	—	—	30,563
Compensation expense relating to option issuances	—	—	—	—	—	435,216	—	435,216
Issuance of Series A preferred stock and warrants, net of expenses	—	—	12,000,000	1,245,508	—	1,619,796	—	2,865,304
Issuance of Series B preferred stock and warrants, net of expenses	—	—	6,600,000	1,679,301	—	1,573,874	—	3,253,175
Issuance of Series C preferred stock, net of expenses	—	—	100	3,384,799	—	(12,208)	—	3,372,591
Compensation expense relating to issuance of restricted shares	—	—	—	—	—	2,062	—	2,062
Issuance of restricted common stock	16,000	16	—	—	—	123,184	—	123,200
Net loss	—	—	—	—	—	—	(6,731,525)	(6,731,525)

Balances at December 31, 2017	4,928,335	$4,928	18,600,100	$6,309,608	$—	101,402,570	$(101,400,797)	$6,316,309

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,731,525)	$(7,013,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,803	75,044
Loss on sale of fixed assets	—	3,126
Stock issued as compensation to non-employee directors	123,200	151,200
Stock-based compensation expense	437,278	487,218
Warrant issued in exchange for services	118,237	—
Gain on sale of discontinued operations	—	(1,453,744)
Decrease in fair value of derivative liability	(188,727)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(713,896)	229,338
Accounts payable and accrued expenses	525,777	446,037

Net cash used in operating activities	(6,363,853)	(7,075,085)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	2,198
Purchase of property and equipment	—	(27,179)
Proceeds from payment of note receivable	—	250,000
Proceeds from sale of discontinued operations	—	1,450,000

Net cash provided by investing activities	—	1,675,019

Cash flows from financing activities:
Proceeds from issuance of note payable to shareholder	2,400,000	—
Payments on short-term notes payable	(157,946)	(158,100)
Net proceeds from issuance of convertible preferred stock and warrants	6,176,761	—
Proceeds from payment of stock subscription receivable	30,563	1,969,437
Net proceeds from issuance of common stock	—	2,640,147

Net cash provided by financing activities	8,449,378	4,451,484

Net increase (decrease) in cash and cash equivalents	2,085,525	(948,582)
Operating cash flows from discontinued operations	—	(54,155)
Cash and cash equivalents at beginning of period	4,080,618	5,083,355

Cash and cash equivalents at end of period	$6,166,143	$4,080,618

Supplemental disclosure of cash flow information:
Interest paid	$4,495	$4,116

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$172,047	$161,125

Short-term note receivable from stockholder in exchange for the issuance of common stock	$—	$2,000,000

Par value of restricted shares issued	$160	$230

Fair market value of 48,387 warrants issued for financial advisory services	$118,237	$—

Par value of restricted shares forfeited	$—	$(20)

Note payable to shareholder converted to Series C preferred stock	$2,400,000	$—

Accounts payable and accrued expenses converted to Series C preferred stock	$984,799	$—

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2017 and 2016

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

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $6,731,525 and used cash of $6,363,853 in its operating activities during the year ended December 31, 2017. As of December 31, 2017, the Company had an accumulated deficit of $(101,400,797) and cash flows from operations were negative throughout 2017.

During 2017, 2016, 2013 and 2012 the Company raised $9,684,799, $4,666,667, $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its preferred and common stock along with the conversion of a note payable to shareholder and accrued expenses to preferred stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2017 will be sufficient to meet the business objectives as presently structured through June 2018.

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

2. Significant Accounting Policies

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued guidance on Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance has not had a material impact on the Company’s results of operation, financial position or disclosures.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting was criticized for failing to meet the needs of users of financial statements because it did not always provide a faithful representation of leasing transactions. In particular, it did not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2018.

Effective December 22, 2017, the SEC issued Staff Accounting Bulletin Topic 5 EE, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB Topic 5 EE”). This staff accounting bulletin expresses the views of the SEC staff regarding application of ASC Topic 740 in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (the “Jobs Act”) was signed into law. The SEC recognizes that an entity may not have the necessary information available, prepared, or analyzed (including computations) for certain income tax effects of the Jobs Act in order to determine a reasonable estimate to be included as provisional amounts. In circumstances in which provisional amounts cannot be prepared, the SEC stated an entity should continue to apply ASC Topic 740 (e.g., when recognizing and measuring current and deferred taxes) based on the provisions of the tax laws that were in effect immediately prior to the Jobs Act being enacted until a reasonable estimate can be determined.

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2017 that have had or are expected to have an impact on our financial statements.

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

Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Because the Company reported a net loss for all periods presented, basic and diluted net loss per share amounts are the same for the periods presented. Net loss per share is computed using the weighted average number of shares of common stock outstanding.

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2017 and 2016.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The

Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2017, the uninsured portion of this balance was $5,916,143. As of December 31, 2016, the uninsured portion of this balance was $3,830,618.

3. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2017 and 2016:

	2017	2016
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	812,215	812,215
Leasehold improvements	487,871	487,871
Office and computer equipment	285,326	285,326

	1,606,154	1,606,154
Accumulated depreciation and amortization	(1,584,495)	(1,518,692)

Property and equipment, net	$21,659	$87,462

Depreciation and amortization expense for the years ending December 31, 2017 and 2016 was $65,803 and $75,044 respectively.

4. Related Party Transactions

On November 8, 2017, we completed a private placement of $3,300,000 of Series B Non-Voting, Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) pursuant to a Securities Purchase Agreement with four existing shareholders who are accredited investors (the “Series B Preferred Stock Financing”). The investors in the private placement included current Company shareholder, KFLP who purchased 1,500,000 shares of the Series B Convertible Preferred Stock and warrants to purchase, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), 241,936 shares of our common stock.

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), into one million three hundred and twenty thousand shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), of 1,064,518 shares of Common Stock (the “Fall 17 Warrants”). The Fall 17 Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and have an exercise price, after giving effect to the reverse stock split (see Note 14 - Subsequent Events),of $3.10 per share.

Concurrently with the Series B Preferred Stock Financing, we also entered into a Debt Conversion Agreement (the “Intrexon Debt Conversion Agreement”) with Intrexon Corporation (“Intrexon”) pursuant to which Intrexon exchanged the $2,400,000 unsecured non-convertible promissory note previously issued by us to Intrexon (the “Intrexon Note”), the accrued interest on the Intrexon Note and trade payables owed by us (collectively the “Debt”) in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) issued by us to Intrexon pursuant to the Debt Conversion Agreement which 100 shares have a stated value equal to the amount of the Debt.

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

The transaction was approved by a special committee of the Company’s board of directors consisting solely of disinterested directors and Griffin Securities rendered a fairness opinion in connection with the transaction. Ms. Koski, a director since 2009, and a significant shareholder of the Company through the Koski Family Limited Partnership, resigned as a director of the Company upon completion of the sale. In addition, the Company entered into a Transition Services Agreement (the “Agreement”) with ProBiora Health. Under the terms of the agreement, the Company provided accounting, inventory management, shipping, logistics, customer, vendor, supplier, general business support, IT, pharmacovigilance, quality assurance, regulatory, and clinical services to ProBiora Health. In exchange for the services, ProBiora Health paid the Company three percent (3%) of is net sales of all ProBiora3 products sold during the term of the Agreement. The term of the Agreement was for a ninety day (90) period. The Company also sublet space to ProBiora Health at the rate of $1,623 per month. The sublease ran through February 2017. The Company also provided fulfillment services to ProBiora Health during the term that the sublease is in effect. The Company received compensation for those services in an amount equal to the direct costs in providing such services.

During the years ended December 31, 2017 and 2016, we received $10,388 and $26,333, respectively, from ProBiora Health under our Transition Services, sublease, and fulfillment services agreements with ProBiora Health.

One June 30, 2016, the Company closed on a private placement, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), of 904,568 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP (581,508 shares) and Intrexon Corporation (“Intrexon”) (226,142 shares), as well as the Company’s Chairman, Dr. Frederick Telling (96,918 shares). Approximately $4.667 million was raised of which $2,000,000 was payable by the KFLP under a note payable on or before September 30, 2016. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. In addition, the amendment extended the maturity date on the remaining principal balance of the note payable to December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum. On December 29, 2016, the KFLP made a payment of $1,000,000 which was first applied to accrued interest and then to the outstanding principal balance. The note was paid in full in January of 2017. The private placement was approved by the Company’s audit committee and disinterested directors. As of December 31, 2016, including the results of the financing, Intrexon and the KFLP beneficially owned 31.5% and 34.5%, respectively of the Company’s common stock.

During the year ended December 31, 2017 we paid cash of $594 and issued Series C Preferred Stock with a value of $1,188, and during the year ended December 31, 2016, we paid cash of $548,994, to Intrexon under our exclusive channel collaborative (“ECC”) agreement with Intrexon (See Note 9 – Licenses and Exclusive Channel Collaboration Agreements) to develop and commercialize lantibiotics (the “Lantibiotic ECC”).

During the year ended December 31, 2017 we paid cash of $524,026 and issued Series C Preferred Stock with a value of $763,189, and during the year ended December 31, 2016, we paid cash of $932,645, to Intrexon under the ECC (See Note 9 – Licenses and Exclusive Channel Collaboration Agreements) agreement to develop and commercialize AG013 (the “Oral Mucositis ECC”).

Included in accounts payable and accrued expenses at December 31, 2017 and 2016 are $39,457 and $524,620, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC agreements. As of December 31, 2017 and 2016 Intrexon owned approximately 32% of our outstanding common stock.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2017 and 2016:

	2017	2016
Accounts payable trade	$618,360	$461,344
Intrexon Collaboration Agreements	39,457	524,620
Professional fees	45,000	169,239
Vacation	106,722	93,361
Deferred compensation	-0-	25,500
Consulting fees	5,000	3,002
Other	3,505	-0-

Total accounts payable and accrued expenses	$818,044	$1,277,066

6. Short Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2017 and 2016:

	2017	2016
Product liability insurance financing of $31,985 and $49,395, due in monthly installments of $3,290 and $5,093 including principal and interest at 6.18% and 5.93% through January 10, 2018 and January 10, 2017, respectively	$3,273	$4,884
Directors’ and officers’ liability insurance financing of $140,062 and $111,730 due in monthly installments of $13,059 and $10,407 including principal and interest at 5.09% and 4.89% through June 24, 2018 and June 24, 2017, respectively	77,205	61,493

Total short-term notes payable	$80,478	$66,377

7. Shareholders’ Equity

Common Stock

Increase in the Number of Authorized Shares and Approval of a Reverse Stock Split

In January of 2017, we filed an amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of all classes of our capital stock from 120,000,000 shares to 270,000,000 shares by increasing the number of authorized shares of common stock from 100,000,000 shares of common stock to 250,000,000 shares of common stock. The amendment to our Amended and Restated Articles of Incorporation was previously approved by a majority of our shareholders. In addition, a majority of shareholders approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than one-for-five and not more than one-for-ten, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split at any time on or prior to December 31, 2017 by filing an amendment to our Amended and Restated Articles of Incorporation. No such reverse stock split occurred prior to December 31, 2017

In December of 2017, we filed another amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of our common stock from 250,000,000 shares to 450,000,000. The amendment to our Amended and Restated Articles of Incorporation was previously approved by a majority of our shareholders. In addition, a majority of shareholders approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than one-for-five and not more than one-for-ten, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split at any time on or prior to December 31, 2018 by filing an amendment to our Amended and Restated Articles of Incorporation.

Issuance of Common Stock

On June 30, 2016, the Company closed on a private placement, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), of 904,568 shares of its common stock to three accredited investors. The investors in the private placement included current Company shareholders, KFLP (581,508 shares) and Intrexon Corporation (“Intrexon”) (226,142 shares), as well as the Company’s Chairman, Dr. Frederick Telling (96,918 shares). Approximately $4.667 million was raised of which $2,000,000 was payable under a note payable by the KFLP on or before September 30, 2016. The note accrued interest at 3% per annum. On September 15, 2016, the note payable with the KFLP was amended. Under the terms of the amendment, the KFLP paid $1,000,000 on September 30, 2016 which was first applied to accrued interest and then to the outstanding principal balance. In addition, the amendment extended the maturity date on the remaining balance of the note payable to December 31, 2016 and increased the interest rate on the note payable from 3% per annum to 6% per annum. On December 29, 2016, the KFLP made a payment of $1,000,000 which was first applied to accrued interest and then to the outstanding principal balance. The note was paid in full in January of 2017. The purchase price per share of the common stock sold in the private placement was $5.159, which was the midpoint of the closing quote on the Company’s primary exchange, NYSE American, on June 29, 2016, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), as required by NYSE listing standards. The Company expects to use the net proceeds, after payment of offering expenses, for the continued funding of its research and development activities related to the Intrexon Exclusive Channel Collaborations and for general corporate purposes.

Award of Shares to Non-employee Directors

On February 9, 2017, in connection with and in furtherance of the equity based award program, the Board approved the award of 4,000 restricted shares, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), of Company common stock, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan. A total of 4,000 restricted shares have vested as of December 31, 2017 for each of the non-employee directors. The awards were considered issued and outstanding as of the date of the grant and were eligible to be voted by the recipient. The Company recognized $123,200 in compensation expense relating to these awards.

On February 15, 2016, in connection with and in furtherance of the equity based award program, the Board approved the award of 4,000 restricted shares, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), of Company common stock, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, Christine Koski and Robert Koski under the Company’s 2012 Equity Incentive Plan. A total of 4,000 restricted shares have vested as of December 31, 2016 for directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski and a total of 2,000 restricted shares have vested as of December 31, 2016 for former director Christine Koski. The awards were considered issued and outstanding as of the date of the grant and were eligible to be voted by the recipient. The Company recognized $151,200 in compensation expense relating to these awards.

Preferred Stock

Issuance Of Series A Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split (see Note 14 -Subsequent Events), is convertible into one million two hundred thousand shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition and after giving effect to the reverse stock split (see Note 14 -Subsequent Events), we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing (“Summer 17 Warrants”). The Summer 17 Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and after giving effect to the reverse stock split (see Note 14 - Subsequent Events), have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

On July 27, 2017, we entered into an agreement to amend the warrants issued in connection with the Series A Preferred Stock Financing to provide notification and objection requirements with respect to the change of control provisions. The change of control provisions in the warrants had previously caused the warrants to be treated as a derivative liability as opposed to being treated as equity on our balance sheet. The warrants have been replaced by amended and restated warrants containing such notification and objection requirements (the “Amended and Restated Common Stock Purchase Warrants”) so that the Amended and Restated Common Stock Purchase Warrants are now treated as equity on our balance sheet. All other terms of the original warrants remain unchanged by the Amended and Restated Common Stock Purchase Warrants.

In connection with the Series A Preferred Financing, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of the State of Florida, to be effective May 10, 2017. The number of shares of Preferred Stock designated as Series A Preferred Stock is 12,000,000.

In connection with the issuance and sale of the Series A Preferred Stock and Summer 17 Warrants, we granted certain demand registration rights and piggyback registration rights with respect to the shares of our Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A Preferred Stock is classified as permanent equity.

The Series B Non-Voting, Convertible Preferred Stock Financing

On November 8, 2017, we completed a private placement of $3,300,000 of Series B Non-Voting, Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) pursuant to a Securities Purchase Agreement with four existing shareholders who are accredited investors including an entity affiliated with a director of the Company (the “Series B Preferred Stock Financing”).

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split (see Note 14 - Subsequent Events) into one million three hundred and twenty thousand shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split (see Note 14 - Subsequent Events), we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Fall 17 Warrants”). The Fall17 Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split (see Note 14 - Subsequent Events), have an exercise price of $3.10 per share.

In connection with the Series B Preferred Financing, we filed a Certificate of Designation and Rights of Series B Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series B Preferred Stock is 6,600,000.

Except as otherwise required by law, the Series B Preferred Stock shall have no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (c) increase the number of authorized shares of Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

The Series B Preferred Stock shall rank (i) on par with the Common Stock and Series A Preferred Stock and junior to Series C Preferred Stock as to dividend rights and (ii) junior to Series C Preferred Stock, on par with Series A Preferred Stock and senior to the Common Stock as to distribution of assets upon liquidation, dissolution or winding-up by us, whether voluntary or involuntary.

Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive out of the assets, after payment to the Series C Preferred Stock but on par with the Series A Preferred Stock and in preference to the holders of the Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series B Preferred Stock if all outstanding shares of Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series B Preferred Stock is classified as permanent equity.

The Series C Non-Voting, Non- Convertible Preferred Stock Financing Intrexon Debt Conversion

Concurrently with the Series B Preferred Stock Financing, we also entered into a Debt Conversion Agreement (the “Intrexon Debt Conversion Agreement”) with Intrexon Corporation (“Intrexon”) pursuant to which Intrexon exchanged the $2,400,000 unsecured non-convertible promissory note previously issued by us to Intrexon (the “Intrexon Note”), the accrued interest on the Intrexon Note and trade payables owed by us (collectively the “Debt”) in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) issued by us to Intrexon pursuant to the Debt Conversion Agreement which 100 shares have a stated value equal to the amount of the Debt.

In connection with the Intrexon Debt Conversion Agreement, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000.

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate shall be subject to increase to twenty percent (20%) automatically after May 10, 2019.

The Series C Preferred Stock shall rank senior to the Common Stock, Series A Preferred Stock, Series B Preferred Stock and to any other equity securities issued by us (the “Junior Securities”) as to rights upon liquidation, dissolution or winding-up by us, whether voluntary or involuntary.

Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary, the holders of Series C Preferred Stock shall be entitled to receive, in preference to the Junior Securities, an amount of cash equal to the product of (i) sum of (a) the number of shares of Series C Preferred Stock then held by such holder plus, (b) the number of shares of Series C Preferred Stock issuable to such holder in connection with any accrued but unpaid dividends, multiplied by (ii) the Stated Value, of $33,847.9874 per share, of Series C Preferred Stock (“the Series C Liquidation Amount”) and no distribution or payments shall be made in respect of any Junior Securities unless all Series C Liquidation Amounts, if any, are first paid in full.

Increase in the Number of Authorized Shares

In December of 2017, we filed an amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of our preferred stock from 20,000,000 shares to 50,000,000. The amendment to our Amended and Restated Articles of Incorporation was previously approved by a majority of our shareholders.

Award of Shares to Employee

On June 6, 2016, in connection with the Company’s employment of Dr. Alan Joslyn as President and Chief Executive Officer, the Company issued, after giving effect to the reverse stock split (see Note 14 - Subsequent Events), (i) stock options to purchase, 30,000 shares of the Company’s common stock at an exercise price equal to $5.50 per share which stock options shall vest in six installments of 5,000 shares every six months after June 6, 2016, provided that he has continued his employment with the Company through such dates, and (ii) 3,000 shares of restricted stock of the Company, vesting in two installments on the six month and twelve month anniversaries of June 6, 2016.

Warrants

After giving effect to the reverse stock split (see Note 14 - Subsequent Events), the Company’s outstanding and exercisable warrants as of December 31, 2017 are presented below:

Exercise Price	Total Warrants Outstanding	ExerciseableWarrants Outstanding	Expiration Date
$ 3.10	48,387	—	9/19/2022
$ 3.10	462,106	462,106	5/10/2024
$ 3.10	602,414	—	7/25/2024
$ 3.10	1,064,518	—	11/8/2024

	2,177,425	462,106

On July 31, 2017, warrants to acquire 17,559 shares of the Company’s common stock at a price of $15.00 per share expired.

In connection with the Series A Preferred Stock financing and the Series B Preferred Stock financing, and after giving effect to the reverse stock split, the Company has issued warrants to purchase 2,129,038 shares of the Company’s Common stock. The warrants have a term of seven years from the date of issuance and are non-exercisable until six months after issuance, and have an exercise price of $3.10 per share.

In addition, the Company issued a warrant to purchase 48,387 shares of the Company’s Common stock pursuant to the terms of a financial advisory services agreement. The warrant has a term of five years from the date of issuance and is non-exercisable until six months after issuance, and has an exercise price of $3.10 per share.

As of December 31, 2017, there are 2,177,425 warrants and 260,633 stock options outstanding. If all warrants and stock options were exercised, the total number of outstanding common shares would be 7,366,393 as of December 31, 2017.

8. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) in September 2002 which was subsequently amended on several occasions until it was amended and restated as the Company’s 2012 Equity Incentive Plan (the “2012 Incentive Plan”). In May 2017, the 2012 Incentive Plan was amended to increase the available number of shares authorized for issuance under the 2012 Incentive Plan by 1,500,000 shares of common stock from 4,000,000 shares of common stock to 5,500,000 shares of common stock. In December 2017, the 2012 Incentive Plan was amended to increase the available number of shares authorized for issuance under the 2012 Incentive Plan by 2,000,000 shares of common stock from 5,500,000 shares of common stock to 7,500,000 shares of common stock.

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of 1 for 10, which became effective January 19, 2018 (See Note 14 - Subsequent Events). The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options.

To date, and after giving effect to the reverse stock split, 224,750 shares have been issued under the 2012 Incentive Plan. As a result of such issuances, and after giving effect to the reverse stock split, as of December 31, 2017 there is currently an aggregate of 525,250 shares available for issuance under the 2012 Incentive Plan, of which 260,633 shares are covered by outstanding option awards and 264,617 shares are available for future awards under the 2012 Incentive Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options generally vest over a period of two to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2017 and 2016, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2017 and 2016:

	2017	2016
Expected dividend yield	0%	0%
Weighted-average expected volatility	143%	142% - 147%
Weighted-average risk-free interest rate	2.15%	1.59% - 2.40%
Expected life of options	10 Years	10 Years

Total compensation cost related to stock options was $435,218 and $472,780 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $273,182 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 1.0 years.

The following table represents stock option activity as of and for the two years ended December 31, 2017 and 2016, respectively:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2015	147,105	$7.80 – 104.00	$20.00
Forfeited	(57,477)	8.40 – 54.00	24.00
Granted	72,525	5.50 – 8.40	6.90

Outstanding at December 31, 2016	162,153	$5.50 – 104.00	$12.80
Forfeited	(7,120)	6.20 – 54.00	16.50
Granted	105,600	3.70	3.70

Outstanding at December 31, 2017	260,633	$3.70 – 104.00	$9.00

Exercisable at December 31, 2017	105,821	$5.50 - 104.00	$12.10

The total grant date fair value of options vested during the years ended December 31, 2017 and 2016 was $445,589 and $572,786, respectively.

9. Licenses And Exclusive Channel Collaboration Agreements

The Company has the following material licenses and Exclusive Channel Collaboration (“ECC”) agreements:

The University of Florida Research Foundation Licenses

MU1140 – The Company has exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides the Company with an exclusive worldwide license to make, use and sell products and processes covered by U.S. patent number 6,964,760. The Company’s license is for the period of the patents, which expire from 2017 through 2019, subject to the performance of terms and conditions contained therein. The Company has ongoing obligations and commitments with respect to the MU1140 License. The Company has agreed to indemnify and hold UFRF and other affiliated parties harmless from any damages caused as a result of the production, manufacture, sale, use, lease, consumption or advertisement of the licensed products. See Note 12 — Commitments and Contingencies. In the years ended December 31, 2017 and 2016 the Company paid $14,112 and $22,468 respectively to UFRF in connection with the MU1140 license.

Texas A&M License Agreement

The Company entered into an exclusive licensing agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) in December 2011 for access to new homologs of the lantibiotic MU1140 and other lantibiotics with improved pharmacological properties and structural features. The Company has ongoing obligations and commitments with respect to the MU1140 License. In the years ended December 31, 2017 and 2016 the Company paid Texas A&M $15,000 and $15,000, respectively, in connection with the Texas A&M license. These novel antibiotics may be useful to treat or prevent colonization and/or infections by one or more types of bacteria. The structural changes available to us from this license agreement may improve the bioactivity of MU1140. Under the terms of the Texas A&M license agreement, we filed two patent applications with the US Patent Office to secure the intellectual property related to these new lantibiotic homologs on February 27, 2012, entitled “Variants of the Lantibiotic MU1140 and Other Lantibiotics with Improved Pharmacological Properties and Structural Features” and “Replacement Therapy for Dental Carries.” On July 11, 2012 the Texas A&M license agreement was amended to add references to replacement therapy in the defined terms “Licensed Technology” and “Patent Rights”. All other terms of the Texas A&M license agreement remain unchanged.

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

The term of the Texas A&M license agreement expires upon (i) the expiration of the applicable patent rights covered by the license agreement, (ii) the failure of any patent filed pursuant to the license agreement to issue, or (iii) the final and unappealable determination by a court that the patent rights are invalid. The Company may voluntarily terminate the license agreement upon 90 days written notice to Texas A&M. Texas A&M can terminate the license agreement if the Company materially breaches the license agreement and does not cure such breach within 60 days of receiving notice of such breach from Texas A&M. The Company has agreed to indemnify and hold the Texas A&M harmless from any damages caused as a result of alleged infringement of a third party’s intellectual property rights or as a result the production, manufacture, sale, use, lease, consumption or advertisement of the product. See Note 12 — Commitments and Contingencies.

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

The Company has ongoing obligations and commitments with respect to the Lantibiotic ECC. See Note 12 — Commitments and Contingencies.

The Oral Mucositis ECC

On June 9, 2015, the Company entered into an the Oral Mucositis ECC with Intrexon and Intrexon Actobiotics NV (“Actobiotics”), a wholly-owned subsidiary of Intrexon, through which the Company intends to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the Oral Mucositis ECC, the Company and Intrexon also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Intrexon upon the achievement of designated milestones. The ECC governs the “channel collaboration” arrangement in which we will use Intrexon’s proprietary technology relating to the identification, design and production of genetically modified bacteria (the “Technology”) for the purpose of developing the Program. The Oral Mucositis ECC provides for the establishment of committees comprised from us and Intrexon representatives that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts, and intellectual property. The Company has agreed to indemnify and hold Intrexon harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Intrexon Materials (as defined in the Oral Mucositis ECC) or materials that are Actobiotics IP (as defined in the Oral Mucositis ECC), (iii) our breach of a material representation, warranty or covenant in the Oral Mucositis ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

The Oral Mucositis ECC grants the Company an exclusive worldwide license to utilize Intrexon’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Intrexon) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder. Under the Oral Mucositis ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of products toward the goal of commercialization, conducting preclinical and clinical development of candidate products, as well as for other aspects of manufacturing and the commercialization of the product(s).

The Company may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Oral Mucositis ECC if the Company breaches and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy identified by Intrexon that is a “Superior Therapy” as defined in the Oral Mucositis ECC. Upon termination of the Oral Mucositis ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination that satisfies at least one of the following criteria:

(i)	the particular Oragenics Product is being sold by the Company triggering profit sharing payments under the Oral Mucositis ECC to Intrexon;

(ii)	the particular Oragenics Product has received regulatory approval;

(iii)	the particular Oragenics Product is a subject of an application for regulatory approval in the Field covered by the Oral Mucositis ECC that is pending before the applicable regulatory authority;

(iv)	the particular Oragenics Product is AG013, and such Oragenics Product has been the subject of at least one completed Phase 2 clinical trial (as such is defined by relevant FDA guidelines) during the Term; or

(v)	the particular Oragenics Product other than AG013 and such Oragenics Product is the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field.

Among other things, Intrexon is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process. See Note 12 — Commitments and Contingencies.

10. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2017 and 2016 were $34,097 and $33,237, respectively.

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Current	$—	$—
Deferred	(10,055,163)	(2,587,731)
Valuation Allowance	10,055,163	2,587,731

Total provision for income taxes	$—	$—

At December 31, 2017 and 2016, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforward	$23,343,153	$33,186,710
Accrued vacation	26,286	35,132
Deferrals of compensation to Directors & Officers	—	9,596
Non-qualified stock compensation	334,655	513,106
Restricted stock	27,877	42,590

Total deferred tax assets, net	23,731,971	33,787,134
Less valuation allowance	(23,731,971)	(33,787,134)

Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2017 and 2016:

	2017	2016
Income tax benefit computed at statutory federal rate of 34%	$(2,288,791)	$(2,384,532)
State income tax benefits, net of federal expense/benefit	(244,362)	(254,584)
Change in valuation allowance	(10,055,163)	2,587,731
Effect of new tax rate	12,461,939	—
Non-deductible expenses	126,377	185,607
Other	—	(134,222)

Total	$—	$—

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

On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. One of the provisions of the new tax law reduces the U.S. federal corporate tax rate from 35% to 21%. The Company remeasured certain deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Jobs Act and refining its calculations, which could potentially affect the measurement of this balance or potentially result in new deferred tax amounts. Any change in the Company’s reasonable estimates of the impact of the Jobs Act will be included in the reporting period in which the change is identified in accordance with SAB Topic 5 EE. The provisional amount recorded related to the remeasurement of our deferred tax balance was $10,055,163.

Accordingly, a valuation allowance of $23,731,971 and $33,787,134 has been provided in the accompanying financial statements as of December 31, 2017 and 2016, respectively. The 2017 net change in valuation allowance related to deferred tax assets was a decrease of $10,055,163 primarily relating to net operating loss carryforwards and a change in the effective tax rate. The 2016 net change in valuation allowance related to deferred tax assets was an increase of $2,587,731 primarily relating to net operating loss carryforwards.

At December 31, 2017, the Company has federal and state tax net operating loss carryforwards of approximately $93,966,000. The federal and state tax loss carryforward will expire through 2037, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $2,016,000. The federal tax credit carryforward will expire through 2027, unless previously utilized.

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

For the years ended December 31, 2017 and 2016, the Company incurred $140,313 and $166,871, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2015	$1,708,466
Additions based on tax positions related to the current year	166,871
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2016	$1,875,337
Additions based on tax positions related to the current year	140,313
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—

Balance as of December 31, 2017	$2,015,650

Included in the balance at December 31, 2017 and 2016, are $2,015,650 and $1,875,337, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2017 and 2016 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

12. Commitments and Contingencies

Leases

The Company’s Alachua facility is being leased from a real estate developer for a term of three years under a lease that expired in December 2014. The Company signed a new lease agreement for the same facility with the same real estate developer in July 2014 with an effective date of December 2014 for a five year term. Under the new agreement, the rental payments range from $9,641 per month to $10,851 per month. Total rental expense for the Alachua facility during the year ended December 31, 2017 was approximately $131,000.

In October of 2013, the Company renewed the leased office space for corporate, sales, and marketing personnel located in Tampa, FL. The lease is for approximately 4,168 square feet. The lease period for the office space is for thirty-nine months. Lease payments range from $6,426 per month to $6,818 per month inclusive of insurance, taxes and utilities. The lease expired on February 28, 2017.

In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2020. Rent expense under this lease was approximately $56,000 for the year ended December 31, 2017.

Future annual minimum payments under all non-cancelable operating leases are as follows as of December 31, 2017:

Year ended December 31:
2018	198,183
2019	183,234
2020	9,399

Total	$390,816

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of December 31, 2017.

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

In November of 2017 the Lantibiotic ECC was amended to: (i) consolidate the development milestone payments into one payment of $25,000,000, being due six months after receiving FDA approval of a New Drug Application, (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue, (iii) reduce the royalty rate from 25% of Product Profit to 10% of Net Sales, (iv) revise the form of milestone payments from being share based or cash at the Company’s election to only cash, and (v) commit that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was expended for the advancement of the Lantibiotic Program.

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amendment, the Company has agreed to make certain payments, in cash, to Intrexon upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

(i)	a one-time payment of twenty five million United States dollars ($25,000,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

(ii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Indication Milestone Event meaning receiving approval from the FDA of a Supplemental FDA Application (or an equivalent filing with another equivalent regulatory agency) which Supplemental FDA Application sought approval of an indication for use of the Oragenics Product other than the current regulatory-approved indication; and

(iii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Product Milestone Event meaning receiving approval from the FDA of a New Product Application that is deemed to be a different drug product that the first Oragenics Product that was clinically pursued under the Lantibiotics Program.

Pursuant to the terms of the amendment, we will also pay Intrexon on a quarterly basis 10% of Net Sales derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis and we will pay Intrexon on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

On July 21, 2016, the Lantibiotics ECC was amended to revise the definition of Field in view of a provisional patent application filing between Intrexon and Oragenics and to further clarify Oragenics’ rights under the Lantibiotic ECC to genetically modified Streptococcus mutans that express Lantibiotic(s).

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2017.

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

In November of 2017 the Company amended the Oral Mucositis ECC to: (i) consolidate the development milestone payments into one payment of $27,500,000 being due within six months after receiving FDA approval of a New Product Application; (ii) reduce the sublicense revenue percentage from 50% to 25% of sublicensing revenue; and (iii) revise the field in which the Company has exclusive rights to its Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that the Company has an exclusive for the treatment of Oral Mucositis in humans regardless of etiology.

Pursuant to the terms of the Oral Mucositis ECC, as amended, we are obligated to pay Intrexon on a quarterly basis 12% of the net sales derived from the sale of products developed from the exclusive channel collaboration. We are also obligated to pay Intrexon on a quarterly basis, 25% of revenue obtained in that quarter from a sublicensor in the the event of a sublicensing arrangement.

In November of 2017, the Stock Issuance Agreement and Oral Mucositis ECC were amended. Under the terms of the amendment, the Company has agreed to make certain payments to Intrexon upon our achievement of designated milestones in the form of shares of our Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Intrexon to consolidate our financial statements with Intrexon’s financial statements, or at our option make a cash payment to Intrexon. The milestone events and amounts payable are as follows:

(i)	a one time payment of twenty seven million five hundred thousand United States dollars ($27,500,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

(ii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Indication Milestone Event meaning receiving approval from the FDA of a Supplemental FDA Application (or an equivalent filing with another equivalent regulatory agency) which Supplemental FDA Application sought approval of an indication for use of the Oragenics Product other than the current regulatory-approved indication; and

(iii)	a one-time payment of five million United States dollars ($5,000,000) within six (6) months of the achievement of the New Product Milestone Event meaning receiving approval from the FDA of a New Product Application that is deemed to be a different drug product that the first Oragenics Product that was clinically pursued under the Program.

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2017.

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

	2017
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	1,987,656	1,396,759	1,921,520	1,412,383
Profit (loss) from discontinued operations	(121)	121	-0-	—
Net Loss	(1,982,696)	(1,220,866)	(2,067,230)	(1,460,733)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.40)	$(0.25)	$(0.42)	$(0.30)
Basic and diluted net profit per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

	2016
	First(1)	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	2,074,645	1,733,282	2,026,670	2,707,908
Profit from discontinued operations	11,113	1,420,947	42,566	9,386
Net Loss	(2,062,885)	(312,615)	(1,963,007)	(2,674,797)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.52)	$(0.43)	$(0.41)	$(0.55)
Basic and diluted net profit per share from discontinued operations	$0.00	$0.35	$0.01	$0.00

(1)	Certain amounts previously reported as revenue, cost of revenue, research and development, selling, general and administrative relating to the consumer probiotic business is now reported as profit (loss) from discontinued operations.

14. Subsequent Event

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of 1 for 10, which became effective January 19, 2018 (the “Effective Date”). The Company’s common stock began trading on a split-adjusted basis on January 22, 2018 under the existing trading symbol “OGEN”.

As a result of the reverse split, each 10 pre-split shares of common stock outstanding were automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding common shares was reduced from approximately 49 million shares to approximately 4.9 million shares. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. In addition, the Company also announced that the authorized common stock of the Company was decreased from 450 million to 45 million shares. The authorized preferred stock remains at 50,000,000 shares. The common stock issued pursuant to the reverse stock split will remain fully paid and non-assessable. The reverse stock split did not affect the par value of the common stock.

On November 3, 2017, the board of directors of the Company approved the reverse stock split, subject to shareholder approval. The majority shareholders approved giving the Board discretionary authority to enact the reverse stock split by written consent on

December 1, 2017 in accordance with the Company’s current articles of incorporation and bylaws. The Board approved the reverse stock split on a one for ten ratio on January 8, 2018.

No fractional shares were issued as a result of the reverse stock split. Shareholders who otherwise would be entitled to a fractional share because they hold a number of shares not evenly divisible by the 1 for 10 reverse split ratio, were automatically entitled to receive an additional fractional share of the Company’s common stock to round up to the next whole share.

On January 30, 2018, the Company issued 1.733 shares of the Company’s Series C Preferred Stock as a dividend to the holders Series C Preferred Stock.