Form 10-Q
period 2018-03-31
ORAGENICS INC
filed 2018-05-15
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2018, there were 6,086,635 shares of Common Stock, $.001 par value, outstanding.

Note Regarding Reverse Stock Splits

Effective January 19, 2018, we filed an amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a reverse split of our authorized and outstanding common stock at a ratio of one-for-ten. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,757,863	$6,166,143
Prepaid expenses and other current assets	722,627	1,027,029

Total current assets	5,480,490	7,193,172
Property and equipment, net	13,950	21,659

Total assets	$5,494,440	$7,214,831

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,111,441	$818,044
Short-term notes payable	67,763	80,478

Total current liabilities	1,179,204	898,522
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 12,000,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 101.733 and 100 Series C shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6,100,182	6,309,608
Common stock, $0.001 par value; 45,000,000 shares authorized 5,186,635 and 4,928,335 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5,187	4,928
Additional paid-in capital	101,788,731	101,402,570
Accumulated deficit	(103,578,864)	(101,400,797)

Total shareholders’ equity	4,315,236	6,316,309

Total liabilities and shareholders’ equity	$5,494,440	$7,214,831

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	(1,326,241)	(1,122,461)
General and administrative	(795,463)	(865,195)

Total operating expenses	(2,121,704)	(1,987,656)

Loss from continuing operations	(2,121,704)	(1,987,656)
Other income (expense):
Interest income	3,474	1,935
Interest expense	(837)	(801)
Local business tax	(330)	(1,200)
Other income	—	5,147

Total other income, net	2,307	5,081

Loss from continuing operations before income taxes	(2,119,397)	(1,982,575)

Income tax benefit	—	—

Net loss from continuing operations	$(2,119,397)	$(1,982,575)

Basic and diluted net loss per share from continuing operations	$(0.42)	$(0.40)

Shares used to compute basic and diluted net loss per share from continuing operations	4,991,475	4,919,979

Discontinued operations
Loss from operations of discontinued component	—	(121)

Loss from discontinued operations	—	(121)

Basic and diluted net loss per share from discontinued operations	$—	$(0.00)

Shares used to compute basic and diluted net loss per share from discontinued operations	4,991,475	4,919,979

Net Loss	$(2,119,397)	$(1,982,696)

Basic and diluted net loss per share	$(0.42)	$(0.40)

Shares used to compute basic and diluted net loss per share	4,991,475	4,919,979

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,119,397)	$(1,982,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,709	18,035
Stock issued as compensation to non-employee directors	—	53,516
Stock-based compensation expense	118,324	118,502
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	333,317	66,764
Accounts payable and accrued expenses	293,397	(174,616)

Net cash used in operating activities	(1,366,650)	(1,900,495)
Cash flows from financing activities:
Payments on short-term notes payable	(41,630)	(35,514)
Proceeds from payment of stock subscription receivable	—	30,563

Net cash used in financing activities	(41,630)	(4,951)

Net decrease in cash and cash equivalents	(1,408,280)	(1,905,446)
Cash and cash equivalents at beginning of period	6,166,143	4,080,618

Cash and cash equivalents at end of period	$4,757,863	$2,175,172

Supplemental disclosure of cash flow information:
Interest paid	$4,495	$801

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$28,915	$31,985

Stock dividend on Series C preferred stock	$58,670	$160

Par value of common stock issued in connection with Series A Preferred Stock Conversion	$259	$—

Value of Series A preferred stock converted into common stock	$268,096	$—

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2018 and December 31, 2017 (audited) and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company sold its consumer probiotics business in 2016 and, as a result, has generated $-0- revenues, incurred a net loss of $2,119,397, and used cash of $1,366,650 in its operating activities during the three months ended March 31, 2018. As of March 31, 2018, the Company had an accumulated deficit of $103,578,864.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2018, together with its recently completed registered direct equity financing, will be sufficient to meet the business objectives as presently structured through August of 2018. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2018 that have had, or are expected to have, an impact on our financial statements.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2018, the uninsured portion of this balance was $4,507,863. As of December 31, 2017, the uninsured portion of this balance was $5,916,143.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Research and development	$8,856	$6,614
General and administrative	109,468	165,404

Total Stock based compensation	$118,324	$172,018

The Company granted -0- stock options during the three months ended March 31, 2018 and March 31, 2017, respectively.

During the three months ended March 31, 2018, 33,330 stock options previously granted have vested, and no stock options were forfeited and no stock options were exercised.

On February 9, 2017, in connection with and in furtherance of the equity based award program, the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), of which, 10,000 restricted shares vested at the end of each calendar quarter in 2017, as each recipient remained a director through the vesting date.

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

5. Warrants

A summary of warrant activity for the year ended December 31, 2017 and the three months ended March 31, 2018 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2016	17,559	$1.50
Granted	2,177,425	3.10
Exercised	—	—
Expired	(17,559)	1.50

Balance - December 31, 2017	2,177,425	3.10
Granted	—	—
Exercised	—	—
Expired	—	—

Balance - March 31, 2018	2,177,425	$3.10

The warrants outstanding as of March 31, 2018 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024

	2,177,425

6. Short-Term Notes Payable

As of March 31, 2018 and December 31, 2017, the Company had $67,763 and $80,478, respectively, in short-term notes payable for the financing of various insurance policies.

Products Liability Insurance

On March 1, 2016, the Company entered into a short-term note payable for $49,395 bearing interest at 5.93% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2016 and are made evenly based on a straight line amortization over a 10-month period with the final payment being made on January 4, 2017.

On March 10, 2017, the Company entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and are made evenly based on a straight line amortization over a 10-month period with the final payment made on January 2, 2018.

On March 10, 2018, the Company entered into a short-term note payable for $28,915 bearing interest at 5.09% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight line amortization over a 10-month period with the final payment being due on April 10, 2019.

Directors’ and Officers’ Insurance

On July 24, 2016, the Company entered into a short-term note payable for $111,730 bearing interest at 4.89% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2016 and are made evenly based on a straight line amortization over an 11-month period with the final payment made on June 21, 2017.

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

7. Commitments and Contingencies

The University of Florida Research Foundation Licenses (“UFRF”)

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of March 31, 2018.

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

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2018.

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

None of the Oral Mucositis ECC milestones had been achieved as of March 31, 2018.

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

8. Related Party Transactions

During the three months ended March 31, 2018 and 2017, we paid $78,606 and $524,620 respectively, to Intrexon under the ECC agreements (See Note 7). Included in accounts payable and accrued expenses at March 31, 2018 and December 31, 2017 was $62,316 and $39,457, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of March 31, 2018 and 2017, Intrexon beneficially owned approximately 29.8% and 33.2%, respectively, of our outstanding common stock.

On June 27, 2016, the Company completed the sale of its consumer probiotics business to ProBiora Health, LLC (“ProBiora Health”), an entity owned by Ms. Christine L. Koski, a director at the time of the transaction. The purchase price was $1,700,000 in cash of which $1,250,000 was paid at closing and $450,000 was payable on or before July 31, 2016. The note accrued interest at the rate of 1% per annum and was paid in full on July 29, 2016. In connection with the sale, ProBiora Health assumed certain liabilities. ProBiora Health is obligated to pay the Company contingent consideration annually over a 10 year period based on a percentage of sales of products using the Purchased Assets, with a maximum obligation to the Company of $2,000,000. No such payment of contingent consideration was due to the Company from ProBiora Health for the years ending December 31, 2017 and December 31, 2016.

The activities related to the consumer probiotic business are reflected as part of “Discontinued Operations” for the periods presented.

9. Shareholders Equity

Common Stock

Increase in the Number of Authorized Shares and Completion of Reverse Stock Split

In January of 2017, we filed an amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of all classes of our capital stock from 120,000,000 shares to 270,000,000 shares by increasing the number of authorized shares of common stock from 100,000,000 shares of common stock to 250,000,000 shares of common stock. The amendment to our Amended and Restated Articles of Incorporation was previously approved by a majority of our shareholders. In addition, a majority of shareholders approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than one-for-five and not more than one-for-ten, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split at any time on or prior to December 31, 2017 by filing an amendment to our Amended and Restated Articles of Incorporation. No such reverse stock split occurred prior to December 31, 2017.

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

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of one-for-ten, which became effective January 19, 2018 (the “Effective Date”). The Company’s common stock began trading on a split-adjusted basis on January 22, 2018 under the existing trading symbol “OGEN”.

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

No fractional shares were issued as a result of the reverse stock split. Shareholders who otherwise would be entitled to a fractional share because they hold a number of shares not evenly divisible by the one-for-ten reverse split ratio, were automatically entitled to receive an additional fractional share of the Company’s common stock to round up to the next whole share.

On March 9, 2018, a holder of 2,583,000 shares of the Company’s Series A Convertible Preferred Stock, converted the Series A Convertible Preferred Stock into 258,300 shares of the Company’s common stock.

On February 9, 2017, in connection with and in furtherance of the new equity based award program (See Note 4), the Board approved the award of 40,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan of which a total of 10,000 restricted shares have vested at the end of each of the four quarters in 2017. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. At March 31, 2017, the Company had $69,685 in unrecognized compensation expense relating to these awards that was recognized through the remainder of 2017.

Preferred Stock

Series A Non-Voting Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split, is convertible into 1,200,001 shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing (the “Series A Warrants”). The Series A Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

In connection with the issuance and sale of the Series A Preferred Stock and Series A Warrants, we granted certain demand registration rights and piggyback registration rights with respect to the shares of our Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split, into 1,320,002 shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Series B Warrants”). The Series B Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

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

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate shall be subject to increase to twenty percent (20%) automatically after May 10, 2019. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 fiscal year the Series C Preferred Stock was outstanding.

10. Subsequent Event

On April 6, 2018, the Company announced that it had entered into a securities purchase agreement with certain new institutional investors providing for the purchase and sale of 900,000 shares of the Company’s common stock at a price of $2.00 per share in a registered direct offering, resulting in total gross proceeds of $1,800,000. The Company also agreed to issue unregistered warrants to the investors in a concurrent private placement to purchase up to an equivalent number of shares of the Company’s common stock with an exercise price of $2.00 per share. The warrants will be exercisable six months following the closing date and will expire five years from the date of issuance. The closing of the sale of the securities occurred on April 10, 2018. The shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-213321), which was declared effective by the United States Securities and Exchange Commission (“SEC”) on September 7, 2016. The warrants and shares issuable upon exercise of the warrants were offered in a concurrent private placement and have not been registered under the Securities Act of 1933, as amended.

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

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The study is a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation over 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints are being evaluated. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a

Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we will expand the trial into Europe in 2018 upon sufficient financing being available to us. The Phase 2 clinical trial of AG013 is a double-blind, placebo-controlled study that will be conducted at approximately 45 clinical sites across the United States and Europe, and is expected to enroll up to 160 – 180 evaluable patients. The purpose of the study is to evaluate the efficacy, safety and tolerability and pharmacokinetics of orally administered AG013 compared to placebo for reducing OM in patients undergoing chemo-radiation for the treatment of head and neck cancer, as measured by the duration, time to development, and overall incidence of OM. We completed enrollment of the interim analysis cohort of 20 patients in our Phase 2 clinical trial of AG013 for the treatment OM.

Our Antibiotic Product Candidate-Preclinical

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

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

Based on these early results, we selected a lead candidate, OG253, for which we had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. While we were able to raise additional capital during the year ended December 31, 2017, we currently expect the IND for a first-in-human clinical study of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding.

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

Recent Developments

Consummated a Reverse Stock Split. On January 19, 2018 we effected a one for ten reverse stock split of our authorized and outstanding common stock, by filing Articles of Amendment to our Articles of Incorporation. As a result of the reverse stock split (i) proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants; (ii) proportionate adjustments have been made to the conversion price applicable to outstanding shares of Series A and Series B Convertible Preferred Stock; (iii) the number of shares authorized for future grant under our equity incentive/compensation plans immediately prior to the effective time have been reduced proportionately; and (iv) the number of authorized shares of common stock as recently increased have been reduced from 450,000,000 shares to 45,000,000 shares. All share and per share amounts in this report have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Completed Registered Direct Offering and Private Placement. On April 10, 2018, we completed a registered direct offering and private placement pursuant to a Securities Purchase Agreement with certain investors pursuant to which we issued and sold in a registered offering directly to the Investors (the “Registered Offering”), an aggregate of 900,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), at an offering price of $2.00 per share. In a concurrent private placement (the “Private Placement”), we issued to the investors who participated in the Registered Offering, warrants exercisable for one share of Common Stock for each Share purchased in the Registered Offering for an aggregate of Warrants to purchase 900,000 shares of Common Stock at an exercise price of $2.00 per share. Each Warrant is exercisable beginning October 10, 2018 and will expire on April 10, 2023. Shares of common stock underlying the aggregate of 900,000 Warrants are being registered for resale by the selling security holders.

Matters Submitted to Shareholders for Approval. On April 19, 2018, our board of directors approved (i) an amendment to Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 45 million shares to 200 million shares (the “Articles of Amendment”) and (ii) an amendment to the 2012 Incentive Plan (the “Third Amendment”), increasing the number of shares authorized for issuance under the 2012 Incentive Plan by 1,500,000 shares from 750,000 to 2,250,000 shares. The board of directors has submitted the Articles of Amendment and Third Amendment to our shareholders for their approval.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations as well as to the commercialization of our consumer ProBiora3 products. We have generated limited revenues from grants and from our recently disposed of consumer ProBiora3 product business through June 30, 2016, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with these financing transactions. Prior to 2008, our revenues were derived solely from research grants. Since 2008, our revenues have also included sales of our ProBiora3 products, which we initiated in late 2008. Our net revenues were $464,048 for the year ended December 31, 2016. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result, we will no longer generate revenue from sales of consumer probiotic products.

As of March 31, 2018, we had an accumulated deficit of $103,578,864 and we have yet to achieve profitability. We incurred net losses of $2,119,397 and $1,982,696 for the three months ended March 31, 2018 and 2017, respectively, and $6,731,525 and $7,013,304 for the years ended December 31, 2017 and 2016, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business.

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

Our research and development expenses were $1,326,241 and $1,122,461 for the three months ended March 31, 2018 and 2017, respectively.

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

Income Taxes

As of December 31, 2017, we have net operating loss carryforwards of approximately $93,966,000 to offset future federal and state income taxes. We also have research and development tax credit carryforwards of approximately $2,016,000 as of December 31, 2017 to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2037 and 2027, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. The private placement transaction with the KFLP in June 2009 (the “June 2009 Private Placement”) constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Research and Development. Research and development expenses were $1,326,241 for the three months ended March 31, 2018 compared to $1,122,461 for the three months ended March 31, 2017, an increase of $203,780 or 18.2%. This increase was primarily due to increases in costs associated with work under the ECC’s of $403,825. This increase was partially offset by a decrease in salary and salary related costs associated with research and development of $208,136.

General and Administrative. General and administrative expenses were $795,463 for the three months ended March 31, 2018 compared to $865,195 for the three months ended March 31, 2017, a decrease of $69,732 or 8.1%. This decrease was primarily due to decreases in stock based compensation costs, and filing fee costs of $55,936 and $37,762, respectively. These decreases were partially offset by increases in legal costs and accounting costs of $20,758 and $6,075, respectively.

Other Income. Other income, net was $2,307 for the three months ended March 31, 2018 compared to $5,081 for the three months ended March 31, 2017, resulting in a decrease of $2,774. The net change was primarily attributable to a decrease in miscellaneous income of $5,147 which was partially offset by an increase in interest income of $1,539.

Discontinued Operations. On June 22, 2016, we sold the assets constituting our consumer probiotic business and as such have accounted for such business as a discontinued operation. Loss from discontinued operations was $-0- for the three months ended March 31, 2018 compared to $(121) for the three months ended March 31, 2017, resulting in a net change of $121.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2018 and 2017, our operating activities used cash of $1,366,650 and $1,900,495, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $4,301,286 and $6,294,650 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, our investing activities used cash of $-0- and $-0-, respectively.

During the three months ended March 31, 2018 and 2017, our financing activities used cash of $41,630 and $4,951, respectively. The cash used by financing activities during the three months ended March 31, 2018 and 2017 was primarily due to the reductions in short term notes payable offset by the settlement of the stock subscription receivable.

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

On March 10, 2018, we entered into a short-term note payable for $28,915 bearing interest at 5.09% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight line amortization over a 10-month period with the final payment being due on April 10, 2019.

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

On July 24, 2017, we entered into a short-term note payable for $140,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and such payments are to be made evenly based on a straight line amortization over an 11-month period with the final payment being due on June 24, 2018.

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

Future Capital Requirements

Our capital requirements for 2018 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

We believe our current available cash and cash equivalents will allow us to fund our operating plan through August 2018. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC, we will require additional capital.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2018 that have had or are expected to have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 16, 2018. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $2.1 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively, and approximately $6.7 million and $7.0 million for the years ended December 31, 2017, and 2016, respectively. As of March 31, 2018 our accumulated deficit was approximately $103.6 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of March 31, 2018, together with our recently completed registered direct equity financing, will be sufficient to fund our operations as presently structured through August 2018. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. While we believe we can continue our current level of operations with the cash we have on hand through August 2018, we will need to arrange additional financing to remain a going concern.

Risks Related to Our Common Stock

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

On November 8, 2017 we issued to Intrexon Corporation (“Intrexon”) approximately $3.4 million of equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”). The shares of Series C are entitled to (payment-in-kind (“PIK”) dividends thereon at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value , payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate is subject to increase to twenty percent (20%) automatically after May 10, 2019. Upon Liquidation of the Company, whether voluntary or involuntary, each holder of shares of Series C Preferred Stock is entitled to receive, in preference to the holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and to all other equity securities issued by the Company from time to time (the “Junior Securities”), an amount of cash equal to the product of the number of shares of Series C Non-Convertible Preferred Stock then held by such holder, multiplied by the Stated Value per share of Series C Non-Convertible Preferred Stock plus any accrued but unpaid dividends (the “Series C Liquidation Amount”) and no distributions or payments shall be made in respect of any Junior Securities unless all Series C Liquidation Amounts, if any, are first paid in full. The “Stated Value” shall mean $33,847.9874 per share. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 fiscal year the Series C Preferred Stock was outstanding.

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

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of March 31, 2018 on a post reverse split basis, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. In addition to our outstanding shares of preferred stock, as of March 31, 2018, there were currently outstanding warrants to purchase 2,177,425 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Under certain circumstances we may be required to settle the value of the Common Stock Purchase Warrants in cash.

If, at any time while the Common Stock Purchase Warrants are outstanding, we enter into a Board approved “Change of Control” (as defined in the Common Stock Purchase Warrants agreements), which includes, but is not limited to, a merger or sale of substantially all of our assets, then each holder of outstanding Common Stock Purchase Warrants as at any time prior to the consummation of the Change of Control, may elect and require us to purchase the Common Stock Purchase Warrants held by such person immediately prior to the consummation of such Change of Control by making a cash payment in an amount equal to the Black Scholes Value of the remaining unexercised portion of such holder’s Common Stock Purchase Warrants.

We had previously received a non-compliance letter from the NYSE American and we cannot assure you that our shares will continue to be listed on the NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s continued listing standards. On May 10, 2016, we were notified by the NYSE American (formerly known as NYSE MKT) that we were no longer in compliance with the NYSE American continued listing standards because our last reported stockholders’ equity was below continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). As of December 31, 2015, we had stockholders’ equity of $4.7 million. We were required to submit a plan to the NYSE American by June 10, 2016 advising of actions we have taken or will take to regain compliance with the continued listing standards by November 10, 2017.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 fiscal year the Series C Preferred Stock was outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The disclosure set forth below is provided in lieu of a separate Form 8-K filing that otherwise would have been required with respect to Item 5.029(e) Compensatory Arrangements of Certain Officers of Form 8-K.

Compensatory Arrangements of Certain Officers.

Bonus Awards 2017

On May 10, 2018, the Board of Directors approved a discretionary 2017 cash bonus award for Dr. Joslyn, our Chief Executive Officer in the amount of $105,000.

On May 10, 2018, the Compensation Committee approved discretionary 2017 cash bonus awards for each of Mr. Sullivan and Dr. Handfield for their performance during 2017 in the amounts of $53,655 and $20,000, respectively.

ITEM 6. EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Form of Common Stock Purchase Warrant	8-K	001-32188	4.1	4/10/18

10.1	Securities Purchase Agreement, dated as of April 6, 2018, by and among Oragenics, Inc. and the Investors	8-K	001-32188	10.1	4/10/18

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2018.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer