Form 10-Q
period 2018-06-30
ORAGENICS INC
filed 2018-08-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

As of August 8, 2018, there were 11,837,635 shares of Common Stock, $.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,940,530	$6,166,143
Prepaid expenses and other current assets	1,257,440	1,027,029

Total current assets	5,197,970	7,193,172
Property and equipment, net	10,643	21,659

Total assets	$5,208,613	$7,214,831

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,537,121	$818,044
Short-term notes payable	20,912	80,478

Total current liabilities	1,558,033	898,522
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 12,000,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 101.733 and 100 Series C shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,100,182	6,309,608
Common stock, $0.001 par value; 200,000,000 shares authorized 6,102,635 and 4,928,335 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,103	4,928
Additional paid-in capital	103,404,448	101,402,570
Accumulated deficit	(105,860,153)	(101,400,797)

Total shareholders’ equity	3,650,580	6,316,309

Total liabilities and shareholders’ equity	$5,208,613	$7,214,831

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	1,271,542	605,411	2,597,783	1,727,872
General and administrative	1,012,007	791,348	1,807,470	1,656,543

Total operating expenses	2,283,549	1,396,759	4,405,253	3,384,415

Loss from continuing operations	(2,283,549)	(1,396,759)	(4,405,253)	(3,384,415)
Other income (expense):
Interest income	3,254	1,832	6,728	3,767
Interest expense	(664)	(57,865)	(1,501)	(58,666)
Change in value of derivative liability	—	231,644	—	231,644
Local business tax	(330)	(1,200)	(660)	(2,400)
Other income	—	1,361	—	6,508

Total other income, net	2,260	175,772	4,567	180,853

Loss from continuing operations before income taxes	(2,281,289)	(1,220,987)	(4,400,686)	(3,203,562)

Income tax benefit	—	—	—	—

Net loss from continuing operations	$(2,281,289)	$(1,220,987)	$(4,400,686)	$(3,203,562)

Basic and diluted net loss per share from continuing operations	$(0.38)	$(0.25)	$(0.80)	$(0.65)

Shares used to compute basic and diluted net loss per share from continuing operations	6,028,701	4,928,335	5,509,741	4,924,115

Discontinued operations
Profit from operations of discontinued component	—	121	—	—

Profit from discontinued operations	—	121	—	—

Basic and diluted net profit per share from discontinued operations	$—	$—	$—	$—

Shares used to compute basic and diluted net profit per share from discontinued operations	6,028,701	4,928,335	5,509,741	4,924,115

Net Loss	$(2,281,289)	$(1,220,866)	$(4,400,686)	$(3,203,562)

Basic and diluted net loss per share	$(0.38)	$(0.25)	$(0.80)	$(0.65)

Shares used to compute basic and diluted net loss per share	6,028,701	4,928,335	5,509,741	4,924,115

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,400,686)	$(3,203,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,016	35,707
Stock issued as compensation to non-employee directors	24,320	93,828
Stock-based compensation expense	200,310	200,938
Decrease in fair value of derivative liability	—	(231,644)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(201,496)	(344,656)
Accounts payable and accrued expenses	719,077	(216,119)

Net cash used in operating activities	(3,647,459)	(3,665,508)
Cash flows from financing activities:
Payments on short-term notes payable	(88,481)	(75,801)
Net proceeds from issuance of common stock and warrants	1,510,327	—
Net proceeds from issuance of convertible preferred stock and warrants	—	1,238,084
Proceeds from issuance of note payable to shareholder	—	2,400,000
Proceeds from payment of stock subscription receivable	—	30,563
Restricted cash (receipts) released, net	—	(1,919,030)

Net cash provided by financing activities	1,421,846	1,673,816

Net decrease in cash and cash equivalents	(2,225,613)	(1,991,692)
Cash and cash equivalents at beginning of period	6,166,143	4,080,618

Cash and cash equivalents at end of period	$3,940,530	$2,088,926

Supplemental disclosure of cash flow information:
Interest paid	$1,501	$1,605

Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$28,915	$31,985

Par value of restricted stock issued	$16	$160

Stock dividend on Series C preferred stock	$58,670	$—

Par value of common stock issued in connection with Series A Preferred Stock Conversion	$259	$—

Value of Series A preferred stock converted into common stock	$268,096	$—

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2018 and December 31, 2017 (audited) and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company sold its consumer probiotics business in 2016 and, as a result, has generated $-0- revenues. The Company incurred a net loss of $4,400,686, and used cash of $3,647,459 in its operating activities during the six months ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $105,860,153.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at June 30, 2018, together with its recently completed underwritten public offering (See Note 10) of its equity securities, will be sufficient to meet the business objectives as presently structured through June of 2019. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07 Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include sharebased payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 should be applied to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s results of operation, financial position or disclosures.

In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting was criticized for failing to meet the needs of users of financial statements because it did not always provide a faithful representation of leasing transactions. In particular, it did not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s results of operation, financial position or disclosures.

There are no additional accounting pronouncements issued or effective during the three or six months ended June 30, 2018 that have had, or are expected to have, an impact on our financial statements.

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

Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive because the Company reported a net loss for all periods presented. Basic and diluted net loss per share amounts are the same for the periods presented. Net loss per share is computed using the weighted average number of shares of common stock outstanding.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2018, the uninsured portion of this balance was $3,690,530. As of December 31, 2017, the uninsured portion of this balance was $5,916,143.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Research and development	$9,192	$5,643	$18,048	$12,257
General and administrative	97,114	117,105	206,582	282,509

Total Stock based compensation	$106,306	$122,748	$224,630	$294,766

At our Annual Meeting of Shareholders held on June 22, 2018, our shareholders approved an amendment to our 2012 Equity Incentive Plan to increase the shares available for awards thereunder by 1,500,000 shares.

The Company granted 128,000 and 128,000 stock options, with a weighted-average grant date fair value of $1.52 and $1.52 per share, during three and six months ended June 30, 2018, respectively. The Company granted 105,600 and 105,600 stock options, with a weighted-average grant date fair value of $3.60 and $3.60 per share, during the three and six months ended June 30, 2017, respectively.

During the six months ended June 30, 2018, 116,199 stock options previously granted have vested and no stock options were forfeited and no stock options were exercised.

On June 22, 2018, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved stock option awards in the amount of 14,000 to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan at an exercise price of $1.52 per share, the closing price on June 22, 2018, the date of the grant.

Also, on June 22, 2018, and in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan. Pursuant to the terms of the award, the restricted shares were immediately vested.

In addition, on June 22, 2018, in connection with, and in furtherance of, the equity based award program, the Board approved stock option awards in the amount of 62,000 to management and 10,000 to staff under the Company’s 2012 Equity Incentive Plan at an exercise price of $1.52 per share, the closing price on June 22, 2018, the date of the grant.

On June 22, 2017, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved stock option awards in the amount of 14,000 to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan at an exercise price of $3.70 per share, the closing price on June 22, 2017, the date of the grant.

In addition, on June 22, 2017, in connection with, and in furtherance of, the new equity based award program, the Board approved stock option awards in the amount of 45,500 to management and 4,100 to staff under the Company’s 2012 Equity Incentive Plan at an exercise price of $3.70 per share, the closing price on June 22, 2017, the date of the grant.

On February 9, 2017, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan, of which, 1,000 restricted shares vested at the end of each calendar quarter in 2017.

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

5. Warrants

On April 6, 2018 (the “Closing Date”), the Company entered into a securities purchase agreement with certain new institutional investors for the purchase and sale of 900,000 shares of the Company’s common stock in a registered direct offering. The Company also issued unregistered warrants to the investors in a concurrent private placement to purchase up to an equivalent number of shares of the Company’s common stock with an exercise price of $2.00 per share. The warrants are exercisable six months following the Closing Date and will expire five years from the date of issuance. A summary of warrant activity for the year ended December 31, 2017 and the six months ended June 30, 2018 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2016	17,559	$1.50
Granted	2,177,425	3.10
Exercised	—	—
Expired	(17,559)	1.50

Balance - December 31, 2017	2,177,425	3.10
Granted	900,000	2.00
Exercised	—	—
Expired	—	—

Balance - June 30, 2018	3,077,425	$2.78

The warrants outstanding as of June 30, 2018 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$ 3.10	48,387	9/19/2022
$ 3.10	462,106	5/10/2024
$ 3.10	602,414	7/25/2024
$ 3.10	1,064,518	11/8/2024
$ 2.00	900,000	4/10/2023

	3,077,425

6. Short-Term Notes Payable

As of June 30, 2018 and December 31, 2017, the Company had $20,912 and $80,478, respectively, in short-term notes payable for the financing of various insurance policies.

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

On March 10, 2018, the Company entered into a short-term note payable for $28,915 bearing interest at 5.09% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight line amortization over a 11-month period with the final payment being due on February 10, 2019.

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

On July 24, 2017, the Company entered into a short-term note payable for $140,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 25, 2018.

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of June 30, 2018.

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

In November of 2017 the Lantibiotic ECC was amended to: (i) consolidate the development milestone payments into one payment of $25,000,000, being due six months after receiving FDA approval of a New Drug Application, (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue, (iii) reduce the royalty rate from 25% of Product Profit to 10% of Net Sales, (iv) revise the form of milestone payments from being share based or cash at the Company’s election to only cash, and (v) commit that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was budgeted for the advancement of the Lantibiotic Program.

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

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2018.

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

None of the Oral Mucositis ECC milestones had been achieved as of June 30, 2018.

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

8. Related Party Transactions

During the three and six months ended June 30, 2018, we paid $89,216 and $159,233; and during the three and six months ended June 30, 2017 we paid $-0- and $524,620 respectively, to Intrexon under the Oral Mucositis and Lantibiotic ECC agreements (See Note 7). Included in accounts payable and accrued expenses at June 30, 2018 and December 31, 2017 was $142,333 and $39,457, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of June 30, 2018 and 2017 Intrexon beneficially owned approximately 25.4% and 31.4% of our outstanding common stock.

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

The activities related to the consumer probiotic business are reflected as part of “Discontinued Operations” for the applicable period presented.

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

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of one-for-ten, which became effective January 19, 2018. The Company’s common stock began trading on a split-adjusted basis on January 22, 2018 under the existing trading symbol “OGEN”.

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

On April 6, 2018, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to issue and sell, in a registered offering by the Company directly to the investors, an aggregate of 900,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $2.00 per share. In a concurrent private placement, the Company agreed to issue to the investors who participated in the registered offering, warrants exercisable for one share of common stock for each share purchased in the registered offering for an aggregate of warrants to purchase 900,000 shares of common stock at an exercise price of $2.00 per share. Each warrant is exercisable beginning on the six-month anniversary of the date of its issuance and will expire five years from the date of issuance.

At our Annual Meeting of Shareholders held on June 22, 2018, our shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation which increased the number of authorized shares of our Common Stock from 45,000,000 shares of Common Stock to 200,000,000 shares of Common Stock.

Also, on June 22, 2018, and in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan. Pursuant to the terms of the award, the restricted shares were immediately vested.

On February 9, 2017, in connection with and in furtherance of the new equity based award program (See Note 4), the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan of which a total of 1,000 restricted shares vested at the end of each of the four quarters in 2017. The awards are considered issued and outstanding as of the date of the grant and are eligible to be voted by the recipient. At June 30, 2017, the Company had $29,372 in unrecognized compensation expense relating to these awards that was recognized through the remainder of 2017.

Preferred Stock

Series A Non-Voting Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split, is convertible into 1,200,001 shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing (the “Series A Warrants”). The Series A Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

In connection with the Series A Preferred Financing, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of the State of Florida, to be effective May 10, 2017. The number of shares of Preferred Stock designated as Series A Preferred Stock is 12,000,000 and have a par value of $0.001 per share.

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split, into 1,320,002 shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Series B Warrants”). The Series B Warrants have a term of seven years from the date of issuance and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

In connection with the Series B Preferred Financing, we filed a Certificate of Designation and Rights of Series B Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series B Preferred Stock is 6,600,000 and have a par value of $0.001 per share.

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

In connection with the Intrexon Debt Conversion Agreement, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000 and have a par value of $0.001 per share.

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

10. Subsequent Event

On July 17, 2018, the Company announced the closing of an underwritten public offering (the “Public Offering”) of units for gross proceeds of approximately $13.8 million, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Public Offering was comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share (each, a “Warrant” and collectively, the “Warrants”), and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a Warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The Series D Preferred Stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and, with certain exceptions, has no voting rights. The securities comprising the units were immediately separable and have been issued separately.

The Conversion Price of the Series D Preferred Stock and exercise price of the warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, dilutive issuances, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

A total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock were issued in the Public Offering inclusive of the underwriters exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to purchase 1,800,000 shares of common stock at the Public Offering price per share less the underwriting discounts and commissions.

Prior to the closing of the Public Offering, certain purchasers elected to convert shares of Series D Preferred Stock into shares of Common Stock. Following the completion of the Public Offering and the conversion of these shares, the Company had outstanding 8,760,000 shares of Series D Preferred Stock.

The net proceeds to the Company from the Public Offering, after deducting Underwriter fees and expenses and the Company’s estimated Public Offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants issued in the Public Offering, was approximately $12.3 million. The Company anticipates using the net proceeds from this Public Offering to continue funding development of AG013, our ongoing Phase II clinical trial for the treatment of Oral Mucositis, our pre-clinical development of our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

The following table sets forth the Company’s Total Shareholders’ Equity position as of June 30, 2018, as adjusted on a pro forma basis to reflect the recently completed underwritten Public Offering:

Oragenics, Inc.

Pro Forma Shareholder’s Equity

(U.S. dollars)

Total Shareholders’ Equity as of June 30, 2018	$3,650,580
Net Proceeds from July 17, 2018 Public Offering	12,300,000

Pro forma Total Shareholders’ Equity, as of June 30, 2018, as adjusted	$15,950,580

In connection with the Public Offering, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred Stock on July 13, 2018, with the Secretary of State of the State of Florida which became effective upon filing. The Certificate of Designation provides for the issuance of the shares of Series D Preferred Stock. With certain exceptions, the shares of Series D Preferred Stock rank on par with the shares of the Common Stock, in each case, as to dividend rights and distributions of assets upon liquidation, dissolution or winding up of the Company.

With certain exceptions, as described in the Certificate of Designation, the shares of Series D Preferred Stock have no voting rights. However, as long as any shares of Series D Preferred Stock remain outstanding, the Certificate of Designation provides that the Company shall not, without the affirmative vote of holders of a majority of the then outstanding shares of Series D Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Each share of Series D Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock equal to one share divided by the Conversion Price. The “Conversion Price” is initially $1.00, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designation. Notwithstanding the foregoing, the Certificate of Designation further provides that the Company shall not effect any conversion of the shares of Series D Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series D Preferred (together with such holder’s affiliates and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of Common Stock then outstanding (or, upon election by a Holder prior to the issuance of and Warrants, 9.99%). At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

Additionally, subject to certain exceptions and limitations, at any time prior to the three year anniversary of the issuance of the Series D Preferred Stock, the Company will have the right to cause each holder of the Series D Preferred Stock to convert all or part of such holder’s Series D Preferred Stock in the event that (i) the volume weighted average price of our common stock for each of 30 consecutive trading days exceeds $3.00 (subject to adjustment for stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such measurement period exceeds $175,000 per trading day and (iii) the holder is not in possession of any information that constitutes or might constitute, material non-public information which was provided by the Company. The description of the Series D Preferred Stock is qualified by reference to the Certificate of Designation filed with our Form 8-K on July 17, 2018.

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

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The study is a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints are being evaluated. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we will expand the trial into Europe in 2018 upon sufficient financing being available to us. The Phase 2 trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients will be randomized in a 1:1 ratio to receive either a placebo or AG013. The clinical trial will be conducted at approximately 45 clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy, safety and tolerability of topically administered AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

We completed enrollment of the interim analysis cohort , which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblinded safety evaluation, of which 10 received AG013. We recently announced positive results from our interim safety analysis, which was requested by the FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. The study provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general population.

Safety was evaluated on the basis of treatment-emergent adverse events, vital signs, weight, physical examinations, clinical laboratory assessments and the presence of AG013 in whole blood. Tolerability measures (taste, consistency and smell) were collected from the patient diaries. In addition, the reasons for study treatment discontinuation were also summarized. Following review of the data by an independent Data Safety Monitoring Board (DSMB), it was concluded that the clinical trial can proceed with no changes to the study. The data analysis indicated that the distribution of adverse events were similar between AG013 and placebo. The serious adverse events reported were consistent with those commonly reported in a head and neck cancer population receiving traditional chemoradiation therapy treatments and included fevers, neutropenia, anemia, nausea and vomiting, infections and oral (mouth and throat) pain. There were no reports of bacteremia or sepsis. Of patients that discontinued participation in the clinical study, 4 patients experienced adverse events, including 3 patients who developed nausea and vomiting, 2 patients that were non-compliant with the study procedures and 3 patients developed severe OM.

Given the clearance by the DSMB, we are proceeding with patient enrollment for our AGO13 clinical trial, including the addition of clinical sites in the U.S. and Europe. We expect to report top-line results of the completed phase 2 trial in late 2019.

Our Antibiotic Product Candidate-Preclinical

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram positive bacterial species. Approximately 60 lantibiotics have been discovered, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

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

Based on these early results, we selected a lead candidate, OG253, for which we had a pre IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff . Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores when compared to a vancomycin positive control.

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

Recent Developments

Completed Underwritten Public Offering. On July 17, 2018, we announced the closing of an underwritten public offering of units for gross proceeds of approximately $13.8 million, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by us. The offering was comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share (each, a “Warrant” and collectively, the “Warrants”), and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a Warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The Series D Preferred Stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and, with certain exceptions, has no voting rights. The securities comprising the units were immediately separable and have been issued separately. A total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock were issued in the public offering inclusive of the underwriters exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to purchase 1,800,000 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The net proceeds to the Company from the public offering, after deducting Underwriter fees and expenses and the Company’s estimated public offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants issued in the public offering, was approximately $12.3 million.

Amended our Articles of Incorporation. On June 22, 2018, our shareholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 45,000,000 shares to 200,000,000 and such amendment became effective on June 25, 2018. The purpose of the increase in the number of authorized shares of our common stock is to provide flexibility in connection with our future financing efforts.

Amended our 2012 Equity Incentive Plan. On June 22, 2018, our shareholders approved an amendment to our 2012 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of our common stock from 750,000 shares to 2,250,000 and such. The purpose of the increase in the number of authorized shares available under the Plan was to provide flexibility in connection with making awards, which is vital to our ability to attract and retain outstanding and highly skilled individuals in the extremely competitive labor markets in which we must compete.

We Reported Positive Interim Safety Analysis Results From our Phase 2 Clinical Trial of AG013 for Oral Mucositis. On May 30, 2018 we announced positive results from its interim safety analysis as requested by FDA on patients from its Phase 2 clinical trial of AG013 for the treatment of OM. Following review of the interim data by an independent Data Safety Monitoring Board (DSMB), it was concluded that the clinical trial can proceed with no changes to the study. The study also provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general population. In addition, the DSMB concluded that the overall profile of adverse events were similar between AG013 and placebo and the serious adverse events reported were consistent with those commonly seen in a head and neck cancer population receiving traditional chemoradiation.

Completed Registered Direct Offering and Private Placement. On April 6, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell, in a registered offering by the us directly to the investors, an aggregate of 900,000 shares of our common stock, par value $0.001 per share, at an offering price of $2.00 per share. In a concurrent private placement, we agreed to issue to the investors who participated in the registered offering, warrants exercisable for one share of common stock for each share purchased in the registered offering for an aggregate of warrants to purchase 900,000 shares of common stock at an exercise price of $2.00 per share. Each warrant is exercisable beginning on the six-month anniversary of the date of its issuance and will expire five years from the date of issuance.

Consummated a Reverse Stock Split. On January 19, 2018 we effected a one for ten reverse stock split of our authorized and outstanding common stock, by filing Articles of Amendment to our Articles of Incorporation. As a result of the reverse stock split (i) proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants; (ii) proportionate adjustments have been made to the conversion price applicable to outstanding shares of Series A and Series B Convertible Preferred Stock; (iii) the number of shares authorized for future grant under our equity incentive/compensation plans immediately prior to the effective time was also reduced proportionately; and (iv) the number of authorized shares of common stock was reduced from 450,000,000 shares to 45,000,000 shares, provided however, such authorized shares were subsequently increased by the amendment to our Article of Incorporation dated June 22, 2018 referenced above.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and from our former consumer ProBiora3 product business through June 30, 2016 and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with financing transactions. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result, we will no longer generate revenue from sales of consumer probiotic products.

As of June 30, 2018, we had an accumulated deficit of $105,860,153 and we have yet to achieve profitability. We incurred net losses of $4,400,686 and $3,203,562 for the six months ended June 30, 2018 and June 30, 2017, respectively, and $6,731,525 and $7,013,304 for the years ended December 31, 2017 and 2016, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. Our net revenues were $0 and $464,048, for the years ended December 31, 2017 and 2016, respectively.

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

Our research and development expenses were $2,597,783 and $1,727,872 for the six months ended June 30, 2018 and 2017, respectively.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Research and Development. Research and development expenses were $1,271,542 for the three months ended June 30, 2018 compared to $605,411 for the three months ended June 30, 2017, an increase of $666,131or 110.0%. This increase was primarily due to increases in costs associated with work under the ECC’s of $742,147. This increase was partially offset by decreases in salary and salary related costs associated with research and development and patent costs of $46,252 and $27,611, respectively.

General and Administrative. General and administrative expenses were $1,012,007 for the three months ended June 30, 2018 compared to $791,348 for three months ended June 30, 2017, an increase of $220,659 or 27.9%. This increase was primarily due to increases in salary and salary related costs, filing fees and registration costs, and legal costs of $146,600, $64,285, and $28,206, respectively. These increases were partially offset by a decrease in consulting costs of $20,396.

Other Income. Other income, net was $2,260 for the three months ended June 30, 2018 compared to $175,772 for the three months ended June 30, 2017, resulting in a net change of $173,512. The net change was primarily attributable to a net change in derivative liabilities of $231,644 which was partially offset by a decrease in interest expense of $57,201.

Discontinued Operations. On June 22, 2016, we sold the assets constituting our consumer probiotic business and as such have accounted for such business as a discontinued operation. Profit from discontinued operations was $-0- for the three months ended June 30, 2018 compared to $121 for the three months ended June 30, 2017, resulting in a net change of $(121).

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Research and Development. Research and development expenses were $2,597,783 for the six months ended June 30, 2018 compared to $1,727,872 for the six months ended June 30, 2017, an increase of $869,911 or 50.3%. This increase was primarily due to increases in costs associated with work under the ECC’s of $1,145,951. This increase was partially offset by decreases in salary and salary related costs associated with research and development, insurance, and patent costs of $254,388, $10,758, and $9,237, respectively.

General and Administrative. General and administrative expenses were $1,807,470 for the six months ended June 30, 2018 compared to $1,656,543 for the six months ended June 30, 2017, an increase of $150,927 or 9.1%%. This increase was primarily due to increases in salary and salary related costs, legal, filing fees and registration costs, transfer agent costs, and accounting costs of $129,111, $48,965, $26,523, $20,211, and $15,225, respectively. These increases were partially offset by decreases in stock based compensation, depreciation, and consulting costs of $39,656, $24,690, and $21,712, respectively.

Other Income. Other income, net was $4,567 for the six months ended June 30, 2018 compared to $180,853 for the six months ended June 30, 2017, resulting in a net change of $176,286. The net change was primarily attributable to a net change in derivative liabilities of $231,644 which was partially offset by a decrease in interest expense of $57,165.

Discontinued Operations. On June 22, 2016, we sold the assets constituting our consumer probiotic business and as such have accounted for such business as a discontinued operation. Profit from discontinued operations was $-0- for the six months ended June 30, 2018 compared to $-0- for the six months ended June 30, 2017, resulting in a net change of $-0-.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2018 and June 30, 2017, our operating activities used cash of $3,647,459 and $3,665,508, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $3,639,937 and $6,294,650 at June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and June 30, 2017, our investing activities used cash of $-0- and $-0-, respectively.

During the six months ended June 30, 2018 and June 30, 2017, our financing activities used cash of $1,421,846 and $1,673,816, respectively. The cash used by financing activities during the six months ended June 30, 2018 and June 30, 2017 was primarily due to the reductions in short term notes payable offset by the settlement of the stock subscription receivable.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below:

The May 2017 Series A Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of 1,200,000 shares of Series A Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The Series A Preferred Stock is convertible into 1,200,000 shares of our Common Stock. The purchase price per share of the Series A Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,520 shares of Common Stock (the “Series A Warrants”). The Series A Warrants have a term of seven years from the date of issuance and are non-exercisable until six (6) months after issuance and have an exercise price of $3.10 per share. Proceeds from the Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

The May 2017 Intrexon Debt Financing and ECC Amendment

On May 10, 2017, concurrently with the above referenced Series A Preferred Stock Financing, we entered into Note Purchase Agreement with Intrexon pursuant to which the Company issued a $2,400,000 unsecured non-convertible promissory note to Intrexon (the “Intrexon Note”) and amended the first milestone in our Oral Mucositis exclusive channel collaboration agreement (the “May Oral Mucositis ECC Amendment”) with Intrexon. The Intrexon Note matured in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note will be used to fund our AG013 research and clinical trials. In addition to, and as part of the Intrexon Note, we amended the first milestone payment on the Oral Mucositis ECC from a $2,000,000 payment upon first dosing of a patient to a $3,000,000 payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty four (24) month anniversary of the dosing of the first patient in the Phase 2 clinical trial. Simultaneously with the amendment to the Oral Mucositis ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Intrexon reflecting the milestone amendment. The Intrexon Note, including accrued and unpaid interest, was subsequently repaid in November 2017 through the issuance of Series C Preferred Stock (see below).

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

The full $3,300,000 of Series B Preferred Stock is convertible into 1,320,000 shares of our Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Series B Warrants”). The Series B Warrants have a term of seven years from the date of issuance and are non-exercisable until six (6) months after issuance and have an exercise price of $3.10 per share.

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

The April 6, 2018 Registered Direct Offering and Private Placement.

On April 6, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell, in a registered offering by the us directly to the investors, an aggregate of 900,000 shares of our common stock, par value $0.001 per share, at an offering price of $2.00 per share. In a concurrent private placement, we agreed to issue to the investors who participated in the registered offering, warrants exercisable for one share of common stock for each share purchased in the registered offering for an aggregate of warrants to purchase 900,000 shares of common stock at an exercise price of $2.00 per share. Each warrant is exercisable beginning on the six-month anniversary of the date of its issuance and will expire five years from the date of issuance.

The July 17, 2018 Underwritten Public Offering

On July 17, 2018, we announced the closing of an underwritten public offering of units for gross proceeds of approximately $13.8 million, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by us.

The offering was comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share (each, a “Warrant” and collectively, the “Warrants”), and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a Warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The Series D Preferred Stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and, with certain exceptions, has no voting rights. The securities comprising the units were immediately separable and have been issued separately.

A total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock were issued in the offering inclusive of the underwriters exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to purchase up to an additional 1,800,000 shares of common stock at the public offering price per share less the underwriting discounts and commissions.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

On March 10, 2018, we entered into a short-term note payable for $28,915 bearing interest at 5.09% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight line amortization over a 11-month period with the final payment being due on February 10, 2019.

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

On July 24, 2017, we entered into a short-term note payable for $140,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and such payments are to be made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 25, 2018.

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

Future Capital Requirements

Our capital requirements for the remainder of 2018 and into 2019 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

We believe our current available cash and cash equivalents, including the net proceeds from our recently completed public offering, will allow us to fund our operating plan through June 2019. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC including the currently pending clinical trial, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and clinical testing of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the pace of patient enrollment in our clinical trial of AG013;

•	the number and characteristics of the product candidates we pursue;

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. Inventory obsolescence reserve, sales returns and allowances and allowance for doubtful accounts were the principal areas of estimation that had been reflected in the financial statements related to discontinued operations. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2018.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and six months ended June 30, 2018 that have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $4.4 million and $3.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively, and approximately $6.7 million and $7.0 million for the years ended December 31, 2017, and 2016, respectively. As of June 30, 2018 our accumulated deficit was approximately $105.9 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of June 30, 2018, together with our recently completed underwritten public offering of our equity securities, will be sufficient to fund our operations as presently structured through June 2019. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

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

Additional capital, if needed, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. While we believe we can continue our current level of operations with the cash we have on hand through June 2019, we will need to arrange additional financing to remain a going concern.

Risks Related to Our Common Stock

The conversion of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock may convert their shares of preferred stock into shares of common stock. As of June 30, 2018 on a post reverse split basis, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. We also recently issued a total of 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock in our recent underwritten public offering which closed on July 17, 2018. In addition to our outstanding shares of preferred stock, (i) as of June 30, 2018, there were currently outstanding warrants to purchase 3,077,425 shares of our common stock and (ii) we issued additional warrants to purchase 13,800,000 shares of common stock in our recent underwritten public offering which closed on July 17, 2018. The conversion of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders and we recently completed an underwritten public offering which resulted in a significant increase in our outstanding shares.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock in our recent underwritten public offering that closed on July 17, 2018 and as a result our outstanding shares of common stock has increased significantly from 4,927,422 shares as of August 11, 2017 to 11,837,635 shares as of August 8, 2018.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than what was previously disclosed on our Form 8-K filing on April 10, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Form of Common Stock Purchase Warrant	8-K	001-32188	4.1	4/10/18

4.2	Form of Warrant	8-K	001-32188	4.1	7/17/18

10.1	Securities Purchase Agreement, dated as of April 6, 2018, by and among Oragenics, Inc. and the Investors	8-K	001-32188	10.1	4/10/18

10.2	Exclusive Channel Collaboration Agreement with Intrexon Corporation dated June 9, 2015, as amended and subsequently assigned to ActoBio Therapeutics, Inc., a wholly owned subsidiary of Intrexon Corporation					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*

Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2018.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer