Form 10-Q
period 2018-09-30
ORAGENICS INC
filed 2018-11-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

813-286-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

As of November 13, 2018, there were 29,433,135 shares of Common Stock, $.001 par value, outstanding.

Note Regarding Reverse Stock Splits

Effective January 19, 2018, we filed an amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a reverse split of our authorized and outstanding common stock at a ratio of one-for-ten. The applicable historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,811,418	$6,166,143
Prepaid expenses and other current assets	1,660,710	1,027,029
Total current assets	15,472,128	7,193,172
Property and equipment, net	63,508	21,659
Total assets	$15,535,636	$7,214,831
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,366,554	$818,044
Short-term notes payable	190,407	80,478
Total current liabilities	1,556,961	898,522
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 12,000,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 101.733 and 100 Series C shares, and 1,496,000 and -0- Series D shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6,813,369	6,309,608
Common stock, $0.001 par value; 200,000,000 shares authorized 18,419,135 and 4,928,335 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	18,419	4,928
Additional paid-in capital	115,764,875	101,402,570
Accumulated deficit	(108,617,988)	(101,400,797)
Total shareholders’ equity	13,978,675	6,316,309
Total liabilities and shareholders’ equity	$15,535,636	$7,214,831

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,580,511	$996,477	$4,178,294	$2,724,349
General and administrative	1,183,830	925,043	2,991,300	2,581,586
Total operating expenses	2,764,341	1,921,520	7,169,594	5,305,935
Loss from operations	(2,764,341)	(1,921,520)	(7,169,594)	(5,305,935)
Other income (expense):
Interest income	9,066	3,004	15,794	6,771
Interest expense	(2,142)	(105,894)	(3,643)	(164,560)
Change in value of derivative liability	-	(42,918)	-	188,726
Local business tax	(418)	(588)	(1,078)	(2,988)
Other income	-	686	-	7,194
Total other income (expense), net	6,506	(145,710)	11,073	35,143
Loss before income taxes	(2,757,835)	(2,067,230)	(7,158,521)	(5,270,792)
Income tax benefit	-	-	-	-
Net loss	$(2,757,835)	$(2,067,230)	$(7,158,521)	$(5,270,792)
Deemed dividend of Series D preferred stock	(1,412,041)	-	(1,412,041)	-
Net loss applicable to common shareholders	$(4,169,876)	$(2,067,230)	$(8,570,562)	$(5,270,792)
Basic and diluted net loss per share	$(0.35)	$(0.42)	$(1.12)	$(1.07)
Shares used to compute basic and diluted net loss per share	11,937,624	4,927,422	7,656,670	4,924,667

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,158,521)	$(5,270,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,393	53,342
Stock issued as compensation to non-employee directors	24,320	114,576
Stock-based compensation expense	848,612	307,630
Stock issued in exchange for services	6,001	-
Warrants issued in exchange for services	-	118,237
Decrease in fair value of derivative liability	-	(188,726)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(389,191)	(456,496)
Accounts payable and accrued expenses	548,510	317,179
Net cash used in operating activities	(6,101,876)	(5,005,050)
Cash flows from investing activities
Purchase of property and equipment	(60,242)	-
Net cash used in investing activities	(60,242)
Cash flows from financing activities:
Payments on short-term notes payable	(134,561)	(110,354)
Net proceeds from issuance of common stock and warrants	1,510,327	-
Net proceeds from issuance of common stock, convertible preferred stock, and warrants	12,431,627	-
Net proceeds from issuance of convertible preferred stock and warrants	-	2,935,792
Proceeds from issuance of note payable to shareholder	-	2,400,000
Proceeds from payment of stock subscription receivable	-	30,563
Restricted cash (receipts) released, net	-	(1,408,115)
Net cash provided by financing activities	13,807,393	3,847,886
Net increase (decrease) in cash and cash equivalents	7,645,275	(1,157,164)
Cash and cash equivalents at beginning of period	6,166,143	4,080,618
Cash and cash equivalents at end of period	$13,811,418	$2,923,454
Supplemental disclosure of cash flow information:
Interest paid	$3,643	$3,040
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$244,490	$172,047
Par value of restricted shares issued	$16	$160
Stock dividend on Series C preferred stock	$58,670	$-
Par value of common stock issued in connection with Series A Preferred Stock Conversion	$259	$-
Value of Series A preferred stock converted into common stock	$268,096	$-
Par value of common stock issued in connection with Series D Preferred Stock Conversion	$7,868	$-
Deemed dividend on Series D preferred stock	$1,412,041	$-
Fair market value of 483,870 warrants issued for financial advisory services	$-	$118,237
Par value of common stock issued in exchange for services	$13	$-
Conversion of Series D preferred stock to common stock	$3,750,920	$-

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2018 and December 31, 2017 (audited) and three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2018. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company sold its consumer probiotics business in 2016 and, as a result, has generated $-0- revenues. The Company incurred a net loss of $7,158,521 and used cash of $6,101,876 in its operating activities during the nine months ended September 30, 2018. As of September 30, 2018, the Company had an accumulated deficit of $108,617,988.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2018, together with recent warrant exercises (See Note 10), will be sufficient to meet the business objectives as presently structured through the fourth quarter of 2019. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

3. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Updates 2018-10 Codification Improvements to Topic 842, Leases and 2018-11 Leases (Topic 842).

Update 2018-10 Codification Improvements to Topic 842 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The adoption of this guidance is not expected to have a material impact on the Company’s results of operation, financial position or disclosures.

Update 2018-11 Leases (Topic 842) provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The adoption of this guidance is not expected to have a material impact on the Company’s results of operation, financial position or disclosures.

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07 Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 should be applied to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

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

There are no additional accounting pronouncements issued or effective during the three and nine months ended September 30, 2018 that have had, or are expected to have, a material impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, accounting for clinical trial costs, and income tax valuation allowance.

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

Revenue Recognition

The Company does not currently generate revenue from its business.

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2018, the uninsured portion of this balance was $13,561,418. As of December 31, 2017, the uninsured portion of this balance was $5,916,143.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Research and development	$73,463	$(15,593)	$91,511	$(3,336)
General and administrative	574,839	143,033	781,421	425,542
Total Stock based compensation	$648,302	$127,440	$872,932	$422,206

At the Company’s Annual Meeting of Shareholders held on June 22, 2018, the shareholders approved an amendment to the Company’s 2012 Equity Incentive Plan solely to increase the shares available for awards thereunder by 1,500,000 shares. The aggregate number of shares of the Company’s common stock currently authorized pursuant to its 2012 Equity Incentive Plan, as amended is 2,250,000 and the Company’s 2012 Equity Incentive Plan, as amended (the “Plan”) continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights or awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code (other than stock options and stock appreciation rights) granted to any individual in a calendar year is 1,000,000 shares. As of September 30, 2018, an aggregate of 1,813,633 shares of common stock are covered by outstanding option awards and 195,617 shares of common stock are available for future awards under the Plan.

The Company granted 1,425,000 and 1,553,000 stock options under its Plan, with a weighted-average grant date fair value of $0.72 and $0.79 per share, during three and nine months ended September 30, 2018, respectively. The Company granted -0- and 105,600 stock options, with a weighted-average grant date fair value of $-0- and $3.60 per share, during the three and nine months ended September 30, 2017, respectively.

During the nine months ended September 30, 2018, 1,028,852 stock options previously granted under the Plan have vested and 1,500  stock options were forfeited and no stock options were exercised.

On September 27, 2018, the Board of Directors approved discretionary stock option awards under the Plan providing the right to acquire 125,000 shares of common stock, to each of the Company’s non-employee directors: Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Plan at an exercise price of $0.73 per share, the closing price on September 27, 2018, the date of grant. The options vest immediately. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement.

Also, on September 27, 2018, the Board of Directors approved discretionary stock option awards under the Plan, as recommended and approved by the Compensation Committee, for the Company’s executive officers and certain currently employees. Dr. Alan Joslyn, the Company’s Chief Executive Officer, Mr. Michael Sullivan, the Company’s Chief Financial Officer, and Dr. Handfield, the Company’s Senior Vice President of Discovery Research, were granted options to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, under the Plan at an exercise price of $0.73 per share, the closing price on September 27, 2018, the date of grant. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company.

Also, on June 22, 2018, and in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Plan. Pursuant to the terms of the award, the restricted shares were immediately vested.

On June 22, 2018, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved stock option awards in the amount of 14,000 to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Plan at an exercise price of $1.52 per share, the closing price on June 22, 2018, the date of the grant.

In addition, on June 22, 2018, in connection with, and in furtherance of, the equity based award program, the Board approved stock option awards in the amount of 62,000 to management and 10,000 to staff under the Plan at an exercise price of $1.52 per share, the closing price on June 22, 2018, the date of the grant.

On June 22, 2017, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved stock option awards in the amount of 14,000 to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Plan at an exercise price of $3.70 per share, the closing price on June 22, 2017, the date of the grant.

In addition, on June 22, 2017, in connection with, and in furtherance of, the new equity based award program, the Board approved stock option awards in the amount of 45,500 to management and 4,100 to staff under the Plan at an exercise price of $3.70 per share, the closing price on June 22, 2017, the date of the grant.

On February 9, 2017, in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Plan, of which, 1,000 restricted shares vested at the end of each calendar quarter in 2017.

Each executive officer and non-employee director receiving equity-based awards is subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the Plan which requirements are intended to align the ability to sell shares with the performance of the Company’s stock price. The executive officer recipients each have a minimum dollar value stock ownership holding requirement threshold equal to two times (2x) their then base salaries below which dollar threshold they would be precluded from selling any shares of Company stock obtained from the Company under its Plan. Also, the non-employee directors are each subject to a minimum dollar value stock ownership holding requirement threshold equal to six times the annual Board retainer ($270,000) below which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its Plan.

5. Warrants

On July 17, 2018, the Company announced the closing of an underwritten public offering (the “Public Offering”) of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share, and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share. The exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features.

The exercise price of the warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, dilutive issuances, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

A total of 13,800,000 warrants to purchase 13,800,000 shares of common stock were issued in the Public Offering.

On April 6, 2018 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 900,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.00 per share. The Company also issued unregistered warrants to the investors in a concurrent private placement to purchase up to an equivalent number of shares of the Company’s common stock with an exercise price of $2.00 per share. The warrants are exercisable six months following the Closing Date and will expire five years from the date of issuance. A summary of warrant activity for the year ended December 31, 2017 and the nine months ended September 30, 2018 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2016	17,559	$1.50
Granted	2,177,425	3.10
Exercised	—	—
Expired	(17,559)	1.50
Balance - December 31, 2017	2,177,425	3.10
Granted	14,700,000	1.06
Exercised	—	—
Expired	—	—
Balance - September 30, 2018	16,877,425	$1.32

The warrants outstanding as of September 30, 2018 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$2.00	900,000	4/10/2023
$1.00	13,800,000	7/17/2025
	16,877,425

6. Short-Term Notes Payable

As of September 30, 2018 and December 31, 2017, the Company had $190,407 and $80,478, respectively, in short-term notes payable for the financing of various insurance policies.

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

On July 24, 2018, the Company entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 25, 2019.

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

The Company is required to make minimum annual maintenance payments to the UFRF for the term of the amended license agreement in the amount of $10,000 for the license agreement. The aggregate minimum annual payments are required to be paid in advance on a quarterly basis (i.e. $2,500 per quarter) for the license. Currently, the Company is only obligated to make the minimum annual maintenance payments. The Company must also pay all patent costs and expenses incurred by the UFRF for the preparation, filing, prosecution, issuance and maintenance of the patents.

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

Pursuant to the amended Texas A&M license agreement, the Company is obligated to meet the following milestones and make milestone payments: (i) enrollment of first patient in a Phase 1 clinical trial using the licensed technology, to occur on or before June 1, 2019, with a milestone achievement payment of $50,000, (ii) completion of Phase 2 clinical trial using the licensed technology to occur on or before June 1, 2022, with a milestone achievement payment of $100,000, (iii) completion of Phase 3 clinical trial of the licensed technology to occur on or before June 1, 2025, with a milestone achievement payment of $150,000, and (iv) first sale of the licensed technology to occur on or before June 1, 2026 with a milestone achievement payment of $400,000. If we fail to accomplish the milestones or fail to achieve net sales of products including the licensed technology for two consecutive calendar years Texas A&M at its sole option may waive the requirement, negotiate the missed milestones or terminate the license agreement. None of the Texas A&M milestones had been achieved as of September 30, 2018.

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2018.

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

None of the Oral Mucositis ECC milestones had been achieved as of September 30, 2018.

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

8. Related Party Transactions

During the three and nine months ended September 30, 2018, we paid $134,883 and $294,116; and during the three and nine months ended September 30, 2017 we paid $-0- and $524,620 respectively, to Intrexon under the Oral Mucositis and Lantibiotic ECC agreements (See Note 7). Included in accounts payable and accrued expenses at September 30, 2018 and December 31, 2017 was $149,591 and $39,457, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of September 30, 2018 and 2017 Intrexon beneficially owned approximately 8.3% and 31.4% of our outstanding common stock excluding Intrexon’s ownership of our Series C Preferred which has no voting rights.

Taking into consideration the events described below in Note 10 – Subsequent Events, Intrexon’s beneficial ownership percentage would be approximately 5.2% of our outstanding common stock.

9. Shareholders’ Equity

Common Stock

Increases in the Number of Authorized Shares

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

Completion of Reverse Stok Split

On December 1, 2017, a majority of shareholders approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of not less than one-for-five and not more than one-for-ten, with the exact number to be set at a whole number within this range to be determined by our board of directors in its sole discretion and to authorize our board of directors to implement the reverse stock split at any time on or prior to December 31, 2018 by filing an amendment to our Amended and Restated Articles of Incorporation.

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of one-for-ten, which became effective January 19, 2018. The Company’s common stock began trading on a split-adjusted basis on January 22, 2018.

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

Completed Public Offering

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

On July 17, 2018, the Company announced the closing of an underwritten public offering (the “Public Offering”) of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share, and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the Warrants are fixed and do not contain any variable pricing 3features or any price based anti-dilutive features. The securities comprising the units were immediately separable and have been issued separately.

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

The net proceeds to the Company from the Public Offering, after deducting Underwriter fees and expenses and the Company’s Public Offering expenses, was approximately $12.4 million. The Company anticipates using the net proceeds from this Public Offering to continue funding development of AG013, our ongoing Phase 2 clinical trial for the treatment of Oral Mucositis, our pre-clinical development of our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

The proceeds received in the Public Offering were allocated to each instrument on a relative fair value basis. Total proceeds of $13.8 million were allocated to warrants issued, $6.5 million, common stock, $2.3 million and Series D Preferred Stock, $5.0 million. The allocation resulted in an effective conversion price for the Series D Preferred Stock that was below the quoted market price of the Company’s common stock on the closing date. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion feature on the closing date, resulting in a deemed dividend for the Series D Preferred Stock of approximately $1.4 million recognized on the closing date.

Non-Employee Director Share Issuance

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

Other Share Issuances.

On August 1, 2018, the Company issued 12,500 shares of its common stock as partial consideration for the acquisition of certain services.

As of September 30, 2018, 7,868,000 shares of Series D Preferred Stock have been converted into shares of Common Stock.

On March 9, 2018, a holder of 2,583,000 shares of the Company’s Series A Convertible Preferred Stock, converted the Series A Convertible Preferred Stock into 258,300 shares of the Company’s common stock.

Preferred Stock

Series A Non-Voting Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, is convertible into 1,200,001 shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing (the “Series A Warrants”). The Series A Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

In connection with the Series A Preferred Financing, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of the State of Florida, to be effective May 10, 2017. The number of shares of Preferred Stock designated as Series A Preferred Stock, par value of $0.001 per share, was 12,000,000.

In connection with the issuance and sale of the Series A Preferred Stock and Series A Warrants, we granted certain demand registration rights and piggyback registration rights with respect to the shares of our Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Initially upon issuance, in connection with any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A Preferred Stock is classified as permanent equity. Following our Series B Non-Voting Convertible Preferred Financing, the Series A Preferred liquidation preference was revised to be behind our Series C Preferred and pari passu with our Series B Preferred.

On March 9, 2018, a holder of 2,583,000 shares of the Company’s Series A Convertible Preferred Stock, converted the Series A Convertible Preferred Stock, in accordance with the terms for conversion, into 258,300 shares of the Company’s common stock.

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible into 1,320,002 shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Series B Warrants”). The Series B Warrants have a term of seven years from the date of issuance and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

In connection with the Series B Preferred Financing, we filed a Certificate of Designation and Rights of Series B Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series B Preferred Stock, $0.001 per share, is 6,600,000.

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

Series D Non-Voting, Convertible Preferred Stock Financing

On July 17, 2018, we announced the closing of an underwritten public offering (the “Public Offering”) of units for gross proceeds of approximately $13.8 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses.

The Public Offering was comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share, and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock, with a par value of $0.001 per share, (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The Series D Preferred Stock issued in this transaction included a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and, with certain exceptions, has no voting rights. The securities comprising the units were immediately separable and were issued separately.

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

 The net proceeds to the Company from the Public Offering, after deducting Underwriter fees and expenses and the Company’s estimated Public Offering expenses was approximately $12.4 million. The Company anticipates using the net proceeds from this Public Offering to continue funding development of AG013, our ongoing Phase 2 clinical trial for the treatment of Oral Mucositis, our pre-clinical development of our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

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

Each share of Series D Preferred Stock is convertible at any time at the holder’s option into a number of shares of Common Stock equal to one share divided by the Conversion Price. The “Conversion Price” is initially $1.00, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designation. Notwithstanding the foregoing, the Certificate of Designation further provides that the Company shall not effect any conversion of the shares of Series D Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of shares of Series D Preferred (together with such holder’s affiliates and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of Common Stock in excess of 4.99% of the shares of Common Stock then outstanding (or, upon election by a Holder prior to the issuance of the Warrants, 9.99%). At the holder’s option, upon notice to the Company, the holder may increase or decrease this beneficial ownership limitation not to exceed 9.99% of the shares of Common Stock then outstanding, with any such increase becoming effective upon 61 days’ prior notice to the Company.

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

As of September 30, 2018, 7,868,000 shares of Series D Preferred Stock had converted into shares of Common Stock in accordance with the terms for conversion.

10. Subsequent Events

Following the end of the quarter and through the date of this report (i) the remaining 1,496,000 shares of Series D Preferred Stock (See Note 9) were converted by the holder thereof into 1,496,000 shares of Common Stock, (ii) 9,505,500 warrants issued in connection with the Series D Preferred Stock (See Note 9) were exercised for cash generating approximately $9.5 million in proceeds to the Company.

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

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The study is a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints are being evaluated. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we will expand the trial into Europe in 2018 upon sufficient financing being available to us. The Phase 2 trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients will be randomized in a 1:1 ratio to receive either a placebo or AG013. The clinical trial will be conducted at between 50 - 75 clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy, safety and tolerability of topically administered AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

We completed enrollment of the interim analysis cohort, which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblinded safety evaluation, of which 10 received AG013. We recently announced positive results from our interim safety analysis, which was requested by the FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. The study provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general population.

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

Following the clearance in May 2018, by the DSMB, we are proceeding with patient enrollment for our AGO13 clinical trial. We recently determined to expand the number of clinical sites we would conduct our trials in an attempt to accelerate enrollment. The expansion of the number of clinical sites at which we would conduct our clinical trials is expected to add to our clinical trial costs. On October 15, 2018, we received clearance from the Belgian Health Authority to activate the patient enrollment process in Belgium. We expect to report top-line results of the completed Phase 2 trial in late 2019.

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

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We currently expect the IND for a first-in-human clinical study of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Based upon the funding available from our recent public offerings and the exercise of warrants we expect to conduct certain of the requisite studies.

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

Recent Developments

Clearance For Patient Enrollment In Belgium. On October 17, 2018, we announced we had received clearance to enroll patients residing in Belgium from the Belgian Health Authority, The Federal Agency for Medicines and Health Product into our Phase 2 clinical trial of AG013. We continue to pursue Health Authority approval to initiate patient enrollment in both Germany and the United Kingdom.

Full Conversion of Series D Preferred. 1,496,000 shares of Series D Preferred Stock was issued in the Company’s July 2018 public offering (the “Public Offering”), were outstanding at September 30, 2018. As of October 3, 2018, all remaining shares of the Company’s Series D Preferred stock have been voluntarily converted by the holders to the Company’s common stock and no shares of Series D Preferred stock remain outstanding. The Company received no additional proceeds from the conversions of Series D Preferred by the holders thereof.

Warrant Exercises. In the Company’s Public Offering, the Company issued 13,800,000 warrants to acquire the Company’s common stock at an exercise price of $1.00 per share (the “Public Offering Warrants”). As of November 13, 2018, 9,505,500 shares of Company common stock have been issued as a result of the voluntary exercise of such Public Offering Warrants by the holders thereof. The warrant exercises resulted in gross proceeds to the Company of $9,505,500.

Completed Underwritten Public Offering. On July 17, 2018, we announced the closing of an underwritten public offering of units for gross proceeds of approximately $13.8 million, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by us. The offering was comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share (each, a “Warrant” and collectively, the “Warrants”), and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a Warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The Series D Preferred Stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and, with certain exceptions, has no voting rights. The securities comprising the units were immediately separable and have been issued separately. A total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock were issued in the public offering inclusive of the underwriters exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to purchase 1,800,000 shares of common stock at the public offering price per share less the underwriting discounts and commissions. The net proceeds to the Company from the public offering, after deducting Underwriter fees and expenses and the Company’s public offering expenses was approximately $12.4 million.

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

As of September 30, 2018, we had an accumulated deficit of $108,617,988 and we have yet to achieve profitability. We incurred net losses of $7,158,521and $5,270,792 for the nine months ended September 30, 2018 and September 30, 2017, respectively, and $6,731,525 and $7,013,304 for the years ended December 31, 2017 and 2016, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. Our net revenues were $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively, and $0 and $464,048, for the years ended December 31, 2017 and 2016, respectively.

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

Our research and development expenses were $$4,178,294 and $$2,724,349 for the nine months ended September 30, 2018 and 2017, respectively.

Our current product development strategy contemplates an expected increase in our research and development expenses in the future as we continue the advancement of our clinical trial for our oral mucositis candidate and nonclinical product development programs for our lantibiotic product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and Oral Mucositis ECC as to the planning and timing of the research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of our Phase 2b clinical trial on our oral mucositis product candidate as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

We anticipate that our general and administrative expenses to increase for, among others, the following reasons:

•	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;
•	the efforts we undertake from, time to time, to raise additional capital; and
•	the increased payroll, and stock-based compensation, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Research and Development. Research and development expenses were $$1,580,511 for the three months ended September 30, 2018 compared to $$996,477 for the three months ended September 30, 2017, an increase of $584,034 or 58.6%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate and stock-based compensation costs of $494,595 and $89,056, respectively.

General and Administrative. General and administrative expenses were $1,183,830 for the three months ended September 30, 2018 compared to $925,043 for three months ended September 30, 2017, an increase of $258,787 or 28.0%. This increase was primarily due to an increase in stock based compensation costs of $431,808. This increase was partially offset by decreases in consulting costs and filing fees and registration costs of $158,692 and $30,616, respectively.

Other Income. Other income, net was $6,506 for the three months ended September 30, 2018 compared to $(145,710) for the three months ended September 30, 2017, resulting in an increase of $152,216. The net change was primarily attributable to the elimination of a recorded derivative liability in the prior period associated with some of our outstanding warrants of $42,918 which was partially offset by a decrease in interest expense of $103,752.

Results of Operations for the Nine Months Ended September 30,2018 and 2017

Research and Development. Research and development expenses were $$4,178,294 for the nine months ended September 30, 2018 compared to $$2,724,349 for the nine months ended September 30, 2017, an increase of $1,453,945 or 53.4%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate and stock-based compensation costs of $1,640,546 and $94,847, respectively. This increase was partially offset by a decrease in salary and salary related costs of $258,627.

General and Administrative. General and administrative expenses were $2,991,300 for the nine months ended September 30, 2018 compared to $2,581,586 for the nine months ended September 30, 2017, an increase of $409,714 or 15.9%. This increase was primarily due to increases in stock based compensation costs, salary and salary related costs, legal, accounting costs, and transfer agent costs, of $355,880, $160,300, $35,120, $22,019, and $22,416, respectively. These increases were partially offset by a decrease in consulting costs of $180,404.

Other Income. Other income, net was $11,073 for the nine months ended September 30, 2018 compared to $35,143 for the nine months ended September 30, 2017, resulting in a net change of $24,070. The net change was primarily attributable to the elimination of a recorded derivative liability in the prior period associated with some of our outstanding warrants of $188,726 which was partially offset by a decrease in interest expense of $160,917.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2018 and September 30, 2017, our operating activities used cash of $6,101,876 and $5,005,050, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $13,915,167 and $6,294,650 at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 and September 30, 2017, our investing activities used cash of $60,242 and $-0-, respectively.

During the nine months ended September 30, 2018 and September 30, 2017, our financing activities provided cash of $13,807,393 and $3,847,886, respectively. The cash provided by financing activities during the nine months ended September 30, 2018 and September 30, 2017 was primarily due to the recent consummation of a public offering and reductions in short term notes payable offset by the settlement of the stock subscription receivable and the receipt of proceeds under a note payable to shareholder.

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

The April 6, 2018 Registered Direct Offering and Private Placement.

On April 6, 2018, we entered into a securities purchase agreement with certain investors pursuant to which issued an aggregate of 900,000 shares of our common stock, par value $0.001 per share, at $2.00 per share. In a concurrent private placement, we issued to the investors who participated in the registered offering, warrants exercisable for one share of common stock for each share purchased in the registered offering for an aggregate of warrants to acquire 900,000 shares of common stock at an exercise price of $2.00 per share. Each warrant is exercisable beginning on the six-month anniversary of the date of its issuance and expires five years from the date of issuance.

The July 17, 2018 Underwritten Public Offering

On July 17, 2018, we closed an underwritten public offering of units for gross proceeds of approximately $13.8 million, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by us.

The offering was comprised of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share (each, a “Warrant” and collectively, the “Warrants”), and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a Warrant. The conversion price of the Series D Preferred Stock issued in the transaction as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The Series D Preferred Stock issued in this transaction included a beneficial ownership blocker but has no dividend rights (except to the extent that dividends are also paid on the common stock), liquidation preference or other preferences over common stock, and, with certain exceptions, has no voting rights. The securities comprising the units were immediately separable and have been issued separately.

At the closing of our underwritten public offering, a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and warrants to acquire 13,800,000 shares of common stock were issued inclusive of the underwriters exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock at $1.00 per share.

Since the closing of our underwritten public offering all of the shares of Series D Preferred Stock that were issued have been converted into shares of our common stock in accordance with the terms for conversion and 9,505,500 warrants were exercised for cash generating approximately $9.5 million in proceeds to us.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

On July 24, 2018, the Company entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and are made evenly based on a straight line amortization over an 11-month period with the final payment being made on June 25, 2019.

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

Future Capital Requirements

Our capital requirements for the remainder of 2018 and for 2019 will depend on numerous factors, including the progress of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to our pending clinical trials research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

We believe our current available cash and cash equivalents, including the net proceeds from our recently completed public offering and warrant exercises, will allow us to fund our operating plan through the fourth quarter of 2019. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC including the currently pending clinical trial, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and clinical testing of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the pace of patient enrollment in our clinical trial of AG013;
•	identifying and securing clinical sites for the conduct of human trials for our product candidates;
•	the determination to redeem all, or any portion of, our outstanding Series C Preferred Stock;
•	the number and characteristics of the product candidates we pursue;
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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock based compensation, valuation of warrants, and income tax valuation allowance. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2018.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and nine months ended September 30, 2018 that have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $7.2 million and $5.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, and approximately $6.7 million and $7.0 million for the years ended December 31, 2017, and 2016, respectively. As of September 30, 2018 our accumulated deficit was approximately $108.6 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of September 30, 2018, together with our recently completed underwritten public offering of our equity securities and warrant exercises, will be sufficient to fund our operations as presently structured through the fourth quarter of 2019. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates and the redemption of outstanding preferred stock. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

•	continue to conduct our Phase 2 clinical trial on our AG013 product candidate;
•	expand our clinical laboratory operations;
•	fund our clinical validation study activities;

•	expand our research and development activities;
•	acquire or license products or technologies; and
•	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to develop our current and future product candidates;
•	the determination to redeem all, or any portion of, our outstanding Series C Preferred Stock;
•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;
•	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;
•	competing technological and market developments;
•	our interaction and relationship with the FDA, or other, regulatory agencies; and
•	changes in regulatory policies or laws that affect our operations.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. While we believe we can continue our current level of operations with the cash we have on hand through the fourth quarter of 2019, we will need to arrange additional financing to remain a going concern.

Risks Related to Our Common Stock

The conversion of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock, Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of September 30, 2018 on a post reverse split basis, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. We also recently issued a total of 9,364,000 shares of Series D Preferred Stock in our underwritten public offering which closed on July 17, 2018. As of November 13, 2018, all shares of Series D Preferred Stock were converted into shares of Common Stock.

In addition to our outstanding shares of preferred stock, as of September 30, 2018, there were currently outstanding warrants to purchase 16,877,425 shares of our common stock, inclusive of warrants to purchase 13,800,000 shares of common stock issued in connection our recent underwritten public offering which closed on July 17, 2018, and through November 13, 2018, 9,505,500 shares of our common stock have been issued as a result of warrant exercises. The conversion of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders and we recently completed an underwritten public offering which resulted in a significant increase in our outstanding shares.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock in our recent underwritten public offering that closed on July 17, 2018. As of November 13, 2018, 9,364,000 shares of Series D Preferred Stock had been converted into shares of common stock and 9,505,500 warrants had been exercised, and as a result our outstanding shares of common stock has increased significantly from 6,102,635 shares as of June 30,2018 to 29,433,135 shares as of November 13, 2018.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We issued the following unregistered securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4 (2).

On August 1, 2018, the Company issued 12,500 shares of its common stock as partial consideration to CorProminence, LLC, for the acquisition of certain services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Form of Private Placement Common Stock Purchase Warrant	8-K	001-32188	4.1	4/10/18

4.2	Form of Public Offering Unit Warrant	8-K	001-32188	4.1	7/17/18

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2018.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer