Form 10-K
period 2018-12-31
ORAGENICS INC
filed 2019-03-29
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, was approximately $2,894,038 computed based upon a last sales price of $1.38 as reported by the NYSE American as of June 30, 2018.

As of March 25, 2019, there were 46,112,303 shares of the registrant’s Common Stock outstanding.

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

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•

Our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all.

•	The safety, efficacy and benefits of our product candidates.
•	The content and timing of submissions to and decisions made by the FDA and other regulatory agencies.
•	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements.
•	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control.
•	Our ability to maintain our listing on the NYSE American.
•	We may be unable to improve upon, protect and/or enforce our intellectual property.
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

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) clinical trial in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse. During the first quarter of 2016, we conducted a confirmatory animal study on AG013. AG013 has been granted Orphan Drug status in the European Union. In November of 2016, the United States Food and Drug Administration (the “FDA”) granted Fast Track designation for AG013, and we believe it may be eligible for Biologic License Application exclusivity as well.

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The clinical trial is a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The clinical trial is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints are being evaluated. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 clinical trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 clinical trial with AG013 in the United States in 2017. In late 2018, we received regulatory approval to enroll patients for participation in the clinical trial in the United Kingdom, Belgium, and Germany. We began enrollment of patients in these countries in early 2019. The Phase 2 clinical trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients, in order to ensure enrollment of 160-180 evaluable patients, in a 1:1 randomization block size to receive either a placebo or AG013. The clinical trial will be conducted at approximately 50-75 clinical sites across the United States and Europe. The purpose of the Phase 2 clinical trial (NCT03234465) is to evaluate the efficacy, safety and tolerability of topically administered AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

We completed enrollment of the interim analysis cohort, which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblinded safety evaluation, of which 10 received AG013. We announced positive results from our interim safety analysis in May 2018, which was requested by the

FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. The clinical trial provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general head and neck cancer population receiving chemoradiation therapy.

Safety was evaluated on the basis of treatment-emergent adverse events, vital signs, weight, physical examinations, clinical laboratory assessments and the presence of AG013 in whole blood. Tolerability measures (taste, consistency and smell) were collected from the patient diaries. In addition, the reasons for study treatment discontinuation were also summarized. Following review of the data by an independent Data Safety Monitoring Board (DSMB), they concluded that the clinical trial could proceed with no changes to the study. The data analysis indicated that the distribution of adverse events was similar between AG013 and placebo. The serious adverse events reported were consistent with those commonly reported in a head and neck cancer population receiving traditional chemoradiation therapy treatments and included fevers, neutropenia, anemia, nausea and vomiting, infections and oral (mouth and throat) pain. There were no reports of bacteremia or sepsis. Of patients that discontinued participation in the clinical trial, 4 patients experienced adverse events, including 3 patients who developed nausea and vomiting, 2 patients that were non-compliant with the study procedures and 3 patients developed severe OM.

Following the clearance in May 2018, by the DSMB, we are proceeding with patient enrollment for our AGO13 clinical trial. We recently determined to expand the number of clinical sites we would conduct our trials in an attempt to accelerate enrollment. The expansion of the number of clinical sites at which we would conduct our clinical trials is expected to add to our clinical trial costs. On October 15, 2018, we received clearance from the Belgian Health Authority to activate the patient enrollment process in Belgium. Assuming we attain our patient enrollment milestones, we expect to report top-line results of the completed Phase 2 clinical trial in early 2020.

Our Antibiotic Product Candidate-Preclinical

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Over 700 lantibiotics have been characterized, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the increased pattern of resistance development by target pathogens to existing FDA approved antibiotics on the market.

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

In our pre-clinical studies to support a potential IND filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. An animal study specifically evaluated homolog efficacy based on animal survival, measurable amounts of Clostridium difficile (“C. diff”) colony forming units, toxin and C diff. spore levels. Three homologs demonstrated promising results with one homolog, OG253, delivered rectally, achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

Based on these early results, we selected a lead candidate, OG253, for which we had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We currently expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Based upon the funding available from our recent public offerings and the exercise of warrants we expect to conduct some of the requisite studies.

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

Our Products and Product Candidates

We are currently developing our antibiotic product candidate, OG716, as well as other homolog antibiotic product candidates, researching AG013 in connection with the treatment of Oral Mucositis, and have other product candidates for outlicensing or partnering. We seek to protect our products and product candidates through patents and patent applications. Our products and product candidates are protected by three issued U.S. patents, including a patent exclusively licensed from the University of Florida Research Foundation, Inc., or UFRF. While we are the exclusive worldwide licensee to the patent for our antibiotic product candidate, MU1140, which is owned by the UFRF, that product candidate is not directly under development. We also have worldwide commercialization rights to each of these product candidates.  We have an exclusive, worldwide license from Intrexon to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Intrexon and its wholly owned subsidiary, Actobiotics NV (“Actobiotics”) to use their intellectual property to develop AG013 for the treatment of oral mucositis in patients undergoing treatment for cancer. Effective January 1, 2018, Intrexon assigned its interest in the license agreement to a wholly owned subsidiary, ActoBio Therapeutics, Inc.

Product/Candidate	Description	Application	Status
AG013	Treatment of Oral Mucositis	Treatment of oral mucositis in cancer patients	Ongoing Phase 2 clinical trial

OG716	A homolog of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Nonclinical testing

LPT3-04	Naturally occurring chemical agent	Weight loss	Exclusively out-licensed

SMaRT Replacement Therapy	Genetically modified strain of S. mutans that does not produce lactic acid	Dental carries-tooth decay	Positioned for partnership opportunities

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

Market Opportunity

In the United States, upwards of 770,000 patients with cancer, including breast, colorectal, non-small cell lung, head & neck, and stem cell cancers will receive cytotoxic chemotherapy and are at increased risk of developing oral mucositis (CDC, 2017). The incidence of oral mucositis in cancer populations varies based on the type of cancer and chemotherapy regimen and treatment duration used to treat the cancer. For example, oral mucositis almost always occurs in patients with head and neck cancer treated with chemotherapy and radiation therapy (greater than 80% incidence of mucositis) and is common in patients undergoing high dose chemotherapy and hematopoietic cell transplantation, where the incidence and severity of oral mucositis depends greatly on the nature of the conditioning regimen used for myeloablation.

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

Regulatory Status

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) clinical trial in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secreted protein locally, resulting in homogeneous exposure to the entire mucosal surface up to 24 hours after administration of a rinse. AG013 has been granted Orphan Drug status in the European Union and we believe it may be eligible for Biologic License Application exclusivity. In November 2016, the U.S. FDA granted Fast Track designation for AG013.

In August of 2016, we received written feedback from the FDA in response to our questions discussed during our Type C meeting prior to initiation of our Phase 2 clinical trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated a Phase 2 clinical trial with AG013 in the United States in 2017. In late 2018, we received regulatory approval to enroll patients for participation in the clinical trial in the United Kingdom, Belgium, and Germany. We expect to begin enrollment of patients in these countries in early 2019. The Phase 2 clinical trial of AG013 is a double-blind, placebo-controlled trial that will be conducted at approximately 50-75 sites across the United States and Europe, and is expected to enroll up to 200 patients. The purpose of the trial is to evaluate the efficacy, safety and tolerability of administered AG013 compared to placebo for reducing OM in patients undergoing chemo-radiation for the treatment of head and neck cancer, as measured by the duration, time to development, and overall incidence of OM. On August 31, 2017, we announced that the first patient had been dosed in the Phase 2 clinical trial of AG013 for the treatment of OM. Assuming we attain our patient enrollment milestones, we expect to report top-line results of the completed Phase 2 clinical trial in early 2020.

Manufacturing

We use contract manufacturing firms to produce our investigational product candidate AG013 in accordance with “current good manufacturing practices” (cGMP) guidelines outlined by the International Conference of Harmonization (ICH) and FDA.

OG716, Homologs of MU1140 and Other Lantibiotics

In the course of research and development, MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. MU1140 shows antibacterial activity against all Gram-positive bacteria against which it has been tested, including those responsible for a variety of healthcare-associated infections, or HAIs.

On June 5, 2012, we entered into the Lantibiotic ECC with Intrexon. In November of 2017 we amended the Lantibiotic ECC to: (i) consolidate the development milestone payments into one payment of $25,000,000, being due six months after receiving FDA approval of a New Drug Application, (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue, (iii) reduce the royalty rate from 25% of Product Profit to 10% of Net Sales, (iv) revise the form of milestone payments from being share based or cash at our election to only cash, and (v) commit that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was budgeted for the advancement of the Lantibiotic Program. Through this collaboration we intend to develop lantibiotics, a novel class of broad-spectrum antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans. We previously selected a lead candidate, OG253, and had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND on OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic, OG716, for treatment of C. diff. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff  infections as measured by increased animal survival and decreased relapse as well as reduced production of C. diff  spores and toxin levels when compared to a vancomycin positive control. We had our pre-IND meeting with FDA for OG716 during the third quarter of 2017.

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

The need for novel antibiotics is increasing due to an increased pattern of resistance development by target pathogens to existing FDA approved antibiotics on the market. The CDC has estimated that up to 77% of certain nosocomial pathogenic bacteria are resistant to drugs of last resort (vancomycin-resistant E. faecium and vancomycin, respectively, in this example). HAIs are not exclusively a problem in the United States as the rest of the world has also seen a dramatic rise in HAIs during the last decade. We believe novel antibiotics have become increasingly scarce as major pharmaceutical companies focus more research and development resources on lifestyle drugs and fewer resources on specialty pharmaceuticals such as antibiotics. Between 1983 and 1987, 16 new antibiotics were approved by the FDA. Twenty years later, over an equivalent time period from 2003 to 2007, only five new antibiotics were approved by the FDA, of which only two possessed a novel mechanism of action. Since 2008, there have been no new antibiotics classes approved by FDA.

Lantibiotics such as MU1140 are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Approximately 60 lantibiotics have been discovered since the first lantibiotic, nisin, was discovered. Lantibiotics are generally known to be potent antibiotic agents; however, attempts to investigate their clinical usefulness have generally met with failure due to the inability to produce sufficient pure amounts of any of these molecules to be able to test them as a therapeutic agent for the treatment of infectious diseases. Standard fermentation methods, such as those used to make a variety of other antibiotics, have historically resulted in the production of only minute amounts of the lantibiotic.

Our Solution

To develop homologs of MU1140 paired with high producing strains to the point of commercialization or partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram-positive bacteria, including MRSA, VRE, C. diff, Mycobacterium tuberculosis and Bacillus anthracis.

Our Strategy

In collaboration with Intrexon, we are developing and testing recombinantly derived homologs of the native MU1140 molecule with improved therapeutic profiles and physical-chemical characteristics. The data generated in collaboration with Intrexon over the past few years enabled us to engineer hundreds of homologs of MU1140, and select those homolog candidates with improved profiles, including homologs of higher activity and stability, lower toxicity and with a scalable manufacturability. The best homolog candidates were further developed internally and through the use of several Contract Research Organizations (“CROs”). We believe that this strategy represented the best and most efficient path to produce sufficient quantities of MU1140 homologs, to support continued research, selection of a lead candidate, nonclinical studies, clinical studies and ultimately commercialization. We selected a lead candidate, OG716, in 2016 targeted toward combating C. diff infections. In addition, we intend to continue research activities to identify additional MU1140 homologs to treat other HAIs.

Regulatory Status

We have performed nonclinical testing on MU1140 which has demonstrated the molecule’s novel mechanism of action. We began additional nonclinical activities on MU1140 under the Lantibiotic ECC with Intrexon in the second half of 2013 and activities have expanded with new identified homologs as available. These nonclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates, including our lead candidate OG716 under development for Clostridium difficile associated diarrhea. This work is being done primarily through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Intrexon and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. We initially selected a lead candidate, OG253 and had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic homolog, OG716, for treatment of C. diff. We had a pre-IND meeting with FDA for OG716 during the third quarter of 2017. We expect to continue our research and development activities on OG716 as we move towards the filing of an IND, subject to the availability of adequate financing, in 2020.

Manufacturing

Through our work with Intrexon, we have been able to produce a significant increase in the fermentation titer of our lead compound OG-716. We continue to improve on the manufacturing through collaborations with fermentation and purification experts and third party CROs, and through the hire of key personnel who will be able to further optimize and scale up the production/purification scheme internally and through third party vendors. The need to examine many new homologs of MU1140 has resulted in the need to reproduce the fermentation and purification steps on each individual homolog candidate being studied. Each homolog requires different optimizations for both the fermentation and purification steps and in some cases requires a new approach. As such, our work on the research and development of new lantibiotic homologs using genetically modified bacteria continues. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of our MU1140 homologs, including our lead compound OG-716 and deliver a step in validating the lantibiotics platform targeting infectious diseases.

We are working with a third-party manufacturer to produce additional quantities of designated homologs including our lead compound OG716, based upon the developments achieved from our work with Intrexon and outside contractors. The production of additional quantities of designated homologs including OG716, that are needed for the consummation and pursuit of our nonclinical testing activities supporting the IND filing are currently underway.

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

The milestones set forth above for 2015 for fundraising and formulation development were satisfactorily achieved on a timely basis in 2015. The completion of the required nonclinical, exploratory animal and GLP animal studies was completed on a timely basis in 2018. Our licensee is pursuing a strategy of weight loss in companion pets in order to be in position to commercialize a product candidate on a more accelerated basis than would apply to use in humans.

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

Replacement Therapy

Our SMaRT Replacement Therapy is based on the creation of a genetically modified strain of bacteria that colonizes in the oral cavity and replaces native bacteria that cause tooth decay. Our SMaRT Replacement Therapy product candidate is designed to be a painless, one-time, five-minute topical treatment applied to the teeth that has the potential to offer lifelong protection against dental caries, or tooth decay. While we commenced a Phase 1b clinical trial for SMaRT Replacement Therapy during the first quarter of 2011, the very restrictive trial enrollment criteria required by the FDA made the enrollment of candidates meeting the restrictive criteria difficult. This enrollment difficulty was also present in our Phase 1a clinical trial. Due to the enrollment difficulties we encountered with our initial Phase 1a clinical trial and with our Phase 1b clinical trial, we determined to discontinue pursuit of our Phase 1b clinical trial. Our focus for the SMaRT Replacement Therapy technology is on possible partnering opportunities that may exist.

We co-own the intellectual property for certain homologs of our MU1140 and SMaRT Replacement Therapy product candidates with the Texas A&M University System. Following a review of our research and development activities and a determination to focus our financial resources on our research activities for OG716 and AG013, we provided a notice to Texas A&M of the termination of our license agreement with Texas A&M which took effect in January 2019. We retain co-ownership of the intellectual property relating to the Texas A&M license agreement. We believe the Intrexon licensed pending patent application, would allow for the continued research and development of compounds for the SMaRT Replacement Therapy.

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

(i)

a one-time payment of twenty-five million United States dollars ($25,000,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application (or equivalent regulatory action in a foreign jurisdiction) for an Oragenics Product;

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2018.

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

(i)

a one-time payment of twenty-seven million five hundred thousand United States dollars ($27,500,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

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

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2018.

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

MU1140 – We have exclusively licensed the intellectual property for our MU1140 lantibiotic technology from the UFRF. The original license agreement was dated June 22, 2000 and was subsequently amended on September 15, 2000, July 10, 2002, September 25, 2002, March 17, 2003 and April 19, 2013. The amended license agreement provides us with an exclusive worldwide license to make, use and sell products and processes covered by U.S. patent number, 7,067,125. Our license is for the period of the patent, which expires in 2019 subject to the performance of terms and conditions contained therein. The product and processes covered by such patent are not directly under development by us and the expiration of the license during the year in accordance with its terms is not expected to have an effect on our operations.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these clinical trials to increase, include:

•

slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, competition with clinical trials for other drug candidates or other factors;

•	inadequately trained or insufficient personnel at the trial site to assist in overseeing and monitoring clinical trials;
•	delays in approvals from a trial site’s IRB;
•	longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;
•	lack of sufficient supplies of the drug candidate for use in clinical trials;
•	adverse medical events or side effects in treated patients; and
•	lack of effectiveness of the drug candidate being tested.

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

The sponsor can proceed with the clinical trial if the Directorates have not objected to the sale or importation of the drug within 30 days after the date of receipt of the clinical trial application and Research Ethics Board approval for the conduct of the trial at the site has been obtained. Additional information is available on Health Canada’s website - www. hc-sc.gc.ca .

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

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for the orphan drug indication. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Patent Term Extension

After NDA approval, the owner of relevant drug patent may apply for up to a five-year patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase, and an approval phase. The allowable patent term extension is calculated as half of the drug’s testing phase – the time between the day the IND becomes effective and NDA submission – and all of the review phase – the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

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

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, only four biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, particularly with respect to interchangeability, are still being evaluated by the FDA.

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

•	A streamlined application procedure via a single-entry point, the EU portal.
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

A six-month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed pediatric investigation plan, the authorized product information includes information on the results of the studies and the product is authorized in all member states of the European Union.

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

Patents

We attempt to protect our technology and products through patents and patent applications. As of December 31, 2018, we held two U.S. issued patents, eight issued foreign patents and eleven foreign patent applications pending. In addition, as of December 31, 2018, we have licenses for one U.S. issued patent. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value, we decline to pay the fee.

We have an exclusive, worldwide license from Intrexon to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Intrexon’s wholly owned subsidiaries, ActoBio Therapeutics, Inc. and Actobiotics NV to use their intellectual property to develop AG013 for the treatment of oral mucositis.

We have exclusively licensed the intellectual property for our MU1140 antibiotic product candidate from the UFRF. Our exclusive license agreement extends through to the patent expiration date of July 2019. See “Our In-Licensed Technology Agreements.” We co-own the intellectual property for certain homologs of our MU1140 product candidate with the Texas A&M University System.  Following a review of our research and development activities and a determination to focus our financial resources on our research activities for OG716 and AG013, we provided a notice to Texas A&M of the termination of our license agreement with Texas A&M which took effect in January 2019. We retain co-ownership of the intellectual property relating to the Texas A&M license agreement.

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

Trademarks

Our trademarks are important to our business. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, IVIAT™ and CMAT™, LPT3-04™, and DPOLT™. We currently have pending with the U.S. PTO, applications for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives) and a registered mark for ORAGENICS® (non-medicated oral care probiotic preparations for the care of the mouth and teeth for cosmetic purposes). We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $9.9 million and $6.7 million for the years ended December 31, 2018, and 2017, respectively. As of December 31, 2018, our accumulated deficit was approximately $111.4 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our exclusive channel partnerships with Intrexon in the area of lantibiotics (“Lantibiotics Program”) and with Intrexon’s subsidiary ActoBio Therapeutics, Inc. in the area of Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of December 31, 2018 coupled with the net proceeds from our March 25, 2019 underwritten public offering, will be sufficient to fund our operations as presently structured through the fourth quarter of 2020. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

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

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, forego sales and marketing efforts, and/or forego licensing attractive business opportunities.

Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. Had we been unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand, inclusive of the net proceeds we received from our March 25, 2019 underwritten public offering, without additional financing through the fourth quarter of 2020. Absent sufficient additional financing, we may be unable to remain a going concern.

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

Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later trials. At any point, we may abandon development of new products, or we may be required to expend considerable resources repeating clinical studies or trials, which would adversely impact the timing for generating potential revenues from those new products. In addition, as we advance the development of new products through to the commercialization stage, we will have to make additional investments in our sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a product is abandoned or delayed.

We may be unable to find a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of our MU1140 homologs product candidate.

Our antibiotic product candidates, all homologs of MU1140, are produced by our strain of S. mutans and variants thereof. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its nonclinical testing. In June of 2012 we entered into an exclusive collaboration agreement with Intrexon Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. In 2016 we were able to transition manufacturing of OG716 to a third-party manufacturer capable of fermenting quantities sufficient to conduct nonclinical studies. If we are not able to further adequately scale up fermentation and purification methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 homologs, including OG716 or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 homologs, including OG716, or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved to our knowledge, so there are additional risks that such efforts will not be successful. The Intrexon technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of a MU1140 homolog or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to produce MU1140 homologs in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate and our financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program and our Oral Mucositis Program and their successful commercialization.

Our product candidates under our Lantibiotics Program and Oral Mucositis Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates (including MU1140 homologs we may develop) and oral mucositis product candidate, respectively. We have performed extensive nonclinical testing using native MU1140 and have since entered into an Exclusive Channel Collaboration Agreement with Intrexon. We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, we would expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding.

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

Pursuant to our exclusive channel collaborations with Intrexon under our Lantibiotics Program and Oral Mucositis Program, we are responsible for future research and development expenses of product candidates developed under such collaborations, including those incurred by Intrexon for research on our behalf as provided in the ECC Agreements with Intrexon. As a result, we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our ECCs are difficult to predict. Although all manufacturing, nonclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect to add additional personnel to support our Lantibiotics Program and Oral Mucositis Program with Intrexon.

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

Under our ECCs with Intrexon we are responsible for, among other things, funding the further anticipated development of lantibiotics and AG013 toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). Intrexon may terminate such agreements if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by Intrexon. In addition, we must budget $1.2 million in development costs through the end of 2018 to retain our lantibiotic ECC. There can be no assurance that we will be able to successfully perform under the Oral Mucositis ECC or Lantibiotic ECC and if either ECC is terminated it would prevent us from achieving our business objectives.

Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

Our MU1140 homologs and AG013 product candidate are in early stage development and are expected to require partners with substantial financial resources to continue the development of each of these products to commercialization. In addition, none of these product candidates have received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed extensive nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during 2019 we would expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program and Oral Mucositis Program or otherwise are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Problems with these manufacturing processes such as equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers and even minor deviations from normal procedures, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory or supply of product for the conduct of clinical trials.

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

We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 homologs has been undertaken solely in the laboratory and in animals. We have not yet conducted human trials with any MU1140 homolog. To date, available clinical data for our AG013 product candidate has been limited to a Phase 1b clinical trial. It is possible that when future lantibiotic trials are conducted in humans, they will show that our antibiotic candidates are ineffective or harmful in humans. If MU1140 homologs are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. It is possible that further clinical testing of our AG013 product candidates could reveal that it is ineffective. If we are unable to generate revenues from the first generation of MU1140 and homologs, or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

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

Our product and product candidates are protected by patents and patent applications.  Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, we will be unable to generate revenues.

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

If we fail to obtain regulatory approval for our product candidates, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

•	an inability to raise sufficient capital to commence, conduct, or complete clinical trials;
•	difficulties in finding a partner with the resources to support large and expensive clinical development and commercialization costs;
•	findings in nonclinical trials;
•	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

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

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to our product candidates. It is possible that the applicable regulatory authority will issue additional regulations further restricting the sale of our product candidates. Any change in legislation or regulations that govern the review and approval process relating to our future product candidates could make it more difficult and costlier to obtain approval for new products based on our product candidates, or to produce, market, and distribute such products if approved.

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

In addition, the market for certain of our product candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available.

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

Our business and operations would suffer in the event of cybersecurity/information systems risk.

Despite the implementation of security measures, our internal computer systems, and those of our manufacturers and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, successful breaches, employee malfeasance, or human or technological error, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

We may incur costs of addressing a cybersecurity incident.

Cybersecurity incidents have increased in number and severity recently and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•	investigation costs and costs to engage specialized consultants;
•

remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack; and

•	litigation and legal risks, including regulatory actions by state and federal regulators.

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

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. Such lawsuits can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are later invalidated. A court may, however, decide that we are infringing the third party’s patents and order us to cease the activities covered by the patents. In addition, there is a risk that a court will order us to pay to such third-party damages for having violated the other party’s patents.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including:

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

The commercial success of our MU1140 homologs antibiotic product candidates, and any of our other product candidates and technologies, will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that dentists, physicians, patients or the medical and dental communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. We have evaluated the effect of the TCJA on our net operating losses for the quarter and the year ending December 31, 2018. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

On November 8, 2017 we issued to Intrexon Corporation (“Intrexon”) approximately $3.4 million of equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”). The shares of Series C are entitled to (payment-in-kind (“PIK”) dividends thereon at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate is subject to increase to twenty percent (20%) automatically after May 10, 2019. An increase in the Initial Rate to 20%, would result in a dividend of approximately $677,000 per year. Upon Liquidation of the Company, whether voluntary or involuntary, each holder of shares of Series C Preferred Stock is entitled to receive, in preference to the holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and to all other equity securities issued by the Company from time to time (the “Junior Securities”), an amount of cash equal to the product of the number of shares of Series C Non-Convertible Preferred Stock then held by such holder, multiplied by the Stated Value per share of Series C Non-Convertible Preferred Stock plus any accrued but unpaid dividends (the “Series C Liquidation Amount”) and no distributions or payments shall be made in respect of any Junior Securities unless all Series C Liquidation Amounts, if any, are first paid in full. The “Stated Value” shall mean $33,847.9874 per share. In January of 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 the Series C Preferred was outstanding and in January of 2019, we paid a dividend on our Series C Preferred Stock to Intrexon of 12.208 shares.

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

The conversion of our Series A Preferred Stock, and Series B Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2018, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. In addition to our outstanding shares of preferred stock, as of December 31, 2018, there were currently outstanding warrants to purchase 7,371,925 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock in our recent underwritten public offering that closed on July 17, 2018. As of December 31, 2018, 9,364,000 shares of Series D Preferred Stock had been converted into shares of common stock and 9,505,500 warrants had been exercised, and as a result our outstanding shares of common stock has increased significantly from 2,738,283 shares as of December 31, 2012 to 29,433,135 shares as of December 31, 2018. We also issued 16,666,668 shares of common stock, short-term warrants to purchase up to 9,583,334 shares of common stock, and long-term warrants to purchase up to 9,583,334 shares of common stock, as part of our March 25, 2019 underwritten public offering.

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

We cannot assure you that we will continue to be listed on the NYSE American.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 2,738,283 shares as of December 31, 2012 to 46,112,303 as of March 25, 2019 .  In addition, there were 16,017,000 shares of our Preferred stock outstanding which are convertible into 2,261,703 shares of our common stock and, as of March 25, 2019, warrants to purchase an additional 26,538,593 shares of our common stock issuable upon exercise of warrants to investors. There were also 1,812,133 shares issuable upon exercise of options outstanding and an additional 197,117 shares available for option grants under our 2012 Equity Incentive Plan

The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on June 30, 2016 we issued 904,568 restricted shares of our common stock to three accredited investors (Intrexon, the KFLP and our Chairman Dr. Telling) in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly. In addition, the conversion of outstanding shares of Series A and Series B convertible preferred stock issued in 2017 private placements into common stock and the subsequent sale of shares of common stock could also cause our stock price to decline significantly.

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

As a public company, we are already subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act. The requirements of these rules and regulations may increase our legal, accounting and financial compliance costs; may make some activities more difficult, time-consuming and costly; and may also place undue strain on our personnel, systems and resources. Our management and other personnel need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors and Board committees or as executive officers.

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

As a public company listed on the NYSE American, we incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before when trading on the OTCQB Marketplace. For example, we are subject to the rules and regulations required by the NYSE American, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costlier. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE American.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” have a public float of less than $250 million and have annual revenues of less than $100 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

In November of 2016, the Company entered into an amended lease for the leased office space in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The 12-month lease costs for the year ended December 31, 2018 were approximately $56,000 which includes sublease income, insurance, taxes and utilities. Lease payments are capped during the term. The lease expires on February 29, 2020.

In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The 12-month lease costs for the year ended December 31, 2018 were approximately $135,000 which includes insurance, taxes and utilities. Lease payments are capped during the term which expires in November 2019. We expect the location in Alachua, Florida to continue to be used primarily as our research and laboratory space. On July 13, 2014 we amended the lease for our Alachua, Florida facility. The lease term was extended from an expiration date of December 1, 2014 to an expiration date of November 30, 2019. The monthly lease payments are initially $10,219 per month with annual rent increases of 3%. We have the ability to terminate the lease for this facility prior to November 30, 2019 upon the payment of nine months’ rent in advance. All other terms of the original lease are unchanged and remain in effect.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2018, we were not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The last price of our common stock as reported on the NYSE American on March 18, 2019 was $0.96_ per share. As of March 18, 2019, there were approximately 28 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

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

We issued 100 shares of Series C, Non-Voting, Non-Convertible, Preferred Stock (“Series C Preferred Stock”) with a stated value of $33,847 per share to Intrexon in exchange for obligations we owed to Intrexon. These shares have an accruing dividend of 12% per year payable in additional shares of Series C Preferred stock. In January of 2018, we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares for the portion of the 2017 fiscal year the Series C Preferred had been outstanding and in January of 2019, we paid a dividend on our Series C Preferred Stock to Intrexon of 12.208 shares. The accruing dividend increases to 20% per year after May 10, 2019.

Unregistered Sale Of Equity Securities And Use Of Proceeds

We recorded the issuances of the following unregistered securities during the fourth quarter of 2018 pursuant to exemptions under the Securities Act of 1933, including Section 4(2):

On November 1, 2018, the Company issued 12,500 shares of its common stock as partial consideration to CorProminence, LLC, for the acquisition of certain services.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2018. The Company has no publicly announced share repurchase programs.

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

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) clinical trial in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse. During the first quarter of 2016, we conducted a confirmatory animal study on AG013. AG013 has been granted Orphan Drug status in the European Union. In November of 2016, the United States Food and Drug Administration (the “FDA”) granted Fast Track designation for AG013, and we believe it may be eligible for Biologic License Application exclusivity as well.

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The clinical trial is a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints are being evaluated. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 clinical trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 clinical trial with AG013 in the United States in 2017. In late 2018, we received regulatory approval to enroll patients for participation in the study in the United Kingdom, Belgium, and Germany. We began enrollment of patients in these countries in early 2019. The Phase 2 clinical trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients, in order to ensure enrollment of 160-180 evaluable patients, in a 1:1 randomization block size will receive either a placebo or AG013. The clinical trial will be conducted at approximately 50-75 clinical sites across the United States and Europe. The purpose of the Phase 2 clinical trial (NCT03234465) is to evaluate the efficacy, safety and tolerability of topically administered AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

We completed enrollment of the interim analysis cohort, which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblended safety evaluation, of which 10 received AG013. We recently announced positive results from our interim safety analysis, which was requested by the FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. The study provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general population.

Safety was evaluated on the basis of treatment-emergent adverse events, vital signs, weight, physical examinations, clinical laboratory assessments and the presence of AG013 in whole blood. Tolerability measures (taste, consistency and smell) were collected from the patient diaries. In addition, the reasons for study treatment discontinuation were also summarized. Following review of the data by an independent Data Safety Monitoring Board (DSMB), it was concluded that the clinical trial can proceed with no changes to the study. The data analysis indicated that the distribution of adverse events was similar between AG013 and placebo. The serious adverse events reported were consistent with those commonly reported in a head and neck cancer population receiving traditional chemoradiation therapy treatments and included fevers, neutropenia, anemia, nausea and vomiting, infections and oral (mouth and throat) pain. There were no reports of bacteremia or sepsis. Of patients that discontinued participation in the clinical trial, 4 patients experienced adverse events, including 3 patients who developed nausea and vomiting, 2 patients that were non-compliant with the study procedures and 3 patients developed severe OM.

Following the clearance in May 2018, by the DSMB, we are proceeding with patient enrollment for our AGO13 clinical trial. We recently determined to expand the number of clinical sites we would conduct our trials in an attempt to accelerate enrollment. The expansion of the number of clinical sites at which we would conduct our clinical trials is expected to add to our clinical trial costs. On October 15, 2018, we received clearance from the Belgian Health Authority to activate the patient enrollment process in Belgium. Assuming we attain our patient enrollment milestones, we expect to report top-line results of the completed Phase 2 clinical trial in early 2020.

Our Antibiotic Product Candidate-Preclinical

Members of our scientific team discovered that a certain bacterial strain produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Over 700 lantibiotics have been characterized, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

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

In our pre-clinical studies to support a potential IND filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. An animal study specifically evaluated homolog efficacy in relation to survival, measurable amounts of Clostridium difficile (“C. diff”) colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, OG253, delivered rectally, achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

Based on these early results, we selected a lead candidate, OG253, for which we had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores when compared to a vancomycin positive control.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We currently expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Based upon the funding available from our recent public offerings and the exercise of warrants we expect to conduct certain of the requisite studies.

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

Recent Developments

Completion of Underwritten Public Offering.  On March 25, 2019, we announced the closing of an underwritten public offering for gross proceeds of approximately $12.5 million, which included the partial exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses. The offering is comprised of 16,666,668 shares of common stock, short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75 per share and accompanying warrants. We granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock the public offering price, less underwriting discounts and commissions. The underwriter exercised its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing. Each short-term warrant has an exercise price of $0.75 per share of common stock, is immediately exercisable, and will expire on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following our release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and will expire five years following the date of issuance. Following the consummation of our underwritten public offering on March 25, 2019, and excluding certain offering expenses, we had approximately $29.8 in cash available to fund our AG013 research, clinical trials, pre-clinical development of the lantibiotics program, and for working capital and general corporate purposes.

Clearance For Patient Enrollment In the United Kingdom, Belgium, and Germany. In October 2018, we announced we had received clearance to enroll patients residing in Belgium from the Belgian Health Authority, The Federal Agency for Medicines and Health Product into our Phase 2 clinical trial of AG013. In November 2018, we announced we had received clearance to enroll patients residing in Germany from the Paul Erlich Institute and patients residing in the United Kingdom from the Medicines and Healthcare products Regulatory Agency (MHRA) into our Phase 2 clinical trial of AG013.

Full Conversion of Series D Preferred. 1,496,000 shares of Series D Preferred Stock were issued in the Company’s July 2018 public offering (the “Public Offering”), were outstanding at September 30, 2018. As of October 3, 2018, all remaining shares of the Company’s Series D Preferred stock have been voluntarily converted by the holders to the Company’s common stock and no shares of Series D Preferred stock remain outstanding. The Company received no additional proceeds from the conversions of Series D Preferred by the holders thereof.

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

Texas A&M License Termination. Following a review of our research and development activities and a determination to focus our financial resources on our research activities for OG716 and AG013, we provided a notice to Texas A&M of the termination of our license agreement with Texas A&M which took effect in January 2019.

About Us

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. We have devoted substantially all of our available resources to our discovery efforts comprising research and development, clinical trials for our product candidates, protection of our intellectual property and the general and administrative support of these operations. We have generated limited revenues from grants and from our former consumer ProBiora3 product business, and have principally funded our operations through the sale of debt and equity securities, including the exercise of warrants issued in connection with financing transactions. In June of 2016, we completed the sale of our consumer probiotics business to ProBiora Health, LLC and as a result, we will no longer generate revenue from sales of consumer probiotic products. Our net revenues were $0 and $464,048, for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2018, we had an accumulated deficit of $111,373,608 and we have yet to achieve profitability. We incurred net losses of $9,914,141 and $6,731,525 for the years ended December 31, 2018 and 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital to fund our operations. We anticipate that our cash resources as of December 31, 2018 coupled with the net proceeds from our March 25, 2019 underwritten public offering, will be sufficient to fund our operations as presently structured through the fourth quarter of 2020. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business.

Financial Overview

Net Revenues

We did not generate any revenue for the years ended December 31, 2018 and 2017, respectively from the sales or licensing of our product candidates.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our ECC agreements with Intrexon and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

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

Our research and development expenses were $5,971,833 and $3,539,656 for the years ended December 31, 2018 and 2017, respectively.

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

Income Taxes

As of December 31, 2018, and 2017, we have net operating loss carryforwards of approximately $102,984,000 and $93,966,000, respectively, to offset future federal and state income taxes. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. We also have research and development tax credit carryforwards of approximately $2,250,000 and $2,016,000 as of December 31, 2018, and 2017, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2038 and 2028, respectively. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. Our private placement transaction with the KFLP in June 2009 constituted such an event and our historical loss carryforwards up to such point in time were limited. Furthermore, our transactions with Intrexon during 2013 constituted a second such event, and our historical loss carryforwards up to December 2013 were further limited. See “Tax Loss Carryforwards.” In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

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

•	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time, we were making the estimate; and
•	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

The principal areas of estimation reflected in the financial statements are  stock-based compensation, valuation of warrants, and income tax valuation allowance.

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

Update 2018-11 Leases (Topic 842) provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. In preparation for the adoption of this new standard, we have implemented internal controls to enable the preparation of financial information on adoption. We expect adoption of the standard will result in right-of-use assets and liabilities for operating leases of approximately $176,000 at January 1, 2019.

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2018 that have had or are expected to have an impact on our financial statements.

Results of Operations:

	Year Ended December 31,
	2018	2017	Increase/Decrease	Percentage
Revenue, net	$—	$—	$—	$—
Operating expenses:
Research, and development	5,971,833	3,539,656	2,432,177	68.71%
General and administrative	4,022,307	3,178,662	843,645	26.54%
Total operating expenses	9,994,140	6,718,318	3,275,822	48.76%
Loss from continuing operations	(9,994,140)	(6,718,318)	(3,275,822)	48.76%
Other income (expense):
Interest income	86,527	10,221	76,306	746.56%
Interest expense	(5,786)	(216,328)	210,542	-97.33%
Local business tax	(1,188)	(3,098)	1,910	-61.65%
Changes in derivative liability	—	188,727	(188,727)	-100.00%
Other income	446	7,271	(6,825)	-93.87%
Total other income (expense), net	79,999	(13,207)	93,206	-705.73%
Loss from continuing operations before income taxes	(9,914,141)	(6,731,525)	(3,182,616)	47.28%
Income tax benefit	—	—	—	0.00%
Net loss from continuing operations	(9,914,141)	(6,731,525)	(3,182,616)	47.28%
Deemed dividend of Series D preferred stock	(1,412,041)	—	(1,412,041)	0.00%
Net loss applicable to common shareholders	$(11,326,182)	$(6,731,525)	$(4,594,657)	68.26%

For the Years Ended December 31, 2018 and 2017

Research and Development. Research and development expenses were $5,971,833 for the year ended December 31, 2018 compared to $3,539,656 for the year ended December 31, 2017; an increase of $2,432,177, or 68.7%. This increase was primarily due to increases in costs associated with work under the ECC’s, stock-based compensation, and bonus of costs of $2,542,222, $122,004, and $64,120, respectively. These increases were partially offset by decreases in salary, and employee benefit costs of $220,065, and $65,500, respectively.

General and Administrative. General and administrative expenses were $4,022,307 for the year ended December 31, 2018 compared to $3,178,662 for the year ended December 31, 2017; an increase of $843,645, or 26.5%. This increase was primarily due to increases in bonus, non-employee stock-based compensation, stock-based compensation, insurance, travel and entertainment, and transfer agent costs of $372,473, $179,607, $158,272, $76,395, $40,161, and $23,912, respectively.

Other Income (Expense). Other income (expense) was $79,999 for the year ended December 31, 2018 compared to $(13,207) for the year ended December 31, 2017; an increase of $93,206. The increase was primarily attributable to an increase in interest income of $76,306, a decrease in interest expense of $210,542 due to decreased levels of borrowing in 2018 and a decrease in changes in a derivative liability of $188,727.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing and grants. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2018	2017
Net cash used in operating activities	$(9,079,817)	$(6,363,853)
Net cash used by investing activities	(124,727)	—
Net cash provided by financing activities	23,246,702	8,449,378
Net increase in cash and cash equivalents	$14,042,158	$2,085,525

During the years ended December 31, 2018 and 2017, our operating cash flows from operations used cash of $9,079,817 and $6,363,853 respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $20,765,707 and $6,294,650 as of December 31, 2018 and 2017, respectively.

Additional details of our financing activities for the periods reflected in this report are provided below:

Financings

The May 2017 Series A Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split, is convertible into one million two hundred thousand shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing (“Summer 17 Warrants”). The Summer 17 Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

In connection with the Series A Preferred Financing, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017. The number of shares of Preferred Stock designated as Series A Preferred Stock was 12,000,000.

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

The May 2017 Intrexon Debt Financing and ECC Amendment

On May 10, 2017, concurrently with the above referenced Series A Preferred Stock Financing, we entered into Note Purchase Agreement with Intrexon pursuant to which the Company issued a $2,4000,000 unsecured non-convertible promissory note to Intrexon (the “Intrexon Note”) and amended the first milestone in our Oral Mucositis exclusive channel collaboration agreement (the “May Oral Mucositis ECC Amendment”) with Intrexon. The Intrexon Note matured in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Intrexon Note were used to fund our AG013 research and clinical trials. In addition to, and as part of the Intrexon Note, we amended the first milestone payment on the Oral Mucositis ECC from a $2,000,000 payment upon first dosing of a patient to a $3,000,000 payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty-four (24) month anniversary of the dosing of the first patient in the

Phase 2 clinical trial. Simultaneously with the amendment to the Oral Mucositis ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Intrexon reflecting the milestone amendment. The Intrexon Note was subsequently repaid in November 2017 through the issuance of Series C Preferred Stock to Intrexon (see below).

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split into one million three hundred and twenty thousand shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Fall 17 Warrants”). The Fall 17 Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

In connection with the Series B Preferred Financing, we filed a Certificate of Designation and Rights of Series B Convertible Preferred Stock with the Secretary of State of the State of Florida, effective November 8, 2017. The number of shares of Preferred Stock designated as Series B Preferred Stock was 6,600,000.

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

Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive out of the assets, after payment to the holders of Series C Preferred Stock but on par with the holders of Series A Preferred Stock and in preference to the holders of the Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series B Preferred Stock if all outstanding shares of Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series B Preferred Stock is classified as permanent equity.

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

On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 shares of additional Series C Preferred Stock and on January 31, 2019 we paid a dividend on our Series C Preferred Stock to Intrexon of 12.208 shares of additional Series C Preferred Stock for the portion of 2017 the Series C Preferred Stock that was outstanding.

The April 6, 2018 Registered Direct Offering and Private Placement

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

At the closing of our underwritten public offering, a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and warrants to acquire 13,800,000 shares of common stock were issued inclusive of the underwriter’s exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock at $1.00 per share.

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

On July 24, 2018, the Company entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2019.

On March 10, 2018, we entered into a short-term note payable for $28,915 bearing interest at 5.09% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight-line amortization over a 11-month period with the final payment being made on February 12, 2019.

On March 10, 2017, we entered into a short-term note payable for $31,985 bearing interest at 6.18% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2017 and such payments are to be made evenly based on a straight-line amortization over a 10-month period with the final payment being made on January 2, 2018.

On July 24, 2017, we entered into a short-term note payable for $140,062 bearing interest at 5.09% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2017 and such payments are to be made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 25, 2018.

On July 24, 2016, we entered into a short-term note payable for $111,730 bearing interest at 4.89% per annum to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note begin August 24, 2016 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 21, 2017.

Future Capital Requirements

Our capital requirements for 2019 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents provide us with limited liquidity. We believe our existing cash and cash equivalents, inclusive of our net proceeds from our March 25, 2019 public offering, will allow us to fund our operating plan through the fourth quarter of 2020. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Intrexon under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•the pace of patient enrollment in our clinical trial of AG013;

•identifying and securing clinical sites for the conduct of human trials for our product candidates;

•the determination to redeem all or any portion of our outstanding Series C Preferred Stock;

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

Tax Loss and Credit Carryforwards

As of December 31, 2018, and 2017, we have net operating loss carryforwards of approximately $102,984,000 and $93,966,000, respectively, to offset future federal and state income taxes. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. The state tax loss carryforward generated subsequent to December 31, 2017, will expire through 2038, unless previously utilized. We also have research and development tax credit carryforwards of approximately $2,250,000 and $2,016,000 as of December 31, 2018 and 2017, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2038 and 2028, respectively. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards and we exceeded the 50% threshold when we consummated the June 2009 private placement transaction with the Koski Family Limited Partnership, or KFLP, in June 2009. Subsequent to this event, we again exceeded the 50% threshold when we executed transactions with Intrexon in December 2013. As a result, our loss carryforwards incurred from July 2009 through December 2013 will be limited to approximately $3,540,000 per year. Our historical loss carryforwards through June 2009 will be limited to approximately $417,000 per year. We anticipate that this will effectively limit our ability to utilize our historical loss carryforwards through June 2009 to an aggregate amount of approximately $6,285,000 over such period of time, and the remaining balance of our historical loss carryforwards prior to June 2009 will expire unused. We also anticipate that this limitation will effectively cause all of our tax credit carryforwards through June 2009 to expire unused. We do not anticipate that the December 2013 limitation will cause any of our loss carryforwards or tax credits incurred July 2009 through December 2013 to expire unused. Provided that there are no future ownership changes that would trigger the limitations on loss carryforwards provided under the Code, the operating losses we experience after December 2013 are expected to add to our loss carryforwards and to be fully available to us.

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

At December 31, 2018 and 2017, we recorded a 100% valuation allowance against our deferred tax assets of approximately $26,224,000 and $23,732,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Inflation

Inflation affects the cost of raw materials, goods and services that we use. In recent years, inflation has been modest. However, high energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. Although we cannot precisely determine the effects of inflation on our business, it is management’s belief that the effects on revenues and operating results will not be significant. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government-imposed regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-27 at the end of this report and the supplementary data is not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms. Management believes that, existing controls were effective and operating properly as designed. During 2018, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer or controller, or persons performing similar functions, known as our Company Operating Principles. Our Company Operating Principles is available on our website at www.Oragenics.com under the Corporate Governance section of our Investors page. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The documents filed as part of this report are as follows:
1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-27.
2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.
3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.
(b)	Other Exhibits

Exhibits required by Item 601 of Regulation S-K are submitted (or incorporated by reference) and listed in a separate section herein immediately following the F pages under the heading “Exhibit Index” and are incorporated herein by reference by reference. No exhibits in addition to those previously filed or listed in item 15(a) (3) and filed herein.

(c)	Not Applicable.
ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

1.1	Placement Agency Agreement dated as of April 6, 2018.	8-K	001-32188	1.1	4/10/18

1.2	Form of Underwriting Agreement.	S-1/A	333-224950	1.1	7/9/18

1.3	Underwriting Agreement dated March 21, 2019.	8-K	001-32188	1.1	3/25/19

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Form of Certificate of Designation of Series D Preferred Stock.	S-1/A	333-224950	4.1	7/9/18

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate					X

4.2	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.3	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.4	Form of Series 1 Warrant	8-K	001-32188	4.1	3/25/19

4.5	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

10.1	Standard Exclusive License Agreement with Sublicensing Terms between the Company and the University of Florida Research Foundation, Inc. effective June 22, 2000 (the “MU1140 License Agreement”)	SB-2	333-100568	10.5	10/16/02

10.2	First Amendment to the MU1140 License Agreement dated September 15, 2000	SB-2	333-100568	10.6	10/16/02

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.3	Second Amendment to the MU1140 License Agreement dated June 10, 2002	SB-2	333-100568	10.7	10/16/02

10.4	Third Amendment to the MU1140 License Agreement dated September 25, 2002	SB-2	333-100568	10.4	10/16/02

10.5	Fourth Amendment to the Antimicrobial Polypeptide License Agreement dated March 2003	SB-2/A-3	333-100568	10.36	4/9/03

10.6	Fifth Amendment to the Antimicrobial Polypeptide License Agreement dated April 19, 2013	8-K	001-32188	10.1	4/23/13

10.7	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012 (“Lantibiotic ECC”).*	8-K	001-32188	10.1	6/11/12

10.8	Amendment No. 1 to the Lantibiotic ECC between Oragenics, Inc. and Intrexon Corporation dated July 21, 2016.	10Q	001-32188	10.10	8/15/16

10.9	Amendment No. 2 to the Lantibiotic ECC between Oragenics, Inc. and Intrexon Corporation dated November 8, 2017.	8-K	001-32188	10.6	11/9/17

10.10	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 5, 2012 (“Lantibiotic SIA”).	8-K	001-32188	10.2	6/11/12

10.11	Amendment to Lantibiotic SIA by and between Oragenics, Inc. and Intrexon Corporation dated as of November 8, 2017.	8-K	001-32188	10.8	11/9/17

10.12	Exclusive Channel Collaboration Agreement with Intrexon Corporation dated June 9, 2015, as amended and subsequently assigned to ActoBio Therapeutics, Inc., a wholly owned subsidiary of Intrexon Corporation	10-Q	001-32188	10.2	8/13/18

10.13	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation dated as of June 9, 2015 (“Oral Mucositis SIA”).*	8-K	001-32188	10.2	7/11/15

10.14	Amendment No. 1 to Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation dated as of May 10, 2017.	8-K	001-32188	10.5	5/11/17

10.15	Amendment No. 2 to Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation dated as of November 8, 2017.	8-K	001-32188	10.14	11/9/17

10.16	Notice of Assignment to Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation between Oragenics, Inc. and Intrexon Corporation, effective January 1, 2018.	10-K	001-32188	10.20	2/16/18

10.17	Joinder to Assignment of Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation between Oragenics, Inc. and Intrexon Corporation, effective January 1, 2018.	10-K	001-32188	10.21	2/16/18

10.18	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.19	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.20	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.21	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.22	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17
10.23	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.24	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.25	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.26	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.27	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	8-K	001-32188	10.2	3/18/15

10.28	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.29	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015. +	8-K	001-32188	10.1	2/25/15

10.30	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

10.31	Executive Employment Agreement between the Company and Alan Joslyn dated effective June 6, 2016. +	8-K	001-32188	10.1	6/6/16

10.32	First Amendment to Employment Agreement between the Company and Alan Joslyn effective June 6, 2018. +	8-K	001-32188	10.1	6/11/18

10.33	Form of Securities Purchase Agreement, dated as of April 6, 2018, by and among Oragenics, Inc. and the Investors.	8-K	001-32188	10.1	4/10/18

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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

Dated: March 29, 2019

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

Signature	Title	Date

/s/ Alan Joslyn	President and Chief Executive Officer	March 29, 2019
Alan Joslyn

/s/ Michael O. Sullivan	Chief Financial Officer (Principal	March 29, 2019
Michael O. Sullivan	Accounting and Financial Officer)

/s/ Robert C. Koski	Director	March 29, 2019
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	March 29, 2019
Frederick W. Telling

/s/ Charles L. Pope	Director	March 29, 2019
Charles L. Pope

/s/ Alan W. Dunton	Director	March 29, 2019
Alan W. Dunton

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oragenics, Inc. (“Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2005

March 29, 2019, Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,208,301	$6,166,143
Prepaid expenses and other current assets	1,724,975	1,027,029
Total current assets	21,933,276	7,193,172
Property and equipment, net	116,276	21,659
Total assets	$22,049,552	$7,214,831
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,043,356	$818,044
Short-term notes payable	124,213	80,478
Total current liabilities	1,167,569	898,522

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 12,000,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 101.733 and 100 Series C shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	6,100,182	6,309,608
Common stock, $0.001 par value; 200,000,000 shares authorized 29,433,135 and 4,928,335 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	29,433	4,928
Additional paid-in capital	126,125,976	101,402,570
Accumulated deficit	(111,373,608)	(101,400,797)
Total shareholders’ equity	20,881,983	6,316,309
Total liabilities and shareholders’ equity	$22,049,552	$7,214,831

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$5,971,833	$3,539,656
General and administrative	4,022,307	3,178,662
Total operating expenses	9,994,140	6,718,318
Loss from operations	(9,994,140)	(6,718,318)
Other income (expense):
Interest income	86,527	10,221
Interest expense	(5,786)	(216,328)
Local business tax	(1,188)	(3,098)
Changes in derivative liability	—	188,727
Other income	446	7,271
Total other income (expense), net	79,999	(13,207)
Loss before income taxes	(9,914,141)	(6,731,525)
Income tax benefit	—	—
Net loss	$(9,914,141)	$(6,731,525)
Deemed dividend of Series D preferred stock	$(1,412,041)	$—
Net loss applicable to common shareholders	(11,326,182)	(6,731,525)
Basic and diluted net loss per share	$(0.87)	$(1.37)
Shares used to compute basic and diluted net loss per share	13,039,123	4,926,275

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Common Stock		Preferred Stock		Stock	Additional		Total
					Subscription	Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balances at December 31, 2016	4,912,335	$4,912	—	$—	$(30,563)	$97,660,646	$(94,669,272)	$2,965,723
Repayment of stock subscription	—	—	—	—	30,563	—	—	30,563
Compensation expense relating to option issuances	—	—	—	—	—	435,216	—	435,216
Issuance of Series A preferred stock and warrants, net of expenses	—	—	12,000,000	1,245,508	—	1,619,796	—	2,865,304
Issuance of Series B preferred stock and warrants, net of expenses	—	—	6,600,000	1,679,301	—	1,573,874	—	3,253,175
Issuance of Series C preferred stock, net of expenses	—	—	100	3,384,799	—	(12,208)	—	3,372,591
Compensation expense relating to issuance of restricted shares	—	—	—	—	—	2,062	—	2,062
Issuance of restricted common stock	16,000	16	—	—	—	123,184	—	123,200
Net loss	—	—	—	—	—	—	(6,731,525)	(6,731,525)
Balances at December 31, 2017	4,928,335	$4,928	18,600,100	$6,309,608	$—	$101,402,570	$(101,400,797)	$6,316,309
Compensation expense relating to option issuances	—	—	—	—	-	996,038	—	996,038
Issuance of common stock - shelf takedown, net of expenses	900,000	900	—	—	—	1,509,427	—	1,510,327
Conversion of Series A preferred stock to common stock	258,300	258	(2,583,000)	(268,096)	—	267,838	—	—
Issuance of common stock, Series D preferred stock and warrants, net of expenses	4,436,000	4,436	9,364,000	4,464,107	—	7,963,086	—	12,431,629
Conversion of Series D preferred stock to common stock	9,364,000	9,364	(9,364,000)	(4,464,107)	—	4,454,743	—	—
Warrant exercises	9,505,500	9,506	—	—	—	9,495,995	—	9,505,501
Series C dividend	—	—	2	58,670	—	—	(58,670)	—
Issuance of restricted common stock	16,000	16	—	—	—	24,304	—	24,320
Issuance of common stock in exchange for services	25,000	25	—	—	—	11,975	—	12,000
Net loss	—	—	—	—	—	—	(9,914,141)	(9,914,141)
Balances at December 31, 2018	29,433,135	$29,433	16,017,102	$6,100,182	$-	$126,125,976	$(111,373,608)	$20,881,983

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,914,141)	$(6,731,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,110	65,803
Stock issued as compensation to non-employee directors	24,320	123,200
Stock-based compensation expense	996,038	437,278
Stock issued in exchange for services	12,000	—
Warrant issued in exchange for services	—	118,237
Decrease in fair value of derivative liability	—	(188,727)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(453,456)	(713,896)
Accounts payable and accrued expenses	225,312	525,777
Net cash used in operating activities	(9,079,817)	(6,363,853)
Cash flows from investing activities:
Purchase of property and equipment	(124,727)	—
Net cash used by investing activities	(124,727)	—
Cash flows from financing activities:
Payments on short-term notes payable	(200,755)	(157,946)
Proceeds from issuance of note payable to shareholder	—	2,400,000
Net proceeds from issuance of common stock, convertible preferred stock, and warrants	12,431,629	—
Proceeds from issuance of common stock for warrant exercise	9,505,501	—
Net proceeds from issuance of convertible preferred stock and warrants	—	6,176,761
Proceeds from payment of stock subscription receivable	—	30,563
Net proceeds from issuance of common stock and warrants	1,510,327	—
Net cash provided by financing activities	23,246,702	8,449,378
Net increase in cash and cash equivalents	14,042,158	2,085,525
Cash and cash equivalents at beginning of period	6,166,143	4,080,618
Cash and cash equivalents at end of period	$20,208,301	$6,166,143
Supplemental disclosure of cash flow information:
Interest paid	$5,786	$4,495
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$244,490	$172,047
Par value of restricted shares issued	$16	$160
Stock dividend on Series C preferred stock	$58,670	$—
Par value of common stock issued in connection with Series A Preferred Stock conversion	$259	$—
Value of Series A preferred stock converted into common stock	$268,096	$—
Par value of common stock issued in connection with Series D Preferred Stock conversion	$9,364	$—
Deemed dividend on Series D preferred stock	$1,412,041	$—
Par value of common stock issued in exchange for services	$25	$—
Conversion of Series D preferred stock to common stock	$4,464,107	$—
Fair market value of 48,387 warrants issued for financial advisory services	$—	$118,237
Note payable to shareholder converted to Series C preferred stock	$—	$2,400,000
Accounts payable and accrued expenses converted to Series C preferred stock	$—	$984,799

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

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

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $9,914,141 and used cash of $9,079,817 in its operating activities during the year ended December 31, 2018. As of December 31, 2018, the Company had an accumulated deficit of $(111,373,608) and cash flows from operations were negative throughout 2018.

During 2018, 2017, 2016, 2013 and 2012 the Company raised $25,105,500, $9,684,799, $4,666,667, $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its preferred and common stock, the exercise of warrants, and with the conversion of a note payable to shareholder and accrued expenses to preferred stock. In March of 2019, the Company completed an underwritten public offering of approximately $12.5 million in gross proceeds, (See Note 14 – Subsequent Events). The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2018, together with the recently completed underwritten public offering, will be sufficient to meet the business objectives as presently structured through the fourth quarter of 2020, as such, there is substantial doubt that we can continue as a going concern beyond that date.

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

Update 2018-11 Leases (Topic 842) provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. In preparation for the adoption of this new standard, we have implemented internal controls to enable the preparation of financial information on adoption. We expect adoption of the standard will result in right-of-use assets and liabilities for operating leases of approximately $176,000 at January 1, 2019.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                               There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2018, that have had or are expected to have an impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, and income tax valuation allowance.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2018, and 2017.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of product candidates. These expenses consist primarily of the following: employee-related expenses, which include salaries and benefits and attending science conferences; costs incurred in connection with Exclusive Channel Collaboration (“ECC”) agreements with Intrexon, expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. The Company expenses research and development costs as incurred.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2018, the uninsured portion of this balance was $19,958,301. As of December 31, 2017, the uninsured portion of this balance was $5,916,143.

3. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2018 and 2017:

	2018	2017
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	936,041	812,215
Leasehold improvements	487,871	487,871
Office and computer equipment	286,227	285,326
	1,730,881	1,606,154
Accumulated depreciation and amortization	(1,614,605)	(1,584,495)
Property and equipment, net	$116,276	$21,659

Depreciation and amortization expense for the years ending December 31, 2018 and 2017 was $30,110 and $65,803 respectively.

4. Related Party Transactions

On July 17, 2018, the Company announced the closing of an underwritten public offering (the “Public Offering”) (see Note 7 – Shareholders’ Equity) of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share, and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a warrant. The Company’s non-employee directors, Frederick Telling and Alan Dunton participated in the Public Offering through the purchase of units consisting of 100,000 shares and 20,000 shares of common stock, respectively, and warrants to purchase 100,000 shares and 20,000 shares of common stock.

On November 8, 2017, we completed a private placement of $3,300,000 of Series B Non-Voting, Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) pursuant to a Securities Purchase Agreement with four existing shareholders who are accredited investors (the “Series B Preferred Stock Financing”). The investors in the private placement included a current and longstanding Company shareholder, the Koski Family Limited Partnership, or KFLP who purchased 1,500,000 shares of the Series B Convertible Preferred Stock and warrants to purchase, after giving effect to the reverse stock split, 241,936 shares of our common stock.  Our director, Mr. Robert Koski is a general partner of the KFLP.

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, into one million three hundred and twenty thousand shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate, after giving effect to the reverse stock split, of 1,064,518 shares of Common Stock (the “Fall 17 Warrants”). The Fall 17 Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and have an exercise price, of $3.10 per share.

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

During the year ended December 31, 2018 we paid cash of $-0-, and during the year ended December 31, 2017, we paid cash of $594 and issued Series C Preferred Stock with a value of $1,188, to Intrexon under our exclusive channel collaborative (“ECC”) agreement with Intrexon (See Note 9 – Licenses and Exclusive Channel Collaboration Agreements) to develop and commercialize lantibiotics (the “Lantibiotic ECC”).

During the year ended December 31, 2018 we paid cash of $460,056, and during the year ended December 31, 2017, we paid cash of $524,026 and issued Series C Preferred Stock with a value of $763,189, to Intrexon under the ECC (See Note 9 – Licenses and Exclusive Channel Collaboration Agreements) agreement to develop and commercialize AG013 (the “Oral Mucositis ECC”).

Included in accounts payable and accrued expenses at December 31, 2018 and 2017 are $39,607 and $39,457, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC agreements. As of December 31, 2018, and 2017 Intrexon owned approximately 5% and 32%, respectively, of our outstanding common stock.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2018 and 2017:

	2018	2017
Accounts payable trade	$828,706	$618,360
Intrexon Collaboration Agreements	39,607	39,457
Professional fees	46,775	45,000
Vacation	123,268	106,722
Consulting fees	5,000	5,000
Other	—	3,505
Total accounts payable and accrued expenses	$1,043,356	$818,044

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2018 and 2017:

	2018	2017
Product liability insurance financing of $28,915 and $31,985, due in monthly installments of $2,696 and $3,290 including principal and interest at 5.09% and 6.18% through February 10, 2019 and January 10, 2018, respectively	$5,295	$3,273
Directors’ and officers’ liability insurance financing of $215,575 and $140,062 due in monthly installments of $20,115 and $13,059 including principal and interest at 5.24% and 5.09% through June 24, 2019 and June 24, 2018, respectively	118,918	77,205
Total short-term notes payable	$124,213	$80,478

7. Shareholders’ Equity

Common Stock

Increase in the Number of Authorized Shares and Completion of a Reverse Stock Split

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

Completion of Reverse Stock Split

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

Completed Public Offerings

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

The Company’s non-employee directors, Frederick Telling and Alan Dunton participated in the Public Offering through the purchase of 100,000 shares and 20,000 shares, respectively, of the Company’s common stock and warrants to purchase 100,000 shares and 20,000 shares, respectively, of the Company’s common stock.

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

Award of Shares to Non-employee Directors

On June 22, 2018, and in connection with, and in furtherance of, the non-employee director compensation program, the Board approved the award of 4,000 restricted shares of the Company’s common stock to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan. Pursuant to the terms of the award, the restricted shares were immediately vested. The Company recognized $24,320 in compensation expense relating to these awards.

On February 9, 2017, in connection with and in furtherance of the equity-based award program, the Board approved the award of 4,000 restricted shares, of Company common stock, to each of the Company’s non-employee directors, Frederick Telling, Charles Pope, Alan Dunton, and Robert Koski under the Company’s 2012 Equity Incentive Plan. A total of 4,000 restricted shares had vested as of December 31, 2017 for each of the non-employee directors. The awards were considered issued and outstanding as of the date of the grant and were eligible to be voted by the recipient. The Company recognized $123,200 in compensation expense relating to these awards.

Other Share Issuances.

As of December 31, 2018, the Company has issued 25,000 shares of its common stock as partial consideration for the acquisition of certain services.

As of December 31, 2018, 9,364,000 shares of Series D Preferred Stock have been converted into shares of Common Stock.

As of December 31, 2018, 9,505,500 warrants issued in connection with the Public Offering have been exercised resulting in the issuance 9,505,500 of shares of Common Stock.

On March 9, 2018, a holder of 2,583,000 shares of the Company’s Series A Convertible Preferred Stock, converted the Series A Convertible Preferred Stock into 258,300 shares of the Company’s common stock.

Preferred Stock

Issuance Of Series A Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split, is convertible into one million two hundred thousand shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing (“Summer 17 Warrants”). The Summer 17 Warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split into one million three hundred and twenty thousand shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock (the “Fall 17 Warrants”). The Fall 17 Warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

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

Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive out of the assets, after payment to the holders of Series C Preferred Stock but on par with the holders of Series A Preferred Stock and in preference to the holders of the Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series B Preferred Stock if all outstanding shares of Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series B Preferred Stock is classified as permanent equity.

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

As of December 31, 2018, 9,364,000 shares of Series D Preferred Stock had converted into shares of Common Stock in accordance with the terms for conversion.

Increase in the Number of Authorized Shares

In December of 2017, we filed an amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of our preferred stock from 20,000,000 shares to 50,000,000. The amendment to our Amended and Restated Articles of Incorporation was previously approved by a majority of our shareholders.

As of December 31, 2018, there are 7,371,925 warrants, 1,812,133 stock options, 9,417,000 shares of Series A Preferred stock, and 6,600,000 shares of Series B Preferred stock outstanding. If all warrants, stock options, and Preferred shares were exercised (other than on a net issuance basis), the total number of outstanding common shares would be 40,878,896 as of December 31, 2018.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2018 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$3.10	48,387	48,387	9/19/2022
$3.10	462,106	462,106	5/10/2024
$3.10	602,414	602,414	7/25/2024
$3.10	1,064,518	1,064,518	11/8/2024
$2.00	900,000	900,000	4/10/2023
$1.00	4,294,500	4,294,500	7/17/2025
	7,371,925	7,371,925

On July 17, 2018, the Company announced the closing of an underwritten public offering (the “Public Offering”) of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share, and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share. The exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. The exercise price of the warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, dilutive issuances, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. A total of 13,800,000 warrants to purchase 13,800,000 shares of common stock were issued in the Public Offering. As of December 31, 2018, 9,505,500 warrants issued in connection with the Public Offering have been exercised.

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

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of 1 for 10, which became effective January 19, 2018. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options.

At the Company’s Annual Meeting of Shareholders held on June 22, 2018, the shareholders approved an amendment to the Company’s 2012 Incentive Plan solely to increase the shares available for awards thereunder by 1,500,000 shares. The aggregate number of shares of the Company’s common stock currently authorized pursuant to its 2012 Incentive Plan, as amended is 2,250,000 and the Company’s 2012 Incentive Plan, as amended (the “Plan”) continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017).

To date, and after giving effect to the reverse stock split, 240,750 shares have been issued under the 2012 Incentive Plan. As a result of such issuances, and after giving effect to the reverse stock split, as of December 31, 2018 there is currently an aggregate of 2,009,250 shares available for issuance under the 2012 Incentive Plan, of which 1,812,133 shares are covered by outstanding option awards and 197,117 shares are available for future awards under the 2012 Incentive Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options can generally vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2018, and 2017, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2018 and 2017:

	2018	2017

Expected dividend yield	0%	0%
Weighted-average expected volatility	161-163%	143%
Weighted-average risk-free interest rate	2.90% - 3.06%	2.15%
Expected life of options	10 Years	10 Years

Total compensation cost related to stock options was $996,038 and $435,218 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $496,448 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table represents stock option activity as of and for the two years ended December 31, 2018 and 2017, respectively:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2016	162,153	$5.50 – 104.00	$12.80
Forfeited	(7,120)	6.20 – 54.00	16.50
Granted	105,600	3.70	3.70
Outstanding at December 31, 2017	260,633	$3.70 – 104.00	$9.00
Forfeited	(1,500)	104.00	104.00
Granted	1,553,000	0.73 -1.52	0.80
Outstanding at December 31, 2018	1,812,133	$0.73 - 100.00	$1.89
Exercisable at December 31, 2018	1,034,127	$0.73 - 100.00	$2.57

The total grant date fair value of options vested during the years ended December 31, 2018 and 2017 was $652,885 and $445,589, respectively.

9. Exclusive Channel Collaboration Agreements

The Company has the following material Exclusive Channel Collaboration (“ECC”) agreements:

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

10. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2018 and 2017 were $29,946 and $34,097, respectively.

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Current	$—	$—
Deferred	2,492,392	(10,055,163)
Valuation Allowance	(2,492,392)	10,055,163
Total provision for income taxes	$—	$—

At December 31, 2018 and 2017, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforward	$25,628,753	$23,343,153
Accrued vacation	30,051	26,286
Non-qualified stock compensation	566,367	334,655
Restricted stock	(808)	27,877
Total deferred tax assets, net	26,224,363	23,731,971
Less valuation allowance	(26,224,363)	(23,731,971)
Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2018 and 2017:

	2018	2017
Income tax benefit computed at statutory federal rate of 21% and 34%, respectively	$(2,081,970)	$(2,288,791)
State income tax benefits, net of federal expense/benefit	(430,770)	(244,362)
Change in valuation allowance	2,492,392	(10,055,163)
Effect of new tax rate	—	12,461,939
Non-deductible expenses	121,487	126,377
Other	(101,139)	—
Total	$—	$—

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

Accordingly, a valuation allowance of $26,224,363 and $23,731,971 has been provided in the accompanying financial statements as of December 31, 2018 and 2017, respectively. The 2018 net change in valuation allowance related to deferred tax assets was an increase of $2,492,392 primarily relating to net operating loss carryforwards. The 2017 net change in valuation allowance related to deferred tax assets was a decrease of $10,055,163 primarily relating to net operating loss carryforwards and a change in the effective tax rate.

At December 31, 2018, the Company has federal and state tax net operating loss carryforwards of approximately $102,984,000. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. The state tax loss carryforward generated subsequent to December 31, 2017, will expire through 2038, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $2,250,000. The federal tax credit carryforward will expire through 2028, unless previously utilized.

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

For the years ended December 31, 2018 and 2017, the Company incurred $233,944 and $140,313, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2016	$1,875,337
Additions based on tax positions related to the current year	140,313
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—
Balance as of December 31, 2017	$2,015,650
Additions based on tax positions related to the current year	233,944
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—
Balance as of December 31, 2018	$2,249,594

Included in the balance at December 31, 2018 and 2017, are $2,249,594 and $2,015,650, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2018 and 2017 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

12. Commitments and Contingencies

Leases

Lab Facility-Alachua. The Company’s Alachua facility is being leased from a real estate developer for a term of three years under a lease that expired in December 2014. The Company signed a new lease agreement for the same facility with the same real estate developer in July 2014 with an effective date of December 2014 for a five year term. Under the new agreement, the rental payments range from $9,641 per month to $10,851 per month. Total rental expense for the Alachua facility during the year ended December 31, 2018 was approximately $135,000. The lease may be terminated prior to its stated expiration date upon the payment of nine months rent.

Corporate Office-Tampa. In October of 2013, the Company renewed the leased office space for corporate, sales, and marketing personnel located in Tampa, FL. The lease is for approximately 4,168 square feet. The lease period for the office space is for thirty-nine months. Lease payments range from $6,426 per month to $6,818 per month inclusive of insurance, taxes and utilities. The lease expired on February 28, 2017.

In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2020. Rent expense under this lease was approximately $56,000 for the year ended December 31, 2018.

Future annual minimum payments under all non-cancelable operating leases are as follows as of December 31, 2018:

Year ended December 31:
2019	171,804
2020	8,784
Total	$180,588

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

The patent the Company had previously exclusively licensed from UFRF for its Replacement Therapy expired in June 2015 and the resulting license was terminated. The patent the Company exclusively licensed from UFRF for MU1140 expires in July 2019 and the resulting license will be terminated. The product candidate covered by that license is not directly under development.

Texas A&M License Agreement

The Company entered into an exclusive license agreement with Texas A&M University System (College Station, TX) (“Texas A&M”) in December 2011 for access to new homologs of the lantibiotic MU1140 and other lantibiotics with improved pharmacological properties and structural features. Following a review of our research and development activities and a determination to focus our financial resources on our research activities for OG716 and AG013, we provided a notice to Texas A&M of the termination of our license agreement with Texas A&M which took effect in January 2019. We have no further financial obligations to Texas A&M with respect to this license agreement.

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

(i)

a one-time payment of twenty-five million United States dollars ($25,000,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2018.

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

(i)

a one-time payment of twenty-seven million five hundred thousand United States dollars ($27,500,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

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

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2018.

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

	2018
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	2,121,704	2,283,549	2,764,341	2,824,546
Net Loss	(2,119,397)	(2,281,289)	(2,757,835)	(2,755,620)
Net Loss applicable to common shareholders	(2,119,397)	(2,281,289)	(4,169,876)	(2,755,620)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.42)	$(0.38)	$(0.35)	$(0.09)

	2017
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	1,987,656	1,396,759	1,921,520	1,412,383
Profit (Loss) from discontinued operations	(121)	121	-0-	—
Net Loss	(1,982,696)	(1,220,866)	(2,067,230)	(1,460,733)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.40)	$(0.25)	$(0.42)	$(0.30)
Basic and diluted net profit per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

14. Subsequent Events

In January of 2019, the Company issued 12.208 shares of the Company’s Series C Preferred Stock as a dividend to the holder of the Series C Preferred Stock.

On March 25, 2019, the Company announced the closing of an underwritten public offering for gross proceeds of approximately $12.5 million, which included the partial exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

The offering is comprised of 16,666,668 shares of common stock, short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75 per share and accompanying warrants. The Company granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing.

Each short-term warrant has an exercise price of $0.75 per share of common stock, is immediately exercisable, and will expire on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following the Company’s release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and will expire five years following the date of issuance.

The Company intends to use the net proceeds of the offering to fund its AG013 research, clinical trials, pre-clinical development of the lantibiotics program, and for working capital and general corporate purposes.