Form 10-Q
period 2019-03-31
ORAGENICS INC
filed 2019-05-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

813-286-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2019, there were 46,124,803 shares of Common Stock, $.001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OGEN	NYSE American

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,348,925	$20,208,301
Prepaid expenses and other current assets	1,724,078	1,724,975
Total current assets	31,073,003	21,933,276
Property and equipment, net	103,607	116,276
Operating lease right-of-use assets	132,264	—
Total assets	$31,308,874	$22,049,552
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,975,113	$1,043,356
Short-term notes payable	77,525	124,213
Operating lease liabilities	132,465	—
Total current liabilities	2,185,103	1,167,569

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 113.941 and 101.733 Series C shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6,513,396	6,100,182
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,112,303 and 29,433,135 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	46,112	29,433
Additional paid-in capital	137,676,802	126,125,976
Accumulated deficit	(115,112,539)	(111,373,608)
Total shareholders’ equity	29,123,771	20,881,983
Total liabilities and shareholders’ equity	$31,308,874	$22,049,552

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$2,413,762	$1,326,241
General and administrative	980,448	795,463
Total operating expenses	3,394,210	2,121,704
Loss from operations	(3,394,210)	(2,121,704)
Other income (expense):
Interest income	70,090	3,474
Interest expense	(1,297)	(837)
Local business tax	(300)	(330)
Total other income (expense), net	68,493	2,307
Loss before income taxes	(3,325,717)	(2,119,397)
Income tax benefit	-	-
Net loss	$(3,325,717)	$(2,119,397)
Basic and diluted net loss per share	$(0.11)	$(0.42)
Shares used to compute basic and diluted net loss per share	30,552,302	4,991,475

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,325,717)	$(2,119,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,870	7,709
Stock-based compensation expense	145,829	118,324
Stock issued in exchange for services	6,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,585	333,317
Accounts payable and accrued expenses	931,757	293,397
Net cash used in operating activities	(2,210,676)	(1,366,650)
Cash flows from financing activities:
Payments on short-term notes payable	(64,376)	(41,630)
Net proceeds from issuance of common stock and warrants	11,415,676	—
Net cash provided by (used in) financing activities	11,351,300	(41,630)
Net increase (decrease) in cash and cash equivalents	9,140,624	(1,408,280)
Cash and cash equivalents at beginning of period	20,208,301	6,166,143
Cash and cash equivalents at end of period	$29,348,925	$4,757,863
Supplemental disclosure of cash flow information:
Interest paid	$1,297	$4,495
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$17,688	$28,915
Stock dividend on Series C preferred stock	$413,215	$58,670
Par value of common stock issued in connection with Series A Preferred Stock Conversion	—	$259
Value of Series A preferred stock converted into common stock	—	$268,096
Par value of common stock issued in exchange for services	$13	—

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

2. Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2019 and December 31, 2018 (audited) and three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2019. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $3,325,717 and used cash of $2,210,676 in its operating activities during the three months ended March 31, 2019. As of March 31, 2019, the Company had an accumulated deficit of $115,112,539.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at March 31, 2019 will be sufficient to meet the business objectives as presently structured through the fourth quarter of 2020. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

Update 2018-11 Leases (Topic 842) provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting comparative periods presented. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. We implemented this standard on January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

•	We did not reassess whether any expired or existing contracts are or contain leases.
•	We did not reassess the lease classification for any expired or existing leases.
•	We did not reassess initial direct costs for any existing leases.

The standard did not have a material impact on our balance sheets or on our statements of operations. The most significant impact was the recognition of right of use (ROU) assets and lease liabilities for operating leases. We implemented internal controls to enable the preparation of financial information on adoption of the standard. Adoption of the lease standard had no impact to cash provided by or used in operating, financing, or investing activities in the cash flow statements.

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

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this guidance did not have a material impact on the Company’s results of operation, financial position or disclosures.

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2019 that have had, or are expected to have, a material impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are stock based compensation, valuation of warrants, and income tax valuation allowance.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

Stock-Based Compensation

US GAAP requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met. In connection with adopting ASU 2016-09, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2019, the uninsured portion of this balance was $29,098,925. As of December 31, 2018, the uninsured portion of this balance was $19,958,301.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Research and development	$36,303	$8,856
General and administrative	109,526	109,468
Total Stock-based compensation	$145,829	$118,324

At the Company’s Annual Meeting of Shareholders held on June 22, 2018, the shareholders approved an amendment to the Company’s 2012 Incentive Plan solely to increase the shares available for awards thereunder by 1,500,000 shares. The aggregate number of shares of the Company’s common stock currently authorized pursuant to its 2012 Incentive Plan, as amended is 2,250,000 and the Company’s 2012 Incentive Plan, as amended (the “Plan”) continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017). As of March 31, 2019, an aggregate of 1,862,133 shares of common stock are covered by outstanding option awards and 147,117 shares of common stock are available for future awards under the Plan.

The Company granted 50,000 and -0- stock options under its Plan, with a weighted-average grant date fair value of $0.59 and $0.00 per share, during three months ended March 31, 2019 and March 31, 2018, respectively.

During the three months ended March 31, 2019, no stock options previously granted under the Plan have vested, no stock options were forfeited, and no stock options were exercised.

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

The offering was comprised of 16,666,668 shares of common stock, short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75 per share and accompanying warrants. The Company granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing.

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

A summary of warrant activity for the year ended December 31, 2018 and the three months ended March 31, 2019 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2017	2,177,425	$3.10
Granted	14,700,000	1.00
Exercised	(9,505,500)	1.00
Expired	—	—
Balance - December 31, 2018	7,371,925	1.74
Granted	19,166,668	0.83
Exercised	—	—
Expired	—	—
Balance - March 31, 2019	26,538,593	$1.08

The warrants outstanding as of March 31, 2019 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	4,294,500	7/17/2025
$0.75	9,583,334	*
$0.90	9,583,334	3/25/2024
	26,538,593

* The earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following the Company’s release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013.

All outstanding warrants are classified as equity on the Company’s Balance Sheets.

6. Short-Term Notes Payable

As of March 31, 2019 and December 31, 2018, the Company had $77,525 and $124,213, respectively, in short-term notes payable for the financing of various insurance policies.

Products Liability Insurance

On March 10, 2019, the Company entered into a short-term note payable for $17,688 bearing interest at 5.69% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on February 10, 2020.

On March 10, 2018, the Company entered into a short-term note payable for $28,915 bearing interest at 5.09% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 12, 2019.

Directors’ and Officers’ Insurance

On July 24, 2018, the Company entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 25, 2019.

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

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2019.

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

None of the Oral Mucositis ECC milestones had been achieved as of March 31, 2019.

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

Leases

The Company’s Alachua facility is being leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments range from $9,641 per month to $10,851 per month. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

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

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Operating lease right-of-use assets	$132,264

Operating lease liabilities - Short term	132,465
Total operating lease liabilities	$132,465

Weighted Average Remaining Lease Term
Operating leases	Less than 1 year

Weighted Average Discount Rate
Operating leases	4.73%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2019	126,334
2020	8,784
Total	$135,118
Less: Imputed interest	(2,653)
Present value of lease liabilities	$132,465

The cost component of operating leases is as follows:

For the Three Months Ended March 31, 2019
Operating lease cost	49,448
Short-term lease cost	224
Total lease cost	$49,672

Supplemental cash flow information related to operating leases is as follows:

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	49,246

8. Related Party Transactions

During the three months ended March 31, 2019 and March 31, 2018 we paid $39,607 and $78,606 respectively, to Intrexon under the Oral Mucositis and Lantibiotic ECC agreements (See Note 7). Included in accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 was $61,905 and $39,607, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of March 31, 2019 and 2018 Intrexon beneficially owned approximately 3.36% and 29.8% of our outstanding common stock excluding Intrexon’s ownership of our Series C Preferred which has no voting rights. In addition, during the three months ended March 31, 2019 we paid a dividend on Series C Preferred Stock in the form of Series C Preferred Stock, to Intrexon as the sole holder of such preferred stock, pursuant to the terms of such Series C Preferred Stock (See Note 9 Shareholders’ Equity—Preferred Stock).

Dr. Frederick Telling, Chairman and Director, and Dr. Alan Joslyn, Chief Executive Officer and President, participated in the Company’s, March 25, 2019, underwritten public offering, (See Note 9 Shareholders’ Equity—Common Stock), through the purchase of 100,000 shares and 66,667 shares, respectively, of the Company’s common stock and short-term warrants to purchase 50,000 shares and 33,333 shares, and long-term warrants to purchase 50,000 shares and 33,333 shares respectively, of the Company’s common stock. Dr. Telling’s and Dr. Joslyn’s participation in the offering was approved by the Company’s Audit Committee.

9. Shareholders’ Equity

Common Stock

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

Preferred Stock

Series C Non-Voting, Non- Convertible Preferred Stock Financing Intrexon Debt Conversion

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate shall be subject to increase to twenty percent (20%) automatically after May 10, 2019. In January of 2019 we issued 12.208 shares of the Company’s Series C Preferred Stock as a dividend to the holder of the Series C Preferred Stock.

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

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. The study is a double blind, placebo controlled, evaluation of daily AG013, administered three times a day, oral rinse for the duration of the cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The primary endpoint is a reduction, compared to the placebo, in the number of days of severe oral mucositis. In addition, a number of secondary endpoints are being evaluated. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the

Phase 2 study with AG013 in the United States in 2017 with the expectation that we would expand the trial into Europe in 2018 upon sufficient financing being available to us. The Phase 2 trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients will be randomized in a 1:1 ratio to receive either a placebo or AG013. The clinical trial will be conducted at between 50 - 75 clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy, safety and tolerability of topically administered AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

We completed enrollment of the interim analysis cohort, which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblinded safety evaluation, of which 10 received AG013. We announced positive results from our interim safety analysis in May, 2018, which was requested by the FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. The study provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general population.

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

Following the clearance in May 2018, by the DSMB, we proceeded with patient enrollment for our AG013 clinical trial. We recently determined to expand the number of clinical sites we would conduct our trials in an attempt to accelerate enrollment. The expansion of the number of clinical sites at which we would conduct our clinical trials is expected to add to our clinical trial costs. On October 15, 2018, we received clearance from the Belgian Health Authority to activate the patient enrollment process in Belgium followed by Health Authority approvals in the United Kingdom and Germany in November 2018. On March 15, 2019, we announced we had enrolled the 60th patient into our study. We expect to report top-line results of the completed Phase 2 trial in early 2020.

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

Recent Developments

Completion of Underwritten Public Offering. On March 25, 2019, we announced the closing of an underwritten public offering for gross proceeds of approximately $12.5 million, which included the partial exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses. The offering is comprised of 16,666,668 shares of common stock, short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75 per share and accompanying warrants. We granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock the public offering price, less underwriting discounts and commissions. The underwriter exercised its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing. Each short-term warrant has an exercise price of $0.75 per share of common stock, is immediately exercisable, and will expire on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following our release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and will expire five years following the date of issuance. Following the consummation of our underwritten public offering on March 25, 2019, and excluding certain offering expenses, we had approximately $29.8 million in cash available to fund our AG013 research, clinical trials, pre-clinical development of the lantibiotics program, and for working capital and general corporate purposes.

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

As of March 31, 2019, we had an accumulated deficit of $115,112,539 and we have yet to achieve profitability. We incurred net losses of $3,325,717and $2,119,397 for the three months ended March 31, 2019 and March 31, 2018, respectively, and $11,326,182 and $6,731,525 for the years ended December 31, 2018 and 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. Our net revenues were $0 and $0 for the three months ended March 31, 2019 and 2018, respectively, and $0 and $0, for the years ended December 31, 2018 and 2017, respectively.

Financial Overview

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

Our research and development expenses were $2,413,762 and $1,326,241 for the three months ended March 31, 2019 and 2018, respectively.

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

Income Taxes

As of December 31, 2018, we have federal and state tax net operating loss carryforwards of approximately $102,984,000. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. The state tax loss carryforward generated subsequent to December 31, 2017, will expire through 2038, unless previously utilized. We also have federal research and development tax credit carryforwards of approximately $2,250,000. The federal tax credit carryforward will expire through 2028, unless previously utilized.

Pursuant to Internal Revenue Service Code Sections 382 and 383, use of our net operating losses and credit carryforwards are limited due to a cumulative change in ownership of more than 50% that occurred in 2009 and in 2013. As a result of these 50% changes in ownership, the annual amount of pre-change net operating losses that may be used in periods subsequent to the change in ownership is approximately $417,000 for losses incurred through June 2009, and $3,540,000 for losses incurred through December 2013. The impact of this limitation is factored into management’s valuation allowance placed against our deferred tax assets. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Research and Development. Research and development expenses were $2,413,762 for the three months ended March 31, 2019 compared to $1,326,241 for the three months ended March 31, 2018, an increase of $1,087,521 or 82.0%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate of $1,082,445.

General and Administrative. General and administrative expenses were $980,448 for the three months ended March 31, 2019 compared to $795,463 for three months ended March 31, 2018, an increase of $184,985 or 23.3%. This increase was primarily due to increases in consulting, stock-based compensation, insurance, and salary costs of $98,301, $52,258, $43,752, and $13,294, respectively. This increase was partially offset by a decrease in non-employee stock-based compensation costs of $52,200.

Other Income. Other income, net was $68,493 for the three months ended March 31, 2019 compared to $2,307 for the three months ended March 31, 2018, resulting in an increase of $66,186. The net change was primarily attributable to an increase in interest income of $66,616.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2019 and March 31, 2018, our operating activities used cash of $2,210,676 and $1,366,650, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $28,887,900 and $20,765,707 at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and March 31, 2018, our financing activities provided or (used) cash of $11,351,300 and $(41,630), respectively. The cash provided or (used) by financing activities during the three months ended March 31, 2019 and March 31, 2018 was primarily due to the recent consummation of a public offering and reductions in short term notes payable.

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

The March 25, 2019 Underwritten Public Offering.

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

On March 10, 2019, we entered into a short-term note payable for $17,688 bearing interest at 5.69% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over a 11-month period with the final payment being due on February 10, 2020.

On July 24, 2018, we entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 25, 2019.

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

Future Capital Requirements

Our capital requirements for the remainder of 2019 and for 2020 will depend on numerous factors, including the progress of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to our pending clinical trials research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are anticipated milestone payments, stock-based compensation, valuation of warrants, and income tax valuation allowance. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2019.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2019 that have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on March 29, 2019. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $3.3 million and $2.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively, and approximately $11.3 million and $6.7 million for the years ended December 31, 2018, and 2017, respectively. As of March 31, 2019 our accumulated deficit was approximately $115.1 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of March 31, 2019, together with our recently completed underwritten public offering of our equity securities and warrant exercises, will be sufficient to fund our operations as presently structured through the fourth quarter of 2020. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates and the redemption of outstanding preferred stock. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. Had we been unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand, inclusive of the net proceeds we received from our March 25, 2019 underwritten public offering, without additional financing through the fourth quarter of 2020. Absent sufficient additional financing, we may be unable to remain a going concern.

Risks Related to Our Common Stock

The conversion of our Series A Preferred Stock, Series B Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock, Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of March 31, 2019 on a post reverse split basis, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock.

In addition to our outstanding shares of preferred stock, as of March 31, 2019, there were currently outstanding warrants to purchase 26,538,593 shares of our common stock, inclusive of warrants to purchase 19,166,668 shares of common stock issued in connection our recent underwritten public offering which closed on March 25, 2019. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders and we recently completed an underwritten public offering which resulted in a significant increase in our outstanding shares.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued a total of 16,666,668 shares of common stock, short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock in our recent underwritten public offering that closed on March 25, 2019.

As a result, our outstanding shares of common stock has increased significantly from 29,433,135 shares as of December 31, 2018 to 46,112,303 shares as of March 31, 2019.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) We issued the following unregistered securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4 (2).

On January 31, 2019 we paid a dividend on our Series C Preferred Stock to Intrexon of 12.208 shares of the Company’s Series C Preferred Stock for the 2018 fiscal year the Series C Preferred Stock was outstanding.

On February 1, 2019, the Company issued 12,500 shares of its common stock as partial consideration to CorProminence, LLC, for the acquisition of certain services.

On May 1, 2019, the Company issued 12,500 shares of its common stock as partial consideration to CorProminence, LLC, for the acquisition of certain services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

1.1	Underwriting Agreement dated March 21, 2019.	8-K	001-32188	1.1	3/25/19

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Form of Series 1 Warrant	8-K	001-32188	4.1	3/25/19

4.2	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2019.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer