Form 10-Q
period 2019-06-30
ORAGENICS INC
filed 2019-08-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 12, 2019, there were 46,124,803 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,719,626	$20,208,301
Prepaid expenses and other current assets	355,413	1,724,975
Total current assets	26,075,039	21,933,276
Property and equipment, net	101,585	116,276
Operating lease right-of-use assets	756,337	—
Total assets	$26,932,961	$22,049,552
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,741,051	$1,043,356
Short-term notes payable	12,526	124,213
Operating lease liabilities	140,327	—
Total current liabilities	1,893,904	1,167,569

Long-term liabilities:
Operating lease liabilities	616,157	—
Total long-term liabilities	616,157	—

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 113.941 and 101.733 Series C shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6,513,396	6,100,182
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,124,803 and 29,433,135 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	46,125	29,433
Additional paid-in capital	137,782,378	126,125,976
Accumulated deficit	(119,918,999)	(111,373,608)
Total shareholders’ equity	24,422,900	20,881,983
Total liabilities and shareholders’ equity	$26,932,961	$22,049,552

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,879,146	$1,271,542	$6,292,908	$2,597,783
General and administrative	1,025,708	1,012,007	2,006,156	1,807,470
Total operating expenses	4,904,854	2,283,549	8,299,064	4,405,253
Loss from operations	(4,904,854)	(2,283,549)	(8,299,064)	(4,405,253)
Other income (expense):
Interest income	99,427	3,254	169,517	6,728
Interest expense	(733)	(664)	(2,030)	(1,501)
Local business tax	(300)	(330)	(600)	(660)
Total other income, net	98,394	2,260	166,887	4,567
Loss before income taxes	(4,806,460)	(2,281,289)	(8,132,177)	(4,400,686)
Income tax benefit	—	—	—	—
Net loss	$(4,806,460)	$(2,281,289)	$(8,132,177)	$(4,400,686)
Basic and diluted net loss per share	$(0.10)	$(0.38)	$(0.21)	$(0.80)
Shares used to compute basic and diluted net loss per share	46,120,545	6,028,701	38,330,274	5,509,741

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,132,177)	$(4,400,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,192	11,016
Stock issued as compensation to non-employee directors	—	24,320
Stock-based compensation expense	310,417	200,310
Stock issued in exchange for services	12,001	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,387,250	(201,496)
Accounts payable and accrued expenses	697,695	719,077
Net cash used in operating activities	(5,698,622)	(3,647,459)
Cash flows from investing activities:
Purchase of property and equipment	(11,354)	—
Net cash used in investing activities	(11,354)	—
Cash flows from financing activities:
Payments on short-term notes payable	(129,375)	(88,481)
Net proceeds from issuance of common stock and warrants	11,350,676	1,510,327
Net cash provided by financing activities	11,221,301	1,421,846
Net increase (decrease) in cash and cash equivalents	5,511,325	(2,225,613)
Cash and cash equivalents at beginning of period	20,208,301	6,166,143
Cash and cash equivalents at end of period	$25,719,626	$3,940,530
Supplemental disclosure of cash flow information:
Interest paid	$2,045	$1,501
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$17,688	$28,915
Par value of restricted stock issued	—	$16
Stock dividend on Series C preferred stock	$413,215	$58,670
Par value of common stock issued in connection with Series A Preferred Stock Conversion	—	$259
Value of Series A preferred stock converted into common stock	—	$268,096
Par value of common stock issued in exchange for services	$25	—

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996. We are focused on becoming a leader in developing novel antibiotics against infectious disease and on developing effective treatments for oral mucositis.

2. Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2019 and December 31, 2018 (audited) and three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $8,132,177 and used cash of $5,698,622 in its operating activities during the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $119,918,999.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at June 30, 2019 will be sufficient to meet the business objectives, as presently structured, through the fourth quarter of 2020. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed, or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs, and forego future development and other opportunities.

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

There are no additional accounting pronouncements issued or effective during the three and six months ended June 30, 2019 that have had, or are expected to have, a material impact on our financial statements.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to the Company. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

Stock-Based Compensation

US GAAP requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to the Company, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met. In connection with adopting ASU 2016-09, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2019 and December 31, 2018, the uninsured portion of this balance was $25,469,626 and $19,958,301, respectively.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Research and development	$35,784	$9,192	$72,087	$18,048
General and administrative	128,804	97,114	238,330	206,582
Total Stock-based compensation	$164,588	$106,306	$310,417	$224,630

At the Company’s Annual Meeting of Shareholders, held on June 20, 2019, the shareholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) solely to increase the common shares available for awards thereunder by an additional 6,000,000 shares and ratified an amendment approved by shareholders at the prior year’s annual meeting to increase the shares available under the Plan by 1,500,000 shares. The aggregate number of shares of the Company’s common stock currently authorized pursuant to its Plan, as amended, is 8,250,000 and the Company’s Plan, as amended continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017). As of June 30, 2019, an aggregate of 2,488,293 shares of common stock are covered by outstanding option awards and 5,520,957 shares of common stock are available for future awards under the Plan.

The Company granted 626,160 and 676,160 stock options under its Plan, with a weighted-average grant date fair value of $0.48 and $0.49 per share, during the three and six months ended June 30, 2019. The Company granted 128,000 and 128,000 stock options under its Plan, with a weighted-average grant date fair value of $1.52 and $1.52 per share, during the three and six months ended June 30, 2018.

During the six months ended June 30, 2019, 144,534 stock options previously granted under the Plan have vested, no stock options were forfeited, and no stock options were exercised.

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

The offering was comprised of 16,666,668 shares of common stock, together with short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75. The Company granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing.

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

A summary of warrant activity for the year ended December 31, 2018 and the six months ended June 30, 2019 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2017	2,177,425	$3.10
Granted	14,700,000	1.00
Exercised	(9,505,500)	1.00
Expired	—	—
Balance - December 31, 2018	7,371,925	1.74
Granted	19,166,668	0.83
Exercised	—	—
Expired	—	—
Balance - June 30, 2019	26,538,593	$1.08

The warrants outstanding as of June 30, 2019 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	4,294,500	7/17/2025
$0.75	9,583,334	9/25/2020*
$0.90	9,583,334	3/25/2024
	26,538,593

* Subject to termination prior to the indicated date following the Company’s release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013 plus twenty-one (21) trading days.

All outstanding warrants are classified as equity on the Company’s Balance Sheets.

6. Short-Term Notes Payable

As of June 30, 2019 and December 31, 2018, the Company had $12,526 and $124,213, respectively, in short-term notes payable for the financing of various insurance policies.

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

Directors’ and Officers’ Insurance

On July 24, 2018, the Company entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 27, 2019.

7. Commitments and Contingencies

In June 2012, we entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation (“Intrexon”) for the development and commercialization of the native strain of MU1140 and related homologs using Intrexon’s advanced transgene and cell engineering platforms (the “Lantibiotic ECC”). In June of 2015, we also entered into an Exclusive Channel Collaboration Agreement with Intrexon and Intrexon Actobiotics NV, (a wholly-owned subsidiary of Intrexon), for the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer which was assigned by Intrexon to its wholly owned subsidiary, ActoBio Therapeutics, Inc. (the “Oral Mucositis ECC”). Intrexon Corporation together with its wholly owned subsidiaries are hereinafter collectively referred to as “Intrexon.”

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

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2019.

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

None of the Oral Mucositis ECC milestones had been achieved as of June 30, 2019.

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

Leases

The Company’s Alachua facility is being leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments range from $9,641 per month to $10,851 per month. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

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

Supplemental balance sheet information related to leases is as follows:

June 30, 2019
Operating lease right-of-use assets	$756,337

Operating lease liabilities - Short term	$140,327
Operating lease liabilities - Long term	616,157
Total operating lease liabilities	$756,484

Weighted Average Remaining Lease Term In Years
Operating leases	4.22

Weighted Average Discount Rate
Operating leases	5.65%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2019	$93,476
2020	163,224
2021	154,908
2022	160,056
2023	160,056
2024	146,717
Total	$878,437
Less: Imputed interest	(121,953)
Present value of lease liabilities	$756,484

The cost component of operating leases is as follows:

For the Six Months Ended June 30, 2019
Operating lease cost	$99,320
Short-term lease cost	3,822
Total lease cost	$103,142

Supplemental cash flow information related to operating leases is as follows:

For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99,467

8. Related Party Transactions

During the three and six months ended June 30, 2019, we paid $77,704 and $117,311; and during the three and six months ended June 30, 2018, we paid $89,216 and $159,233, respectively, to Intrexon under the Oral Mucositis ECC and Lantibiotic ECC agreements (See Note 7). Included in accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 was $47,448 and $39,607, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of June 30, 2019 and 2018 Intrexon beneficially owned approximately 3.36% and 25.4% of our outstanding common stock excluding Intrexon’s ownership of our Series C Preferred which has no voting rights. In addition, during the first quarter of 2019, we paid a dividend on Series C Preferred Stock in the form of Series C Preferred Stock, to Intrexon as the sole holder of such preferred stock, pursuant to the terms of such Series C Preferred Stock (See Note 9 Shareholders’ Equity—Preferred Stock).

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

Closing of Underwritten Public Offering

On March 25, 2019, the Company announced the closing of an underwritten public offering for gross proceeds of approximately $12.5 million, which included the partial exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

The offering was comprised of 16,666,668 shares of common stock, together with short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75. The Company granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter did not exercise its option to purchase additional shares of common stock, however the underwriter exercised its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing.

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

Other Share Issuance

On February 1, 2019, and May 1, 2019, respectively, the Company issued 12,500 shares of its common stock as partial consideration for the acquisition of certain services.

Preferred Stock

Series C Non-Voting, Non- Convertible Preferred Stock Financing Intrexon Debt Conversion

Each issued and outstanding share of Series C Preferred Stock entitled the holder of record, Intrexon, to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate was automatically increased to twenty percent (20%) after May 10, 2019. In January of 2019 we issued 12.208 shares of the Company’s Series C Preferred Stock as a dividend to Intrexon, as the holder of the Series C Preferred Stock.

Changes In Shareholders’ Equity

A summary of the changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018 is as follows:

	Common Stock		Preferred Stock		Additional		Total
					Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	29,433,135	$29,433	16,017,101.733	$6,100,182	$126,125,976	$(111,373,608)	$20,881,983
Compensation expense relating to option issuances	—	—	—	—	145,829	—	145,829
Issuance of common stock - shelf takedown, net of expenses	16,666,668	16,667	—	—	11,399,009	—	11,415,676
Issuance of common stock in exchange for services	12,500	12	—	—	5,988	—	6,000
Series C dividend	—	—	12.208	413,214	—	(413,214)	—
Net loss	—	—	—	—	—	(3,325,717)	(3,325,717)
Balances at March 31, 2019	46,112,303	$46,112	16,017,113.941	$6,513,396	$137,676,802	$(115,112,539)	$29,123,771
Compensation expense relating to option issuances	—	—	—	—	164,588	—	164,588
Issuance of common stock - shelf takedown, net of expenses	—	—	—	—	(65,000)	—	(65,000)
Issuance of common stock in exchange for services	12,500	13	—	—	5,988	—	6,001
Net loss	—	—	—	—	—	(4,806,460)	(4,806,460)
Balances at June 30, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$137,782,378	$(119,918,999)	$24,422,900

	Common Stock		Preferred Stock		Additional		Total
					Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2017	4,928,335	$4,928	18,600,100.000	$6,309,608	$101,402,570	$(101,400,797)	$6,316,309
Compensation expense relating to option issuances	—	—	—	—	118,324	—	118,324
Conversion of Series A preferred stock to common stock	258,300	259	(2,583,000)	(268,096)	267,837	—	—
Series C dividend	—	—	1.733	58,670	—	(58,670)	—
Net loss	—	—	—	—	—	(2,119,397)	(2,119,397)
Balances at March 31, 2018	5,186,635	$5,187	16,017,101.7330	$6,100,182	$101,788,731	$(103,578,864)	$4,315,236
Compensation expense relating to option issuances	—	—	—	—	81,986	—	81,986
Issuance of common stock - shelf takedown, net of expenses	900,000	900	—	—	1,509,427	—	1,510,327
Issuance of restricted common stock	16,000	16	—	—	24,304	—	24,320
Net loss	—	—	—	—	—	(2,281,289)	(2,281,289)
Balances at June 30, 2018	6,102,635	$6,103	16,017,101.733	$6,100,182	$103,404,448	$(105,860,153)	$3,650,580

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse. During the first quarter of 2016, we also conducted a confirmatory animal study on AG013.

AG013 has been granted Orphan Drug status in the European Union. In November of 2016, the United States Food and Drug Administration (the “FDA”) granted Fast Track designation for AG013, and we believe it may be eligible for Biologic License Application (“BLA”) exclusivity as well. The FDA’s fast track therapy designation program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for those conditions. Under this program, FDA can, for example, review portions of a New Drug Application or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time.

We have developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we would expand the trial into Europe in 2018. The Phase 2 trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients will be randomized in a 1:1 ratio to receive either a placebo or AG013. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The clinical trial will be conducted at between 50 - 75 clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy, safety and tolerability of topically administered AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

An interim safety analysis was requested by the FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. We completed enrollment of the interim safety analysis cohort, which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblinded safety evaluation, of which 10 received AG013. We announced positive results from our interim safety analysis in May, 2018. The study provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general population.

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

Following the clearance in May 2018, by the DSMB, we proceeded with patient enrollment for our AG013 clinical trial in the United States and we actively worked to expand the number of clinical sites in order to accelerate the pace of patient enrollment. On October 15, 2018, we received clearance from the Belgian Health Authority to activate the patient enrollment process in Belgium followed by Health Authority approvals in the United Kingdom and Germany in November 2018. As a result, we incurred additional clinical trial costs, but we have significantly improved the pace of our patient enrollment. We further expect the rate of patient enrollment to approximate between 15-25 patients per month following the completion of our site activation activities where we expect to have 59 clinical sites in 4 countries actively screening patients for inclusion in the clinical trial. The number of patients enrolled in the trial has increased from a previously reported total of 60 patients in March of 2019, to a current total of 126 patients of the contemplated 200 patients. We continue to anticipate completing the enrollment portion of the trial in the fourth quarter of 2019 with the top line results from the trial being released in early 2020.

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

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect the IND for a first-in-human clinical study of OG716 to be filed with the FDA following our completion of the requisite studies, which we expect to commence during the remainder of 2019.

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

Recent Developments

Amended our 2012 Equity Incentive Plan. On June 20, 2019, our shareholders approved an amendment to our 2012 Equity Incentive Plan (the “Plan”) to increase the number of authorized shares of our common stock from 2,250,000 shares to 8,250,000 shares. The purpose of the increase in the number of authorized common shares available under the Plan was to provide flexibility in connection with making awards, which is vital to our ability to attract and retain outstanding and highly skilled individuals in the extremely competitive labor markets in which we must compete.

Completion of Underwritten Public Offering. On March 25, 2019, we announced the closing of an underwritten public offering for gross proceeds of approximately $12.5 million, which included the partial exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 16,666,668 shares of common stock, short-term warrants to purchase up to 8,333,334 shares of common stock, and long-term warrants to purchase up to 8,333,334 shares of common stock, at a price to the public of $0.75 per share and accompanying warrants. We granted the underwriter a 30-day option to purchase up to 2,500,000 additional shares of common stock and/or short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock the public offering price, less underwriting discounts and commissions. The underwriter did not exercise its option to purchase additional shares of common stock, however the underwriter did exercise its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing. Each short-term warrant has an exercise price of $0.75 per share of common stock, is immediately exercisable, and will expire on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following our release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and will expire five years following the date of issuance. We intend to use available cash to fund our AG013 research, clinical trials, pre-clinical development of the lantibiotics program, and for working capital and general corporate purposes.

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

As of June 30, 2019, we had an accumulated deficit of $119,918,999 and we have yet to achieve profitability. We incurred net losses of $8,132,177 and $4,400,686 for the six months ended June 30, 2019 and June 30, 2018, respectively, and $11,326,182 and $6,731,525 for the years ended December 31, 2018 and 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. Our net revenues were $0 and $0 for the three and six months ended June 30, 2019 and 2018, respectively, and $0 and $0, for the years ended December 31, 2018 and 2017, respectively.

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

Our research and development expenses were $6,292,908 and $2,597,783 for the six months ended June 30, 2019 and 2018, respectively.

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

Income Taxes

As of December 31, 2018, we have federal and state tax net operating loss carryforwards of approximately $102,984,000. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. The state tax loss carryforwards generated subsequent to December 31, 2017, will expire through 2038, unless previously utilized. We also have federal research and development tax credit carryforwards of approximately $2,250,000. The federal tax credit carryforwards will expire through 2028, unless previously utilized.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Research and Development. Research and development expenses were $3,879,146 for the three months ended June 30, 2019 compared to $1,271,542 for the three months ended June 30, 2018, an increase of $2,607,604 or 205.1%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate, salary, consulting, and stock-based compensation costs of $2,522,455, $36,912, $29,033, and $26,591, respectively. This increase was partially offset by a decrease in bonus costs of $25,000.

General and Administrative. General and administrative expenses were $1,025,708 for the three months ended June 30, 2019 compared to $1,012,007 for three months ended June 30, 2018, an increase of $13,701 or 1.4%. This increase was primarily due to increases in stock-based compensation, consulting, travel and entertainment, salary, insurance, depreciation, filing fees, and benefits costs of $67,557, $67,169, $32,478, $25,998, $21,499, $10,069, $9,359, and $8,448, respectively. This increase was partially offset by decreases in bonus, non-employee stock-based compensation costs, and legal costs of $163,655, $35,866, and $27,849, respectively.

Other Income. Other income, net was $98,394 for the three months ended June 30, 2019 compared to $2,260 for the three months ended June 30, 2018, resulting in an increase of $96,134. The net change was primarily attributable to an increase in interest income of $96,173.

Results of Operations for the Six Months Ended June 30,
2019 and 2018

Research and Development. Research and development expenses were $6,292,908 for the six months ended June 30, 2019 compared to $2,597,783 for the six months ended June 30, 2018, an increase of $3,695,125 or 142.2%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate, stock-based compensation, salary, consulting, and patent costs of $3,604,901, $54,039, $42,157, $39,583, and $28,196, respectively. This increase was partially offset by a decrease in bonus costs of $25,000.

General and Administrative. General and administrative expenses were $2,006,156 for the six months ended June 30, 2019 compared to $1,807,470 for six months ended June 30, 2018, an increase of $198,686 or 11.0%. This increase was primarily due to increases in consulting, stock-based compensation, insurance, filing fees, salary, travel and entertainment, and depreciation costs of $165,470, $119,814, $65,251, $43,630, $39,292, $32,588, and $15,029, respectively. This increase was partially offset by decreases in bonus, non-employee stock-based compensation costs, and legal costs of $163,655, $88,066, and $43,237, respectively.

Other Income. Other income, net was $166,887 for the six months ended June 30, 2019 compared to $4,567 for the six months ended June 30, 2018, resulting in an increase of $162,320. The net change was primarily attributable to an increase in interest income of $162,789.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2019 and June 30, 2018, our operating activities used cash of $5,698,622 and $3,647,459, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $24,181,135 and $20,765,707 at June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019 and June 30, 2018, our investing activities used cash of $11,354 and $-0-, respectively.

During the six months ended June 30, 2019 and June 30, 2018, our financing activities provided cash of $11,221,301 and $1,421,846, respectively. The cash provided by financing activities during the six months ended June 30, 2019 and June 30, 2018 was primarily due to the proceeds from the sale of common stock and warrants and reductions in short term notes payable.

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

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. Pursuant to the terms of the Series C Preferred Stock, the Initial Rate increased to twenty percent (20%) automatically, on May 10, 2019 and such rate is applicable to periods after that date. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Intrexon of 1.733 additional shares of Series C Preferred Stock for the portion of the 2017 fiscal year the Series C Preferred Stock was outstanding. On January 31, 2019 we paid a dividend on our Series C Preferred Stock to Intrexon of 12.208 additional shares of Series C Preferred Stock for the 2018 fiscal year the Series C Preferred Stock was outstanding.

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

At the closing of this underwritten public offering, a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and warrants to acquire 13,800,000 shares of common stock were issued inclusive of the underwriter’s exercise of their over-allotment option to purchase 1,800,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock at $1.00 per share.

Since the closing of this underwritten public offering all of the shares of Series D Preferred Stock that were issued have been converted into shares of our common stock in accordance with the terms for conversion and 9,505,500 warrants were exercised for cash generating approximately $9.5 million in proceeds to us.

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

The underwriter did not exercise its option to purchase additional shares of common stock, however the underwriter did exercise its option to purchase the short-term warrants to purchase 1,250,000 shares of common stock and long-term warrants to purchase 1,250,000 shares of common stock effective as of the closing. Each short-term warrant has an exercise price of $0.75 per share of common stock, is immediately exercisable, and will expire on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following our release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and will expire five years following the date of issuance.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

Products Liability Insurance

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

Directors’ and Officers’ Insurance

On July 24, 2018, we entered into a short-term note payable for $215,575 bearing interest at 5.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2018 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 27, 2019.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, and income tax valuation allowance. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2019.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and six months ended June 30, 2019 that have had or are expected to have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $8.1 million and $4.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively, and approximately $11.3 million and $6.7 million for the years ended December 31, 2018, and 2017, respectively. As of June 30, 2019 our accumulated deficit was approximately $119.9 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of June 30, 2019, together with our recently completed underwritten public offering of our equity securities and warrant exercises, will be sufficient to fund our operations as presently structured through the fourth quarter of 2020. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates and the redemption of outstanding preferred stock. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. Had we been unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts would be sufficient to allow for the removal of this going concern qualification, we would have needed to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand, inclusive of the net proceeds we received from our March 25, 2019 underwritten public offering, without additional financing through the fourth quarter of 2020. Absent sufficient additional financing, we may be unable to remain a going concern.

Risks Related to Our Common Stock

The conversion of our Series A Preferred Stock, Series B Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of June 30, 2019 on a post reverse split basis, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock.

In addition to our outstanding shares of preferred stock, as of June 30, 2019, there were currently outstanding warrants to purchase 26,538,593 shares of our common stock, inclusive of warrants to purchase 19,166,668 shares of common stock issued in connection our recent underwritten public offering which closed on March 25, 2019. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The Holder of Our Series C Preferred Stock (Intrexon) continues to receive dividends in additional shares of Series C Preferred Stock.

Each issued and outstanding share of Series C Preferred Stock entitled the holder of record (Intrexon) to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year. Such Initial Rate was automatically increased to a rate of twenty percent (20%), effective May 10, 2019, for periods after such date.

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

As a result, our outstanding shares of common stock has increased significantly from 29,433,135 shares as of December 31, 2018 to 46,124,803 shares as of June 30, 2019.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2019.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer