Form 10-Q
period 2019-09-30
ORAGENICS INC
filed 2019-11-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 8, 2019, there were 46,124,803 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,291,924	$20,208,301
Prepaid expenses and other current assets	555,465	1,724,975
Total current assets	22,847,389	21,933,276
Property and equipment, net	89,651	116,276
Operating lease right-of-use assets	714,925	—
Total assets	$23,651,965	$22,049,552
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,894,730	$1,043,356
Short-term notes payable	217,419	124,213
Operating lease liabilities	135,120	—
Total current liabilities	2,247,269	1,167,569

Long-term liabilities:
Operating lease liabilities	586,170	—
Total long-term liabilities	586,170	—

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 113.941 and 101.733 Series C shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,513,396	6,100,182
Common stock, $0.001 par value; 200,000,000 shares authorized; 46,124,803 and 29,433,135 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	46,125	29,433
Additional paid-in capital	138,014,553	126,125,976
Accumulated deficit	(123,755,548)	(111,373,608)
Total shareholders’ equity	20,818,526	20,881,983
Total liabilities and shareholders’ equity	$23,651,965	$22,049,552

See accompanying notes.

Oragenics, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,067,612	$1,580,511	$9,360,520	$4,178,294
General and administrative	852,841	1,183,830	2,858,997	2,991,300
Total operating expenses	3,920,453	2,764,341	12,219,517	7,169,594
Loss from operations	(3,920,453)	(2,764,341)	(12,219,517)	(7,169,594)
Other income (expense):
Interest income	86,705	9,066	256,222	15,794
Interest expense	(2,501)	(2,142)	(4,531)	(3,643)
Local business tax	(300)	(418)	(900)	(1,078)
Total other income, net	83,904	6,506	250,791	11,073
Loss before income taxes	(3,836,549)	(2,757,835)	(11,968,726)	(7,158,521)
Income tax benefit	—	—	—	—
Net loss	$(3,836,549)	$(2,757,835)	$(11,968,726)	$(7,158,521)
Deemed dividend of Series D preferred stock	$—	$(1,412,041)	$—	$(1,412,041)
Net loss applicable to common shareholders	$(3,836,549)	$(4,169,876)	$(11,968,726)	$(8,570,562)
Basic and diluted net loss per share	$(0.08)	$(0.35)	$(0.29)	$(1.12)
Shares used to compute basic and diluted net loss per share	46,124,803	11,937,624	40,989,592	7,656,670

See accompanying notes.

Oragenics, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,968,726)	$(7,158,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,344	18,393
Stock issued as compensation to non-employee directors	—	24,320
Stock-based compensation expense	542,592	848,612
Stock issued in exchange for services	12,001	6,001
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,442,087	(389,191)
Accounts payable and accrued expenses	851,374	548,510
Net cash used in operating activities	(9,076,328)	(6,101,876)
Cash flows from investing activities:
Purchase of property and equipment	(11,354)	(60,242)
Net cash used in investing activities	(11,354)	(60,242)
Cash flows from financing activities:
Payments on short-term notes payable	(179,371)	(134,561)
Net proceeds from issuance of common stock and warrants	11,350,676	1,510,327
Net proceeds from issuance of common stock, convertible preferred stock, and warrants	—	12,431,627
Net cash provided by financing activities	11,171,305	13,807,393
Net increase in cash and cash equivalents	2,083,623	7,645,275
Cash and cash equivalents at beginning of period	20,208,301	6,166,143
Cash and cash equivalents at end of period	$22,291,924	$13,811,418
Supplemental disclosure of cash flow information:
Interest paid	$4,531	$3,643
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$272,577	$244,490
Par value of restricted stock issued	—	$16
Stock dividend on Series C preferred stock	$413,215	$58,670
Par value of common stock issued in connection with Series A Preferred Stock Conversion	$—	$259
Value of Series A preferred stock converted into common stock	$—	$268,096
Par value of common stock issued in connection with Series D Preferred Stock Conversion	$—	$7,868
Deemed dividend on Series D preferred stock	$—	$1,412,041
Par value of common stock issued in exchange for services	$25	$13
Conversion of Series D preferred stock into common stock	$—	$3,750,920

See accompanying notes.

Oragenics, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996. We are focused on becoming a leader in developing novel antibiotics against infectious disease and on developing effective treatments for oral mucositis.

2. Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2019 and December 31, 2018 (audited) and three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $11,968,726 and used cash of $9,076,328 in its operating activities during the nine months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $123,755,548.

The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at September 30, 2019 will be sufficient to meet the business objectives, as presently structured, through the fourth quarter of 2020. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

Update 2018-11 Leases (Topic 842) provides entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting comparative periods presented. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840). An entity electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. We implemented this standard on January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard:

●	We did not reassess whether any expired or existing contracts are or contain leases.
●	We did not reassess the lease classification for any expired or existing leases.
●	We did not reassess initial direct costs for any existing leases.

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

There are no additional accounting pronouncements issued or effective during the three and nine months ended September 30, 2019 that have had, or are expected to have, a material impact on our financial statements.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2019 and December 31, 2018, the uninsured portion of this balance was $22,041,924 and $19,958,301, respectively.

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Research and development	$20,416	$73,463	$92,503	$91,511
General and administrative	211,759	574,839	450,089	781,421
Total Stock-based compensation	$232,175	$648,302	$542,592	$872,932

At the Company’s Annual Meeting of Shareholders, held on June 20, 2019, the shareholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) solely to increase the common shares available for awards thereunder by an additional 6,000,000 shares and ratified an amendment approved by shareholders at the prior year’s annual meeting to increase the shares available under the Plan by 1,500,000 shares. The aggregate number of shares of the Company’s common stock currently authorized pursuant to its Plan, as amended, is 8,250,000 and the Company’s Plan, as amended continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017). As of September 30, 2019, an aggregate of 2,488,293 shares of common stock are covered by outstanding option awards and 5,520,957 shares of common stock are available for future awards under the Plan.

The Company granted -0- and 676,160 stock options under its Plan, with a weighted-average grant date fair value of $-0- and $0.49 per share, during the three and nine months ended September 30, 2019, respectively. The Company granted 1,425,000 and 1,533,000 stock options under its Plan, with a weighted-average grant date fair value of $0.72 and $0.79 per share, during the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2019, 609,406 stock options previously granted under the Plan vested, no stock options were forfeited, and no stock options were exercised.

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

A summary of warrant activity for the year ended December 31, 2018 and the nine months ended September 30, 2019 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2017	2,177,425	$3.10
Granted	14,700,000	1.00
Exercised	(9,505,500)	1.00
Expired	—	—
Balance - December 31, 2018	7,371,925	1.74
Granted	19,166,668	0.83
Exercised	—	—
Expired	—	—
Balance - September 30, 2019	26,538,593	$1.08

The warrants outstanding as of September 30, 2019 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	4,294,500	7/17/2025
$0.75	9,583,334	9/25/2020	*
$0.90	9,583,334	3/25/2024
	26,538,593

* Subject to termination prior to the indicated date following the Company’s release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013 plus twenty-one (21) trading days.

All outstanding warrants are included in shareholders’ equity on the Company’s Balance Sheets.

6. Short-Term Notes Payable

As of September 30, 2019 and December 31, 2018, the Company had $217,419 and $124,213, respectively, in short-term notes payable for the financing of various insurance policies.

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

Directors’ and Officers’ Insurance

On August 7, 2019 the Company entered into a short-term note payable for $254,889 bearing interest at 5.74% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2020.

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

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amendment, the Company has agreed to make certain payments, in cash, to Intrexon upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

(a)	a one-time payment of twenty-five million United States dollars ($25,000,000) within six (6) months of the achievement of the Regulatory Approval Milestone Event meaning receiving approval from the FDA of a New Product Application for an Oragenics Product (or equivalent regulatory action in a foreign jurisdiction);

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2019.

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

In November of 2017, the Company amended the Oral Mucositis ECC to: (i) consolidate the development milestone payments into one payment of $27,500,000 being due within six months after receiving FDA approval of a New Product Application; (ii) reduce the sublicense revenue percentage from 50% to 25% of sublicensing revenue; and (iii) revise the field in which the Company has exclusive rights to its Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that the Company has an exclusive for the treatment of Oral Mucositis in humans regardless of etiology.

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

None of the Oral Mucositis ECC milestones had been achieved as of September 30, 2019.

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

Supplemental balance sheet information related to leases is as follows:

September 30, 2019
Operating lease right-of-use assets	$714,925

Operating lease liabilities - Short term	$135,120
Operating lease liabilities - Long term	586,170
Total operating lease liabilities	$721,290

Weighted Average Remaining Lease Term In Years
Operating leases	3.97

Weighted Average Discount Rate
Operating leases	5.67%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2019	$47,747
2020	163,224
2021	154,908
2022	160,056
2023	160,056
2024	146,718
Total	$832,709
Less: Imputed interest	(111,419)
Present value of lease liabilities	$721,290

The cost component of operating leases is as follows:

For the Nine Months Ended September 30, 2019
Operating lease cost	$157,556
Short-term lease cost	1,719
Total lease cost	$159,275

Supplemental cash flow information related to operating leases is as follows:

For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149,101

8. Related Party Transactions

During the three and nine months ended September 30, 2019, we paid $134,635 and $251,946, respectively; and during the three and nine months ended September 30, 2018, we paid $134,883 and $294,116, respectively, to Intrexon under the Oral Mucositis ECC and Lantibiotic ECC agreements (See Note 7). Included in accounts payable and accrued expenses at September 30, 2019 and December 31, 2018 was $55,771 and $39,607, respectively, related to unpaid invoices received from Intrexon relating to work performed under the ECC Agreements. As of September 30, 2019 and 2018 Intrexon beneficially owned approximately 3.36% and 8.3% of our outstanding common stock excluding Intrexon’s ownership of our Series C Preferred which has no voting rights. In addition, during the first quarter of 2019, we paid a dividend on Series C Preferred Stock in the form of Series C Preferred Stock, to Intrexon as the sole holder of such preferred stock, pursuant to the terms of such Series C Preferred Stock (See Note 9 Shareholders’ Equity—Preferred Stock).

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

Preferred Stock

The Series A Non-Voting, Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split and the conversion of 2,583,000 shares of the Series A Preferred Stock into 258,300 shares of the Company’s common stock, is convertible into nine hundred and forty one thousand seven hundred and one shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis..

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

Changes In Shareholders’ Equity

A summary of the changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018 is as follows:

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	29,433,135	$29,433	16,017,101.733	$6,100,182	$126,125,976	$(111,373,608)	$20,881,983
Compensation expense relating to option issuances	—	—	—	—	145,829	—	145,829
Issuance of common stock - shelf takedown, net of expenses	16,666,668	16,667	—	—	11,399,009	—	11,415,676
Issuance of common stock in exchange for services	12,500	12	—	—	5,988	—	6,000
Series C dividend	—	—	12.208	413,214	—	(413,214)	—
Net loss	—	—	—	—	—	(3,325,717)	(3,325,717)
Balances at March 31, 2019	46,112,303	$46,112	16,017,113.941	$6,513,396	$137,676,802	$(115,112,539)	$29,123,771
Compensation expense relating to option issuances	—	—	—	—	164,588	—	164,588
Issuance of common stock - shelf takedown, net of expenses	—	—	—	—	(65,000)	—	(65,000)
Issuance of common stock in exchange for services	12,500	13	—	—	5,988	—	6,001
Net loss	—	—	—	—	—	(4,806,460)	(4,806,460)
Balances at June 30, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$137,782,378	$(119,918,999)	$24,422,900
Compensation expense relating to option issuances	—	—	—	—	232,175	—	232,175
Net loss	—	—	—	—	—	(3,836,549)	(3,836,549)
Balances at September 30, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,014,553	$(123,755,548)	$20,818,526

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2017	4,928,335	$4,928	18,600,100.000	$6,309,608	$101,402,570	$(101,400,797)	$6,316,309
Compensation expense relating to option issuances	—	—	—	—	118,324	—	118,324
Conversion of Series A preferred stock to common stock	258,300	259	(2,583,000)	(268,096)	267,837	—	—
Series C dividend	—	—	1.733	58,670	—	(58,670)	—
Net loss	—	—	—	—	—	(2,119,397)	(2,119,397)
Balances at March 31, 2018	5,186,635	$5,187	16,017,101.7330	$6,100,182	$101,788,731	$(103,578,864)	$4,315,236
Compensation expense relating to option issuances	—	—	—	—	81,986	—	81,986
Issuance of common stock - shelf takedown, net of expenses	900,000	900	—	—	1,509,427	—	1,510,327
Issuance of restricted common stock	16,000	16	—	—	24,304	—	24,320
Net loss	—	—	—	—	—	(2,281,289)	(2,281,289)
Balances at June 30, 2018	6,102,635	$6,103	16,017,101.733	$6,100,182	$103,404,448	$(105,860,153)	$3,650,580
Compensation expense relating to option issuances	—	—	—	—	648,302	—	648,302
Issuance of common stock, Series D preferred stock, and warrants, net of expenses	4,436,000	4,436	9,364,000	4,464,107	7,963,085	—	12,431,628
Conversion of Series D preferred stock to common stock	7,868,000	7,868	(7,868,000)	(3,750,920)	3,743,052	—	—
Issuance of common stock in exchange for services	12,500	12	—	—	5,988	—	6,000
Net loss	—	—	—	—	—	(2,757,835)	(2,757,835)
Balances at September 30, 2018	18,419,135	$18,419	17,513,101.733	$6,813,369	$115,764,875	$(108,617,988)	$13,978,675

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Oral Mucositis Product Candidate-Clinical

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Intrexon Corporation (“Intrexon”) and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM for cancer patients, which we intend to continue to develop. AG013, is an oral rinsing solution system designed to deliver human Trefoil Factor 1 (hTFF1) to protect and regenerate damaged mucosal lining of the oral cavity.

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

We developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 with the expectation that we would expand the trial into Europe in 2018. The Phase 2 trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients will be randomized in a 1:1 ratio to receive either a placebo or AG013 following meals, beginning on the first day of chemoradiation therapy and continuing through the course of cancer treatment. The study is expected to enroll between 160-180 evaluable patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The clinical trial is being conducted at clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy (preventing the occurrence and shortening the duration of severe oral mucositis (“SOM”), safety and tolerability of topically administered rinse AG013 compared to placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

An interim safety analysis was requested by the FDA on patients from our Phase 2 clinical trial of AG013 for the treatment of OM. We completed enrollment of the interim safety analysis cohort, which included 24 randomized patients in our Phase 2 clinical trial of AG013 for the treatment OM. Nineteen of those patients were included in the unblinded safety evaluation, of which 10 received AG013. We announced positive results from our interim safety analysis in May, 2018. The study provided information that, we believe, likely indicates that the overall incidence of severe OM is less than would be anticipated in the general head and neck cancer population.

Safety was evaluated on the basis of treatment-emergent adverse events, vital signs, weight, physical examinations, clinical laboratory assessments and the presence of AG013 in whole blood. Tolerability measures (taste, consistency and smell) were collected from the patient diaries. In addition, the reasons for study treatment discontinuation were also summarized. Following review of the data by an independent Data Safety Monitoring Board (DSMB), it was concluded that the clinical trial can proceed with no changes to the study. The data analysis indicated that the distribution of adverse events was similar between AG013 and placebo. The serious adverse events reported were consistent with those commonly reported in a head and neck cancer population receiving traditional chemoradiation therapy treatments and included fevers, neutropenia, anemia, nausea and vomiting, infections and oral (mouth and throat) pain and there were no reports of AG013 related bacteremia or sepsis. Of patients that discontinued participation in the clinical study, 4 patients experienced adverse events, including 3 patients who developed nausea and vomiting, 2 patients that were non-compliant with the study procedures and 3 patients developed severe OM.

Following the clearance in May 2018, by the DSMB, we proceeded with patient enrollment for our AG013 clinical trial in the United States and we actively worked to expand the number of clinical sites, in both the United States and Europe, in order to accelerate the pace of patient enrollment. On October 15, 2018, we received clearance from the Belgian Health Authority to activate the patient enrollment process in Belgium followed by Health Authority approvals in the United Kingdom and Germany in November 2018. As a result, we incurred additional clinical trial costs, but we have significantly improved the pace of our patient enrollment. We completed our site activation activities where we have 59 clinical sites in 4 countries actively screening patients for inclusion in the clinical trial. We currently have approximately 182 patients enrolled in the trial of the contemplated 200 patients. We continue to anticipate completing the enrollment portion of the trial in the fourth quarter of 2019 with the top line results from the trial being released in early 2020.

In addition, the DSMB met in September 2019 and reviewed safety data to date on the first 100 patients who have completed the trial and determined that the clinical trial may continue with no adjustments or further review.

On September 30, 2019, we made a poster presentation at the European Society for Medical Oncology Congress where we announced initial blinded blended data from our ongoing Phase 2, placebo-controlled, clinical trial of AG013 in oral mucositis. The presentation described the methods and initial blinded results from the ongoing Phase 2 clinical trial for our lead oral mucositis product candidate, AG013. The initial blinded data, submitted in the abstract, reflected the results for 42 of the 71 enrolled and randomized patients across 48 study sites who had completed their treatment course and demonstrated that in the blinded, combined placebo and active treatment groups, there was sufficient evidence of efficacy and safety to continue the study. Additional data accumulated since poster submission, indicated the blinded efficacy evaluation, which included any patient with SOM after week one of treatment and those receiving a cumulative dose of 55 Gy (week 6 of treatment), demonstrated an overall SOM incidence of 47%, which we believe is lower than would be expected based on historical data in the head and neck cancer population receiving this chemoradiation regimen. The overall rate of SOM was reported in only 13.1% (110 of 842) of evaluable visits. The overall safety profile continues to be consistent with those adverse events that normally occur in cancer patients receiving chemoradiation therapy. The study, however, remains blinded and individual treatment responses remain to be identified.

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

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect the IND for a first-in-human clinical study of OG716 to be filed with the FDA following our completion of the requisite studies, which we commenced in October of 2019.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the United Kingdom (the “UK”) electorate voted in a referendum to leave the European Union (the “EU”), which is commonly referred to as “Brexit”. In March 2017, the UK government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the UK and the EU. Formal negotiations officially started in June 2017. After multiple votes in the British Parliament in January, March, and October 2019 failing to approve the draft Brexit withdrawal agreement with the EU, the UK government negotiated a delay to the UK’s withdrawal until January 31, 2020. The new date of Brexit is still uncertain. The outcome after Brexit also continues to be uncertain, which may pose certain implications to our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products. At present, it is still unclear whether and to what extent the UK will remain within or aligned to the EU system of medicines regulation, depending on the ultimate outcome of the negotiations. However, both the UK and the EU have issued detailed guidance for the industry on how medicines, medical devices and clinical trials will be separately regulated in their respective territories in the event of a ‘hard Brexit’, meaning an outcome where no negotiated settlement is reached.

Our preparation for Brexit, including for a potential ‘hard Brexit’, includes the changes necessary to meet the relevant requirements in the EU and the UK after Brexit, especially in the regulatory, research, manufacturing and supply chain areas. The principal aim is to ensure the continuity of supply to patients in Europe (EU and the UK) participating in our AG013 clinical trial.

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

As of September 30, 2019, we had an accumulated deficit of $123,755,548 and we have yet to achieve profitability. We incurred net losses of $11,968,726 and $7,158,521for the nine months ended September 30, 2019 and September 30, 2018, respectively, and $11,326,182 and $6,731,525 for the years ended December 31, 2018 and 2017, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through preclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we seek to grow and continue to operate our business. Our net revenues were $0 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively, and $0 and $0, for the years ended December 31, 2018 and 2017, respectively.

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

Our research and development expenses were $9,360,520 and $4,178,294 for the nine months ended September 30, 2019 and 2018, respectively.

Our current product development strategy contemplates an expected increase in our research and development expenses in the future as we continue the advancement of our clinical trial for our oral mucositis candidate and nonclinical product development programs for our lantibiotic product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA or European Medicines Agency.

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

We anticipate that our general and administrative expenses to increase for, among others, the following reasons:

●	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;
●	the efforts we undertake from, time to time, to raise additional capital; and
●	the increased payroll, and stock-based compensation, expanded infrastructure and higher consulting, legal, accounting and investor relations costs associated with being a public company.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Research and Development. Research and development expenses were $3,067,612 for the three months ended September 30, 2019 compared to $1,580,511 for the three months ended September 30, 2018, an increase of $1,487,101 or 94.1%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate, salary, insurance, and consulting of $1,478,273, $52,745, $9,208, and $5,042, respectively. This increase was partially offset by a decrease in stock-based compensation costs of $53,047.

General and Administrative. General and administrative expenses were $852,841 for the three months ended September 30, 2019 compared to $1,183,830 for the three months ended September 30, 2018, a decrease of $330,989 or 28.0%. This decrease was primarily due to decreases in costs associated stock-based compensation and filing and registration fees of $363,080 and $47,720, respectively. This decrease was partially offset by increases in costs associated with travel and entertainment, legal, insurance, employee benefits, salary, and vacation costs of $21,749, $12,583, $12,058, $12,023, $9,919, and $7,680, respectively.

Other Income. Other income, net was $83,904 for the three months ended September 30, 2019 compared to $6,506 for the three months ended September 30, 2018, resulting in an increase of $77,398. The net change was primarily attributable to an increase in interest income of $77,639.

Results of Operations for the For the Nine Months Ended September 30, 2019 and 2018

Research and Development. Research and development expenses were $9,360,520 for the nine months ended September 30, 2019 compared to $4,178,294 for the nine months ended September 30, 2018, an increase of $5,182,226 or 124.0%. This increase was primarily due to increases in costs associated with work under our ECC’s, including our current clinical trial for our oral mucositis product candidate, salary, consulting, and rent and utilities of $5,083,173, $94,902, $44,625, and $14,728, respectively. This increase was partially offset by a decrease in, patents and bonus costs of $33,921 and $25,000, respectively.

General and Administrative. General and administrative expenses were $2,858,997 for the nine months ended September 30, 2019 compared to $2,991,300 for the nine months ended September 30, 2018, a decrease of $132,303 or 4.4%. This decrease was primarily due to decreases in costs associated with stock-based compensation and bonus costs of $331,332 and $163,655, respectively. This decrease was partially offset by increases in costs associated with consulting, insurance, travel and entertainment, salaries, and depreciation of $157,340, $77,309, $54,337, $49,211 and $19,587, respectively.

Other Income. Other income, net was $250,791 for the nine months ended September 30, 2019 compared to $11,073 for the nine months ended September 30, 2018, resulting in an increase of $239,718. The net change was primarily attributable to an increase in interest income of $240,428.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2019 and September 30, 2018, our operating activities used cash of $9,076,328 and $6,101,876, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $20,600,120 and $20,765,707 at September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 and September 30, 2018, our investing activities used cash of $11,354 and $60,242, respectively.

During the nine months ended September 30, 2019 and September 30, 2018, our financing activities provided cash of $11,171,305 and $13,807,393, respectively. The cash provided by financing activities during the nine months ended September 30, 2019 and September 30, 2018 was primarily due to the proceeds from the sale of common stock, convertible preferred stock, and warrants and reductions in short term notes payable.

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

Products Liability Insurance

On March 10, 2019, we entered into a short-term note payable for $17,688 bearing interest at 5.69% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on February 10, 2020.

On March 10, 2018, we entered into a short-term note payable for $28,915 bearing interest at 5.09% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2018 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 12, 2019.

Directors’ and Officers’ Insurance

On August 7, 2019 we entered into a short-term note payable for $254,889 bearing interest at 5.74% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2020.

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

Because of the numerous risks and uncertainties associated with research, development and clinical testing of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the pace of patient enrollment in our clinical trial of AG013;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the determination to redeem all, or any portion of, our outstanding Series C Preferred Stock;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Intrexon;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to achieve our milestones under our ECC agreements and licensing arrangements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants, and income tax valuation allowance. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2019.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and nine months ended September 30, 2019 that have had or are expected to have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $12.0 million and $7.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, and approximately $11.3 million and $6.7 million for the years ended December 31, 2018, and 2017, respectively. As of September 30, 2019, our accumulated deficit was approximately $123.8 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the expenses associated with our anticipated clinical trial for our oral mucositis product candidate to increase. We expect the costs associated with our exclusive channel partnerships with Intrexon in the areas of lantibiotics (“Lantibiotics Program”) and Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using Intrexon’s advanced transgene and cell engineering platforms will also continue to increase significantly and as such the level of our overall expenses will increase significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of September 30, 2019, , will be sufficient to fund our operations as presently structured through the fourth quarter of 2020. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates and the redemption of outstanding preferred stock. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we will need to raise additional capital to, among other things:

●	to conduct clinical trials on our AG013 product candidate;

●	expand our clinical laboratory operations;

●	fund our clinical validation study activities;

●	expand our research and development activities;

●	acquire or license products or technologies; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the level of research and development investment required to develop our current and future product candidates;

●	the determination to redeem all, or any portion of, our outstanding Series C Preferred Stock;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

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

The United Kingdom’s vote in favor of withdrawing from the European Union may have a negative effect on our ability to obtain marketing approval in foreign jurisdictions and could prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union (the “EU”) and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom (the “UK”) voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the UK formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. After multiple votes in the British Parliament in January, March, and October 2019 failing to approve the draft Brexit withdrawal agreement with the EU, the UK government negotiated a delay to the UK’s withdrawal until January 31, 2020. Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidate in the UK or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidate in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidate, which could significantly and materially harm our business.

Risks Related to Our Common Stock

The conversion of our Series A Preferred Stock, Series B Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of September 30, 2019, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock.

In addition to our outstanding shares of preferred stock, as of September 30, 2019, there were currently outstanding warrants to purchase 26,538,593 shares of our common stock, inclusive of warrants to purchase 19,166,668 shares of common stock issued in connection our recent underwritten public offering which closed on March 25, 2019. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

As a result, our outstanding shares of common stock has increased significantly from 29,433,135 shares as of December 31, 2018 to 46,124,803 shares as of September 30, 2019.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed
number	Exhibit description	Form	File no.	Exhibit	date	herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2019.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

