Form 10-K
period 2019-12-31
ORAGENICS INC
filed 2020-03-04
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4902 Eisenhower Blvd., Suite 125 Tampa, FL	33634
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Issuer’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	OGEN	NYSE AMERICAN

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $21,567,137 computed based upon a last sales price of $0.49 as reported by the NYSE American as of June 28, 2019.

As of February 25, 2020, there were 46,124,803 shares of the registrant’s Common Stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

● the timing, progress and results of clinical trials of our Oral Mucositis therapy and other product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;

● the timing of any submission of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;

● our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;

● our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

● our manufacturing capabilities and strategy, including the, scalability and commercial viability of our manufacturing methods and processes;

● our expectations regarding the scope of any approved indications for our product candidates;

● our ability to successfully commercialize our product candidates;

● the potential benefits of and our ability to maintain our relationships and collaborations with Precigen and other potential collaboration or strategic relationships;

● our ability to use our Oral Mucositis and Lantibiotic platforms to develop future product candidates;

● our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;

● our ability to identify, recruit and retain key personnel;

● our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

● our financial performance;

● our inability to achieve success in our identification of lantibiotic homologs or the manufacture and nonclinical testing of our lantibiotic product candidates.

● we are subject to extensive and costly regulation by worldwide health authorities, which must approve our product candidates in development and could restrict or delay the future commercialization of certain of our product candidates.

● our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all.

● the safety, efficacy and benefits of our product candidates.

● the content and timing of submissions to and decisions made by the FDA and other regulatory agencies.

● the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements.

● the capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control.

● our ability to maintain our listing on the NYSE American.

● our competitive position and the development of and projections relating to our competitors or our industry; and

● the impact of laws and regulations.

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

Overview

We are focused on developing effective treatments for oral mucositis and becoming a leader in developing novel antibiotics against infectious disease.

Our Oral Mucositis Product Candidate-Clinical

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Precigen, Inc. (“Precigen”) (formerly known as Intrexon Corporation) and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM for cancer patients, which we intend to continue to develop. AG013, is an oral rinsing solution system designed to deliver human Trefoil Factor 1 (hTFF1) to protect and regenerate damaged mucosal lining of the oral cavity.

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

AG013 has been granted Orphan Drug status in the European Union. In November of 2016, the United States Food and Drug Administration (the “FDA”) granted Fast Track designation for AG013, and we believe it may be eligible for Biologic License Application (“BLA”) exclusivity as well. The FDA’s fast track therapy designation program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for those conditions. Under this program, FDA can, for example, review portions of a New Drug Application or BLA for a drug candidate before the entire application is complete, thus potentially beginning the review process at an earlier time. In Europe, orphan status for AG013 allows us to discuss an accelerated development program with the European Medicines Agency (EMA) which may influence the duration of the program prior to marketing approval.

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse system.

We developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 and in Europe in 2018. The Phase 2 trial was a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients were randomized in a 1:1 ratio to receive either a placebo or AG013 following meals, beginning on the first day of chemoradiation therapy and continuing through the course of cancer treatment. The study enrolled patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The clinical trial was conducted at clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy (preventing the occurrence and shortening the duration of severe oral mucositis (“SOM”), safety and tolerability of topically administered AG013 rinse system compared to the placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of grades 3 and 4 OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

On December 2, 2019 we announced completion of enrollment in our Phase 2 clinical trial. We expect to release top line results from the trial in the first half of 2020.

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

Safety was evaluated on the basis of treatment-emergent adverse events, vital signs, weight, physical examinations, clinical laboratory assessments and the presence of AG013 in whole blood. Tolerability measures (taste, consistency and smell) were collected from the patient diaries. In addition, the reasons for study treatment discontinuation were also summarized. Following review of the data by an independent Data Safety Monitoring Board (DSMB), it was concluded that the clinical trial can proceed with no changes to the study. The data analysis indicated that the distribution of adverse events was similar between AG013 and placebo. The serious adverse events reported were consistent with those commonly reported in a head and neck cancer population receiving traditional chemoradiation therapy treatments and included fevers, neutropenia, anemia, nausea and vomiting, infections and oral (mouth and throat) pain and there were no reports of AG013 related bacteremia or sepsis. Of patients that discontinued participation in the clinical study during the initial 24 patient interim analysis review, 4 patients experienced adverse events, including 3 patients who developed nausea and vomiting, 2 patients that were non-compliant with the study procedures and 3 patients developed severe OM.

The DSMB met again in December 2019 and reviewed safety data on the first 150 patients who completed the trial and determined that the clinical trial could continue with no adjustments or further review.

On September 30, 2019, we made a poster presentation at the European Society for Medical Oncology Congress where we announced initial blinded blended data from our Phase 2, placebo-controlled, clinical trial of AG013 in oral mucositis. The presentation described the methods and initial blinded results from the ongoing Phase 2 clinical trial for our lead oral mucositis product candidate, AG013. The initial blinded data, submitted in the abstract, reflected the results for 42 of the 71 enrolled and randomized patients across 48 study sites who had completed their treatment course and demonstrated that in the blinded, combined placebo and active treatment groups, there was sufficient evidence of efficacy and safety to continue the study. Additional data accumulated since poster submission, indicated the blinded efficacy evaluation, which included any patient with SOM after week one of treatment and those receiving a cumulative dose of 55 Gy (week 6 of treatment), demonstrated an overall SOM incidence of 47%, which we believe is lower than would be expected based on historical data in the head and neck cancer population receiving this chemoradiation regimen. The overall rate of SOM was reported in only 13.1% (110 of 842) of evaluable visits. The overall safety profile continues to be consistent with those adverse events that normally occur in cancer patients receiving chemoradiation therapy. The study, however, remains blinded and individual treatment responses remain to be identified.

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

In June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“Lantibiotic ECC”) with Precigen for the development and commercialization of the native strain of MU1140 and related homologs using Precigen’s advanced transgene and cell engineering platforms. Through our work with Precigen, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work with Precigen generated a substantial number of homologs of MU1140. In January Precigen consummated a reorganization of its ongoing API fermentation operations and assets into ILH Holdings, Inc. which at the time was an affiliate of Precigen. In connection with the reorganization, Precigen assigned the Lantibiotic ECC and related stock issuance agreements to ILH Holdings. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included ILH Holdings and shares of Oragenics securities held by Precigen. As a result of such change by Precigen we expect to continue our research and development and collaboration efforts with ILH Holdings to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

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

Based on these early results, we selected a lead candidate, OG253, for which we had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available human and financing capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We will continue to advance the OG716 program to the IND filing based on the availability of both human and financial capital. Based upon the current funding available we will continue to conduct some of the requisite studies. While we commenced certain of these studies at the end of 2019, we expect to focus on efficient and cost-effective manufacturing of the product to support and be able to conduct further broad- based studies.

Product Candidates.

We are currently developing AG013 in connection with the treatment of Oral Mucositis and a product candidate, OG716, as an antibiotic, as well as other homolog antibiotic product candidates.. We have an exclusive worldwide license from Precigen and its wholly owned subsidiary, Intrexon Actobiotics NV to use their intellectual property to develop AG013 for the treatment of oral mucositis in patients undergoing treatment for cancer. Effective January 1, 2018, Precigen assigned its interest in the license agreement to a wholly owned subsidiary, Precigen ActoBio Inc. (formerly known as ActoBio Therapeutics, Inc.). We also have an exclusive, worldwide license from ILH Holdings (as an assignee of Precigen) to use its technology to develop lantibiotics. We seek to protect our product candidates through patents and patent applications pursuant to the terms of our license agreements.

Product/Candidate	Description	Application	Status
AG013	Treatment of Oral Mucositis	Treatment of oral mucositis in cancer patients	Enrollment completed. Awaiting top-line results.

OG716	A homolog of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Nonclinical testing

Our Oral Mucositis (OM) – Product Candidate

On June 9, 2015, we entered into our Oral Mucositis ECC with Precigen and Intrexon Actobiotics NV, a wholly-owned subsidiary of Precigen, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the Oral Mucositis ECC, we also entered into a Stock Issuance Agreement (the “SIA”) with Precigen which provided for the payment of a technology access fee and the potential future issuance by us of our common stock to Precigen upon the achievement of designated development milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock. The convertible note, including accrued interest, was repaid in December 2015 through the issuance of 338,101 shares of our common stock.

In November of 2017 the Oral Mucositis ECC was amended to: (i) consolidate the development milestone payments into one payment of $27,500,000 being due six months after receiving FDA approval of a New Drug Application (or equivalent regulatory action in a foreign jurisdiction); (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue; and (iii) revise the field in which we have exclusive rights to our Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that we have an exclusive right for the treatment of Oral Mucositis in humans regardless of etiology. The November amendment superseded an amendment to the Oral Mucositis ECC in May 2017. Effective January 1, 2018, Precigen assigned its interest in the Oral Mucositis ECC and related SIA to its wholly owned subsidiary, ActoBio Therapeutics, Inc.

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

Our Solution

To continue research and development of AG013 as an effective treatment for oral mucositis.

Our Strategy

In collaboration with Precigen and subject to our ability to raise additional capital to pursue further development of AG013, we expect to further the research and development of AG013 toward the goal of moving AG013 forward in its clinical development.

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

We developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 and in Europe in 2018. The Phase 2 trial is a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients were randomized in a 1:1 ratio to receive either a placebo or AG013 following meals, beginning on the first day of chemoradiation therapy and continuing through the course of cancer treatment. The study enrolled patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The clinical trial was conducted at clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy (preventing the occurrence and shortening the duration of severe oral mucositis (“SOM”), safety and tolerability of topically administered AG013 rinse compared to the placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion. On December 2, 2019 we announced completion of enrollment in our Phase 2 clinical trial. As of February 27, 2020, all 200 randomized patients, have completed the Phase 2 clinical trial. We expect to release top line results from the trial early in the second quarter of 2020.

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

On June 5, 2012, we entered into the Lantibiotic ECC with Precigen. In November of 2017 we amended the Lantibiotic ECC to: (i) consolidate the development milestone payments into one payment of $25,000,000, being due six months after receiving FDA approval of a New Drug Application, (ii) reduce the sublicense revenue percentage we would have had to pay from 50% to 25% of sublicensing revenue, (iii) reduce the royalty rate from 25% of Product Profit to 10% of Net Sales, (iv) revise the form of milestone payments from being share based or cash at our election to only cash, and (v) commit that Diligent Efforts (as defined in the Lantibiotic ECC) in pursuing the Lantibiotic Program would be deemed satisfied in 2018 provided that at least $1,200,000 was budgeted for the advancement of the Lantibiotic Program. In January Precigen consummated a reorganization of its ongoing API fermentation operations and assets into ILH Holdings, Inc. which at the time was an affiliate of Precigen. In connection with the reorganization, Precigen assigned the Lantibiotic ECC and related stock issuance agreements to ILH Holdings. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included ILH Holdings and shares of Oragenics securities held by Precigen.

Through this collaboration we intend to develop lantibiotics, a novel class of broad-spectrum antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans. We previously selected a lead candidate, OG253, and had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND on OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic, OG716, for treatment of C. diff. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of C. diff spores and toxin levels when compared to a vancomycin positive control. We had our pre-IND meeting with FDA for OG716 during the third quarter of 2017. We have transferred manufacturing to a contract manufacturer and conducted our initial rat toxicology program in support of our anticipated upcoming IND filing. The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We currently expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Based upon the funding available we expect to conduct some of the requisite studies. While we commenced certain of these studies at the end of 2019, we expect to focus on efficient and cost-effective manufacturing of the product to support and be able to conduct further broad-based studies.

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

Our Solution

To develop homologs of MU1140 paired with high producing strains to the point of partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram-positive bacteria, including MRSA, VRE, C. diff, Mycobacterium tuberculosis and Bacillus anthracis.

Our Strategy

In collaboration with ILH Holdings, we are developing and testing recombinantly derived homologs of the native MU1140 molecule with improved therapeutic profiles and physical-chemical characteristics. The data generated in collaboration with ILH Holdings over the past few years enabled us to engineer hundreds of homologs of MU1140, and select those homolog candidates with improved profiles, including homologs of higher activity and stability, lower toxicity and with a scalable manufacturability. The best homolog candidates were further developed internally and through the use of several Contract Research Organizations (“CROs”). We believe that this strategy represented the best and most efficient path to produce sufficient quantities of MU1140 homologs, to support continued research, selection of a lead candidate, nonclinical studies, clinical studies and ultimately commercialization. We selected a lead candidate, OG716, in 2016 targeted toward combating C. diff infections. In addition, we intend to continue research activities to identify additional MU1140 homologs to treat other HAIs.

Regulatory Status

We have performed nonclinical testing on MU1140 which demonstrated the molecule’s novel mechanism of action. We began additional nonclinical activities on MU1140 under the Lantibiotic ECC and activities have expanded with new identified homologs as available. These nonclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates, including our lead candidate OG716 under development for Clostridium difficile associated diarrhea. This work is being done primarily through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research efforts and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. We initially selected a lead candidate, OG253 and had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic homolog, OG716, for treatment of C. diff. We had a pre-IND meeting with FDA for OG716 during the third quarter of 2017. We expect to continue our research and development activities on OG716 subject to the availability of adequate financing as we move towards the filing of an IND.

Manufacturing

While we have been able to produce a significant increase in the fermentation titer of our lead compound OG716, we continue to work to improve on the manufacturing through collaborations with fermentation and purification experts and third party CROs. We will need to further optimize and scale up the production/purification scheme internally and through third party vendors. The need to examine many new homologs of MU1140 has resulted in the need to reproduce the fermentation and purification steps on each individual homolog candidate being studied. Each homolog requires different optimizations for both the fermentation and purification steps and in some cases requires a new approach. As such, our work on the research and development of new lantibiotic homologs using genetically modified bacteria continues. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of our MU1140 homologs, including our lead compound OG716 and deliver a step in validating the lantibiotics platform targeting infectious diseases.

We are working with a third-party manufacturer to produce additional quantities of designated homologs including our lead compound OG716, based upon the developments achieved from our work with our collaboration partners and outside contractors. The production of additional quantities of designated homologs including OG716, that are needed for the consummation and pursuit of our nonclinical testing activities supporting the IND filing are currently ongoing. We will continue to explore improved methods of manufacturing to improve our yields and ultimately, potentially reduce our cost of manufacture.

Our Lantibiotic ECC

On June 5, 2012, we entered into the Lantibiotic ECC with Precigen that governs a “channel collaboration” arrangement in which we will use Precigen’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC and Lantibiotic Stock Issuance Agreement were assigned to and assumed by ILH Holdings, Inc., (“ILH”) a wholly owned subsidiary of Precigen, Precigen subsequently sold the majority of its bioengineering assets, inclusive of ILH, to TS Biotechnology LLC, an entity managed by Third Security. In addition, Precigen sold its holdings in our securities to TS Biotechnology. The Lantibiotic ECC provides for the establishment of committees comprised of our representatives and representatives from ILH Holdings, Inc. (“Collaboration Partner”) following the assignment by Precigen that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Joint Steering Committee establishes projects for the Lantibiotics Program and establishes the priorities, as well as approved the budgets for projects. In November of 2017 in connection with our Series B Preferred Financing, we amended the Lantibiotic ECC to revise the payments, we are obligated to make to our Collaboration Partner as described below.

The Lantibiotic ECC grants us an exclusive worldwide license to use patents and other intellectual property of Precigen in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights described without Precigen’s written consent.

Under the Lantibiotic ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, our Collaboration Partner is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of our Collaboration Partner’s patents. Under the Lantibiotic ECC our Collaboration Partner has the option to perform any manufacturing activities in connection with the Lantibiotic Program that relate to the use of our Collaboration Partner material, the manufacture of bulk drug products, the manufacturing of bulk quantities, other components of Oragenics Products, or any earlier steps in the manufacturing process for Oragenics Products. To the extent our Collaboration Partner so elects, a separate manufacturing and supply agreement may be entered into between our Collaboration Partner and the Company.

Pursuant to the terms of the Lantibiotic ECC, as amended, we are obligated to pay our Collaboration Partner on a quarterly basis 10% of net sales derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis and we will pay our Collaboration Partner on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

We have agreed to indemnify and hold our Collaboration Partner -harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of our Collaboration Partner Materials (as defined in the Lantibiotic ECC), (iii) our breach of a material representation, warranty or covenant in the Lantibiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

Our Collaboration Partner may terminate the Lantibiotic ECC if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by our Collaboration Partner that is a “Superior Therapy” as defined in the Lantibiotic ECC. We may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to our Collaboration Partner.

Upon termination of the Lantibiotic ECC, we may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

(i)	commercialized by us;

(ii)	approved by regulatory authorities;

(iii)	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

(iv)	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by our Collaboration Partner due to an uncured material breach by the Company or a voluntary termination by us).

Our obligation to pay 10% of net sales, 25% of sublicensing revenue and the milestone payments described below with respect to these “retained” products as well as to use diligent efforts to develop and commercialize these “retained” Oragenics Products will survive termination of the Lantibiotic ECC.

In addition, in partial consideration for each party’s execution and delivery of the Lantibiotic ECC, we entered into a Stock Issuance Agreement with our Collaboration Partner. Pursuant to the Stock Issuance Agreement, we issued to our Collaboration Partner 439,243 shares of our common stock as an initial technology access fee, in consideration for the execution and delivery of the Lantibiotic ECC and granted our Collaboration Partner certain equity participation rights and registration rights.

The registration rights granted to our Collaboration Partner in the Stock Issuance Agreement by us consisted of “piggyback registration” rights which permit our Collaboration Partner to participate in any firm commitment underwritten offering of securities by us, subject to underwriter cutbacks and lockups. In addition, we are precluded from granting registration rights in connection with a private placement unless (i) all shares held by our Collaboration Partner are, at the time of such private placement, included on a registration statement, or (ii) we agree, in connection with such private placement, to grant our Collaboration Partner the right to include on the registration statement a number of our Collaboration Partner’s Company shares equal to one half of the number of shares to be registered on behalf of the other holders or prospective holders.

Pursuant to the Stock Issuance Agreement, our Collaboration Partner is also entitled, at its election, to participate in future securities offerings by us that constitute “qualified financings” and purchase securities equal to 30% of the number of shares of common stock or other securities sold in such offering (exclusive of our Collaboration Partner’s purchase). For this purpose, a “qualified financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $1,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or we agree to register the resale of such shares.

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amendment, we have agreed to make certain payments, in cash, to our Collaboration Partner upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

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

On July 21, 2016, the Lantibiotics ECC was amended to revise the definition of Field in view of a provisional patent application filing between our Collaboration Partner and Oragenics and to further clarify Oragenics’ rights under the Lantibiotic ECC to genetically modified Streptococcus mutans that express Lantibiotic(s).

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2019.

The Oral Mucositis ECC

On June 9, 2015, we entered into an Oral Mucositis ECC with Precigen and Intrexon Actobiotics NV, a wholly-owned subsidiary of Precigen, through which we intend to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the Oral Mucositis ECC, we and Precigen also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Precigen upon the achievement of designated milestones. We issued a Convertible Note in the amount of $5,000,000 as payment of the technology access fee associated with the Oral Mucositis ECC which was payable, at our option, in cash or shares of our common stock. The convertible note, including accrued interest, was repaid in December 2015 through the issuance of 338,101 shares of our common stock. In November of 2017 we amended the Oral Mucositis ECC to revise the payments we are obligated to make to Precigen, as described below, and we revised the field in which we have exclusive rights to our Oral Mucositis product candidate for the treatment of Oral Mucositis to clarify that we have an exclusive right for the treatment of Oral Mucositis in humans regardless of etiology.

The Oral Mucositis ECC governs the “channel collaboration” arrangement in which we will use Precigen’s proprietary technology relating to the identification, design and production of genetically modified bacteria for the purpose of developing the Program.

The Oral Mucositis ECC provides for the establishment of committees comprised from us and Precigen representatives that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts, and intellectual property.

The Oral Mucositis ECC grants us an exclusive worldwide license to utilize Precigen’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Precigen) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder.

Under the Oral Mucositis ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of products toward the goal of commercialization, conducting preclinical and clinical development of candidate products, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Precigen is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process.

Pursuant to the terms of the Oral Mucositis ECC, as amended, we are obligated to pay Precigen on a quarterly basis 12% of the net sales derived from the sale of products developed from the exclusive channel collaboration. We are also obligated to pay Precigen on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

We have agreed to indemnify and hold Precigen harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Precigen Materials (as defined in the Oral Mucositis ECC) or materials that are Actobiotics IP (as defined in the Oral Mucositis ECC), (iii) our breach of a material representation, warranty or covenant in the Oral Mucositis ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

We may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Precigen. Precigen may also terminate the Oral Mucositis ECC if we breach and fail to cure the breach within 60 days or we do not pursue development of a Superior Therapy identified by Precigen that is a “Superior Therapy” as defined in the Oral Mucositis ECC.

Upon termination of the ECC, we may continue to develop and commercialize any Oragenics Product that, at the time of termination that satisfies at least one of the following criteria:

(i)	the particular Oragenics Product is being sold by us triggering profit sharing payments under the Oral Mucositis ECC to Precigen;

(ii)	the particular Oragenics Product has received regulatory approval;

(iii)	the particular Oragenics Product is a subject of an application for regulatory approval in the Field covered by the ECC that is pending before the applicable regulatory authority;

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

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amended Oral Mucositis ECC (including the May 2017 amendment which was superseded by the November amendment) and amended Stock Issuance Agreement agreed to make certain payments to Precigen upon our achievement of designated milestones in the form of shares of our common stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Precigen to consolidate our financial statements with Precigen’s financial statements, or at our option make a cash payment to Precigen. The milestone events and amounts payable are as follows:

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

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2019.

Effective January 1, 2018, Precigen assigned its interest in the Oral Mucositis ECC and Stock Issuance Agreement to its wholly owned subsidiary, ActoBio Therapeutics, Inc.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the United Kingdom (the “UK”) electorate voted in a referendum to leave the European Union (the “EU”), which is commonly referred to as “Brexit”. In March 2017, the UK government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the UK and the EU. Formal negotiations officially started in June 2017. The UK withdrew from the EU on January 31, 2020. The outcome after Brexit also continues to be uncertain, which may pose certain implications to our research, commercial and general business operations in the UK and the EU, including the approval and supply of our products. At present, it is still unclear whether and to what extent the UK will remain aligned to the EU system of medicines regulation, depending on the ultimate outcome of the negotiations. However, both the UK and the EU have issued detailed guidance for the industry on how medicines, medical devices and clinical trials will be separately regulated in their respective territories in the event of a ‘hard Brexit’, meaning an outcome where no negotiated settlement is reached.

Our preparation for Brexit, including for a potential ‘hard Brexit’, includes the changes necessary to meet the relevant requirements in the EU and the UK after Brexit, especially in the regulatory, research, manufacturing and supply chain areas. The principal aim is to ensure the continuity of supply to patients in Europe (EU and the UK) participating in our AG013 clinical program.

Other Product Candidates and Technologies

We have historically developed other product candidates and potential product candidates. For example, we developed a weight loss candidate, LPT3-04, and a topical treatment to prevent dental carries which we refer to as SMaRT Replacement Therapy. We outlicened LPT3-04 to a third party and continue to monitor our licensees performance under the license. We do not expect the LPT3-04 license to have a material effect on our business or operations. While we retain certain intellectual property rights with respect to homologs through our (i) prior relationship with Texas A&M University Systems and (ii) ILH Holdings (as assignee of Precigen) that could allow for the continued research and development of compounds for the SMaRT replacement Therapy, we do not intend to pursue further development of SMaRT Replacement Therapy and as such we do not consider these rights to be a material part of our business and operations.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves the following steps before a biological product or new drug may be marketed in the United States:

●	preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;

●	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;

●	performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication according to Good Clinical Practices;

●	submission of an NDA or Biologics License Application (BLA) to the FDA for review;

●	random inspections of clinical sites to ensure validity of clinical safety and efficacy data;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;

●	FDA approval of the NDA or BLA; and

●	payment of user and establishment fees, if applicable.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board or IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

The length of time and related costs necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or cause the costs of these clinical trials to increase, include:

●	slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, competition with clinical trials for other drug candidates or other factors;

●	inadequately trained or insufficient personnel at the trial site to assist in overseeing and monitoring clinical trials;

●	delays in approvals from a trial site’s IRB;

●	longer than anticipated treatment time required to demonstrate effectiveness or determine the appropriate product dose;

●	lack of sufficient supplies of the drug candidate for use in clinical trials;

●	adverse medical events or side effects in treated patients; and

●	lack of effectiveness of the drug candidate being tested.

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

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or the BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,942,965 for fiscal year 2020. Beginning in fiscal year 2018, this annual program fee replaces the annual product and establishment fees. These fees typically increase annually.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs, BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted, except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA submitted on or after August 18, 2020.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA, subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

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

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;

●	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;

●	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;

●	submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

●	satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced current cGMP;

●	potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and

●	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

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

In April 2014, the EU legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include:

●	A streamlined application procedure via a single-entry point, the EU portal.

●	A single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states.

●	A harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned.

●	Strictly defined deadlines for the assessment of clinical trial application.

●	The involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

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

Pursuant to Regulation (EC) No 726/2004, this procedure is mandatory for:

●	medicinal products developed by means of one of the following biotechnological processes:

●	recombinant DNA technology;

●	controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells; and

●	hybridoma and monoclonal antibody methods;

●	advanced therapy medicinal products as defined in Article 2 of Regulation (EC) No. 1394/2007 on advanced therapy medicinal products;

●	medicinal products for human use containing a new active substance that, on the date of effectiveness of this regulation, was not authorized in the European Union, and for which the therapeutic indication is the treatment of any of the following diseases:

●	acquired immune deficiency syndrome;

●	cancer;

●	neurodegenerative disorder;

●	diabetes;

●	auto-immune diseases and other immune dysfunctions; and

●	viral diseases;

●	medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

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

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

●	The decentralized procedure allows applicants to file identical applications to several EU member states and receive simultaneous national approvals based on the recognition by EU member states of an assessment by a reference member state.

●	The national procedure is only available for products intended to be authorized in a single EU member state.

●	A mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or U.K. voted in favor of leaving the E.U., which is commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the E. U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the E.U. took effect on January 31, 2020. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

An increasing number of states have enacted legislation requiring pharmaceutical and biotechnology companies to file periodic reports of expenses relating to the marketing and promotion of drug products and gifts and payments to individual healthcare practitioners in these states; to make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; to report information pertaining to and justifying price increases; or to register their sales representatives. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; price gouging; or pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Environmental, Health and Safety Matters

The manufacturing facilities of the third-parties that develop our product candidates are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, governing, among other things: the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; chemicals, air, water and ground contamination; air emissions and the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals, waste materials and sewage.

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation. If the third-party manufacturers fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

In addition, laws and regulations relating to environmental, health and safety matters are often subject to change. In the event of any changes or new laws or regulations, we could be subject to new compliance measures or to penalties for activities that were previously permitted.

Our Intellectual Property

We rely upon a combination of licenses, patents, trade secrets, know-how, and licensing opportunities to develop our business. Our future prospects depend on our ability to protect our intellectual property. We also need to operate without infringing the proprietary rights of third parties.

Patents

We attempt to protect our technology and products through patents and patent applications pursuant to the terms of our license agreements. We have an exclusive, worldwide license from ILH Holdings Inc. (as an assignee of Precigen) to use its technology to develop lantibiotics. We also have an exclusive worldwide license from Precigen’s wholly owned subsidiaries, ActoBio Therapeutics, Inc. and Actobiotics NV to use their intellectual property to develop AG013 for the treatment of oral mucositis.

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

The effect of issued patents is that they provide patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States and certain other countries, market exclusivity that may be available under relevant law. The effect of patent expiration on products or product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

We believe that protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.

Trademarks

Our trademarks are important to our business. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, and LPT3-04™. We currently have pending with the U.S. PTO, applications for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

Employees

We have seven full-time employees. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. Our corporate office is located at 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $15.6 million and $9.9 million for the years ended December 31, 2019, and 2018, respectively. As of December 31, 2019, our accumulated deficit was approximately $127.4 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our exclusive channel partnerships with ILH Holdings, Inc. (an assignee of Precigen) in the area of lantibiotics (“Lantibiotics Program”) and with Precigen’s subsidiary ActoBio Therapeutics, Inc. in the area of Oral Mucositis (“Oral Mucositis Program”) and the development and commercialization of our product candidates under the Lantibiotics Program (which includes MU1140 homologs) using ILH’s advanced transgene and cell engineering platforms will continue to increase the level of our overall expenses significantly going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We anticipate that our cash resources as of December 31, 2019 will be sufficient to fund our operations as presently structured through the second quarter of 2021. However, changes may occur that would consume our existing capital prior to that time, including the scope and progress of our efforts to develop and commercialize our product candidates. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations over a longer period of time. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	complete the Phase 2 clinical trial on our AG013 product candidate;

●	expand our clinical laboratory operations;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the level of research and development investment budgeted to develop our current and future product candidates;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. Had we been unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand, inclusive of the net proceeds we received from our March 25, 2019 underwritten public offering, without additional financing through the second quarter of 2021. Absent sufficient additional financing, we may be unable to remain a going concern.

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

A key element of our strategy is to discover, develop, validate and commercialize a portfolio of additional antibiotic product candidates to combat multi drug resistant organism, or MDRO, outbreaks and the associated costs to patients, inpatient facilities and the health care industry and to develop, validate and commercialize a product candidate to treat oral mucositis. We cannot assure you that we will be able to successfully complete development of, or commercialize any of our planned future product candidates, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

●	failure of future tests at the research or development stages;

●	lack of clinical validation data to support the effectiveness of the test;

●	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;

●	regulatory delays at the FDA;

●	failure to obtain or maintain necessary certifications, licenses, clearances or approvals to market or perform the test; or

●	lack of commercial acceptance by the health care marketplace.

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

We may be unable to refine a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of our MU1140 homologs product candidate.

Our antibiotic product candidates, all homologs of MU1140, are produced by our strain of S. mutans and variants thereof. In March 2005 we successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its nonclinical testing. In June of 2012 we entered into an exclusive collaboration agreement with Precigen Corporation to use its advanced transgene and cell engineering platforms to achieve sufficient production quantities of MU1140. In 2016 we were able to transition manufacturing of OG716 to a third-party manufacturer capable of fermenting quantities sufficient to conduct nonclinical studies. If we are not able to further adequately scale up fermentation and purification methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 homologs, including OG716 or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 homologs, including OG716, or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved to our knowledge, so there are additional risks that such efforts will not be successful. The Precigen technology may not be feasible to efficiently develop methodologies to enable large scale manufacturing of a MU1140 homolog or other antibiotic product candidates. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to produce MU1140 homologs in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate and our financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our product candidates under our Lantibiotics Program and our Oral Mucositis Program and their successful commercialization.

Our product candidates under our Lantibiotics Program and Oral Mucositis Program have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates (including MU1140 homologs we may develop) and oral mucositis product candidate, respectively. We have performed extensive nonclinical testing using native MU1140 and entered into an Exclusive Channel Collaboration Agreement with Precigen (which was assigned to ICH Holdings, Inc.). We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, we would expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding.

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

Our exclusive channel collaboration agreements are based on early stage technologies in their fields.

Our exclusive channel collaboration agreements contemplate the use of ILH’s advanced transgene and cell engineering platforms for the development and production of lantibiotics and AG013. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

We will incur additional expenses in connection with our exclusive channel collaboration arrangements.

Pursuant to our exclusive channel collaborations, we are responsible for future research and development expenses of product candidates developed under such collaborations, including those incurred by our collaboration partners for research on our behalf as provided in the ECC Agreements. As a result, we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our ECCs are difficult to predict. Although all manufacturing, nonclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect over time to add additional personnel to support our Lantibiotics Program and Oral Mucositis Program as we progress in our development efforts.

Because our collaborations pursuant to our ECCS are in the early stage, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development, which in turn could lead to the termination of our ECC Agreements.

We may not be able to retain the exclusive rights licensed to us under our ECCs to develop and commercialize lantibiotic products and AG013 related products.

Under our ECCs we are responsible for, among other things, funding the further anticipated development of lantibiotics and AG013 toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). Our collaboration partners may terminate such agreements if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by our collaboration partners. There can be no assurance that we will be able to successfully perform under the Oral Mucositis ECC or Lantibiotic ECC and if either ECC is terminated it would prevent us from achieving our business objectives.

Our Collaboration Partners, Precigen and ILH, may not devote sufficient time and resources to successfully carry out their contracted duties or meet expected deadlines, we may not be able to advance our product candidates in a timely manner or at all.

On January 31, 2020, our prior collaboration partner, Intrexon Corporation, pursuant to a restructuring which in part, resulted in a change of Intrexon’s name to Precigen, Inc. In addition, pursuant to Precigen’s restructuring plan, the Lantibiotic ECC and Lantibiotic Stock Issuance Agreement were assigned to and assumed by ILH Holdings, Inc. (“ILH”), a wholly owned subsidiary of Precigen, Precigen subsequently sold the majority of its bioengineering assets, inclusive of ILH, to TS Biotechnology, an entity managed by Third Security. Our success depends, in part, on the performance by our collaborators of their responsibilities under our collaboration arrangements. Our new collaborator may not perform their obligations in a timely fashion or in a manner satisfactory to us or consistent with how previously performed. Typically, we cannot control the amount of resources or time our collaborators may devote to our programs or potential products that may be developed in collaboration with us. We are currently involved in multiple research and development collaborations with academic and research institutions. These collaborators frequently depend on outside sources of funding to conduct or complete research and development, such as grants or other awards. As a result of these uncertainties, we are unable to control the precise timing and execution of any experiments that may be conducted.

Additionally, our current or future corporate collaborators will retain the ability to pursue other research, product development or commercial opportunities that may be directly competitive with our programs. If these collaborators elect to prioritize or pursue other programs in lieu of ours, we may not be able to advance product development programs in an efficient or effective manner, if at all. If a collaborator is pursuing a competitive program and encounters unexpected financial or capability limitations, they may be motivated to reduce the priority placed on our programs or delay certain activities related to our programs or be unwilling to properly fund their share of the development expenses for our programs. Any of these developments could harm our product and technology development efforts, which could seriously harm our business.

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

Our operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs vary to the extent of our research and development and the candidate of clinical trials. As a result, we may incur significant or unanticipated expenses associated with our research and development efforts of our product candidates under development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

●	the timing of release of pre-clinical and clinical trial results and new products and services by our competitors, particularly those that may represent a significant portion of revenues in any given period;

●	the popularity of new products, and products released in prior periods;

●	changes in pricing policies by us or our competitors;

●	our success in entering new geographic markets;

●	decisions by us to incur additional expenses, such as commencing a clinical trial or increases in research and development;

●	the level of expenses associated with our clinical trials; and

●	the timing of compensation expense associated with equity compensation grants.

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

If we fail to obtain regulatory approval for our product candidates, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

●	an inability to raise sufficient capital to commence, conduct, or complete clinical trials;

●	difficulties in finding a partner with the resources to support large and expensive clinical development and commercialization costs;

●	findings in nonclinical trials;

●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

●	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

●	challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of patient population, proximity of patients to clinical sites, eligibility criteria for the trial, nature of the trial protocol, the availability of approved effective treatments for the relevant condition and competition from other clinical trial programs for similar indications;

●	severe or unexpected drug or biologic-related side effects experienced by patients in a clinical trial; and

●	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the trial, lack of efficacy, side effects, or personal issues, or who are lost to further follow up.

Clinical trials also may be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	inspection of manufacturing and drug packaging operations by regulatory authorities;

●	unforeseen safety issues or lack of effectiveness; and

●	lack of adequate funding to continue the clinical trial.

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

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons. The FDA or the applicable foreign regulatory body may:

●	disagree with the design or implementation of one or more clinical trials;

●	decline to deem a product candidate safe and effective for its proposed indication, or deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits.

●	find the data from preclinical studies and clinical trials does not sufficiently support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required for approval;

●	disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties;

●	determine the data collected from clinical trials are insufficient to support the submission or approval of an NDA or other applicable regulatory filing.

●	require additional preclinical studies or clinical trials;

●	identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;

●	grant approval contingent on the performance of costly additional post-approval clinical trials;

●	approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested or with strong warnings that may affect marketability;

●	decline to approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;

●	require a Risk Evaluation and Mitigation Strategy, or REMS, with monitoring requirements or distribution limitations. For example, it is possible that the FDA could require distribution controls in the approval, if any, of our product candidates to prevent inadvertent exposure to pregnant women;

●	decline to approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with whom we contract; or

●	change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;

●	the eligibility criteria for the study in question;

●	the perceived risks and benefits of the product candidate under study;

●	the efforts to facilitate timely enrollment in clinical trials;

●	the patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

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

If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

●	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance; commence criminal investigations and prosecutions;

●	impose injunctions;

●	impose other civil or criminal penalties;

●	suspend any ongoing clinical trials;

●	delay or refuse to approve pending applications or supplements to approved applications filed by us;

●	refuse to permit drugs or active ingredients to be imported or exported to or from the United States;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

●	seize or detain products or require us to initiate a product recall.

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

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product;

●	regulatory authorities may require a recall of the product or we may voluntarily recall a product;

●	regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;

●	we may be subject to limitations as to how we promote the product;

●	we may be required to change the way the product is administered or modify the product in some other way;

●	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

●	sales of the product may decrease significantly;

●	we could be sued and held liable for harm caused to patients; and

●	our brand and reputation may suffer.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we conduct our business. The laws and regulations that may affect our ability to operate include:

●	the federal healthcare program anti-kickback statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the United States False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, which prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●	HIPAA and related implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, or ACA, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, with such information published on a searchable website on an annual basis; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications, and may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

●	the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

●	the effectiveness of our product as compared to other available therapies;

●	the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;

●	the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

●	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

●	physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

●	in the case of oral mucositis, patients’ perceptions of the condition as one for which medical treatment may be appropriate and a prescription therapy may be available;

●	overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

●	proper training and administration of our product candidates by physicians and medical staff;

●	patient satisfaction with the results and administration of our product candidates and overall treatment experience;

●	the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;

●	the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;

●	the prevalence and severity of side effects;

●	limitations or warnings contained in the FDA-approved labeling for our product candidates;

●	any FDA requirement to undertake a REMS;

●	the effectiveness of our sales, marketing and distribution efforts;

●	adverse publicity about our product candidates or favorable publicity about competitive products; and

●	potential product liability claims.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;

●	termination of clinical trial sites or entire trial programs;

●	the inability to commercialize our product candidates;

●	decreased demand for our product candidates;

●	impairment of our brand and/or reputation;

●	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

●	substantial costs of any related litigation or similar disputes;

●	distraction of management’s attention and other resources from our primary business;

●	substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or

●	loss of revenue.

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

To manage our operations, growth and various projects effectively, we must:

●	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

●	attract and retain sufficient numbers of talented employees;

●	develop a marketing, sales, and distribution capability;

●	manage our commercialization activities for our product candidates effectively;

●	establish and maintain relationships with development and commercialization partners;

●	manage our preclinical and clinical trials effectively;

●	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels; and

●	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

Cybersecurity incidents have increased in number and severity recently and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

●	investigation costs and costs to engage specialized consultants;

●	remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack; and

●	litigation and legal risks, including regulatory actions by state and federal regulators.

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

If we fail to comply with our obligations under our intellectual property license agreements, we could lose our license rights that are important to our business and development of our product candidates.

We are a party to two ECC agreements that impose various royalty and other obligations on us. If we fail to comply with these obligations, our collaboration partners may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. Both ECC agreements may be terminated in the event of a breach. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

●	substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies; and

●	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. We have evaluated the effect of the TCJA on our net operating losses for the quarter and the year ending December 31, 2019. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could harm our business.

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of approximately $117,963,000.  We also accumulated U.S. federal and state research tax credits of $2,805,000 as of December 31, 2019.  Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. ). In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

Additionally, the Tax Act, which was enacted on December 22, 2017, significantly reforms the Code, including changes to the rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a twenty-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of net operating losses may significantly impact our ability to use net operating loss carryforwards generated after December 31, 2017, as well as the timing of any such use, and could harm our business.

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

On January 31, 2020 the UK formally withdrew from the EU. Since a significant proportion of the regulatory framework in the UK is derived from EU directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidate in the UK or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidate in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidate, which could significantly and materially harm our business.

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

On November 8, 2017 we issued to Precigen Corporation (“Precigen”) approximately $3.4 million of equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”). The shares of Series C are entitled to (payment-in-kind (“PIK”) dividends thereon at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate is subject to increase to twenty percent (20%) automatically after May 10, 2019. In January of 2020, we paid a dividend on our Series C Preferred Stock to Precigen of 19.542 shares of additional Series C Preferred Stock with a stated value of approximately $661,000. Upon Liquidation of the Company, whether voluntary or involuntary, each holder of shares of Series C Preferred Stock is entitled to receive, in preference to the holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock and to all other equity securities issued by the Company from time to time (the “Junior Securities”), an amount of cash equal to the product of the number of shares of Series C Non-Convertible Preferred Stock then held by such holder, multiplied by the Stated Value per share of Series C Non-Convertible Preferred Stock plus any accrued but unpaid dividends (the “Series C Liquidation Amount”) and no distributions or payments shall be made in respect of any Junior Securities unless all Series C Liquidation Amounts, if any, are first paid in full. The “Stated Value” shall mean $33,847.9874 per share. In January of 2018 we paid a dividend on our Series C Preferred Stock to Precigen of 1.733 shares for the portion of the 2017 fiscal year that the Series C Preferred was outstanding and in January of 2019, we paid a dividend on our Series C Preferred Stock to Precigen of 12.208 shares. On January 27, 2020 we paid a dividend on our Series C Preferred Stock to Precigen of 19.542 shares of additional Series C Preferred Stock. As a result of the recent sale by Precigen of its equity interest in Oragenics to TS Biotechnology LLC, future dividend payments would be paid to TS Biotechnology.

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

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2019, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. In addition to our outstanding shares of preferred stock, as of December 31, 2019, there were currently outstanding warrants to purchase 26,538,593 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The Holder of Our Series C Preferred Stock continues to receive dividends in additional shares of Series C Preferred Stock.

Each issued and outstanding share of Series C Preferred Stock entitled the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value of $33,847 per share, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year. Such Initial Rate was automatically increased to a rate of twenty percent (20%), effective May 10, 2019, for periods after such date. On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Precigen of 1.733 shares of additional Series C Preferred Stock, on January 31, 2019 we paid a dividend on our Series C Preferred Stock to Precigen of 12.208 shares of additional Series C Preferred Stock and on January 27, 2020 we paid an additional annual dividend on our Series C Preferred Stock to the holder of 19.542 shares of additional Series C Preferred Stock. The accruing dividend is payable in additional shares of Series C Preferred Stock that we continue to be obligated to pay annually

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued a total of 4,436,000 shares of common stock, 9,364,000 shares of Series D Preferred Stock convertible into 9,364,000 shares of common stock, and total warrants to purchase 13,800,000 shares of common stock in our recent underwritten public offering that closed on July 17, 2018. As of December 31, 2018, 9,364,000 shares of Series D Preferred Stock had been converted into shares of common stock and 9,505,500 warrants had been exercised. We also issued 16,666,668 shares of common stock, short-term warrants to purchase up to 9,583,334 shares of common stock, and long-term warrants to purchase up to 9,583,334 shares of common stock, as part of our March 25, 2019 underwritten public offering. As a result, our outstanding shares of common stock has increased significantly from 2,738,283 shares as of December 31, 2012 to 46,124,803 shares as of December 31, 2019.

In connection with the Oral Mucositis ECC we entered into on June 9, 2015 and which was amended in November of 2017, we will be required, at our option, to pay up to $37.5 million cash to Precigen or issue up to $37.5 million of additional shares of our common stock to Precigen upon meeting certain milestone events.

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

Provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may discourage, delay or prevent a change of control of our company that a shareholder may consider favorable. These provisions include:

●	authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors without shareholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquirer;

●	the ability of our Board of Directors to amend the bylaws without shareholder approval;

●	vacancies on our Board may only be filled by the remaining directors and not our shareholders;

●	requirements that only our Board, our President or holders of more than 10% of our shares can call a special meeting of shareholders;

●	obligations to make certain payments under executive employment agreements in the event of a change of control and termination of employment; and

●	immediate vesting of all outstanding stock options.

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

The trading price of our common stock has historically been, and may in the future be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

●	announcements of the results of our pending clinical trials;

●	our level of, and expected future use of, working capital;

●	quarter-to-quarter variations in our operating results;

●	our perceived funding needs;

●	the results of testing, technological innovations, or new commercial products by us or our competitors;

●	governmental regulations, rules, and orders;

●	general conditions in the healthcare, dentistry, or biopharmaceutical industries;

●	comments, research reports and/or earnings estimates by securities analysts;

●	developments concerning patents or other intellectual property rights;

●	litigation or public concern about the safety of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of directors, officers and key personnel;

●	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

●	potential litigation initiated against us; and

●	the additional sale of common stock by us in capital raising transactions.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 2,738,283 shares as of December 31, 2012 to 46,124,803 as of December 31, 2019.In addition, there were 16,017,000 shares of our Preferred stock outstanding which are convertible into 2,261,703 shares of our common stock and, as of December 31, 2019, warrants to purchase an additional 26,538,593 shares of our common stock issuable upon exercise of warrants to investors. There were also 2,486,365 shares issuable upon exercise of options outstanding and an additional 5,522,885 shares available for option grants under our 2012 Equity Incentive Plan

The issuance of shares of our common stock under our 2012 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. For example, on June 30, 2016 we issued 904,568 restricted shares of our common stock to three accredited investors (Precigen, the KFLP and our Chairman Dr. Telling) in a private placement. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly. In addition, the conversion of outstanding shares of Series A and Series B convertible preferred stock issued in 2017 private placements into common stock and the subsequent sale of shares of common stock could also cause our stock price to decline significantly.

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

We lease approximately 2,207 square feet for our corporate offices located at 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease costs for the year ended December 31, 2019 were approximately $64,000 which includes insurance, taxes and utilities. In November of 2019, the Company entered into an amendment for the office space in Tampa to extend the term for an additional three years beginning in March of 2020. Under the amended lease agreement, the rental payments are expected to range from $4,524 per month to $4,800 per month.

In addition to our Tampa location we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The lease costs for the year ended December 31, 2019 were approximately $154,000 which includes insurance, taxes and utilities. Lease payments are capped during the term. In June of 2019, the Company entered into an amendment to our lease for the Alachua facility to provide for a term of five years beginning at the end of the existing lease term in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The last price of our common stock as reported on the NYSE American on February 14, 2020 was $0.53 per share. As of February 14, 2020, there were approximately 35 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

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

Our outstanding shares of Series C, Non-Voting, Non-Convertible, Redeemable Preferred Stock (“Series C Preferred Stock”) with a stated value of $33,847 per share has an accruing dividend payable in additional shares of Series C Preferred Stock that we are obligated to pay annually. The accruing dividend increased from 12% to 20% per year after May 10, 2019. In January of 2018, January of 2019, and January 2020, we paid dividends on our Series C Preferred Stock to Precigen (formerly known as Precigen) of 1.733 Series C Preferred shares, 12.208 Series C Preferred shares, and 19.542 Series C Preferred shares, respectively.

Unregistered Sale Of Equity Securities And Use Of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2019. The Company has no publicly announced share repurchase programs.

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

Overview

We are focused on developing effective treatments for oral mucositis and becoming a leader in developing novel antibiotics against infectious disease.

Our Oral Mucositis Product Candidate-Clinical

In June of 2015, we entered into a worldwide Exclusive Channel Collaboration Agreement (“Oral Mucositis ECC”) with Precigen, Inc. (“Precigen”) (formerly known as Intrexon Corporation) and Intrexon Actobiotics NV, a wholly-owned subsidiary of Intrexon, pursuant to which we obtained certain exclusive rights to AG013 as a potential treatment of oral mucositis, or OM for cancer patients, which we intend to continue to develop. AG013, is an oral rinsing solution system designed to deliver human Trefoil Factor 1 (hTFF1) to protect and regenerate damaged mucosal lining of the oral cavity.

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

In a Phase 1b clinical trial in 25 cancer patients with OM, AG013 was safe and well tolerated. Data published in the journal Cancer showed a 35% reduction of the duration of ulcerative OM in the AG013-treated patients versus the placebo-treated patients. Furthermore, close to 30% of the patients treated with AG013 were full responders while all placebo-treated patients developed ulcerative OM. Additionally, in a Phase 1 pharmacokinetic (PK) study in 10 healthy volunteers, AG013 bacteria adhered to the buccal mucosa and actively secrete protein locally, resulting in homogeneous exposure of the entire mucosal surface up to 24 hours after administration of the rinse system.

We developed a Phase 2 protocol for AG013 with the FDA under the fast track designation. In August of 2016, we received feedback from the FDA in response to our Type C meeting and the pursuit of a Phase 2 trial on AG013 for the treatment of oral mucositis in head and neck cancer patients. We filed an Investigational New Drug (“IND”) update in March 2017 and we initiated the Phase 2 study with AG013 in the United States in 2017 and in Europe in 2018. The Phase 2 trial was a double-blind, placebo-controlled, 2-arm, multi-center trial in which approximately 200 patients were randomized in a 1:1 ratio to receive either a placebo or AG013 following meals, beginning on the first day of chemoradiation therapy and continuing through the course of cancer treatment. The study enrolled patients receiving chemoradiation for treatment of head and neck cancer for 7 to 9 weeks. The clinical trial was conducted at clinical sites across the United States and Europe. The purpose of the Phase 2 study (NCT03234465) is to evaluate the efficacy (preventing the occurrence and shortening the duration of severe oral mucositis (“SOM”), safety and tolerability of topically administered AG013 rinse compared to the placebo for reducing the incidence and severity of OM in patients undergoing traditional chemoradiation for the treatment of head and neck cancer. Key efficacy measures include collection of data regarding the duration, time to development, and overall incidence of OM (World Health Organization scale used) during the active treatment phase, beginning from the start of chemoradiation therapy until 2 weeks following its completion.

On December 2, 2019 we announced completion of enrollment in our Phase 2 clinical trial. As of February 27, 2020, all 200 randomized patients, have completed the Phase 2 clinical trial. We expect to release top line results from the trial early in the second quarter of 2020.

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

The DSMB met again in December 2019 and reviewed safety data on the first 150 patients who completed the trial and determined that the clinical trial could continue with no adjustments or further review.

On September 30, 2019, we made a poster presentation at the European Society for Medical Oncology Congress where we announced initial blinded blended data from our Phase 2, placebo-controlled, clinical trial of AG013 in oral mucositis. The presentation described the methods and initial blinded results from the ongoing Phase 2 clinical trial for our lead oral mucositis product candidate, AG013. The initial blinded data, submitted in the abstract, reflected the results for 42 of the 71 enrolled and randomized patients across 48 study sites who had completed their treatment course and demonstrated that in the blinded, combined placebo and active treatment groups, there was sufficient evidence of efficacy and safety to continue the study. Additional data accumulated since poster submission, indicated the blinded efficacy evaluation, which included any patient with SOM after week one of treatment and those receiving a cumulative dose of 55 Gy (week 6 of treatment), demonstrated an overall SOM incidence of 47%, which we believe is lower than would be expected based on historical data in the head and neck cancer population receiving this chemoradiation regimen. The overall rate of SOM was reported in only 13.1% (110 of 842) of evaluable visits. The overall safety profile continues to be consistent with those adverse events that normally occur in cancer patients receiving chemoradiation therapy. The study, however, remains blinded and individual treatment responses remain to be identified.

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

In June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“Lantibiotic ECC”) with Precigen for the development and commercialization of the native strain of MU1140 and related homologs using Precigen’s advanced transgene and cell engineering platforms. Through our work with Precigen, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work with Precigen generated a substantial number of homologs of MU1140. In January 2020 Precigen consummated a reorganization of its ongoing API fermentation operations and assets into ILH Holdings, Inc. which at the time was an affiliate of Precigen. In connection with the reorganization, Precigen assigned the Lantibiotic ECC and related stock issuance agreements to ILH Holdings. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included ILH Holdings and shares of Oragenics securities held by Precigen. As a result of such change by Precigen we expect to continue our research and development and collaboration efforts with ILH Holdings to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

In our pre-clinical studies to support a potential IND filing with the FDA, we tested a total of six homologs of MU1140 for certain compound characteristics, including but not limited to: drug activity (based on minimum inhibitory concentration or “MIC”) equal or better than “standard of care” drugs against certain drug-resistant bacteria, safety, toxicity, stability, and manufacturability. An animal study specifically evaluated homolog efficacy in relation to survival, measurable amounts of Clostridium difficile (“C. diff”) colony forming units, and toxin levels. Three homologs demonstrated promising results with one homolog, OG253, delivered rectally achieving a 100% survival rate throughout the entire study in contrast to an approximately 30% survival rate for the vancomycin positive control.

Based on these early results, we selected a lead candidate, OG253, for which we had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we opted to select a second generation lantibiotic, OG716, for treatment of C. diff as our new lead candidate. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of toxins A & B and C. diff spores.

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We currently expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Based upon the funding available we expect to conduct some of the requisite studies. While we commenced certain of these studies at the end of 2019, we expect to focus on efficient and cost-effective manufacturing of the product to support and be able to conduct further broad-based studies.

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

Recent Developments

Precigen Restructuring. In January 2020 Precigen (formerly known as Intrexon Corporation) consummated a reorganization of its ongoing API fermentation operations and assets into ILH Holdings, Inc. which at the time was an affiliate of Precigen. In connection with the reorganization, Precigen assigned the Lantibiotic ECC and related stock issuance agreements to ILH Holdings. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included ILH Holdings and shares of Oragenics securities held by Precigen.

Financial Overview

Net Revenues

We did not generate any revenue for the years ended December 31, 2019 and 2018, respectively from the sales or licensing of our product candidates.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our ECC agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Nonclinical research and development costs consist of our research activities, nonclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with our ECC agreements with third parties. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $12,120,318 and $5,971,833 for the years ended December 31, 2019 and 2018, respectively.

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

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and Oral Mucositis ECC as to the planning and timing of the research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of clinical trial work related to our oral mucositis product candidate as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

We anticipate that our general and administrative expenses may remain flat, but be subject to variability for, among others, the following reasons:

●	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates;

●	the efforts we undertake from, time to time, to raise additional capital; and

●	the increased payroll, and stock-based compensation, expanded infrastructure and consulting, legal, accounting and investor relations costs associated with being a public company.

Other Income (Expense)

Other income (expense) includes local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

As of December 31, 2019, and 2018, we have net operating loss carryforwards of approximately $117,963,000 and $102,984,000, respectively, to offset future federal and state income taxes. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. We also have research and development tax credit carryforwards of approximately $2,805,000 and $2,301,000 as of December 31, 2019, and 2018, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2039 and 2029, respectively. Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or, could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception which may result in a change in ownership as defined by IRC Section 382, or could result in a change in control in the future. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. There are certain critical estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:

●	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time, we were making the estimate; and

●	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

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

Stock-Based Compensation

U.S. Generally Accepted Accounting Principles (“US GAAP”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met. We account for forfeitures of stock-based awards as a component of compensation expense as the forfeitures occur.

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

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2019 that have had or are expected to have an impact on our financial statements.

Results of Operations:

	Year Ended December 31,
	2019	2018	Increase/Decrease	Percentage
Revenue, net	$—	$—	$—	$—
Operating expenses:
Research, and development	12,120,318	5,971,833	6,148,485	102.96%
General and administrative	3,757,251	4,022,307	(265,056)	-6.59%
Total operating expenses	15,877,569	9,994,140	5,883,429	58.87%
Loss from continuing operations	(15,877,569)	(9,994,140)	(5,883,429)	58.87%
Other income (expense):
Interest income	320,011	86,527	233,484	269.84%
Interest expense	(7,300)	(5,786)	(1,514)	26.17%
Local business tax	(1,601)	(1,188)	(413)	34.76%
Other income	456	446	10	2.24%
Total other income (expense), net	311,566	79,999	231,567	289.46%
Loss from continuing operations before income taxes	(15,566,003)	(9,914,141)	(5,651,862)	57.01%
Income tax benefit	—	—	—	0.00%
Net loss from continuing operations	(15,566,003)	(9,914,141)	(5,651,862)	57.01%
Deemed dividend of Series D preferred stock	—	(1,412,041)	1,412,041	0.00%
Net loss applicable to common shareholders	$(15,566,003)	$(11,326,182)	$(4,239,821)	37.43%

For the Years Ended December 31, 2019 and 2018

Research and Development. Research and development expenses were $12,120,318 for the year ended December 31, 2019 compared to $5,971,833 for the year ended December 31, 2018; an increase of $6,148,485, or 103.0%. This increase was primarily due to increases in costs associated with clinical trial work under our Oral Mucositis ECC and other work under our Lantibiotic ECC, salaries, consulting, rent and utilities, and insurance of costs of $6,137,330, $147,647, $33,125, $25,553, and $16,381, respectively. These increases were partially offset by decreases in stock-based compensation, patent, bonus, and royalty costs of $130,198, $45,766, $30,746, and $28,521, respectively.

General and Administrative. General and administrative expenses were $3,757,251 for the year ended December 31, 2019 compared to $4,022,307 for the year ended December 31, 2018; a decrease of $265,056, or 6.6%. This decrease was primarily due to decreases in non-employee stock-based compensation, bonus, legal and stock-based compensation costs of $264,352, $212,733, $98,604, and $72,814, respectively. These decreases were partially offset by increases in consulting, insurance, salary, travel and entertainment employee benefits, conferences, depreciation, and outside accountant costs of $126,713, $74,819, $58,711, $29,270, $24,714, $24,623, $19,413 and $15,048, respectively.

Other Income (Expense). Other income (expense) was $311,566 for the year ended December 31, 2019 compared to $79,999 for the year ended December 31, 2018; an increase of $231,567. The increase was primarily attributable to an increase in interest income of $233,484.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private and public offerings, debt financing, warrant exercises and grants. As of December 31, 2019, we had an accumulated deficit of $(127,352,826) and we have yet to achieve profitability. We incurred net losses of $(15,566,003) and $(9,914,141) for the years ended December 31, 2019 and 2018, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital to fund our operations. We anticipate that our cash resources as of December 31, 2019, will be sufficient to fund our operations as presently structured through the second quarter of 2021. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2019	2018
Net cash used in operating activities	$(13,012,843)	$(9,079,817)
Net cash used by investing activities	(25,214)	(124,727)
Net cash provided by financing activities	11,097,750	23,246,702
Net (decrease) increase in cash and cash equivalents	$(1,940,307)	$14,042,158

During the years ended December 31, 2019 and 2018, our operating cash flows from operations used cash of $(13,012,843) and $(9,079,817), respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $16,987,690 and $20,765,707 as of December 31, 2019 and 2018, respectively.

Additional details of our financing activities for the periods reflected in this report are provided below:

Financings

The May 2017 Series A Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split, is convertible into one million two hundred thousand shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing. The warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

In connection with the issuance and sale of the Series A Preferred Stock and common stock warrants that were issued commensurate with the issuance of the Series A Preferred Stock, we granted certain demand registration rights and piggyback registration rights with respect to the shares of our Common Stock issuable upon conversion of the Preferred Stock and exercise of the Warrants, pursuant to a Registration Rights Agreement.

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

The May 2017 Precigen Debt Financing and ECC Amendment

On May 10, 2017, concurrently with the above referenced Series A Preferred Stock Financing, we entered into Note Purchase Agreement with Precigen pursuant to which the Company issued a $2,4000,000 unsecured non-convertible promissory note to Precigen (the “Precigen Note”) and amended the first milestone in our Oral Mucositis exclusive channel collaboration agreement (the “May Oral Mucositis ECC Amendment”) with Precigen. The Precigen Note matured in two (2) years and has a simple interest rate of 12% per annum. Proceeds from the Precigen Note were used to fund our AG013 research and clinical trials. In addition to, and as part of the Precigen Note, we amended the first milestone payment on the Oral Mucositis ECC from a $2,000,000 payment upon first dosing of a patient to a $3,000,000 payment upon the earlier of (a) dosing of the last patient, in a Phase 2 clinical trial, and (b) the twenty-four (24) month anniversary of the dosing of the first patient in the Phase 2 clinical trial. Simultaneously with the amendment to the Oral Mucositis ECC a similar amendment was put in place with respect to our Stock Issuance Agreement with Precigen reflecting the milestone amendment. The Precigen Note was subsequently repaid in November 2017 through the issuance of Series C Preferred Stock to Precigen (see below).

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split into one million three hundred and twenty thousand shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock. The warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

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

The Series C Preferred Stock Issuance and Precigen Debt Conversion

Concurrently with the Series B Preferred Stock Financing, we also entered into a Debt Conversion Agreement (the “Precigen Debt Conversion Agreement”) with Precigen Corporation (“Precigen”) pursuant to which Precigen exchanged the $2,400,000 unsecured non-convertible promissory note previously issued by us to Precigen (the “Precigen Note”), the accrued interest on the Precigen Note and trade payables owed by us (collectively the “Debt”) in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) issued by us to Precigen pursuant to the Debt Conversion Agreement which 100 shares have a stated value equal to the amount of the Debt.

In connection with the Precigen Debt Conversion Agreement, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000.

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

On January 25, 2018 we paid a dividend on our Series C Preferred Stock to Precigen of 1.733 shares of additional Series C Preferred Stock, on January 31, 2019 we paid a dividend on our Series C Preferred Stock to Precigen of 12.208 shares of additional Series C Preferred Stock and on January 27, 2020 we paid a dividend on our Series C Preferred Stock to Precigen of 19.542 shares of additional Series C Preferred Stock. As a result of the recent sale by Precigen of its equity interest in Oragenics to TS Biotechnology LLC, future dividend payments would be paid to TS Biotechnology.

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

Future Capital Requirements

Our capital requirements for 2020 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents provide us with limited liquidity. We believe our existing cash and cash equivalents, inclusive of our net proceeds from our March 25, 2019 public offering, will allow us to fund our operating plan through the second quarter of 2021. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with Precigen under the Lantibiotic ECC for the development of MU1140 homologs and in our Oral Mucositis ECC, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the pace of patient enrollment in our clinical trial of AG013;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the determination to redeem all or any portion of our outstanding Series C Preferred Stock;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Precigen;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to achieve our milestones under our ECC agreements and licensing arrangements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Tax Loss and Credit Carryforwards

As of December 31, 2019, and 2018, we have net operating loss carryforwards of approximately $117,964,000 and $102,984,000, respectively, to offset future federal and state income taxes. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. The state tax loss carryforward generated subsequent to December 31, 2017, will expire through 2038, unless previously utilized. We also have research and development tax credit carryforwards of approximately $2,805,000 and $2,301,000 as of December 31, 2019 and 2018, respectively, to offset future federal and state income taxes. Our net operating loss and research and development tax credit carryforwards will expire if not used by 2038 and 2028, respectively. Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or, could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception which may result in a change in ownership as defined by IRC Section 382, or could result in a change in control in the future.

On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. Any change in the Company’s reasonable estimates of the impact of the Jobs Act will be included in the reporting period in which the change is identified in accordance with SAB Topic 5 EE.

At December 31, 2019 and 2018, we recorded a 100% valuation allowance against our deferred tax assets of approximately $30,098,000 and $26,224,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial; Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms. Management believes that, existing controls were effective and operating properly as designed. During 2019, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

Name	Age	Position
Dr. Frederick W. Telling, Ph.D.	68	Chairman and Director
Alan Joslyn, Ph.D.	61	President, Chief Executive Officer and Director
Robert C. Koski	61	Director
Charles L. Pope	68	Director
Dr. Alan W. Dunton, M.D.	65	Director
Michael Sullivan	63	Chief Financial Officer, Secretary and Treasurer
Dr. Martin Handfield	49	Senior Vice President Discovery Research

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

Dr. Alan W. Dunton. Dr. Dunton has served as a Director of Oragenics, Inc. since April 2011. He is the principal owner of Danerius, LLC, a biotechnology consulting company which he founded in 2006. In addition to Oragenics, he is currently a Director of the public biotechnology company, Palatin, Inc. (AMEX: PTN), CorMedix (NASDAQ: CRMD) and Regeneus (ASX: RGS). Dr. Dunton is also a member of the Board of Members or Directors of Cytogel Pharma, a privately-held firm in Darien, Connecticut. He previously served as a Director of Sancilio and Company, MediciNova and Targacept, Inc. Dr. Dunton is also a member of the Board of Director of CorMedix, Inc. (CRMD), a publicly traded biotechnology company in Berkeley Heights, New Jersey since March 2019. Dr. Dunton has held significant senior positions in major pharmaceutical companies. Most recent was from November 2015 through March 2018 as the Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. From January 2007 until March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. He was the non-Executive Chairman and Director of EpiCept, Inc. (OTC MKTS: EPCT) a public biotechnology company developing products for cancer, pain and inflammatory conditions. In 2005, Dr. Dunton served as the Non-Executive Chairman of the Board of Directors of ActivBiotics, Inc., a private biopharmaceutical company. Previously, he was the President and Chief Executive Officer of Metaphore Pharmaceuticals, Inc. from 2003 until 2006, when it merged with ActivBiotics. From 2004 until 2005, Dr. Dunton served as a member of the board of directors of Vicuron Pharmaceuticals until it was acquired by Pfizer, Inc. In 2002, Dr. Dunton served as President, Chief Operating Officer and a director of Emisphere Technologies, Inc., a biopharmaceutical company. From 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. From 1999 to 2001, Dr. Dunton was President and Managing Director of The Janssen Research Foundation, a Johnson & Johnson company. From 1998 to 1999, he served as Group Vice President of Global Clinical Research and Development of Janssen. Prior to joining Janssen, Dr. Dunton was Vice President of Global Clinical Research and Development at the R.W. Johnson Pharmaceutical Research Institute, also a Johnson & Johnson company. Prior to joining Johnson & Johnson, Dr. Dunton held positions in clinical research and development at Syntex Corporation, CIBA-GEIGY Corporation and Hoffmann La Roche Inc. Dr. Dunton holds a MD degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

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

Executive Management

Alan F. Joslyn, Ph.D. The biography of Dr. Joslyn is included above.

Michael Sullivan. Mr. Sullivan has served as our Interim Principal Executive Officer from October 30, 2014 until June 5, 2016 and served as our Chief Financial Officer, Secretary and Treasurer since February 6, 2012. Mr. Sullivan has held senior level financial positions for several publicly and privately held businesses including Utek Corporation, eANGLER, and HSN Direct International Limited. Most recently, he was the Group Financial Officer for the Investigative Services and Litigation Consulting Services segment of First Advantage Corporation a firm specializing in talent acquisition solutions where he streamlined the employee recruitment process. Mr. Sullivan is a Florida Certified Public Accountant. He graduated from the Florida State University with a Bachelor of Science in Accounting and a Master of Business Administration.

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

Independence of Directors

Our common stock is listed on a national securities exchange, the NYSE American. Accordingly, in determining whether our Directors are independent, we are required to comply with the rules of the NYSE American. We also expect to continue to comply with securities and other laws and regulations regarding the independence of directors, including those adopted under Section 301 of the Sarbanes-Oxley Act and Rule 10A-3 under the Securities and Exchange Act of 1934 with respect to the independence of Audit Committee members. The NYSE American listing standards define an “independent director” generally as a person, other than an officer of a company, who does not, in the view of the company’s Board of Directors, have a relationship with the company that would interfere with the director’s exercise of independent judgment. The Board has affirmatively determined that each of the following directors, constituting a majority of the Board, is independent within the meaning of the NYSE American listing standards:

Dr. Frederick W. Telling

Charles L. Pope

Dr. Alan Dunton

Robert Koski

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2019.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended December 31, 2019, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers”:

●	Alan Joslyn, our President and Chief Executive Officer,

●	Michael Sullivan, our Chief Financial Officer, and

●	Martin Handfield, our Senior Vice President of Discovery Research.

The Compensation Committee of our Board of Directors is responsible for establishing and evaluating our policies governing the compensation of our executive officers, including its named executive officers. The Compensation Committee reviews and proposes recommendations to the Board of Directors regarding the compensation to be paid to the Chief Executive Officer. In addition, the Compensation Committee reviews and approves the compensation to be paid to all other executive officers. The Compensation Committee ensures that the total compensation paid to our executive officers is fair, reasonable and competitive. The Compensation Committee has, in the past, at times included the other members of our Board of Directors in its deliberations regarding the salaries of our named executive officers.

At our 2019 Annual Meeting of Stockholders, on an advisory basis, a majority of the stockholders who voted on this matter approved the compensation of our named executive officers as disclosed in our 2019 Proxy Statement. The Compensation Committee believes the views of our stockholders are an important consideration when making decisions regarding our compensation program and will continue to take the views of our stockholders into consideration when assessing our compensation program and making decisions related to the structure and amount of pay.

Business Highlights

This past year was significant for the Company in the focus on completing enrollment in our Phase 2 clinical trial for our AG013 product candidate for the treatment of Oral Mucositis. Our compensation program in 2019 reflects the challenges associated with designing a compensation program at the beginning of the year in light of the efforts directed at the enrollment in a clinical trial. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance, and is confident that the decisions made are reflective of this overarching philosophy.

Compensation Objective

Our named executive compensation programs are designed to achieve the following objectives:

●	Attract, motivate and reward named executive officers whose knowledge, skills, performance and business relationships are critical to our success;

●	Align the interests of our named executive officers and stockholders by motivating named executive officers to ultimately increase stockholder value as well as facilitate retention;

●	Motivate our named executive officers to manage our business to meet our short term and long-range goals and reward accomplishment of these goals;

●	Provide a competitive compensation package which includes some pay for performance factors.

Compensation Determination Process

We conduct an annual review of named executive officer compensation, generally in December or January. At the Compensation Committee’s direction, our Chief Executive Officer prepares an executive compensation review for each named executive officer, other than himself, which includes recommendations for:

●	a proposed year-end bonus, if any, based on the achievement of individual and/or corporate objectives;

●	a proposed increase, if any, in base salary and target annual incentive opportunity for the upcoming year; and

●	an award, if any, of stock options or stock awards for the year under review.

As part of the compensation review, our Compensation Committee also considers changes to a named executive officer’s employment agreement, compensation arrangements, responsibilities or severance arrangements.

In accordance with NYSE requirements, the Compensation Committee also meets in an executive session without the Chief Executive Officer to consider and make recommendations to our Board of Directors regarding the Chief Executive Officer’s compensation, including base salary, cash bonus and year-end annual stock options. The Compensation Committee also grants year-end stock options to other named executive officers based on, among other factors, recommendations by our Chief Executive Officer.

In conjunction with the year-end annual compensation review, or as soon as practicable after the fiscal year-end, our Chief Executive Officer recommends to the Compensation Committee the corporate objectives and other criteria to be utilized for purposes of determining cash bonuses (i) for each named executive officer for the upcoming year (in accordance with that named executive officer’s employment agreement), and (ii) for all other employees as a group. The Compensation Committee in its discretion may revise our Chief Executive Officer’s recommendations or make its own recommendations to our Board of Directors, which may in turn suggest further revisions. At the end of the year, the Compensation Committee, in consultation with our Chief Executive Officer, reviews performance and determines the extent to which any established goals were achieved.

Setting Compensation for Named Executive Officers - Compensation Committee, Board of Directors and Chief Executive Officer

The Compensation Committee of our Board of Directors has the primary responsibility for determining compensation of our named executive officers. Our Compensation Committee recommends the compensation of our Chief Executive Officer and determines all compensation matters for our named executive officers, including base salary, bonuses, and equity compensation. Our Board of Directors, after considering the recommendations of the Compensation Committee, makes the final determination with respect to the compensation of our Chief Executive Officer. Utilizing input from our Chief Executive Officer, the Compensation Committee makes an independent decision on compensation for each other named executive officers, although our Compensation Committee has, on occasion, submitted its compensation determinations for named executive officers to our full Board of Directors for its approval.

Role of Compensation Consultant

Our Compensation Committee is authorized to engage a compensation consultant or other advisors to review our executive officers’ compensation, including a benchmarking analysis against the compensation of executive officers at comparable companies, to ensure that our compensation is market competitive, with the goal of retaining and adequately motivating our senior management. In March 2019, our Compensation Committee retained Korn Ferry as a compensation consultant (“Korn Ferry”) to assess our current compensation programs and provide recommendations for continued improved alignment of the programs with our compensation philosophy and goals and to review and make recommendations regarding our executive and director compensation for 2019.

Our Compensation Committee regularly evaluates the performance of its compensation consultant, considers alternative compensation consultants, and has the final authority to engage and terminate such services. The Compensation Committee has assessed the independence of Korn Ferry pursuant to SEC rules and the applicable listing standards of the NYSE and concluded that no conflict of interest exists that would prevent Korn Ferry from serving as an independent consultant to our Compensation Committee.

During 2019, Korn Ferry attended meetings of our Compensation Committee (both with and without management present) and provided the following services:

●	consulting with the Compensation Committee chair and other members between committee meetings;

●	establishing a compensation comparator peer group for use when making compensation decisions;

●	providing competitive market data based on the compensation peer group for our executive officer positions and evaluating how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;

●	reviewing and analyzing the base salary levels, annual cash bonus opportunities, and equity incentive compensation opportunities of our executive officers;

●	assessing executive compensation trends within our industry, and updating on corporate governance and regulatory issues and developments;

●	reviewing market equity compensation practices, including burn rate and overhang, and advising on the mix of equity award types; and

●	providing competitive market data based on the compensation peer group for the non-employee members of our Board and evaluating the compensation we pay to our non-employee directors.

Benchmarking in the Context of Our Other Executive Compensation Principles

Our Compensation Committee reviews the compensation of similarly-situated executive officers at companies that we consider to be our peers, taking into consideration the experience, position and functional role, level of responsibility and uniqueness of applicable skills of both our executive officers and those of our peers, and the demand and competitiveness for attracting and retaining an individual with each executive officer’s specific expertise and experience. While this analysis is helpful in determining market-competitive compensation for senior management, it is only one factor in determining our executive officers’ compensation, and our Compensation Committee exercises its judgment in determining the nature and extent of its use.

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies. The companies in this compensation peer group for 2019 were selected by our Compensation Committee in Mach 2019, in consultation with Korn Ferry, on the basis of their similarity to us in terms of size, market capitalization, stage of development, research and development spend, industry sector, business strategy, and number of employees.

To analyze the compensation practices of the companies in our compensation peer group, Korn Ferry gathered data from public filings (primarily proxy statements) and from other sources. This market data was then used as a reference point for our Compensation Committee to assess our current compensation levels in the course of its deliberations on forms and amounts of compensation. Given our objective of attracting, retaining, motivating, and rewarding a highly-skilled team of executive officers and other employees, we aim to deliver a total compensation package that is within a competitive range around the median as compared to peers, with an emphasis on equity incentive compensation so as to more effectively tie our named executive officers and employees’ interests to those of our shareholders. In light of this, when undertaking its competitive analysis, our Compensation Committee reviews data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual bonus) and equity compensation. This competitive analysis is one factor, among others, taken into account by our Compensation Committee in assessing current compensation levels and recommending changes to compensation or additional awards of equity. Our Compensation Committee expects to review our compensation peer group at least annually and make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.

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

Elements of Named Executive Compensation

For 2019, the principal components of compensation for our named executive officers consisted of:

●	Annual base salary;

●	Annual bonus incentives; and

●	Equity Incentive Awards/Option Awards.

Annual Base Salary

We provide our named executive officers with base salary to compensate them for services rendered during the year. Generally, the base salaries reflect the experience, skills, knowledge and responsibilities required of each executive officer, and reflect our executive officers’ overall performance and contributions to our business.

During its review of base salaries for executives, the Compensation Committee primarily considers:

●	the negotiated terms of each named executive officer’s employment agreement, if any;

●	an internal review of the named executive officer’s compensation, both individually and relative to other named executive officers; and

●	base salaries paid by comparable companies in the biopharmaceutical industry that have a similar business and financial profile.

Salary levels are considered annually as part of the company’s performance review process. Merit-based increases to salaries are based on management’s assessment of the individual’s performance, the recommendations made by the Chief Executive Officer to the Compensation Committee, and the comparative compensation at peer companies. The factors used in determining increases in base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment. The Compensation Committee periodically reviews the base salary for each executive officer.

Annual Incentive Bonuses

We provide an opportunity for each of our named executive officers to receive an annual incentive bonus based on the satisfaction of individual and company objectives established by our Board of Directors, or if no objectives are established at the discretion of the Committee. These incentives can be paid in cash or stock at the discretion of the Committee. For any given year, these objectives may include individualized goals or company-wide goals that relate to operational, strategic or financial factors such as progress in developing our product candidates, achieving certain manufacturing, intellectual property, clinical and regulatory objectives, and raising certain levels of capital.

2019 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2019 (the “2019 Bonus Plan”). The percentages are weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2019 performance. Under such cash bonus program, Dr. Joslyn, Mr. Sullivan, and Dr. Handfield are eligible for cash bonuses of up to 50%, 35% and 25% of their respective base salaries or $183,750, $80,483, and $51,345 respectively, (each a “Bonus Target”).

The bonuses payable to Dr. Joslyn were based upon the achievement of the following objectives:

(i) Up to 55% of the Bonus Target for objectives related to AG013 clinical trials and development strategy;

(ii) Up to 25% of the Bonus Target for financial performance objectives including the Company’s raising capital, budgeting and regulatory compliance;

(iii) Up to 10% of the Bonus Target for objectives related to lantibiotic program developments;

(iv) Up to 5% of the Bonus Target for strategic initiatives regarding expansion of Company development opportunities; and

(v) Up to 5% of the Bonus Target for administrative and management matters.

The bonuses payable to Mr. Sullivan were based upon the achievement of the following objectives:

(i) Up to 60 % of the Bonus Target for financial performance objectives including the Company’s raising capital, budgeting and regulatory compliance;

(ii) Up to 25% of the Bonus Target for objectives related to cost management of the AG013 clinical trials;

(iii) Up to 5% of the Bonus Target for strategic initiatives regarding expansion of Company development opportunities;

(iv) Up to 5% of the Bonus Target for objectives related to lantibiotic program toxicology studies; and

(v) Up to 5% of the Bonus Target for administrative and management matters.

The bonuses payable to Dr. Handfield were based upon the achievement of the following objectives:

(i) Up to 85% of the Bonus Target for objectives related to lantibiotic program developments, including toxicology studies, grants and publishing of, and presenting research results, and initiating collaborations;

(ii) Up to 10% of the Bonus Target for administrative and management matters; and

(iii) Up to 5% of the Bonus Target for strategic initiatives regarding expansion of Company development opportunities.

The executive officers’ actual bonuses for fiscal year 2019 were eligible to exceed 100% of their 2019 Bonus Target percentage in the event performance exceeded the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2019 Bonus Plan and the actual amount of such bonus, if any, were subject to the discretion of the Committee.

Equity Incentive Compensation

We believe that successful long-term corporate performance is more likely to be achieved with a corporate culture that encourages a long-term focus by our named executive officers and other employees through the use of equity awards, the value of which depends on our stock performance. We established our 2012 Equity Incentive Plan, as amended to provide all of our employees, including our named executive officers, with incentives to help align our employees’ interests with the interests of our stockholders and to enable them to participate in the long-term appreciation of our stockholder value. Additionally, equity awards provide an important retention tool for all employees, as the awards generally are subject to vesting over an extended period of time based on continued service with us.

We typically grant equity awards in connection with hiring a new employee. In addition, equity awards may also be granted for performance annually at, or soon after, the end of each year, depending on position, performance and tenure at the Company.

The determination of whether to grant stock options, as well as the size of such grants, to our named executive officers involves assessments by the Compensation Committee and our Board of Directors and, with respect to named executive officers other than himself, our Chief Executive Officer. Generally, annual equity awards are driven by our desire to retain and motivate our named executive officers, and we consider individual performance and contributions during the preceding year to the extent the Compensation Committee and our Board of Directors believe such factors are relevant. As with base salary and cash bonuses, in evaluating and determining stock option grants to our named executive officers, the Compensation Committee and our Board of Directors also considers publicly available data prepared by Korn Ferry at the request of the Compensation Committee from other similar clinical stage companies identified by the Compensation Committee.

We currently grant stock options or stock awards to new employees when they join our Company based upon their position with us and their relevant prior experience. The range of options that can be granted to employees is prescribed in a schedule based on employee’s title and position. The awards granted by the Compensation Committee generally vest over time during the ten-year option term (although some previously granted awards vest immediately), or upon the achievement of certain milestones. Unless otherwise agreed to by us with respect to a termination without “cause” or for “good reason,” vesting and exercise rights generally cease upon termination of employment, except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our employees and reward, or provide incentive for, the achievement of corporate goals and strong individual performance. Our Board of Directors has not granted our Chief Executive Officer the discretion to grant options to non-executive employees upon joining our Company, or to make grants during each annual non-executive employee review cycle.

It is our policy to award stock options at an exercise price equal to the closing price on the NYSE American Market of our common stock on the date of the grant. For purposes of determining the exercise price of stock options, the grant date is deemed to be the later of the first day of employment for newly hired employees, or the date on which the Compensation Committee approves the stock option grant.

We have no program, practice or plan to grant stock options, in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation, and we have no plan to do so. We do, however, have a policy regarding the adjustment or recovery of stock option awards in connection with the restatement of our financial statements, as our stock option awards have not been tied to the achievement of specific financial statement goals.

Other Compensation

Other aspects of compensation applicable to our named executive officers consist of the following:

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

Employment Agreements. During 2019, the Company had employment agreements in effect with Dr. Alan Joslyn, Mr. Michael Sullivan, and Dr. Martin Handfield. The Company entered into employment agreements with these officers to ensure that they would perform their respective roles with the Company for an extended period of time. In addition, the Company also considered the critical nature of each of their positions and the Company’s need to retain them when the Company committed to these agreements. See “Employment Contracts and Change in Control Arrangements.”

2019 Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2019 achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2019 was competitive with other similarly-sized companies. The Compensation Committee took the following key compensation actions in 2019:

Base Salaries

During 2019, we made no changes in the annual base salaries of our named executive officers.

Determination of Cash Bonus-2019

We made performance-based cash bonus awards pursuant to the terms of the 2019 Bonus Plan to Dr. Joslyn, Mr. Sullivan, and Dr. Handfield of $87,282, $76,458, and $33,374, respectively, based upon their performance during 2019. These performance-based cash bonus awards were made in December of 2019.

Determination of Equity Awards:

We made no equity awards to Dr. Joslyn, Mr. Sullivan, and Dr. Handfield during 2019.

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

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

Tax and Accounting Implications

Deductibility of Executive Compensation

The Compensation Committee takes into consideration the tax consequences of compensation to the named executive officers, but tax considerations are not a significant part of our Company’s compensation policy.

Accounting for Share-Based Compensation

We account for share-based compensation in accordance with the requirements of FASB ASC Topic 718. This accounting treatment has not significantly affected our executive compensation decisions.

Clawbacks

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

Consideration of Stockholder Advisory Vote on Executive Compensation

The Compensation Committee also expects to consider the results of our stockholder advisory vote on executive compensation. At the Company’s previous annual meeting, the Company’s shareholders voted in favor of the compensation of our named executive officers: approximately 91.7% of the shares represented in person or by proxy having voted in favor of the program. In light of these results, the Compensation Committee decided to substantially continue to continue the executive compensation program in 2019. The Board of Directors determined that stockholder advisory votes on executive compensation will be submitted to stockholders of the Company annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2019 and 2018 for services in all capacities paid or accrued by the Company to Dr. Alan Joslyn, Mr. Michael Sullivan, our Chief Financial Officer, and our next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2019 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Dr. Alan Joslyn	2019	$367,500	$87,282	$—	$—	$33,612	$488,394
President and Chief Executive Officer	2018	$350,000	$140,000	$—	$330,280	$14,703	$834,983

Michael O. Sullivan	2019	$229,950	$76,458	$—	$—	$6,899	$313,307
Chief Financial Officer	2018	$219,000	$72,818	$—	$207,180	$6,570	$505,568

Dr. Martin Handfield	2019	$205,380	$33,374	$—	$—	$6,162	$244,916
Senior Vice President Discovery Research	2018	$195,600	$39,120	$—	$182,560	$5,868	$423,148

(1)	The amounts in this column for 2019 represent a performance-based cash bonus award made pursuant to the terms of the Bonus Plan 2019 which was earned and paid in 2019.

(2)	No equity awards were made to our named executive officers in 2019.

(3)	Amounts in this column for Dr. Joslyn, Mr. Sullivan and Dr. Handfield represent the Company’s matching contributions to our Simple IRA retirement plan. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned. For Dr. Joslyn, the amount reflected also includes $22,587 which represents amounts reimbursed by the Company for Dr. Joslyn’s expense in commuting to the Company’s headquarters in Tampa, Florida. Such reimbursement amount is included in Dr. Joslyn’s compensation.

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

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2019:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Dr. Alan Joslyn	266,666	133,334	(1)	0.73	9/27/2028
President and Chief Executive Officer	28,000			1.52	6/22/2028
	9,334	4,666	(2)	3.70	6/22/2027
	30,000			5.50	6/6/2026

Michael O. Sullivan	166,666	83,334	(1)	0.73	9/27/2028
Chief Financial Officer	18,000			1.52	6/22/2028
	11,666	5,834	(2)	3.70	6/22/2027
	20,000			13.20	3/16/2025
	4,000			8.80	12/8/2024
	2,500			8.60	10/30/2024
	4,500			12.00	2/10/2022

Dr. Martin Handfield	146,666	73,334	(1)	0.73	9/27/2028
Senior Vice President of Discovery Research	16,000			1.52	6/22/2028
	9,334	4,666	(2)	3.70	6/27/2027
	15,000			13.20	3/16/2025
	4,000			8.80	12/8/2024
	1,680			15.00	9/27/2021

(1)	Represents awards that are time vested with each award vesting evenly on an annual basis over two years, subject to earlier vesting upon a change in control as defined in the award agreements.

(2)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.

The Company believes that the total compensation paid to its named executive officers for the fiscal year ended December 31, 2019 achieved the overall objectives of its executive compensation program. In accordance with its overall objectives, executive compensation for 2019 was competitive with other similarly-sized companies. The Compensation Committee and Board took the following key compensation actions in 2019:

●	Determination of Annual Base Salaries

On December 19, 2018, the Compensation Committee and Board authorized increases in the annual salary for each of the Company’s named executive officers effective January 1, 2019 in the amounts set forth below.

Name	Annual Salary For 2018	Increase	Annual Salary For 2019
Dr. Alan Joslyn	$350,000	$17,500	$367,500
Michael Sullivan	$219,000	$10,950	$229,950
Dr. Martin Handfield	$195,600	$9,780	$205,380

Director Compensation

The Director Compensation program for 2019 consisted of the following:

Non-employee directors

Cash Compensation. The Director compensation program for 2019 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000 and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

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

Our Compensation Committee and our Board of Directors use market data as one means of evaluating and establishing Board remuneration. In 2019, the Compensation Committee engaged Korn Ferry, as a compensation consultant (“Korn Ferry”), and has assessed Korn Ferry’s independence pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Korn Ferry from independently advising the Compensation Committee. Korn Ferry advises the Compensation Committee on matters related to executive compensation, board remuneration and related governance matters.

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

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2012 Incentive Plan. In 2019 at the time of determining such annual equity award the Board considered the view of its compensation consultant Korn Ferry and revised its annual equity awards from 4,000 shares of restricted stock and an award of 8,000 stock options to an annual award of stock options which was based upon a value of $75,000 and equated to 156,400 stock options which were awarded under the Company’s 2012 Incentive Plan at an exercise price of $0.48 per share, the closing price on the June 20, 2019, the date of grant to each of our non-employee directors. The options are subject to time-based vesting over a one-year period on the quarterly anniversary of the date of the grant provided that the recipient remains a director of the Company through the vesting date. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company.

Discretionary Awards. As part of the Director Compensation Program, the Board may also make discretionary equity-based awards from time to time under our 2012 Incentive Plan. No such awards were made in 2019.

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

Long-term Incentive Compensation. The Company did not have a Long-Term Incentive Compensation plan in place performance in 2019 for its Non-Employee Directors.

The following table sets forth the compensation of our non-employee Directors in 2019.

Director Compensation Table

Name	Fees earned or paid in cash (1)	Stock Awards	Option awards (2)	All other compensation (3)	Total
Dr. Frederick W. Telling	$107,500	$—	$75,072	$—	$182,572
Robert C. Koski	$45,000	$—	$75,072	$—	$120,072
Charles L. Pope	$82,500	$—	$75,072	$—	$157,572
Dr. Alan W. Dunton	$75,000	$—	$75,072	$7,500	$157,572

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2019 in connection with their Board service.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). As part of the Company’s non-employee Director Compensation Program, each non-employee Director was awarded 156,400 stock options under the Company’s 2012 Incentive Plan at an exercise price of $0.48 per share, the closing price on the June 20, 2019, the date of grant. The options are subject to time-based vesting over a one-year period on the quarterly anniversary of the date of the grant provided that the recipient remains a director of the Company through the vesting date. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company. As of the end of the year non-employee directors, Telling, Koski, Pope and Dunton have aggregate options to acquire, 326,040, 325,540, 326,040 and 326,040, respectively and there are no stock awards outstanding for any non-employee director.

(3)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board related meetings and a $7,500 payment to a company controlled by Dr. Dunton for consulting services.

Employee Directors

The Director Compensation Program provides that employee Directors receive no additional compensation in connection with their board service. There was one employee Director in 2019, Dr. Joslyn, our Chief Executive Officer, and no separate compensation is paid for his service as a director. For a summary of Dr. Joslyn’s compensation see the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of February 25, 2020 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned	Percentage of ownership (2)
Directors and officers
Dr. Frederick W. Telling (3)	982,983	2.1%
Alan Joslyn (4)	870,334	1.9%
Robert C. Koski (5)	2,402,289	5.0%
Charles L. Pope (6)	471,553	1.0
Dr. Alan Dunton (7)	504,706	1.1
Michael Sullivan (8)	491,589	1.0
(All Directors and officers as a group 6 persons)	5,723,454	11.4%

5% shareholders
Intracoastal Capital LLC (9)	3,333,334	6.7%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 25, 2020, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 46,124,803 shares of the Common Stock outstanding as of February 25, 2020. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3)	Includes: (i) 443,445 shares able to be acquired pursuant to stock options, and (ii) 200,000 shares able to be acquired upon the exercise of warrants and excludes 195,675 shares subject to options that have not vested.

(4)	Includes (i) 734,001 shares able to be acquired pursuant to stock options; and (ii) 66,666 shares able to be acquired upon the exercise of warrants. Excludes 537,999 shares subject to options that have not vested.

(5)	The share amounts include: (i) 1,086,483 shares held by the Koski Family Limited Partnership (“KFLP”) of which Mr. Koski is a general partner; (ii) 300,000 shares able to be acquired by the KFLP upon conversion of Series B Convertible Preferred Stock; (iii) 241,936 shares able to be acquired by the KFLP upon exercise of warrants; (iv) 277,839 shares owned directly by Mr. Koski; (v) 53,086 shares owned directly by trusts for which Mr. Koski serves as sole trustee as follows: the Robert Clayton Koski Trust for the benefit of Anthony James Hunter (10,760 shares); The Robert Clayton Koski Trust for the benefit of Hunter Buchanan Koski (10,760 shares); The Robert Clayton Koski Trust for the benefit of Clayton Ward Bennett (10,000 shares); and The Robert Clayton Koski Trust for the benefit of Robert Edward Koski (10,760 shares) and the Robert Clayton Koski Trust for the benefit of Elyse Margaux Koski (10,806 shares); and (vi) 442,945 shares able to be acquired pursuant to stock options and excludes 195,675 shares subject to options that have not vested.

(6)	Includes: 443,445 shares able to be acquired pursuant to stock options and excludes 195,675 shares subject to options that have not vested.

(7)	Includes: (i) 482,580 shares able to be acquired pursuant to stock options and (ii) 20,000 shares able to be acquired upon the exercise of warrants and excludes 195,675 shares subject to options that have not vested.

(8)	Includes: 477,834 shares able to be acquired pursuant to stock options and excludes 339,166 shares subject to options that have not vested.

(9)	Based upon information provided by Intracoastal Capital LLC (“Intracoastal”) in its Schedule 13G filing with the SEC on February 11, 2020, Intracoastal is the beneficial owner of 3,333,334 shares of Common Stock, which consisted of (i) 1,666,667 shares of Common Stock issuable upon exercise of Series 1 Warrant and (ii) 1,666,667 shares of Common Stock issuable upon exercise of Series 2 Warrant. Mr. Mitchell P. Kopin is the manager of Intracoastal and the Schedule 13G is filed on behalf of Mr. Daniel Asher, Mr. Kopin and Intracoastal. The warrants are also subject to a 9.99% ownership blocker, pursuant to which shares of our common stock may not be issued to the extent such issuance would cause Intracoastal to beneficially own more than 9.99% of our outstanding common stock. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2019 with respect to the 2012 Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	2,486,365	$1.47	5,522,885
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—
Total:	2,486,365	$1.47	5,522,885

(1)	The Company does not have any equity compensation plans that have not been approved by shareholders.

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

The July 17, 2018 Underwritten Public Offering

On July 17, 2018, we closed an underwritten public offering of units for gross proceeds of approximately $13.8 million, which includes the full exercise of the underwriter’s over-allotment option to purchase additional shares and warrants, prior to deducting underwriting discounts and commissions and offering expenses payable by us. The Company’s non-employee directors, Frederick Telling and Alan Dunton participated in the Public Offering through the purchase of 100,000 shares and 20,000 shares, respectively, of the Company’s common stock and warrants to purchase 100,000 shares and 20,000 shares, respectively, of the Company’s common stock. Dr. Telling and Dr. Dunton’s participation was approved by our Audit Committee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Mayer Hoffman McCann P.C. (“MHM”), in the categories indicated during each of the past two fiscal years ended December 31:

Services Rendered	2019	2018
Audit Fees (1)	$151,500	$155,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	12,200	9,250
All Other Fees (4)	—	—
	$163,700	$164,250

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C.

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

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

(c)	Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	10-K	001-32188	4.1	3/29/19

4.2	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.3	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.4	Form of Series 1 Warrant	8-K	001-32188	4.1	3/25/19

4.5	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Of 1934					X

10.1	Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Intrexon Corporation (n/k/a Precigen, Inc.) dated as of June 5, 2012 (“Lantibiotic ECC”).*	8-K	001-32188	10.1	6/11/12

10.2	Amendment No. 1 to the Lantibiotic ECC dated July 21, 2016.	10Q	001-32188	10.10	8/15/16

10.3	Amendment No. 2 to the Lantibiotic ECC dated November 8, 2017.	8-K	001-32188	10.6	11/9/17

10.4	Stock Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation (n/k/a Precigen, Inc.) dated as of June 5, 2012 (“Lantibiotic SIA”).	8-K	001-32188	10.2	6/11/12

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.5	Amendment to Lantibiotic SIA dated as of November 8, 2017.	8-K	001-32188	10.8	11/9/17

10.6	Notice of Assignment of Lantibiotic ECC and Lantibiotic SIA by and between Oragenics, Inc. and Intrexon Corporation (n/k/a Precigen Inc.) to ILH Holdings Inc. effective January 1, 2020					X

10.7	Exclusive Channel Collaboration Agreement with Intrexon Corporation (n/k/a Precigen, Inc.) dated June 9, 2015, as amended and subsequently assigned to ActoBio Therapeutics, Inc., a wholly owned subsidiary of Precigen, Inc.	10-Q	001-32188	10.2	8/13/18

10.8	Stock Purchase and Issuance Agreement by and between Oragenics, Inc. and Intrexon Corporation (n/k/a Precigen Inc. dated as of June 9, 2015 (“Oral Mucositis SIA”).*	8-K	001-32188	10.2	7/11/15

10.9	Amendment No. 1 to Oral Mucositis SIA dated as of May 10, 2017.	8-K	001-32188	10.5	5/11/17

10.10	Amendment No. 2 to Oral Mucositis SIA dated as of November 8, 2017.	8-K	001-32188	10.14	11/9/17

10.11	Notice of Assignment of Oral Mucositis SIA by Intrexon Corporation (n/k/a Precigen Inc.), effective January 1, 2018.	10-K	001-32188	10.20	2/16/18

10.12	Joinder to Assignment of Oral Mucositis SIA by and between Oragenics, Inc. and Intrexon Corporation (n/k/a Precigen Inc.) and ActoBio Therapeutics, Inc. (n/k/a Precigen ActoBio Inc.), effective January 1, 2018.	10-K	001-32188	10.21	2/16/18

10.13	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.14	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.15	Second Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).					X

10.16	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.17	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.18	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.19	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.20	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.21	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.22	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.23	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +					X

10.24	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.25	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015. +	8-K	001-32188	10.1	2/25/15

10.26	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

10.27	Executive Employment Agreement between the Company and Alan Joslyn dated effective June 6, 2016. +	8-K	001-32188	10.1	6/6/16

10.28	First Amendment to Employment Agreement between the Company and Alan Joslyn effective June 6, 2018. +	8-K	001-32188	10.1	6/11/18

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2020

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

Signature	Title	Date

/s/ Alan Joslyn	President and Chief Executive Officer	March 4, 2020
Alan Joslyn

/s/ Michael O. Sullivan	Chief Financial Officer (Principal	March 4, 2020
Michael O. Sullivan	Accounting and Financial Officer)

/s/ Robert C. Koski	Director	March 4, 2020
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	March 4, 2020
Frederick W. Telling

/s/ Charles L. Pope	Director	March 4, 2020
Charles L. Pope

/s/ Alan W. Dunton	Director	March 4, 2020
Alan W. Dunton

Financial Statements

Oragenics, Inc.

Financial Statements

Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oragenics, Inc. (“Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2005

March 4, 2020, Clearwater, Florida

Oragenics, Inc.

Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$18,267,994	$20,208,301
Prepaid expenses and other current assets	570,071	1,724,975
Total current assets	18,838,065	21,933,276
Property and equipment, net	91,968	116,276
Operating lease right-of-use assets	822,684	—
Total assets	$19,752,717	$22,049,552
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,541,415	$1,043,356
Short-term notes payable	143,864	124,213
Operating lease liabilities	165,096	—
Total current liabilities	1,850,375	1,167,569

Long-term liabilities
Operating lease liabilities	670,690	—
Total long-term liabilities	670,690	—

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 113.941 and 101.733 Series C shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	6,513,396	6,100,182
Common stock, $0.001 par value; 200,000,000 shares authorized 46,124,803 and 29,433,135 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	46,125	29,433
Additional paid-in capital	138,024,957	126,125,976
Accumulated deficit	(127,352,826)	(111,373,608)
Total shareholders’ equity	17,231,652	20,881,983
Total liabilities and shareholders’ equity	$19,752,717	$22,049,552

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Operations

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$12,120,318	$5,971,833
General and administrative	3,757,251	4,022,307
Total operating expenses	15,877,569	9,994,140
Loss from operations	(15,877,569)	(9,994,140)
Other income (expense):
Interest income	320,011	86,527
Interest expense	(7,300)	(5,786)
Local business tax	(1,601)	(1,188)
Other income	456	446
Total other income (expense), net	311,566	79,999
Loss before income taxes	(15,566,003)	(9,914,141)
Income tax benefit	—	—
Net loss	$(15,566,003)	$(9,914,141)
Deemed dividend of Series D preferred stock	$—	$(1,412,041)
Net loss applicable to common shareholders	(15,566,003)	(11,326,182)
Basic and diluted net loss per share	$(0.37)	$(0.87)
Shares used to compute basic and diluted net loss per share	42,283,947	13,039,123

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2019 and 2018

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2017	4,928,335	$4,928	18,600,100	$6,309,608	$101,402,570	$(101,400,797)	$6,316,309
Compensation expense relating to option issuances	—	—	—	—	996,038	—	996,038
Issuance of common stock - shelf takedown, net of expenses	900,000	900	—	—	1,509,427	—	1,510,327
Conversion of Series A preferred stock to common stock	258,300	258	(2,583,000)	(268,096)	267,838	—	—
Issuance of common stock, Series D preferred stock and warrants, net of expenses	4,436,000	4,436	9,364,000	4,464,107	7,963,086	—	12,431,629
Conversion of Series D preferred stock to common stock	9,364,000	9,364	(9,364,000)	(4,464,107)	4,454,743	—	—
Warrant exercises	9,505,500	9,506	—	—	9,495,995	—	9,505,501
Series C dividend	—	—	2	58,670	—	(58,670)	—
Issuance of restricted common stock	16,000	16	—	—	24,304	—	24,320
Issuance of common stock in exchange for services	25,000	25	—	—	11,975	—	12,000
Net loss	—	—	—	—	—	(9,914,141)	(9,914,141)
Balances at December 31, 2018	29,433,135	$29,433	16,017,102	$6,100,182	$126,125,976	$(111,373,608)	$20,881,983
Compensation expense relating to option issuances	—	—	—	—	552,997	—	552,997
Issuance of common stock - shelf takedown, net of expenses	16,666,668	16,667	—	—	11,334,010	—	11,350,676
Series C dividend	—	—	12	413,214	—	(413,214)	—
Issuance of common stock in exchange for services	25,000	25	—	—	11,975	—	12,000
Net loss	—	—	—	—	—	(15,566,003)	(15,566,003)
Balances at December 31, 2019	46,124,803	$46,125	16,017,114	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,566,003)	$(9,914,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,622	30,110
Stock issued as compensation to non-employee directors	—	24,320
Stock-based compensation expense	552,997	996,038
Stock issued in exchange for services	12,001	12,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,427,481	(453,456)
Accounts payable and accrued expenses	498,059	225,312
Net cash used in operating activities	(13,012,843)	(9,079,817)
Cash flows from investing activities:
Purchase of property and equipment	(25,214)	(124,727)
Net cash used by investing activities	(25,214)	(124,727)
Cash flows from financing activities:
Payments on short-term notes payable	(252,926)	(200,755)
Net proceeds from issuance of common stock, convertible preferred stock, and warrants	11,350,676	12,431,629
Proceeds from issuance of common stock for warrant exercise	—	9,505,501
Net proceeds from issuance of common stock and warrants	—	1,510,327
Net cash provided by financing activities	11,097,750	23,246,702
Net (decrease) increase in cash and cash equivalents	(1,940,307)	14,042,158
Cash and cash equivalents at beginning of period	20,208,301	6,166,143
Cash and cash equivalents at end of period	$18,267,994	$20,208,301
Supplemental disclosure of cash flow information:
Interest paid	$7,300	$5,786
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$272,577	$244,490
Par value of restricted shares issued	—	$16
Stock dividend on Series C preferred stock	$413,214	$58,670
Par value of common stock issued in connection with Series A Preferred Stock conversion	$—	$259
Value of Series A preferred stock converted into common stock	$—	$268,096
Par value of common stock issued in connection with Series D Preferred Stock conversion	$—	$9,364
Deemed dividend on Series D preferred stock	—	$1,412,041
Par value of common stock issued in exchange for services	$25	$25
Conversion of Series D preferred stock to common stock	$—	$4,464,107

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Oragenics, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

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

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $(15,566,003) and used cash of $(13,012,843 in its operating activities during the year ended December 31, 2019. As of December 31, 2019, the Company had an accumulated deficit of $(127,352,826) and cash flows from operations were negative throughout 2019.

During 2019, 2018, 2017, 2016, 2013 and 2012 the Company raised $12,500,000, $25,105,500, $9,684,799, $4,666,667, $14,900,000 and $13,000,000 in gross proceeds respectively through the sale of its preferred and common stock, the exercise of warrants, and with the conversion of a note payable to shareholder and accrued expenses to preferred stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2019 will be sufficient to meet the business objectives, as presently structured, through the second quarter of 2021, as such, there is substantial doubt that we can continue as a going concern beyond that date without additional interim funding.

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

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings and may receive funding through the exercise of outstanding warrants. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs and forego future development and other opportunities.

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

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2019, that have had or are expected to have an impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the financial statements are stock-based compensation, valuation of warrants and stock options, and income tax valuation allowance.

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

Stock-Based Compensation

US GAAP requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met. We account for forfeitures of stock-based awards as a component of compensation expense as the forfeitures occur.

Warrants

The Company used the Black Scholes Option Pricing Model in calculating the relative fair value of any warrants that have been issued.

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2019, and 2018.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of product candidates. These expenses consist primarily of the following: employee-related expenses, which include salaries and benefits and attending science conferences; costs incurred in connection with Exclusive Channel Collaboration (“ECC”) agreements with third parties, expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees for and milestone payments related to in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. The Company expenses research and development costs as incurred.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2019, the uninsured portion of this balance was $18,017,994. As of December 31, 2018, the uninsured portion of this balance was $19,958,301.

3. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2019 and 2018:

	2019	2018
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	944,657	936,041
Leasehold improvements	487,871	487,871
Office and computer equipment	302,825	286,227
	1,756,095	1,730,881
Accumulated depreciation and amortization	(1,664,127)	(1,614,605)
Property and equipment, net	$91,968	$116,276

Depreciation and amortization expense for the years ending December 31, 2019 and 2018 was $62,622 and $30,110 respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2019 and 2018:

	2019	2018
Accounts payable trade	$1,207,231	$828,706
Precigen Collaboration Agreements	131,089	39,607
Professional fees	55,000	46,775
Vacation	143,095	123,268
Consulting fees	5,000	5,000
Total accounts payable and accrued expenses	$1,541,415	$1,043,356

5. Short-Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2019 and 2018:

	2019	2018
Product liability insurance financing of $17,688 and $28,915, due in monthly installments of $1,599 and $2,696 including principal and interest at 5.69% and 5.09% through February 10, 2020 and February 12, 2019, respectively	$3,177	$5,295
Directors’ and officers’ liability insurance financing of $254,889 and $215,575 due in monthly installments of $23,842 and $20,115 including principal and interest at 5.74% and 5.24% through June 24, 2020 and June 24, 2019, respectively	140,687	118,918
Total short-term notes payable	$143,864	$124,213

6. Shareholders’ Equity

Common Stock

2018 Public Offerings

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

2019 Public Offering

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

Dr. Frederick Telling and Dr. Alan Joslyn, who are Directors of the Company, participated in the offering through the purchase of 100,000 shares and 66,667 shares, respectively, of the Company’s common stock and Series 1 warrants to purchase 50,000 shares and 33,333 shares, and Series 2warrants to purchase 50,000 shares and 33,333 shares respectively, of the Company’s common stock. Dr. Telling and Dr. Joslyn’s participation was approved by our Audit Committee.

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

Other Share Issuances.

On February 1, 2019, the Company issued 12,500 shares of its common stock, and May 1, 2019, respectively, the Company issued 12,500 shares of its common stock as partial consideration for the acquisition of certain services. As of December 31, 2018, the Company had issued 25,000 shares of its common stock as partial consideration for the acquisition of certain services.

As of December 31, 2018, 9,364,000 constituting all outstanding shares of Series D Preferred Stock had been converted into shares of Common Stock.

As of December 31, 2018, 9,505,500 warrants issued in connection with the Public Offering had been exercised resulting in the issuance of 9,505,500 shares common stock.

On March 9, 2018, a holder of 2,583,000 shares of the Company’s Series A Convertible Preferred Stock, converted the Series A Convertible Preferred Stock into 258,300 shares of the Company’s common stock.

Preferred Stock

Issuance of Series A Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split and the previous conversion of 2,583,000 shares of Series A Preferred Stock into 258,300 shares of the Company’s common stock, is convertible into nine hundred, forty one thousand, seven hundred and one shares of our common stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of common stock at the first closing and we issued an aggregate of 602,414 shares of common stock at the second closing. The warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

The full $3,300,000 of Series B Convertible Preferred Stock is convertible, after giving effect to the reverse stock split into one million three hundred and twenty thousand and two shares of our Common Stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $2.50 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of 1,064,518 shares of Common Stock. The warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $3.10 per share.

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

The Series C Non-Voting, Non- Convertible Preferred Stock Financing Precigen Debt Conversion

Concurrently with the Series B Preferred Stock Financing, we also entered into a Debt Conversion Agreement (the “Precigen Debt Conversion Agreement”) with Precigen, Inc. (formerly Intrexon Corporation (“Intrexon”) pursuant to which Precigen exchanged the $2,400,000 unsecured non-convertible promissory note previously issued by us to Precigen (the “Precigen Note”), the accrued interest on the Precigen Note and trade payables owed by us (collectively the “Debt”) in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) issued by us to Precigen pursuant to the Debt Conversion Agreement which 100 shares have a stated value equal to the amount of the Debt.

In connection with the Precigen Debt Conversion Agreement, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000.

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

As a result of the recent sale by Precigen of its equity interest in Oragenics to TS Biotechnology LLC, future dividend payments would be paid to TS Biotechnology.

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

As of December 31, 2019, 9,364,000 consisting of all outstanding shares of Series D Preferred Stock had converted into shares of common stock in accordance with the terms for conversion.

As of December 31, 2019, there are 26,538,593 warrants, 2,486,365 stock options, 9,417,000 shares of Series A Preferred stock, and 6,600,000 shares of Series B Preferred stock outstanding. If all warrants, stock options, and Preferred shares were exercised (other than on a net issuance basis), the total number of outstanding common shares would be 77,411,464 as of December 31, 2019.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2019 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$3.10	48,387	48,387	9/19/2022
$3.10	462,106	462,106	5/10/2024
$3.10	602,414	602,414	7/25/2024
$3.10	1,064,518	1,064,518	11/8/2024
$2.00	900,000	900,000	4/10/2023
$1.00	4,294,500	4,294,500	7/17/2025
$0.75	9,583,334	9,583,334	09/25/2020	*
$0.90	9,583,334	9,583,334	3/25/2024
	26,538,593	26,538,593

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

On July 17, 2018, the Company announced the closing of an underwritten public offering (the “Public Offering”) of Class A Units, priced at a public offering price of $1.00 per unit, with each unit consisting of one share of common stock and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share, and Class B Units, priced at a public offering price of $1.00 per unit, with each unit comprised of one share of series D preferred stock (the “Series D Preferred Stock”), which is convertible into one share of common stock, and a seven-year warrant to purchase one share of common stock with an exercise price of $1.00 per share. The exercise price of the warrants is fixed and do not contain any variable pricing features or any price based anti-dilutive features. The exercise price of the warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, dilutive issuances, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. A total of 13,800,000 warrants to purchase 13,800,000 shares of common stock were issued in the Public Offering. As of December 31, 2019, 9,505,500 warrants issued in connection with the Public Offering have been exercised.

On April 6, 2018 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 900,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.00 per share. The Company also issued unregistered warrants to the investors in a concurrent private placement to purchase up to an equivalent number of shares of the Company’s common stock with an exercise price of $2.00 per share. The warrants were not exercisable until six months following issuance and will expire five years from the date of issuance.

7. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) in September 2002 which was subsequently amended on several occasions until it was amended and restated as the Company’s 2012 Equity Incentive Plan, as amended (the “2012 Incentive Plan”). In May 2017, the 2012 Incentive Plan was amended to increase the available number of shares authorized for issuance under the 2012 Incentive Plan by 1,500,000 shares of common stock from 4,000,000 shares of common stock to 5,500,000 shares of common stock. In December 2017, the 2012 Incentive Plan was amended to increase the available number of shares authorized for issuance under the 2012 Incentive Plan by 2,000,000 shares of common stock from 5,500,000 shares of common stock to 7,500,000 shares of common stock.

On January 8, 2018, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of 1 for 10, which became effective January 19, 2018. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options.

At the Company’s Annual Meeting of Shareholders held on June 22, 2018, the shareholders approved an amendment to the Company’s 2012 Incentive Plan solely to increase the shares available for awards thereunder by 1,500,000 shares. In addition, at the Company’s Annual Meeting of Shareholders, held on June 20, 2019, the shareholders approved an amendment to the Company’s 2012 Equity Incentive Plan (the “Plan”) solely to increase the common shares available for awards thereunder by an additional 6,000,000 shares and ratified an amendment approved by shareholders at the prior year’s annual meeting to increase the shares available under the Plan by 1,500,000 shares. The aggregate number of shares of the Company’s common stock currently authorized pursuant to its Plan, as amended, is 8,250,000 and the Company’s Plan, as amended continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017). As of December 31, 2019, an aggregate of 2,486,365 shares of common stock are covered by outstanding option awards and 5,522,885 shares of common stock are available for future awards under the Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options can generally vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2019, and 2018, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

●	Expected dividend yield — based on the Company’s historical dividend yield.

●	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

●	Risk-free interest rate — based on the US Treasury yield curve in effect at the time of grant.

●	Expected life of options — based on the Company’s historical life of options exercised, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2019 and 2018:

	2019	2018
Expected dividend yield	0%	0%
Weighted-average expected volatility	154-158%	161-163%
Weighted-average risk-free interest rate	2.10 - 2.43%	2.90% - 3.06%
Expected life of options	10 years	10 Years

Total compensation cost related to stock options was $552,996 and $996,038 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $168,697 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

The following table represents stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,812,133	$1.89	9.37	$185,250
Forfeited	(1,928)	54.00
Granted	676,160	0.49
Outstanding at December 31, 2019	2,486,365	$1.47	8.67	$22,229
Exercisable at December 31, 2019	1,798,419	$1.77	8.51	$11,114

The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31, 2019 and 2018:

	2019	2018
Weighted average grant date fair value of stock options granted per share	$0.49	$0.79
Intrinsic value of stock options exercised	—	—
Grant date fair value of stock options that vested	$522,361	$1,290,860

8. Exclusive Channel Collaboration Agreements (“ECC”)

The Company has the following Exclusive Channel Collaboration agreements (“ECCs”):

The Lantibiotic ECC

On June 5, 2012, the Company entered into the Lantibiotic ECC with Precigen, Inc. (“Precigen”) (formerly known as Intrexon) that governs a “channel collaboration” arrangement in which the Company will use Precigen’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC grants the Company an exclusive worldwide license to use patents and other intellectual property of Precigen in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Precigen’s written consent. The Lantibiotic ECC establishes committees comprised of Company and Precigen representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Company has agreed to indemnify and hold Precigen harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Precigen Materials (as defined in the Lantibiotic ECC), (iii) our breach of a material representation, warranty or covenant in the Lantibiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

Precigen may terminate the Lantibiotic ECC if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by Precigen that is a “Superior Therapy” as defined in the Lantibiotic ECC. We may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to Precigen. Upon termination of the Lantibiotic ECC, the Company may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

●	commercialized by the Company;

●	approved by regulatory authorities;

●	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

●	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by Precigen due to an uncured material breach by the Company or a voluntary termination by the Company).

The Company has ongoing obligations and commitments with respect to the Lantibiotic ECC. See Note 11 — Commitments and Contingencies and See Note 13 — Subsequent Events.

The Oral Mucositis ECC

On June 9, 2015, the Company entered into an the Oral Mucositis ECC with Precigen and Precigen Actobiotics NV (formerly known as “Intrexon Actobiotics NV”) (“Actobiotics”), a wholly-owned subsidiary of Precigen, through which the Company intends to research, develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (collectively, the “Program”). Contemporaneously with the Oral Mucositis ECC, the Company and Precigen also entered into a Stock Issuance Agreement (the “SIA”) which authorized the issuance of the Technology Access Fee and the future stock issuance of our Common Stock to Precigen upon the achievement of designated milestones. The ECC governs the “channel collaboration” arrangement in which we will use Precigen’s proprietary technology relating to the identification, design and production of genetically modified bacteria (the “Technology”) for the purpose of developing the Program. The Oral Mucositis ECC provides for the establishment of committees comprised from us and Precigen representatives that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts, and intellectual property. The Company has agreed to indemnify and hold Precigen harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of Precigen Materials (as defined in the Oral Mucositis ECC) or materials that are Actobiotics IP (as defined in the Oral Mucositis ECC), (iii) our breach of a material representation, warranty or covenant in the Oral Mucositis ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

The Oral Mucositis ECC grants the Company an exclusive worldwide license to utilize Precigen’s and Actobiotics’ intellectual property to develop and commercialize products, including the continued development and commercialization of AG013, for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria, but, in any case, excluding the delivery of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer (the “Field”). It also grants us an exclusive license in the Field under all Information Controlled by Actobiotics (or otherwise by Precigen) and existing as of the Effective Date relating to the regulatory approval of AG013, including regulatory filings, data, clinical trial reports, and rights thereunder. Under the Oral Mucositis ECC, and subject to certain exceptions, we are responsible for, among other things, funding the further anticipated development of products toward the goal of commercialization, conducting preclinical and clinical development of candidate products, as well as for other aspects of manufacturing and the commercialization of the product(s).

The Company may voluntarily terminate the Oral Mucositis ECC upon 90 days written notice to Precigen. Precigen may also terminate the Oral Mucositis ECC if the Company breaches and fails to cure the breach within 60 days or the Company does not pursue development of the Superior Therapy identified by Precigen that is a “Superior Therapy” as defined in the Oral Mucositis ECC. Upon termination of the Oral Mucositis ECC, the Company may continue to develop and commercialize any Company Product that, at the time of termination that satisfies at least one of the following criteria:

(i)	the particular Oragenics Product is being sold by the Company triggering profit sharing payments under the Oral Mucositis ECC to Precigen;

(ii)	the particular Oragenics Product has received regulatory approval;

(iii)	the particular Oragenics Product is a subject of an application for regulatory approval in the Field covered by the Oral Mucositis ECC that is pending before the applicable regulatory authority;

(iv)	the particular Oragenics Product is AG013, and such Oragenics Product has been the subject of at least one completed Phase 2 clinical trial (as such is defined by relevant FDA guidelines) during the Term; or

(v)	the particular Oragenics Product other than AG013 and such Oragenics Product is the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field.

Among other things, Precigen is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process. See Note 11 — Commitments and Contingencies.

9. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2019 and 2018 were $36,074 and $29,946, respectively.

10. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Current	$—	$—
Deferred	3,873,976	2,492,392
Valuation Allowance	(3,873,976)	(2,492,392)
Total provision for income taxes	$—	$—

At December 31, 2019 and 2018, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforward	$29,424,801	$25,628,753
Accrued vacation	35,933	30,051
Non-qualified stock compensation	638,413	566,367
Restricted stock	(808)	(808)
Total deferred tax assets, net	30,098,339	26,224,363
Less valuation allowance	(30,098,339)	(26,224,363)
Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2019 and 2018:

	2019	2018
Income tax benefit computed at statutory federal rate of 21% and 21%, respectively	$(3,268,861)	$(2,081,970)
State income tax benefits, net of federal expense (benefit)	(676,343)	(430,770)
Change in valuation allowance	3,873,976	2,492,392
Non-deductible expenses	3,065	121,487
Other	68,163	(101,139)
Total	$—	$—

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

Accordingly, a valuation allowance of $30,098,339 and $26,224,363 has been provided in the accompanying financial statements as of December 31, 2019 and 2018, respectively. The 2019 net change in valuation allowance related to deferred tax assets was an increase of $3,796,048 primarily relating to net operating loss carryforwards. The 2018 net change in valuation allowance related to deferred tax assets was a decrease of $10,055,163 primarily relating to net operating loss carryforwards and a change in the effective tax rate.

At December 31, 2019, the Company has federal and state tax net operating loss carryforwards of approximately $117,964,000. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to a limitation of 80% of federal taxable income. The state tax loss carryforward generated subsequent to December 31, 2017, will expire through 2039, unless previously utilized. The Company also has federal research and development tax credit carryforwards of approximately $2,805,000. The federal tax credit carryforward will expire through 2039, unless previously utilized.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or, could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception which may result in a change in ownership as defined by IRC Section 382, or could result in a change in control in the future.

For the years ended December 31, 2019 and 2018, the Company incurred $503,944 and $285,127, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2017	$2,015,650
Additions based on tax positions related to the current year	233,944
Additions for the tax positions of prior years	—
Reductions for the tax positions of prior years	—
Balance as of December 31, 2018	$2,249,594
Additions based on tax positions related to the current year	503,944
Additions for return-to-provision true-up	51,183
Reductions for the tax positions of prior years	—
Balance as of December 31, 2019	$2,804,721

Included in the balance at December 31, 2019 and 2018, are $2,804,721 and $2,249,594, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2019 and 2018 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

11. Commitments and Contingencies

The Lantibiotic ECC

Under the Lantibiotic ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Precigen is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of Precigen’s patents.

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

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amendment, the Company has agreed to make certain payments, in cash, to Precigen upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

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

Pursuant to the terms of the amendment, we will also pay Precigen on a quarterly basis 10% of Net Sales derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis and we will pay Precigen on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

On July 21, 2016, the Lantibiotics ECC was amended to revise the definition of Field in view of a provisional patent application filing between Precigen and Oragenics and to further clarify Oragenics’ rights under the Lantibiotic ECC to genetically modified Streptococcus mutans that express Lantibiotic(s).

During the year ended December 31, 2019, we paid cash of $2,250, and during the year ended December 31, 2018, we paid cash of $-0-, to Precigen under the Lantibiotic ECC.

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2019.

The Oral Mucositis ECC

Under the Oral Mucositis ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of products toward the goal of commercialization, conducting preclinical and clinical development of candidate products, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Precigen is responsible for technology discovery efforts, cell-engineering development, and certain aspects of the manufacturing process.

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

Pursuant to the terms of the Oral Mucositis ECC, as amended, we are obligated to pay Precigen on a quarterly basis 12% of the net sales derived from the sale of products developed from the exclusive channel collaboration. We are also obligated to pay Precigen on a quarterly basis, 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

In November of 2017, the Stock Issuance Agreement and Oral Mucositis ECC were amended. Under the terms of the amendment, the Company has agreed to make certain payments to Precigen upon our achievement of designated milestones in the form of shares of our Common Stock (based upon the fair market value of the shares otherwise required to be issued) unless the issuance of such shares would reasonably likely cause Precigen to consolidate our financial statements with Precigen’s financial statements, or at our option make a cash payment to Precigen. The milestone events and amounts payable are as follows:

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

During the year ended December 31, 2019, we paid cash of $380,900, and during the year ended December 31, 2018, we paid cash of $460,056, to Precigen under the Oral Mucositis ECC.

None of the Oral Mucositis ECC milestones had been achieved as of December 31, 2019.

The Oral Mucositis ECC provides that in the event (i) Oragenics is required to make a milestone payment in cash as an issuance of shares would cause Precigen to consolidate the Company’s financial statements with Precigen’s financial statements, and (ii) Oragenics reasonably concludes that a cash milestone payment would have an adverse effect on its working capital needs over the next twelve (12) months, then such cash payment shall be in the form of an interest bearing promissory note with a maturity date of less than twelve (12) months and include other conventional market terms that would not be expected to unreasonably have an adverse effect on Oragenics working capital needs over such twelve (12) month period.

Leases

Lab Facility-Alachua. The Company’s Alachua facility is being leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments range from $9,641 per month to $10,851 per month. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. Total rental expense for the Alachua facility during the year ended December 31, 2019 was approximately $154,000. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2020. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. Under the amended lease agreement, the rental payments range from $4,524 per month to $4,800 per month. Total rent expense under this lease was approximately $64,000 for the year ended December 31, 2019.

Supplemental balance sheet information related to leases is as follows:

December 31, 2019
Operating lease right-of-use assets	$822,684

Operating lease liabilities - Short term	$165,096
Operating lease liabilities - Long term	670,690
Total operating lease liabilities	$835,786

Weighted Average Remaining Lease Term In Years
Operating leases	4.46

Weighted Average Discount Rate
Operating leases	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2020	208,467
2021	210,561
2022	217,379
2023	169,657
2024	146,718
Total	$952,782
Less: Imputed interest	(116,996)
Present value of lease liabilities	$835,786

The cost component of operating leases is as follows:

For the Twelve Months Ended December 31, 2019
Operating lease cost	$214,359
Short-term lease cost	3,989
Total lease cost	$218,348

Supplemental cash flow information related to operating leases is as follows:

For the Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(201,256)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Right-of-use assets obtained in exchange for new operating lease liabilities	$176,027
Right-of-use assets and lease liabilities obtained from lease modifications	$815,937

12. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited financial statements appearing herein.

	2019
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	3,394,210	4,904,854	3,920,453	3,658,053
Net Loss	(3,325,717)	(4,806,460)	(3,836,549)	(3,597,278)
Net Loss applicable to common shareholders	(3,325,717)	(4,806,460)	(3,836,549)	(3,597,278)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.10)	$(0.08)	$(0.08)

	2018
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	2,121,704	2,283,549	2,764,341	2,824,546
Net Loss	(2,119,397)	(2,281,289)	(2,757,835)	(2,755,620)
Net Loss applicable to common shareholders	(2,119,397)	(2,281,289)	(4,169,876)	(2,755,620)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.42)	$(0.38)	$(0.35)	$(0.09)

13. Subsequent Events

In January 2020, Precigen (formerly Intrexon Corporation) consummated a reorganization of its ongoing API fermentation operations and assets into ILH Holdings, Inc. which at the time was an affiliate of Precigen. In connection with the reorganization, Precigen assigned the Lantibiotic ECC and related stock issuance agreements to ILH Holdings. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included ILH Holdings and shares of Oragenics securities held by Precigen. On January 27, 2020 we paid a dividend on our Series C Preferred Stock to Precigen of 19.542 shares of additional Series C Preferred Stock. As a result of the recent divestiture by Precigen of its equity interest in Oragenics to TS Biotechnology LLC, future dividend payments would be paid to TS Biotechnology.

