Form 10-Q
period 2020-06-30
ORAGENICS INC
filed 2020-08-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

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

As of August 7, 2020, there were 61,004,917 shares of Common Stock, $.001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OGEN	NYSE American

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,629,023	$18,267,994
Prepaid expenses and other current assets	295,490	570,071
Total current assets	9,924,513	18,838,065
Property and equipment, net	67,341	91,968
Operating lease right-of-use assets	740,086	822,684
Total assets	$10,731,940	$19,752,717
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,057,256	$1,541,415
Short-term notes payable	132,088	143,864
Operating lease liabilities	170,680	165,096
Total current liabilities	1,360,024	1,850,375

Long-term liabilities:
Operating lease liabilities	583,866	670,690
Total long-term liabilities	583,866	670,690

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 133.483 and 113.941 Series C shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,174,854	6,513,396
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,362,803 and 46,124,803 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	55,363	46,125
Additional paid-in capital	147,097,173	138,024,957
Accumulated deficit	(145,539,340)	(127,352,826)
Total shareholders’ equity	8,788,050	17,231,652
Total liabilities and shareholders’ equity	$10,731,940	$19,752,717

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$11,543,973	$3,879,146	$15,256,652	$6,292,908
General and administrative	808,333	1,025,708	2,327,416	2,006,156
Total operating expenses	12,352,306	4,904,854	17,584,068	8,299,064
Loss from operations	(12,352,306)	(4,904,854)	(17,584,068)	(8,299,064)
Other income (expense):
Interest income	16,495	99,427	61,010	169,517
Interest expense	(885)	(733)	(2,593)	(2,030)
Local business tax	(600)	(300)	(1,200)	(600)
Miscellaneous income	—	—	1,795	—
Total other income, net	15,010	98,394	59,012	166,887
Loss before income taxes	(12,337,296)	(4,806,460)	(17,525,056)	(8,132,177)
Income tax benefit	—	—	—	—
Net loss	$(12,337,296)	$(4,806,460)	$(17,525,056)	$(8,132,177)
Basic and diluted net loss per share	$(0.24)	$(0.10)	$(0.36)	$(0.21)
Shares used to compute basic and diluted net loss per share	52,222,473	46,120,545	49,173,638	38,330,274

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional		Total
					Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	865,110	—	865,110
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Net loss	—	—	—	—	—	(5,187,760)	(5,187,760)
Balances at March 31, 2020	46,124,803	$46,125	16,017,133.483	$7,174,854	$138,890,067	$(133,202,044)	$12,909,002
Compensation expense relating to option issuances	—	—	—	—	157,145	—	157,145
Issuance of common stock from warrant exercise	38,000	38	—	—	28,462	—	28,500
Issuance of common stock and warrants for the acquisition of Noachis Terra	9,200,000	9,200	—	—	8,021,499	—	8,030,699
Net loss	—	—	—	—	—	(12,337,296)	(12,337,296)
Balances at June 30, 2020	55,362,803	$55,363	16,017,133.483	$7,174,854	$147,097,173	$(145,539,340)	$8,788,050

	Common Stock		Preferred Stock		Additional		Total
					Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	29,433,135	$29,433	16,017,101.733	$6,100,182	$126,125,976	$(111,373,608)	$20,881,983
Compensation expense relating to option issuances	—	—	—	—	145,829	—	145,829
Issuance of common stock - shelf takedown, net of expenses	16,666,668	16,667	—	—	11,399,009	—	11,415,676
Issuance of common stock in exchange for services	12,500	12	—	—	5,988	—	6,000
Series C dividend	—	—	12.208	413,214	—	(413,214)	—
Net loss	—	—	—	—	—	(3,325,717)	(3,325,717)
Balances at March 31, 2019	46,112,303	$46,112	16,017,113.941	$6,513,396	$137,676,802	$(115,112,539)	$29,123,771
Compensation expense relating to option issuances	—	—	—	—	164,588	—	164,588
Issuance of common stock - shelf takedown, net of expenses	—	—	—	—	(65,000)	—	(65,000)
Issuance of common stock in exchange for services	12,500	13	—	—	5,988	—	6,001
Net loss	—	—	—	—	—	(4,806,460)	(4,806,460)
Balances at June 30, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$137,782,378	$(119,918,999)	$24,422,900

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,525,056)	$(8,132,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,985	26,192
Stock-based compensation expense	1,022,255	310,417
Stock issued in exchange for services	—	12,001
Stock issued for purchase of Noachis Terra	8,030,699	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	274,581	1,387,250
Accounts payable and accrued expenses	(484,159)	697,695
Net cash used in operating activities	(8,655,695)	(5,698,622)
Cash flows from investing activities:
Purchase of property and equipment	—	(11,354)
Net cash used in investing activities	—	(11,354)
Cash flows from financing activities:
Borrowings under short-term notes payable	132,088	—
Payments on short-term notes payable	(143,864)	(129,375)
Proceeds from issuance of common stock for warrant exercise	28,500	—
Net proceeds from issuance of common stock and warrants	—	11,350,676
Net cash provided by financing activities	16,724	11,221,301
Net (decrease) increase in cash and cash equivalents	(8,638,971)	5,511,325
Cash and cash equivalents at beginning of period	18,267,994	20,208,301
Cash and cash equivalents at end of period	$9,629,023	$25,719,626
Supplemental disclosure of cash flow information:
Interest paid	$2,387	$2,045
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$—	$17,688
Stock dividend on Series C preferred stock	$661,458	$413,215
Par value of common stock issued in exchange for services	$—	25

See accompanying notes.

Oragenics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996; however, operating activity did not commence until 1999. We are focused on the creation of the TerraCoV2 immunization product candidate to combat the novel coronavirus pandemic and the further development of effective treatments for novel antibiotics against infectious disease.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2020 and December 31, 2019 (audited) and three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2020. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $7,533,686 and used cash of $6,730,695 in its operating activities during the six months ended June 30, 2020. As of June 30, 2020, the Company had an accumulated deficit of $135,547,970.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at June 30, 2020, together with the proceeds from recent warrant exercises, will be sufficient to meet the business objectives as presently structured into the first quarter of 2021. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

3. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Oragenics, Inc. and our wholly-owned subsidiary Noachis Terra, Inc. All intercompany balances and transactions have been eliminated.

Recently Issued Accounting Pronouncements

There are no additional accounting pronouncements issued or effective during the three and six months ended June 30, 2020 that have had, or are expected to have, a material impact on our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are contingent consideration, stock-based compensation, valuation of warrants, and income tax valuation allowance.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, and restricted stock grants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

Stock-Based Compensation

US GAAP requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met. In connection with adopting ASU 2016-09, the Company made an accounting policy election to account for forfeitures in compensation expense as they occur.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2020, the uninsured portion of this balance was $9,379,023. As of December 31, 2019, the uninsured portion of this balance was $18,017,994.

4. Acquisition

On May 1, 2020, the Company entered into a Stock Purchase Agreement with the sole shareholder of Noachis Terra Inc. (“NTI”), pursuant to which the Company acquired one hundred percent (100%) of the total issued and outstanding common stock of NTI (the “Transaction”). In exchange, the shareholder received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 has been applied to extinguish NTI’s pre-Transaction liabilities (a portion of which were due to the shareholder); (ii) 9,200,000 restricted shares of the Company’s common stock, the sale of which shares cannot occur until the earlier of (a) the Company’s share price closing above $2.50 per share, (b) the Company’s announcement that it has received funding from the Biomedical Advanced Research and Development Authority (“BARDA”), NIH or any other Governmental Authority to fully fund the development program for SARS-CoV-2 vaccine, or (c) six months from the Transaction’s closing; and (iii) warrants to purchase 9,200,000 shares of the Company’s common stock, which warrants carry an exercise price of $1.25 per share, a five-year term, and may not be exercised until the Company has obtained shareholder approval with respect to the exercisability of the warrants pursuant to the New York Stock Exchange American (“NYSE”) requirements. Following such approval, the warrants may not be exercised until the earlier of (a) notification of BARDA’s willingness to fund development of the TerraCoV2 vaccine product candidate, (b) Phase 1 clinical results demonstrating activity, or (c) the first anniversary of the Transaction’s closing. The Company is also obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding.

At the closing of the Transaction, the aggregate fair value of purchase consideration was $9,955,699, consisting of $1,925,000 of cash, the Company’s common stock (9,200,000 shares), and warrants to purchase the Company’s common stock, as follows:

Fair Value
Cash - Initial Cash Payment	$1,925,000
Equity - Common Stock	4,627,600
Equity - Warrants	3,403,099
Total fair value of consideration	$9,955,699

The Company determined that the acquisition should be accounted for as an asset purchase. The asset which was acquired was in-process research and development which does not have any alternative uses and therefore the aggregate fair value of the purchase price being recorded in research and development expenses in 2020.

5. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Research and development	$25,328	$35,784	$147,847	$72,087
General and administrative	131,817	128,804	874,408	238,330
Total Stock-based compensation	$157,145	$164,588	$1,022,255	$310,417

The following table summarizes the stock option activity during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2019	2,486,365	$1.47	8.67	$22,229
Granted	3,235,984	$0.48	—	$—
Exercised	—	$—	—	$—
Forfeited	(1,000)	$100.00	—	$—
Outstanding at June 30, 2020	5,721,349	$0.89	9.01	$856,600

Exercisable at June 30, 2020	3,778,519	$1.08	8.80	$473,689

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2019 and June 30, 2020, respectively.

Total unrecognized compensation cost related to unvested stock options was $578,529 as of June 30, 2020 and is expected to be recognized over a weighted-average period of less than two years.

As of June 30, 2020, 2,287,901 shares of common stock are available for future awards under the Plan.

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

6. Warrants

On May 1, 2020, the Company issued warrants to the former sole shareholder of Noachis Terra Inc. (“NTI”) in connection with the Company’s acquisition of NTI (the “NTI Warrants”). The NTI Warrants are exercisable at $1.25 per share, and have a five-year term. The NTI Warrants may not be exercised until the Company has obtained shareholder approval with respect to the exercisability of the NTI Warrants pursuant to the New York Stock Exchange American (“NYSE”) requirements. In addition, the NTI Warrants may not be exercised until the earlier of (a) notification of BARDA’s willingness to fund development of the TerraCoV2 vaccine product candidate, (b) Phase 1 clinical results demonstrating activity, or (c) the first anniversary of the issuance of the NTI Warrants.  See Note 4. Acquisition.

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

Each short-term warrant had an exercise price of $0.75 per share of common stock, is immediately exercisable, and were subject to expiration on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following the Company’s release of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and expire five years following the date of issuance.

On April 15, 2020, 38,000 of the short-term warrants were exercised generating $28,500 in cash proceeds to the Company. On April 15, 2020, the Company announced the top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. As a result, 9,545,334 of the short-term warrants expired by their terms on May 14, 2020. As of June 30, 2020, there were no short-term warrants outstanding.

A summary of warrant activity for the year ended December 31, 2019 and the three and six months ended June 30, 2020 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2018	7,371,925	$1.74
Granted	19,166,668	0.83
Exercised	—	—
Expired	—	—
Balance - December 31, 2019	26,538,593	1.08
Granted	9,200,000	1.25
Exercised	(38,000)	0.75
Expired	(9,545,334)	0.75
Balance - June 30, 2020	26,155,259	$1.26

The warrants outstanding as of June 30, 2020 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	4,294,500	7/17/2025
$0.90	9,583,334	3/25/2024
$1.25	9,200,000	5/1/2025
	26,155,259

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

See Note 10. Subsequent Events for information on recent exercises of certain outstanding warrants.

7. Short-Term Notes Payable

As of June 30, 2020 and December 31, 2019, the Company had $132,088 and $143,864, respectively, in short-term notes payable for the financing of various insurance policies and for the financing of certain expenses covered under the Paycheck Protection Program.

Paycheck Protection Program

On May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the Paycheck Protection Program (the “PPP”). The PPP, established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after an initial period of eight weeks (extended to twenty-four weeks on June 5, 2020) as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent, and utilities and maintains it payroll levels. The amount of the loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with deferral of payments over the first six months. The Company believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, however no assurance can be provided that action will not be taken that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

Directors’ and Officers’ Insurance

On August 7, 2019 the Company entered into a short-term note payable for $254,889 bearing interest at 5.74% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 22, 2020.

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

8. Commitments and Contingencies

Additional Consideration–NTI Acquisition. In connection with the Company’s acquisition of NTI, the Company is obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding.

NIH License

Through NTI, the Company is a party to a Patent License and Biological Materials License Agreement (the “License Agreement” or “NIH License”), dated March 23, 2020, with the United States Department of Health and Human Services (the “HHS”), as represented by the National Institute of Allergy and Infectious Diseases (“NIAID”), an Institute within the National Institutes of Health (“NIH”). Under the terms of the License Agreement, we hold a nonexclusive, worldwide license to certain specified patent rights (including patent applications, provisional patent applications and Patent Cooperation Treaty (“PCT”) patent applications) and biological materials relating to the use of pre-fusion coronavirus spike proteins to exploit products (“Licensed Products”) and practice processes (“Licensed Processes”) that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for SARS-CoV-2.

Under the terms of the License Agreement, the NIAID is entitled to receive a non-creditable, nonrefundable upfront license issue royalty of $30,000 and reimbursement of $11,739 for our pro rata share of the NIAID’s past and future patent prosecution-related expenses (which amounts have already been paid). Additionally, the NIAID is entitled to receive lump sum nonrefundable minimum annual royalties, which increase in the year after the first commercial sale of any Licensed Products or the practice of any Licensed Processes, as well as lump sum benchmark royalties following our completion of certain commercial development and sales-related benchmarks. The NIH is entitled to receive earned royalties on the annual net sales of Licensed Products and the practice of any Licensed Processes (subject to certain reductions), at certain low- to mid-single digit royalty rates, which rates vary based on the total amount of annual net sales and the geographic market in which those sales occur. We must provide regular written reports to the NIAID on the development status of and royalty payments relating to the Licensed Products and the Licensed Processes.

The License Agreement will expire upon (a) twenty (20) years from the first commercial sale where no licensed patent rights exist or have ceased to exist or (b) the expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. The NIH may terminate or modify the license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NIH.

The Lantibiotic ECC

Under the Company’s Lantibiotic ECC with ILH Holdings, Inc. (n/k/a Eleszto Genetika, Inc. (“EGI”)) (the “Lantibiotic ECC”), and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, EGI is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of EGI’s patents.

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

In November of 2017, the Stock Issuance Agreement was also amended. Under the terms of the amendment, the Company has agreed to make certain payments, in cash, to EGI upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

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

Pursuant to the terms of the amendment, we will also pay EGI on a quarterly basis 10% of Net Sales derived in that quarter from the sale of products developed from the Lantibiotic ECC, calculated on an Oragenics Product-by-Oragenics Product basis and we will pay EGI on a quarterly basis 25% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement.

On July 21, 2016, the Lantibiotics ECC was amended to revise the definition of Field in view of a provisional patent application filing between EGI and Oragenics and to further clarify Oragenics’ rights under the Lantibiotic ECC to genetically modified Streptococcus mutans that express Lantibiotic(s).

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2020.

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

Supplemental balance sheet information related to leases is as follows:

June 30, 2020
Operating lease right-of-use assets	$740,086

Operating lease liabilities - Short term	$170,680
Operating lease liabilities - Long term	583,866
Total operating lease liabilities	$754,546

Weighted Average Remaining Lease Term In Years
Operating leases	3.96

Weighted Average Discount Rate
Operating leases	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2020	$104,366
2021	210,561
2022	217,379
2023	169,656
2024	146,719
Total	$848,681
Less: Imputed interest	(94,135)
Present value of lease liabilities	$754,546

The cost component of operating leases is as follows:

For the Six Months Ended June 30, 2020
Operating lease cost	$112,162
Short-term lease cost	738
Total lease cost	$112,900

Supplemental cash flow information related to operating leases is as follows:

For the Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$112,846

9. Shareholders’ Equity

Common Stock

On May 1, 2020, the Company issued (i) 9,200,000 shares of Common Stock and (ii) warrants to acquire 9,200,000 shares of Common Stock in connection with its acquisition of Noachis Terra Inc. See Note 4. Acquisition.

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

10. Subsequent Events

Termination of Oral Mucositis Development Program and ECC. On July 9, 2020, the Company determined to cease further development of AG013 for the treatment of oral mucositis discontinued the Phase 2 trial and withdrew the applicable Investigational New Drug application. The Company, Precigen, Inc. (“Precigen”) and Precigen’s wholly owned subsidiary, also mutually agreed to terminate the Exclusive Channel Collaboration (“ECC”) agreement for AG013 as a treatment of severe oral mucositis in cancer patients. The Company expects to continue to comply with any applicable regulatory requirements with respect to the discontinuation of the clinical trial.

Warrant Exercises. Between June 30, 2020 and July 28, 2020 the Company issued an additional 5,632,115 shares of common stock as a result of the exercise of certain outstanding warrants as follows: (i) an additional 750,000 warrants of the Company’s previously reported remaining outstanding warrants to acquire 4,294,500 shares of Common Stock at an exercise price of $1.00 per share issued in connection with its July 2018 public offering (the “2018 Warrants”), were exercised and (ii) 4,882,115 warrants of the Company’s previously reported outstanding warrants to acquire 9,583,334 shares of Common Stock at an exercise price of $0.90 per share issued in connection with its March 2019 public offering (the “2019 Warrants”), were exercised (the “Warrant Exercises”). The Warrant Exercises provided aggregate gross proceeds to the Company of $5,143,903.

Additional Consideration Payment – NTI Acquisition. As a result of the Warrant Exercises, the Company paid $1,216,281 of additional consideration to the sole former shareholder of NTI. The additional consideration payment will be included in operating expenses.

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

Overview

We are focused on the creation of the TerraCoV2 immunization product candidate to combat the novel coronavirus pandemic and the further development of novel antibiotics against infectious disease.

Our SARS-CoV-2 Vaccine Product Candidate— Terra CoV2

As a result of our acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra Inc. (“Noachis Terra”) we are now dedicated to the development and commercialization of a vaccine product candidate to provide specific, lifetime immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion coronavirus spike proteins and their use in the development and commercialization of vaccine to provide specific, lifetime immunity from SARS-CoV-2.

Coronaviruses are a family of viruses that can, when transmitted to humans, lead to upper-respiratory infections. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In early August 2020, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 18,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 700,000. Currently, no governmental regulatory authority in the United States has approved a vaccine specifically targeting SARS-CoV-2 or COVID-19. We intend to combine the research, patent applications and biological materials covered by our NIH license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis.

Corona viruses, such as SARS -CoV-2, possess signature protein spikes on their outer capsule. The NIH license covers patents and data on a vaccine candidate that was created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in ht pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (CHO) cell line.  Aragen Bioscience, a leading contract research organization focused on accelerating preclinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen has successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and is currently developing both the analytical tests and identifying preliminary cell line growth conditions to optimize the spike protein titers.

While working with Aragen Bioscience, a leading contract research organization focused on accelerating preclinical biologics product development, to advance the Company’s recently acquired COVID-19 vaccine candidate, TerraCoV2, the National Institutes of Health-created stabilized pre-fusion spike protein gene has been successfully inserted into Chinese Hamster Cells (“CHO”) and “mini-pool” production and analytical development are underway. The transfer to full-scale manufacture is expected to commence later this summer.

The NIH’s preclinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (a TLR-4 agonists that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. We expect to request a Food and Drug Administration (FDA) pre-Investigational New Drug (IND) meeting in 3Q20 to refine the preclinical immunogenicity and toxicology programs, the Chemistry, Manufacturing & Controls (CMC) criteria and discuss the phase 1 clinical protocol design for the TerraCoV2 vaccine candidate. We anticipate conducting Phase 1 human clinical studies in early 2021.

We expect to use our available cash resources to continue to advance the development of TerraCoV2 with full development being contingent upon grant funding from the Biomedical Advanced Research and Development Authority (“BARDA”) or the receipt of additional equity funding.

Our Antibiotic Product Candidate-OG716

Members of our scientific team discovered that a certain bacterial strain, Streptococcus mutans, produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Approximately 60 lantibiotics have been discovered, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market along with the increased use of currently available antibiotics due to secondary infections in SARS-CoV-2 infected patients.

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

In June 2012, we entered into the Lantibiotic Exclusive Channel Collaboration agreement (“Lantibiotic ECC”) with Precigen for the development and commercialization of the native strain of MU1140 and related homologs using Precigen’s advanced transgene and cell engineering platforms. Through our work with Precigen, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work with Precigen generated a substantial number of homologs of MU1140. In January Precigen consummated a reorganization of its ongoing API fermentation operations and assets into EGI which at the time was an affiliate of Precigen. In connection with the reorganization, Precigen assigned the Lantibiotic ECC and related stock issuance agreements to EGI. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included EGI and shares of Oragenics securities held by Precigen. As a result of such change by Precigen we expect to continue our research and development and collaboration efforts with EGI to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

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

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We will continue to advance the OG716 program to the IND filing based on the availability of both human and financial capital. Based upon the current funding available we will continue to conduct some of the requisite studies. While we commenced certain of these studies at the end of 2019, we expect to focus on efficient and cost-effective improvements in the manufacturing process of the product as we move to complete the pre-clinical studies required to support our first in man phase 1 clinical study.

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we intend to begin the research and development stage for our new TerraCoV2 vaccine product candidate. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine for SARS-CoV-2.

Additionally, we are currently working with Eleszto Genetika, Inc. (as an assignee of Precigen) to use its technology to develop lantibiotics. We seek to protect our product candidates through patents and patent applications pursuant to the terms of our license agreements.

Product/Candidate	Description	Application	Status
TerraCoV2	Vaccine candidate (plasmid + adjuvant) to provide lifetime immunity from SARS-CoV-2	Broad, community-based vaccine immunity and/or therapeutic against SARS-CoV-2	Pre-clinical

OG716	A homolog of MU1140: Member of lantibiotic class of antibiotics	Clostridium difficile associated diarrhea	Nonclinical testing

Recent Developments

Acquisition of Noachis Terra Inc. On May 1, 2020, we entered into a Stock Purchase Agreement with the sole shareholder of Noachis Terra Inc. (“NTI”), pursuant to which we acquired one hundred percent (100%) of the total issued and outstanding common stock of NTI (the “Transaction”). In exchange, the shareholder received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 has been applied to extinguish NTI’s pre-Transaction liabilities (a portion of which were due to the shareholder); (ii) 9,200,000 restricted shares of our common stock, the sale of which shares cannot occur until the earlier of (a) our share price closing above $2.50 per share, (b) our announcement that it has received funding from the Biomedical Advanced Research and Development Authority (“BARDA”), NIH or any other Governmental Authority to fully fund the development program for SARS-CoV-2 vaccine, or (c) six months from the Transaction’s closing; and (iii) warrants to purchase 9,200,000 shares of our common stock, which warrants carry an exercise price of $1.25 per share, a five-year term, and may not be exercised until we have obtained shareholder approval with respect to the exercisability of the warrants pursuant to the New York Stock Exchange American (“NYSE”) requirements. Following such approval, the warrants may not be exercised until the earlier of (a) notification of BARDA’s willingness to fund development of the TerraCoV2 vaccine product candidate, (b) Phase 1 clinical results demonstrating activity, or (c) the first anniversary of the Transaction’s closing.  We are also obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of our outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by us upon exercise of our warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by us upon exercise of our warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding. We estimated the fair value of the contingent consideration to be $138,247 as of June 30, 2020.

Warrant Exercises. Between June 30, 2020 and July, 28, 2020 (i) 750,000 of our previously reported remaining outstanding warrants were exercised at an exercise price of $1.00 per share issued in connection with our July 2018 public offering (the “2018 Warrants”) and (ii) 4,882,115 warrants of our previously reported outstanding warrants to acquire shares of Common Stock at an exercise price of $0.90 per share issued in connection with our March 2019 public offering (the “2019 Warrants”), were exercised (the “Warrant Exercises”). The Warrant Exercises provided aggregate gross proceeds to us of $5,143,903.

Additional Consideration Payment – NTI Acquisition. In connection with our acquisition of NTI we are obligated to pay additional consideration to NTI’s former sole stockholder determined and based upon the exercise of our 2018 Warrants and 2019 Warrants. As a result of Warrant Exercises, we paid $1,216,281 in additional consideration to NTI’s former sole stockholder.

Termination of Oral Mucositis Development Program and ECC. On April 15, 2020, we announced top-line results of our Phase 2 clinical trial of AG013 in oral mucositis in chemoradiation in head and neck cancer patients and indicated that AG013 did not demonstrate statistical significance on the primary endpoint of reduction of severe oral mucositis duration when compared to placebo. AG013 was found to be safe based on review of topline adverse event information. The results were equivocal in relation to other secondary efficacy outcomes. After further analysis of the dataset, we assessed the continued pursuit of AG013 in light of such non-efficacious results, along with other factors, and based on such items, determined to no longer pursue the development of AG013 and to terminate the ECC. On July 9, 2020, the Company, Precigen, Inc. (“Precigen”) and Precigen’s wholly owned subsidiary mutually agreed to terminate the Exclusive Channel Collaboration (“ECC”) agreement for AG013 as a treatment of severe oral mucositis in cancer patients.

Financial Overview

Impact of the Novel Coronavirus. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, development partners, communities and business operations, as the U.S. and global economies and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information or trends that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, and the impact on local, regional, national and international markets.

Our management has closely monitored the impact of COVID-19 on our business operations. Due to stay at home orders in the United States, we have instituted a work-from-home plan for our employees. Additionally, as noted below, on May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the Paycheck Protection Program (the “PPP”), pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). We have no plans to furlough employees at this time. However, the Company is dependent on its workforce to deliver and advance its research. While expected to be temporary, prolonged workforce disruptions may negatively impact future revenues in fiscal year 2020 and the Company’s overall liquidity.

To date, we and our development partners have been able to conduct ordinary operations at or near normal levels and do not currently anticipate any interruptions for the foreseeable future. However, there could be additional repercussions for our operations, particularly for the initial development of our TerraCov2 product candidate, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our ECC agreement with a third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Nonclinical research and development costs consist of our research activities, nonclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with the development of our product candidates. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $5,265,282 and $6,292,908 for the six months ended June 30, 2020 and 2019, respectively.

Our current product development strategy contemplates an expected increase in our research and development expenses in the future as we continue the advancement of our product development programs for our vaccine and lantibiotic product candidates. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and NIH license as to the planning and timing of our research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of our vaccine product candidate as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Research and Development. Research and development expenses were $11,543,973 for the three months ended June 30, 2020 compared to $3,879,146 for the three months ended June 30, 2019, an increase of $7,664,827 or 197.6%. This increase was primarily due to the acquisition of Noachis Terra, Inc. and an increase in costs associated with the TerraCoV2 vaccine program of $9,955,699 and $466,920, respectively. This increase was partially offset by decreases in costs associated with our clinical trial work related to our oral mucositis product candidate and under our ECC’s of $2,723,807.

General and Administrative. General and administrative expenses were $808,333 for the three months ended June 30, 2020 compared to $1,025,708 for three months ended June 30, 2019, a decrease of $217,375 or 21.2%. This decrease was primarily due to decreases in filing fees and registration costs, travel and entertainment, consulting, employee stock-based compensation, and legal costs of $122,253, $39,580, $27,678, $17,869, $ 11,588, respectively.

Other Income. Other income, net was $15,010 for the three months ended June 30, 2020 compared to $98,394 for the three months ended June 30, 2019, resulting in a net change of $83,384. The net change was primarily attributable to a decrease in interest income of $82,931.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Research and Development. Research and development expenses were $15,256,652 for the six months ended June 30, 2020 compared to $6,292,908 for the six months ended June 30, 2019, an increase of $8,963,744 or 142.4% This increase was primarily due to the acquisition of Noachis Terra Inc. and an increase in costs associated with the TerraCoV2 vaccine program, employee stock-based compensation, salaries, and bonus costs of $9,955,699, $466,920, $75,760, $63,333, and $36,000, respectively. This increase was partially offset by decreases in costs associated with work under our ECC’s, and in the fair value of contingent consideration of $1,648,182.

General and Administrative. General and administrative expenses were $2,327,416 for the six months ended June 30, 2020 compared to $2,006,156 for six months ended June 30, 2019, an increase of $321,260 or 16.0%. This increase was primarily due to increases in employee and non-employee stock-based compensation costs of $636,077. This increase was partially offset by decreases in filing fees and registrations costs, consulting, travel and entertainment, salaries, accounting, and legal costs of $141,142, $85,214, $40,767, $20,849, $14,020, and $13,788, respectively.

Other Income. Other income, net was $59,012 for the six months ended June 30, 2020 compared to $166,887 for the six months ended June 30, 2019, resulting in a net change of $107,875. The net change was primarily attributable to a decrease in interest income of $108,507.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2020 and June 30, 2019, our operating activities used cash of $6,730,695, and $5,698,622, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $8,564,489 and $16,987,690 at June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020 and June 30, 2019, our investing activities used cash of $1,925,000 and $11,354, respectively. The cash used by investing activities during the six months ended June 30, 2020 and June 30, 2019, was primarily due to the acquisition of Noachis Terra and the purchase of property and equipment.

During the six months ended June 30, 2020 and June 30, 2019, our financing activities provided cash of $16,724 and $11,221,301, respectively. The cash provided by financing activities during the six months ended June 30, 2020 and June 30, 2019, was primarily due to the consummation of a public offering and borrowing and payments in short term notes payable.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain of our historical financings involving the issuance of preferred stock:

The May 2017 Series A Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split, is convertible into one million two hundred thousand shares of our Common Stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of Common Stock at the first closing and we issued an aggregate of 602,414 shares of Common Stock at the second closing. The warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) was used for general corporate purposes, including working capital.

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

Except as otherwise required by law, the Series A Preferred Stock have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A Preferred Stock is classified as permanent equity.

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

Except as otherwise required by law, the Series B Preferred Stock have no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (c) increase the number of authorized shares of Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

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

The Series C Preferred Stock Issuance

Concurrently with the Series B Preferred Stock Financing, we exchanged the amount owed on an unsecured non-convertible promissory note including accrued interest and trade payables owed by us to the noteholder (collectively the “Debt”) in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value equal to the amount of the Debt. In connection therewith, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000.

In connection with the Precigen Debt Conversion Agreement, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000.

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate increased to twenty percent (20%) automatically after May 10, 2019.

The Series C Preferred Stock ranks senior to the Common Stock, Series A Preferred Stock, Series B Preferred Stock and to any other equity securities issued by us (the “Junior Securities”) as to rights upon liquidation, dissolution or winding-up by us, whether voluntary or involuntary.

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

On January 25, 2018 we paid a dividend on our Series C Preferred Stock of 1.733 shares of additional Series C Preferred Stock, on January 31, 2019 we paid a dividend on our Series C Preferred Stock of 12.208 shares of additional Series C Preferred Stock and on January 27, 2020 we paid a dividend on our Series C Preferred Stock of 19.542 shares of additional Series C Preferred Stock.

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

Since the closing of our underwritten public offering all of the shares of Series D Preferred Stock that were issued have been converted into shares of our common stock in accordance with the terms for conversion and an aggregate of 10,255,500 Warrants were exercised for cash. During October 2018, 9,505,000 shares of Company common stock were issued as a result of the voluntary exercise of such Warrants. The Warrant exercises resulted in gross proceeds to the Company of approximately $9.5 million. During July 2020 an additional 750,000 shares of Company common stock were issued as a result of the voluntary exercise of such Warrants resulted in gross proceeds to the Company of $750,000.

The March 25, 2019 Underwritten Public Offering

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

Each short-term warrant had an exercise price of $0.75 per share of common stock, is immediately exercisable, and expired on the earlier of (1) the eighteen-month anniversary of the date of issuance and (2) twenty-one trading days following our release of top-line data related to our Phase 2 double blind, placebo controlled clinical trial of AG013.

As a result of our announcement of top-line data on the Phase 2 clinical trial of AG013 on April 15, 2020, the short term Warrants were subject to expiration on May 14, 2020. On May 14, 2020 9,545,334 of the Company’s short-term warrants expired unexercised (exclusive of 38,000 shares previously exercised).

Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and expires five years following the date of issuance. Through July 28, 2020 the Company issued 4,882,115 shares of Common Stock at an exercise price of $0.90 per share issued in connection with the exercise of the long-term warrants. The long-term warrant exercises provided aggregate gross proceeds to the Company of approximately $4.3 million,

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance and for the financing of certain expenses covered under the Paycheck Protection Program.

Paycheck Protection Program

On May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the PPP. The PPP, established by the CARES Act and administered by the Small Business Administration, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after an initial period of eight weeks (extended to twenty-four weeks on June 5, 2020) as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent, and utilities and maintains it payroll levels. The amount of the loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four week period.

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

Directors’ and Officers’ Insurance

On August 7, 2019 we entered into a short-term note payable for $254,889 bearing interest at 5.74% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 22, 2020.

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

Our current available cash and cash equivalents, provide us with limited liquidity. We believe our current available cash and cash equivalents, inclusive of the proceeds from recent warrant exercises, will allow us to fund our operating plan into the first quarter of 2021. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

For example, as we seek to move forward with the development of TerraCoV2 vaccine candidate and our other product candidates, we will require additional capital. We recently applied to the BARDA requesting funding for our TerraCoV2 vaccine product candidate. In addition, we continue to pursue other COVID-19 research and development funding opportunities through governmental and nongovernmental sources, as well as potential research collaboration arrangements with academic institutions and other commercial partners. Our ability to advance the development of our TerraCoV2 vaccine candidate at our anticipated pace, in accordance with our NIH License, is dependent upon our ability to secure additional capital resources through these funding opportunities or an alternative capital raise, such as an equity or debt financing or other strategic business collaboration. Moreover, the global impact of COVID-19 could further impact our need for additional capital if we experience delays in our anticipated timelines or achievement milestones.

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

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, grants, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the consolidated financial statements are anticipated milestone payments, stock-based compensation, valuation of warrants, and income tax valuation allowance. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2020.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and six months ended June 30, 2020 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 4, 2020, as updated by the Risk Factors set forth in our Form 8-K filed on May 8, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K, as updated by the Risk Factors set forth in our Form 8-K filed on May 8, 2020.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $7.5 million and $8.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively, and approximately $15.6 million and $11.3 million for the years ended December 31, 2019, and 2018, respectively. As of June 30, 2020, our accumulated deficit was approximately $135.5 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our TerraCoV2 vaccine product candidate and the research and development of our product candidates pursuant to our exclusive channel partnerships with Eleszto Genetika, Inc. (an assignee of Precigen) in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our NIH license also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Although our application for certain Biomedical Advanced Research and Development Authority (“BARDA”) funding is pending, we cannot predict our ability to obtain such funding, and you should not rely upon our obtaining such funding to finance the development of our TerraCoV2 vaccine product candidate. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of June 30, 2020, together with the proceeds from recent warrant exercises, will be sufficient to fund our operations as presently structured into the first quarter of 2021. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as otherwise disclosed on our Form 8-K filed on May 4, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Warrant dated May 1, 2020	8-K	001-32188	4.1	5/4/20

10.1	Stock Purchase agreement dated May 1, 2020	8-K	001-32188	10.1	5/4/20

10.2*	Non-exclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases, an institute within the National Institutes of Health					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2020.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

