Form 10-Q
period 2020-09-30
ORAGENICS INC
filed 2020-11-10
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 6, 2020, there were 61,004,917 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,043,613	$18,267,994
Prepaid expenses and other current assets	485,655	570,071
Total current assets	10,529,268	18,838,065
Property and equipment, net	55,026	91,968
Operating lease right-of-use assets	697,910	822,684
Total assets	$11,282,204	$19,752,717
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$456,794	$1,541,415
Short-term notes payable	472,148	143,864
Operating lease liabilities	173,536	165,096
Total current liabilities	1,102,478	1,850,375

Long-term liabilities:
Operating lease liabilities	539,381	670,690
Total long-term liabilities	539,381	670,690

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 133.483 and 113.941 Series C shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7,174,854	6,513,396
Common stock, $0.001 par value; 200,000,000 shares authorized; 61,004,917 and 46,124,803 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	61,005	46,125
Additional paid-in capital	152,440,386	138,024,957
Accumulated deficit	(150,035,900)	(127,352,826)
Total shareholders’ equity	9,640,345	17,231,652
Total liabilities and shareholders’ equity	$11,282,204	$19,752,717

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,498,361	$3,067,612	$18,755,013	$9,360,520
General and administrative	1,010,006	852,841	3,337,422	2,858,997
Total operating expenses	4,508,367	3,920,453	22,092,435	12,219,517
Loss from operations	(4,508,367)	(3,920,453)	(22,092,435)	(12,219,517)
Other income (expense):
Interest income	16,292	86,705	77,302	256,222
Interest expense	(3,885)	(2,501)	(6,478)	(4,531)
Local business tax	(600)	(300)	(1,800)	(900)
Miscellaneous income	—	—	1,795	—
Total other income, net	11,807	83,904	70,819	250,791
Loss before income taxes	(4,496,560)	(3,836,549)	(22,021,616)	(11,968,726)
Income tax benefit	—	—	—	—
Net loss	$(4,496,560)	$(3,836,549)	$(22,021,616)	$(11,968,726)
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.42)	$(0.29)
Shares used to compute basic and diluted net loss per share	59,670,038	46,124,803	52,706,277	40,989,592

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	865,110	—	865,110
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Net loss	—	—	—	—	—	(5,187,760)	(5,187,760)
Balances at March 31, 2020	46,124,803	$46,125	16,017,133.483	$7,174,854	$138,890,067	$(133,202,044)	$12,909,002
Compensation expense relating to option issuances	—	—	—	—	157,145	—	157,145
Issuance of common stock from warrant exercise	38,000	38	—	—	28,462	—	28,500
Issuance of common stock and warrants for the acquisition of Noachis Terra	9,200,000	9,200	—	—	8,021,499	—	8,030,699
Net loss	—	—	—	—	—	(12,337,296)	(12,337,296)
Balances at June 30, 2020	55,362,803	$55,363	16,017,133.483	$7,174,854	$147,097,173	$(145,539,340)	$8,788,050
Compensation expense relating to option issuances	—	—	—	—	194,953	—	194,953
Issuance of common stock from warrant exercise	5,642,114	5,642	—	—	5,148,260	—	5,153,902
Net loss	—	—	—	—	—	(4,496,560)	(4,496,560)
Balances at September 30, 2020	61,004,917	$61,005	16,017,133.483	$7,174,854	$152,440,386	$(150,035,900)	$9,640,345

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	29,433,135	$29,433	16,017,101.733	$6,100,182	$126,125,976	$(111,373,608)	$20,881,983
Compensation expense relating to option issuances	—	—	—	—	145,829	—	145,829
Issuance of common stock - shelf takedown, net of expenses	16,666,668	16,667	—	—	11,399,009	—	11,415,676
Issuance of common stock in exchange for services	12,500	12	—	—	5,988	—	6,000
Series C dividend	—	—	12.208	413,214	—	(413,214)	—
Net loss	—	—	—	—	—	(3,325,717)	(3,325,717)
Balances at March 31, 2019	46,112,303	$46,112	16,017,113.941	$6,513,396	$137,676,802	$(115,112,539)	$29,123,771
Compensation expense relating to option issuances	—	—	—	—	164,588	—	164,588
Issuance of common stock - shelf takedown, net of expenses	—	—	—	—	(65,000)	—	(65,000)
Issuance of common stock in exchange for services	12,500	13	—	—	5,988	—	6,001
Net loss	—	—	—	—	—	(4,806,460)	(4,806,460)
Balances at June 30, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$137,782,378	$(119,918,999)	$24,422,900
Compensation expense relating to option issuances	—	—	—	—	232,175	—	232,175
Net loss	—	—	—	—	—	(3,836,549)	(3,836,549)
Balances at September 30, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,014,553	$(123,755,548)	$20,818,526

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,021,616)	$(11,968,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,847	44,344
Stock-based compensation expense	1,217,208	542,592
Stock issued in exchange for services	—	12,001
Stock issued for purchase of Noachis Terra	8,030,699	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	498,200	1,442,087
Accounts payable and accrued expenses	(1,084,621)	851,374
Net cash used in operating activities	(13,321,283)	(9,076,328)
Cash flows from investing activities:
Purchase of property and equipment	—	(11,354)
Net cash used in investing activities	—	(11,354)
Cash flows from financing activities:
Borrowings under short-term notes payable	132,088	—
Payments on short-term notes payable	(217,588)	(179,371)
Proceeds from issuance of common stock for warrant exercise	5,182,402	—
Net proceeds from issuance of common stock and warrants	—	11,350,676
Net cash provided by financing activities	5,096,902	11,171,305
Net (decrease) increase in cash and cash equivalents	(8,224,381)	2,083,623
Cash and cash equivalents at beginning of period	18,267,994	20,208,301
Cash and cash equivalents at end of period	$10,043,613	$22,291,924
Supplemental disclosure of cash flow information:
Interest paid	$4,245	$4,531
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$413,784	$272,577
Stock dividend on Series C preferred stock	$661,458	$413,215
Par value of common stock issued in exchange for services	$—	25

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2020 and December 31, 2019 (audited) and three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ending September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2020. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $22,021,616 and used cash of $13,321,283 in its operating activities during the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $150,035,900.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at September 30, 2020, together with the proceeds from recent warrant exercises, will be sufficient to meet the business objectives as presently structured into the first quarter of 2021. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

Recently Issued Accounting Pronouncements

There are no additional accounting pronouncements issued or effective during the three and nine months ended September 30, 2020, that have had, or are expected to have, a material impact on our consolidated financial statements.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2020, the uninsured portion of this balance was $9,793,613. As of December 31, 2019, the uninsured portion of this balance was $18,017,994.

4. Acquisition

On May 1, 2020, the Company entered into a Stock Purchase Agreement with the sole shareholder of Noachis Terra Inc. (“NTI”), pursuant to which the Company acquired one hundred percent (100%) of the total issued and outstanding common stock of NTI (the “Transaction”). In exchange, the shareholder received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 has been applied to extinguish NTI’s pre-Transaction liabilities (a portion of which were due to the shareholder); (ii) 9,200,000 restricted shares of the Company’s common stock, the sale of which shares cannot occur until the earlier of (a) the Company’s share price closing above $2.50 per share, (b) the Company’s announcement that it has received funding from the Biomedical Advanced Research and Development Authority (“BARDA”), NIH or any other Governmental Authority to fully fund the development program for SARS-CoV-2 vaccine, or (c) six months from the Transaction’s closing; and (iii) warrants to purchase 9,200,000 shares of the Company’s common stock, which warrants carry an exercise price of $1.25 per share, a five-year term, and may not be exercised until the Company has obtained shareholder approval with respect to the exercisability of the warrants pursuant to the New York Stock Exchange American (“NYSE”) requirements. At the Company’s Annual Meeting of Shareholders held on August 21, 2020, the shareholders approved the issuance of up to 9,200,000 shares of common stock upon the exercise of the warrants.

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

5. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Research and development	$46,584	$20,416	$194,431	$92,503
General and administrative	148,369	211,759	1,022,777	450,089
Total Stock-based compensation	$194,953	$232,175	$1,217,208	$542,592

The following table summarizes the stock option activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2019	2,486,365	$1.47	8.67	$22,229
Granted	3,315,984	$0.50	—	$—
Exercised	—	$—	—	$—
Forfeited	(1,000)	$100.00	—	$—
Outstanding at September 30, 2020	5,801,349	$0.90	8.77	$434,243

Exercisable at September 30, 2020	4,086,855	$1.06	8.52	$200,871

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2019 and September 30, 2020, respectively.

Total unrecognized compensation cost related to unvested stock options was $490,456 as of September 30, 2020 and is expected to be recognized over a weighted-average period of less than two years.

As of September 30, 2020, 2,207,901 shares of common stock are available for future awards under the 2012 Equity Incentive Plan (the “Plan”).

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

At the Company’s Annual Meeting of Shareholders held on August 21, 2020, the shareholders approved the issuance of up to 9,200,000 shares of common stock upon the exercise of the NTI Warrants.

In addition to the above consideration, Mr. Hernandez is entitled to receive contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding. The Company’s previously issued warrants carrying an exercise price of $0.75 have expired by their terms. As a result, no additional consideration will be due to the former sole shareholder of NTI relating to these warrants. See Note 8. Commitments and Contingencies.

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

On April 15, 2020, 38,000 of the short-term warrants were exercised generating $28,500 in gross proceeds to the Company. On April 15, 2020, the Company announced the top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013. As a result, 9,545,334 of the short-term warrants expired by their terms on May 14, 2020. As of September 30, 2020, there were no short-term warrants outstanding.

During the three month period ending September 30, 2020, the Company issued an additional 5,642,114 shares of common stock as a result of the exercise of certain outstanding warrants as follows: (i) an additional 760,000 warrants of the Company’s previously reported remaining outstanding warrants to acquire 4,294,500 shares of Common Stock at an exercise price of $1.00 per share issued in connection with its July 2018 public offering (the “2018 Warrants”), were exercised and (ii) 4,882,114 warrants of the Company’s previously reported outstanding warrants to acquire 9,583,334 shares of Common Stock at an exercise price of $0.90 per share issued in connection with its March 2019 public offering (the “2019 Warrants”), were exercised (collectively the “Warrant Exercises”). The Warrant Exercises provided aggregate gross proceeds to the Company of $5,153,902.

A summary of warrant activity for the year ended December 31, 2019 and the nine months ended September 30, 2020 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2018	7,371,925	$1.74
Granted	19,166,668	0.83
Exercised	—	—
Expired	—	—
Balance - December 31, 2019	26,538,593	1.08
Granted	9,200,000	1.25
Exercised	(5,680,114)	0.91
Expired	(9,545,334)	0.75
Balance - September 30, 2020	20,513,145	$1.36

The warrants outstanding as of September 30, 2020 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	3,534,500	7/17/2025
$0.90	4,701,220	3/25/2024
$1.25	9,200,000	5/1/2025
	20,513,145

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

7. Short-Term Notes Payable

As of September 30, 2020, and December 31, 2019, the Company had $472,148 and $143,864, respectively, in short-term notes payable for the financing of various insurance policies and for the financing of certain expenses covered under the Paycheck Protection Program.

Paycheck Protection Program

On May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the Paycheck Protection Program (the “PPP”). The PPP, established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after an initial period of eight weeks (extended to twenty-four weeks on June 5, 2020) as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent, and utilities and maintains it payroll levels. The amount of the loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period.

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

Directors’ and Officers’ Insurance

On July 24, 2020, the Company entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2021.

On August 7, 2019 the Company entered into a short-term note payable for $254,889 bearing interest at 5.74% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2019 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 22, 2020.

8. Commitments and Contingencies

Additional Consideration-NTI Acquisition. In connection with the Company’s acquisition of NTI, the Company is obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding. The Company’s previously issued warrants carrying an exercise price of $0.75 have expired by their terms. As a result, no additional consideration will be due to the former sole shareholder of NTI relating to these warrants.

During the three month period ending September 30, 2020, 760,000 warrants of the Company’s previously reported remaining outstanding warrants to acquire 4,294,500 shares of Common Stock at an exercise price of $1.00 per share issued in connection with its July 2018 public offering, were exercised and (ii) 4,882,114 warrants of the Company’s previously reported outstanding warrants to acquire 9,583,334 shares of Common Stock at an exercise price of $0.90 per share issued in connection with its March 2019 public offering, were exercised. See Note 6. Warrants.

As a result of the Warrant Exercises, the Company paid $1,220,781 of additional consideration to the sole former shareholder of NTI. The additional consideration payment is included in research and development expenses.

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

The Lantibiotic ECC

Under the Company’s Lantibiotic ECC with ILH Holdings, Inc. (n/k/a Eleszto Genetika, Inc. (“EGI”)) (the “Lantibiotic ECC, and subject to certain exceptions, the Company is responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of candidate lantibiotics, as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, EGI is responsible for technology discovery efforts, cell-engineering development, certain aspects of the manufacturing process, and costs of filing, prosecution and maintenance of EGI’s patents.

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

None of the Lantibiotic ECC milestones had been achieved as of September 30, 2020.

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

Supplemental balance sheet information related to leases is as follows:

September 30, 2020
Operating lease right-of-use assets	$697,910

Operating lease liabilities - Short term	$173,536
Operating lease liabilities - Long term	539,381
Total operating lease liabilities	$712,917

Weighted Average Remaining Lease Term In Years
Operating leases	3.71

Weighted Average Discount Rate
Operating leases	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2020	$52,183
2021	210,561
2022	217,379
2023	169,656
2024	146,719
Total	$796,498
Less: Imputed interest	(83,581)
Present value of lease liabilities	$712,917

The cost component of operating leases is as follows:

For the Nine Months Ended September 30, 2020
Operating lease cost	$169,126
Short-term lease cost	1,839
Total lease cost	$170,965

Supplemental cash flow information related to operating leases is as follows:

For the Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169,264

9. Shareholders’ Equity

Common Stock

On May 1, 2020, the Company issued (i) 9,200,000 shares of Common Stock and (ii) warrants to acquire 9,200,000 shares of Common Stock in connection with its acquisition of Noachis Terra Inc. See Note 4. Acquisition.

As of September 30, 2020, 5,680,114 warrants had been exercised resulting in the issuance 5,680,114 of shares of Common Stock. See Note 6. Warrants.

Preferred Stock

Series C Non-Voting, Non- Convertible Preferred Stock

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

Our SARS-CoV-2 Vaccine Product Candidate— TerraCoV2

As a result of our acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are now dedicated to the development and commercialization of a vaccine product candidate to provide specific, long lasting immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion coronavirus spike proteins and their use in the development and commercialization of vaccine to provide specific, long lasting immunity from SARS-CoV-2.

Coronaviruses are a family of viruses that can, when transmitted to humans, lead to upper-respiratory infections. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In early October of 2020, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 36,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 1,000,000. Currently, no governmental regulatory authority in the United States has approved a vaccine specifically targeting SARS-CoV-2 or COVID-19. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis.

Corona viruses, such as SARS -CoV-2, possess signature protein spikes on their outer capsule. The NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating preclinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen has successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and is currently developing both the analytical tests and identifying preliminary cell line growth conditions to optimize the spike protein titers. Currently, “mini-pool” production and analytical development is underway. The transfer to full-scale manufacture has begun.

The NIH’s preclinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonists) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. In October 2020, we received feedback to our Type B Pre-IND Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that will support the clinical development of the Terra CoV-2, vaccine. As a result, we believe the timelines for both filing an Investigational New Drug (“IND”) application and the commencement of the Phase 1 study will proceed on schedule. We anticipate filing the IND in the second quarter of 2021 and immediately upon the receipt of approval from the FDA, commencing the Phase 1 clinical study.

We expect to use our currently available cash resources to continue to advance the development of TerraCoV2 with full development being contingent upon the receipt of additional equity funding.

Our Antibiotic Product Candidate-OG716

Members of our scientific team discovered that a certain bacterial strain. Streptococcus mutans, produces MU1140, a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Approximately 60 lantibiotics have been discovered, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

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

Product/Candidate	Description	Application	Status
TerraCoV2	Vaccine candidate (plasmid + adjuvant) to provide lifetime immunity from SARS-CoV-2	Broad, community-based vaccine immunity and/or therapeutic applications(?) against SARS-CoV-2	Pre-clinical

OG716	A homolog of MU1140: Member of lantibiotic class of antibiotics	Clostridium difficile associated diarrhea	Nonclinical testing

Recent Developments

Feedback From U.S. Food and Drug Administration (“FDA”). In October 2020, the Company announced the receipt of feedback to its Type B Pre-IND Meeting Request from the FDA. The response indicated that the FDA is in broad agreement with the Company’s planned pre-clinical approach to support clinical development of its SARS-CoV-2 vaccine, Terra CoV-2. The Company anticipates filing the IND in the second quarter of 2021 and immediately upon the receipt of approval from the FDA, commencing the Phase 1 clinical study.

Funding Update From Biomedical Advanced Research and Development Authority (“BARDA”). In September of 2020 the Company was informed of BARDA’s determination not to enter into negotiation with the Company. While BARDA noted the Company’s submission aligned with its mission, a combination of factors, including availability of funds, precluded the agency from entering into negotiations at that time.

Warrant Exercises. Between July 1, 2020 and September 30, 2020, 760,000 of our previously reported remaining outstanding warrants were exercised at an exercise price of $1.00 per share issued in connection with our July 2018 public offering (the “2018 Warrants”) and 4,882,114 warrants of our previously reported outstanding warrants to acquire shares of Common Stock at an exercise price of $0.90 per share issued in connection with our March 2019 public offering (the “2019 Warrants”), were exercised (the “Warrant Exercises”). The Warrant Exercises provided aggregate gross proceeds to us of $5,153,902.

Additional Consideration Payment - NTI Acquisition. In connection with our acquisition of NTI we are obligated to pay additional consideration to NTI’s former sole stockholder determined and based upon the exercise of our 2018 Warrants and 2019 Warrants. As a result of Warrant Exercises, we paid $1,220,781 in additional consideration to NTI’s former sole stockholder.

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

Our management has closely monitored the impact of COVID-19 on our business operations. Due to stay at home orders in the United States, we have instituted a work-from-home plan for our employees. Additionally, as noted below, on May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the Paycheck Protection Program (the “PPP”), pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). We have no plans to furlough employees at this time. However, the Company is dependent on its workforce to deliver and advance its research. While expected to be temporary, prolonged workforce disruptions may negatively impact future operations in fiscal year 2020 and the Company’s overall liquidity.

To date, we and our development partners, have been able to conduct ordinary operations at or near normal levels and do not currently anticipate any interruptions for the foreseeable future. However, there could be additional repercussions for our operations, particularly for the initial development of our TerraCov2 product candidate, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our license agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities and (iii) manufacturing process development and analytical testing procedure development. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Nonclinical research and development costs consist of our research activities, nonclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with the development of our product candidates. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $18,755,013 and $9,360,520 for the nine months ended September 30, 2020 and 2019, respectively.

Our current product development strategy contemplates an expected increase in our research and development expenses in the future as we continue the advancement of our product development programs for our vaccine and lantibiotic product candidates, with greater near term emphasis on our vaccine product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC and NIH license as to the planning and timing of our research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of our vaccine product candidate and as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Research and Development. Research and development expenses were $3,498,361 for the three months ended September 30, 2020 compared to $3,067,612 for the three months ended September 30, 2019, an increase of $430,749 or 14.0%. This increase was primarily due to the payment of additional contingent consideration relating to the acquisition of Noachis Terra, Inc. and an increase in costs associated with the TerraCoV2 vaccine program of $1,220,780 and $649,165, respectively. This increase was partially offset by decreases in costs associated with our clinical trial work related to our oral mucositis product candidate under our ECC and a reduction in costs associated with our lantibiotic ECC of $876,671 and $562,325, respectively.

General and Administrative. General and administrative expenses were $1,010,006 for the three months ended September 30, 2020 compared to $852,841 for three months ended September 30, 2019, an increase of $157,165 or 18.4%. This increase was primarily due to increases in filing fees and registration costs, insurance, legal costs, and stock-based compensation costs of $165,805, $48,875, $39,685, and $11,887, respectively. These increases were offset by decreases in costs associated with non-employee stock-based compensation costs and travel and entertainment costs of $75,275, and $36,564, respectively.

Other Income. Other income, net was $11,807 for the three months ended September 30, 2020 compared to $83,904 for the three months ended September 30, 2019, resulting in a net change of $72,097. The net change was primarily attributable to a decrease in interest income of $70,413.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Research and Development. Research and development expenses were $18,755,013 for the nine months ended September 30, 2020 compared to $9,360,520 for the nine months ended September 30, 2019, an increase of $9,394,493 or 100.4%. This increase was primarily due to the acquisition of Noachis Terra, Inc. and an increase in costs associated with the TerraCoV2 vaccine program, employee stock-based compensation, salaries, and bonus costs of $11,176,479, $1,116,085, $101,928, $63,333, and $36,000, respectively. These increases were partially offset by decreases in costs associated with our clinical trial work related to our oral mucositis product candidate under our ECC and a reduction in costs associated with our lantibiotic ECC of $2,296,776, and $790,401, respectively.

General and Administrative. General and administrative expenses were $3,337,422 for the nine months ended September 30, 2020 compared to $2,858,997 for the nine months ended September 30, 2019, an increase of $478,425 or 16.7%. This increase was primarily due to increases in non-employee stock-based compensation costs, employee stock-based compensation costs and insurance costs of $304,072, $268,616, and $58,051, respectively. This increase was partially offset by decreases in travel and entertainment, and consulting costs of $77,332, and $61,662, respectively.

Other Income. Other income, net was $70,819 for the nine months ended September 30, 2020 compared to $250,791 for the nine months ended September 30, 2019, resulting in a net change of $179,972. The net change was primarily attributable to a decrease in interest income of $178,920.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2020 and September 30, 2019 our operating activities used cash of $13,321,283, and $9,076,328, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $9,426,790 and $16,987,690 at September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020 and September 30, 2019, our investing activities used cash of $- and $11,354, respectively. The cash used by investing activities during the nine months ended September 30, 2019 was primarily due to the purchase of property and equipment.

During the nine months ended September 30, 2020 and September 30, 2019, our financing activities provided cash of $5,096,902 and $11,171,305, respectively. The cash provided by financing activities during the nine months ended September 30, 2020 and September 30, 2019, was primarily due to the exercise of warrants and the consummation of a public offering and borrowing and payments in short term notes payable.

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

Since the closing of our underwritten public offering all of the shares of Series D Preferred Stock that were issued have been converted into shares of our common stock in accordance with the terms for conversion and an aggregate of 10,255,500 Warrants were exercised for cash. During October 2018, 9,505,000 shares of Company common stock were issued as a result of the voluntary exercise of such Warrants. The Warrant exercises resulted in gross proceeds to the Company of approximately $9.5 million. During July 2020 an additional 760,000 shares of Company common stock were issued as a result of the voluntary exercise of such Warrants resulted in gross proceeds to the Company of $760,000.

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

As a result of our announcement of top-line data on the Phase 2 clinical trial of AG013 on April 15, 2020, the short-term Warrants were subject to expiration on May 14, 2020. On May 14, 2020 9,545,334 of the Company’s short-term warrants expired unexercised (exclusive of 38,000 shares previously exercised).

Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and expires five years following the date of issuance. Through September 30, 2020 the Company issued 4,882,114 shares of Common Stock at an exercise price of $0.90 per share issued in connection with the exercise of the long-term warrants. The long-term warrant exercises provided aggregate gross proceeds to the Company of approximately $4.3 million,

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance and for the financing of certain expenses covered under the Paycheck Protection Program.

Paycheck Protection Program

On May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the PPP. The PPP, established by the CARES Act and administered by the Small Business Administration, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after an initial period of eight weeks (extended to twenty-four weeks on June 5, 2020) as long as the Company uses the proceeds for eligible purposes, including payroll, benefits, rent, and utilities and maintains it payroll levels. The amount of the loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the twenty-four-week period.

The Company has submitted an application for the forgiveness of the loan and accrued interest and is awaiting a response to the submission.

Products Liability Insurance

On March 10, 2019, we entered into a short-term note payable for $17,688 bearing interest at 5.69% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 14, 2020.

Directors’ and Officers’ Insurance

On July 24, 2020, the Company entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2021.

On August 7, 2019 we entered into a short-term note payable for $254,889 bearing interest at 5.74% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2019 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 22, 2020.

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

For example, as we seek to move forward with the development of TerraCoV2 vaccine candidate and our other product candidates, we will require additional capital. In addition, we continue to pursue other COVID-19 research and development funding opportunities through governmental and nongovernmental sources, as well as potential research collaboration arrangements with academic institutions and other commercial partners. Our ability to advance the development of our TerraCoV2 vaccine candidate at our anticipated pace, in accordance with our NIAID License, is dependent upon our ability to secure additional capital resources through these funding opportunities or an alternative capital raise, such as an equity or debt financing or other strategic business collaboration. Moreover, the global impact of COVID-19 could further impact our need for additional capital if we experience delays in our anticipated timelines or achievement milestones.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the consolidated financial statements are contingent consideration, stock-based compensation, valuation of warrants, and income tax valuation allowance. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2020.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and nine months ended September 30, 2020 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $22.0 million and $12.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, and approximately $15.6 million and $11.3 million for the years ended December 31, 2019, and 2018, respectively. As of September 30, 2020, our accumulated deficit was approximately $150.0 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our TerraCoV2 vaccine product candidate and the research and development of our product candidates pursuant to our exclusive channel partnerships with Eleszto Genetika, Inc. (an assignee of Precigen) in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our NIAID license also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of September 30, 2020, together with the proceeds from recent warrant exercises, will be sufficient to fund our operations as presently structured into the first quarter of 2021. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct preclinical research for our TerraCoV2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;

●	expand our clinical laboratory operations;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the current and continued microeconomic impact of the COVID-19 pandemic on our ability, the ability of our third-party contractors and suppliers to meet our development needs, and the ability of government regulators to conduct ordinary business operations in a timely and efficient manner, as well as the pandemic’s broader, macroeconomic impact on the U.S., foreign and global economic markets;

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filing	Filed
number	Exhibit description	Form	File no.	Exhibit	date	herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

10.1	Stock Purchase agreement dated May 1, 2020	8-K	001-32188	10.1	5/4/20

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2020.

ORAGENICS, INC.

BY:	/s/ Alan F. Joslyn Ph.D.
Alan F. Joslyn Ph.D., President, Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

