Form 10-K
period 2020-12-31
ORAGENICS INC
filed 2021-03-01
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes[  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $36,813,271 computed based upon a last sales price of $0.69 as reported by the NYSE American as of June 30, 2020.

As of February 25, 2021, there were 109,646,119 shares of the registrant’s Common stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenues or achieve profitability;

●	We will need to raise additional capital to fully implement our business strategy and we may not be able to do so;

●	Our financial capacity and performance, including our ability to obtain funding, non-dilutive or otherwise, necessary to do the research, development, manufacture and commercialization of any one or all of our product candidates;

●	The timing, progress and results of clinical trials of our product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	The timing of any submission of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;

●	Our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates including as to distribution and storage;

●	Our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

●	Our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and those of our contractual partners;

●	Our expectations regarding the scope of any approved indications for our product candidates;

●	Our ability to successfully commercialize our product candidates;

●	The potential benefits of, and our ability to maintain, our relationships and collaborations with the NIAID, the NIH, Eleszto Genetika, Inc. and other potential collaboration or strategic relationships;

●	Our ability to use our lantibiotic platform to develop future product candidates;

ii

●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding, including any application for future grants or funding;

●	Our ability to identify, recruit and retain key personnel;

●	Our ability to obtain, retain, protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

●	Our ability to advance the development of our new Terra CoV-2 vaccine product candidate under the timelines and in accord with the milestones it projects;

●	Our inability to achieve success in our identification of lantibiotic homologs or the manufacture and nonclinical testing of our lantibiotic product candidates;

●	Our need to comply with extensive and costly regulation by worldwide health authorities, who must approve our product candidates prior to substantial research and development and could restrict or delay the future commercialization of certain of our product candidates;

●	Our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

●	The safety, efficacy and benefits of our product candidates;

●	The content and timing of submissions to and decisions made by the FDA, other regulatory agencies and nongovernmental bodies and actors, such as investigational review boards;

●	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;

●	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control;

●	Our ability to maintain our listing on the NYSE American;

●	The impact of the COVID-19 pandemic on our financial condition and business operations and our ability to continue research and development for existing product candidates on previously-projected timelines or in accord with ordinary practices, as well as the broader governmental, global health and macro- and microeconomic responses to and consequences of the pandemic;

●	We may be adversely impacted by any significant broad-based financial crises and its impact on consumers, retailers and equity and debt markets as well as our inability to obtain required additional funding to conduct our business;

●	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources;

●	Our competitive position and the development of and projections relating to our competitors or our industry; and

●	The impact of laws and regulations, including those that may not yet exist.

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

Overview

We are focused on the creation of the Terra CoV-2 immunization product candidate to combat the novel coronavirus pandemic and the further development of novel antibiotics against infectious disease.

Our SARS-CoV-2 Vaccine Product Candidate— Terra CoV-2

As a result of our acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are now focused on the development and commercialization of a vaccine product candidate to provide long lasting immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In late January of 2021, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 100,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 2,000,000. Both Pfizer and Moderna have announced preliminary safety and efficacy data from their Phase 3 COVID-19 vaccine studies and recent Emergency Use Authorization by the FDA. We believe given the size of the worldwide pandemic that even with multiple vaccines projected to be available in the coming months, there will be demand for the Terra CoV-2 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our Terra CoV-2 vaccine holds the possibility of playing an important role in addressing this crisis.

Coronaviruses, such as SARS -CoV-2, possess signature protein spikes on their outer capsule. The NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating preclinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen has successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and is currently developing both the analytical tests and identifying preliminary cell line growth conditions to optimize the spike protein titers. Currently, “mini-pool” production and analytical development is underway. The process to transfer to full-scale manufacture has begun.

The NIH’s preclinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonists) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with an adjuvant (TLR-4 agonist Sigma Adjuvant System) completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-IND Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that will support the clinical development of the Terra CoV-2, vaccine. As a result, we anticipate filing the Investigational New Drug (“IND”) application in the fourth quarter of 2021 and immediately upon the receipt of approval from the FDA, commencing the Phase 1 clinical study, the protocol for which is currently under development.

We recently announced we had entered into an agreement with Adjuvance Technologies Inc. for the use of TQL1055, a novel, rationally designed semi-synthetic analogue of the saponin adjuvant QS-21 with potential improved attributes, including stability and manufacturing efficiency. We also anticipate that our Terra CoV-2 vaccine will provide long lasting protection from the SARS-CoV-2 virus with only one or two doses, with a more rapid immune response compared to vaccines developed without the inclusion of an adjuvant.

As presently designed, we believe the Terra CoV-2 vaccine is expected to permit cost effective storage and distribution at refrigerated temperatures, which should facilitate the distribution and thereby avoid challenges facing the two mRNA vaccines currently available under the FDA’s Emergency Use Authorization in the U.S.

We expect to use our currently available cash resources to continue to advance the development of Terra CoV-2 through IND-enabling studies, including immunogenicity, viral challenge studies, toxicology studies, and the Phase 1 trial with further clinical development being contingent upon the receipt of additional funding, including non-dilutive government grant funding which we continue to pursue or partnering or out-licensing opportunities.

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

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market along with the increased use of currently available antibiotics due to secondary infections in SARS-CoV-2 infected patients.

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen (formerly known as Intrexon Corporation) for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. At that time we also entered into a stock issuance agreement with Precigen. Through our work pursuant to the collaboration agreement, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work generated a substantial number of homologs of MU1140 and the exclusive channel collaboration was thereafter amended to clarify the applicable field and to adjust the milestone payments and provide that they will be paid in cash. In January 2020 Precigen consummated a reorganization of its ongoing active pharmaceutical ingredients (API) fermentation operations and assets which included transfer of the exclusive collaboration agreement and related stock issuance agreement. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included shares of Oragenics securities and the subsidiary Eleszto Genetika, Inc. (“EGI” formerly known as ILH Holdings, Inc.) that held the collaboration agreement and stock issuance agreements with us, and. On March 1, 2021, due to such prior amendments, assignments and transfers we entered into an amended and restated exclusive channel collaboration agreement with EGI which (i) included the prior amendments, (ii) updated the names of the parties, and (iii) incorporated any remaining applicable terms from the stock issuance agreement and thereafter terminated the stock issuance agreement(the “Lantibiotic ECC”). We expect to continue our research and development and collaboration efforts with EGI to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

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

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 vaccine product candidate. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2.

Additionally, we are developing our lead lantibiotic candidate, OG716, to treat Clostridium difficile while also creating semi-synthetic lantibiotic analogs that may be effective against systemic gram (+) multidrug infections, and analogs that may be effective in treating gram (-) infections. We seek to protect our product candidates through patents and patent applications pursuant to the terms of our license agreements.

Product/Candidate	Description	Application	Status
Terra CoV-2	Vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

OG716	A homolog of MU1140: Member of lantibiotic class of antibiotics	Clostridium difficile associated diarrhea	Pre-clinical

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. The large majority of product candidates do not make it past all clinical trials which forces companies to look externally for innovation. Accordingly, we expect from, time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity-or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business as well as opportunities that may be new and separate from the development of our existing product candidates.

Our SARS-CoV-2 Vaccine Product Candidate-Terra CoV-2

Market Opportunity

The worldwide market size for COVID-19 vaccines is expected to approach $38.5 billion. Following the pandemic period, the post-pandemic maintenance phase is expected to be approximately $6 billion in annual sales beginning in 2025. In late January of 2021, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 100,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 2,000,000. About 40% of US deaths have occurred in long-term care facilities as the disease disproportionately affects the elderly.

We believe overall disease burden will continue to increase during 2021 even with vaccine introductions. Global and country policymakers have pursued immediate vaccination of healthcare workers and elderly populations as vaccine becomes available and thereafter seek to vaccinate the adult population as more vaccine volume is released and disseminated based on the FDA’s emergency use authorization. In the US, the CDC is monitoring this dynamic closely to advise the states on rollout allocations. We believe label expansions to children to follow with the CDC’s expected lower age recommendations as well as data released by Pfizer in 16-17 years was acknowledged by the CDC so that this population was included in the current recommendation. We believe the global population remains at risk for COVID and policy maker recommendations might be expected to cover the vast majority of the populations to stop the pandemic.

It is generally expected to take at least 12 months to achieve a broader level of immunity (herd immunity) which assumes 60-80% of the eligible population is fully vaccinated with two doses with vaccines currently available under Emergency Use Authorizations (EUA). Based on publicly available vaccine data and the spread of variants, the current timelines for the pandemic are not expected to end soon and continue to change. Current vaccines in development are based on safety/efficacy in reducing disease, not on transmission and post-marketing surveillance of licensed vaccines is expected to be monitored closely to determine whether /when to vaccinate in the post-pandemic period. To the extent COVID transmission continues despite vaccine availability, we believe that continued broad vaccination (or revaccination) will be recommended by policy makers.

As with other vaccines, COVID disease epidemiology is expected to be closely monitored and as such recommendations as to vaccinations and treatments would be expected to likewise evolve accordingly. The identification of new COVID-19 variants from South Africa, England and Brazil, and the spread of such variants are expected to alter the dynamics of not only introduction of initial immunity but the requirement of booster shots to help facilitate control of the newer viral strains.

Our Strategy

We seek to develop Terra CoV-2 vaccine candidate to the point of entering into a licensing deal or strategic partnership. In connection with the development of our Terra CoV-2 vaccine candidate we expect to focus on differentiation of our vaccine product candidate, including but not limited to, costs of the vaccine, distribution and storage at refrigerated temperatures and dosing schedules. We believe that development of a vaccine that has differentiated attributes to those currently being used based on the FDA’s Emergency Use Authorization will be beneficial in helping to control the SARS–CoV-2 pandemic. Should the current COVID-19 pandemic be brought under control quickly and result in the inability to commercialize our Terra-CoV-2 vaccine, we believe we have developed the experience to identify and acquire other vaccines to develop that are capable of preventing new infectious disease threats.

Regulatory

We held a pre-Investigational New Drug (IND) meeting with the U.S. Food and Drug Administration (FDA), with agreements that allow us to save three to six months on pre-IND development timelines. The broad support for our approach by the FDA included a number of activities, including: (i) use of the Research Cell Bank in the early manufacturing process development; (ii) use of early pilot batch manufacture under Good Manufacturing Processes (GMP) for the anticipated Phase 1 clinical trials; and, (iii) submission of draft toxicology reports during IND filing. We have organized the conduct of the pre-clinical studies including the Syrian Hamster virus challenge study, the mouse immunogenicity study and rodent toxicology study. All will be submitted as part of the IND filing prior to initiation of the Phase 1 human clinical trial. We anticipate filing the IND application in the fourth quarter of 2021 and immediately upon the receipt of approval from the FDA, commencing the Phase 1 clinical study, the protocol for which is currently under development.

Manufacturing

The creation of the Research Cell Bank is now complete and manufacturing has been transferred to our dedicated biologics contract development and manufacturing organization Avid Bioservices, Inc. for upstream and downstream processing. Creation of the Master Cell Bank, required for later stage manufacturing will begin in 1Q21. This step is required for later stage manufacturing of clinical supplies for Phases 2 and 3. We have entered into an agreement with a company that will provide the adjuvant for our vaccine candidate. We expect to continue to seek other sources of adjuvants for our manufacturing needs. We also have an agreement with a company that is expected to formulate the vaccine and candidate. In addition, a separate company will provide services for fill/finish and packaging and labeling that will be required for both clinical trial material and commercial product.

OG716, Homologs of MU1140 and Other Lantibiotics

In the course of research and development, MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. MU1140 shows antibacterial activity against all Gram-positive bacteria against which it has been tested, including those responsible for a variety of healthcare-associated infections, or HAIs.

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen (formerly known as Intrexon Corporation) for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. At that time we also entered into a stock issuance agreement with Precigen. Through our work pursuant to the collaboration agreement, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work generated a substantial number of homologs of MU1140 and the exclusive channel collaboration was thereafter amended to clarify the applicable field and to adjust the milestone payments and provide that they will be paid in cash. In January 2020 Precigen consummated a reorganization of its ongoing active pharmaceutical ingredients (API) fermentation operations and assets which included transfer of the exclusive collaboration agreement and related stock issuance agreement. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included shares of Oragenics securities and the subsidiary Eleszto Genetika, Inc. (“EGI” formerly known as ILH Holdings, Inc.) that held the collaboration agreement and stock issuance agreements with us, and. On March 1, 2021, due to such prior amendments, assignments and transfers we entered into an amended and restated exclusive channel collaboration agreement with EGI which (i) included the prior amendments, (ii) updated the names of the parties, and (iii) incorporated any remaining applicable terms from the stock issuance agreement and thereafter terminated the stock issuance agreement (the “Lantibiotic ECC”). We expect to continue our research and development and collaboration efforts with EGI to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

Through this collaboration we intend to develop lantibiotics, a novel class of antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans. We previously selected a lead candidate, OG253, and had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND on OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic, OG716, for treatment of C. diff. OG716 is a new, orally-active homolog, that has exhibited positive results in an animal model for potential treatment of C. diff. Generated from our MU1140 platform, this new lantibiotic showed promising efficacy in reducing clinically relevant C. diff infections as measured by increased animal survival and decreased relapse as well as reduced production of C. diff spores and toxin levels when compared to a vancomycin positive control. We had our pre-IND meeting with FDA for OG716 during the third quarter of 2017. We have transferred manufacturing to a contract manufacturer and conducted our initial rat toxicology program in support of our anticipated upcoming IND filing. The timing of the filing of an IND regarding OG716 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We currently expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Based upon the funding available we expect to conduct some of the requisite studies. While we commenced certain of these studies at the end of 2019, we expect to focus on efficient and cost-effective manufacturing of the product to support and be able to conduct further broad-based studies. In addition, we have undertaken research programs to expand our capabilities to improve the physical chemical characteristics (i.e., solubility and stability) of lantibiotics for use to treat systemic gram (+) infections and also exploring lantibiotic structures that may treat gram (-) infections.

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

Our Strategy

In collaboration with EGI, we are developing and testing recombinantly derived homologs of the native MU1140 molecule with improved therapeutic profiles and physical-chemical characteristics. The data generated in collaboration with Precigen over the past few years enabled us to engineer hundreds of homologs of MU1140, and select those homolog candidates with improved profiles, including homologs of higher activity and stability, lower toxicity and with a scalable manufacturability. The best homolog candidates were further developed internally and through the use of several Contract Research Organizations (“CROs”). We believe that this strategy represented the best and most efficient path to produce sufficient quantities of MU1140 homologs, to support continued research, selection of a lead candidate, nonclinical studies, clinical studies and ultimately commercialization. We selected a lead candidate, OG716, in 2016 targeted toward combating C. diff infections. In addition, we intend to continue research activities to identify additional MU1140 homologs to treat other HAIs.

Regulatory Status

We have performed nonclinical testing on MU1140 which has demonstrated the molecule’s novel mechanism of action. We began additional nonclinical activities on MU1140 under the Lantibiotic ECC with EGI in the second half of 2013 and activities have expanded with new identified homologs as available. These nonclinical activities are expected to include toxicity results, pharmacokinetic studies, and efficacy studies in animals for selected candidates, including our lead candidate OG716 under development for Clostridium difficile associated diarrhea. This work is being done primarily through the use of outside contractors. Pursuit of clinical trials toward the goal of ultimately obtaining regulatory approval will depend upon further successful advancements in our research collaboration efforts with Precigen and our efforts to have additional product manufactured. Developments from these efforts will dictate our regulatory path. We initially selected a lead candidate, OG253 and had a pre-IND meeting with the FDA in November of 2015 regarding the pursuit of an IND for OG253. Following additional research and development on second generation lantibiotics, in August of 2016, we selected a second generation lantibiotic homolog, OG716, for treatment of C. diff. We had a pre-IND meeting with FDA for OG716 during the third quarter of 2017. We expect to continue our research and development activities on OG716 subject to the availability of adequate financing as we move towards the filing of an IND.

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

Our License Agreements

Our NIH License Agreement

Through our wholly-owned subsidiary, Noachis Terra, we are party to a Patent License and Biological Materials License Agreement (the “License Agreement” or “NIH License”), dated March 23, 2020, with the United States Department of Health and Human Services (the “HHS”), as represented by the NIAID, an Institute of the NIH. Under the terms of the License Agreement, we hold a nonexclusive, worldwide license to certain specified patent rights (including patent applications, provisional patent applications and Patent Cooperation Treaty (“PCT”) patent applications) and biological materials relating to the use of prefusion coronavirus spike proteins to exploit products (“Licensed Products”) and practice processes (“Licensed Processes”) that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for SARS-CoV-2. The License Agreement is subject to certain statutory limits and reserved rights, as required under federal law and NIH requirements, including the requirement to provide reasonable quantities of Licensed Products or materials made through the Licensed Processes for NIH research and to manufacture Licensed Products or materials made through the Licensed Processes substantially in the United States. We may not sublicense the intellectual property or biological materials licensed to us under the License Agreement.

Pursuant to the License Agreement, we must use reasonable commercial efforts to manufacture, practice or operate the Licensed Products and the Licensed Processes, including adhering to a commercial development plan and achieving certain benchmarks. Additionally, following the first commercial sale of any Licensed Products or the practice of any Licensed Processes, we must use reasonable commercial efforts to make the Licensed Products and the Licensed Processes reasonably accessible to the United States public and reasonable quantities of the Licensed Products and the Licensed Processes available to patient assistance program, among other educational support activities. The NIAID has agreed to assume responsibility for the preparation, filing, prosecution and maintenance of all patent applications and patents covered by the licensed patent rights.

Under the terms of the License Agreement, the NIAID is entitled to receive a noncreditable, nonrefundable upfront license issue royalty (which has already been paid), as well as reimbursement for our pro rata share of the NIAID’s past and future patent prosecution-related expenses. Additionally, the NIAID is entitled to receive nonrefundable minimum annual royalties, which increase each year after the first commercial sale of any Licensed Products or the practice of any Licensed Processes, as well as benchmark royalties following our completion of certain commercial development and sales-related benchmarks. The NIH is entitled to receive earned royalties on the annual net sales of Licensed Products and the practice of any Licensed Processes (subject to certain reductions), at certain low- to mid-single digit royalty rates, which rates vary based on the total amount of annual net sales and the geographic market in which those sales occur. We must provide regular written reports to the NIAID on the development status of and royalty payments relating to the Licensed Products and the Licensed Processes.

We must indemnify and hold the NIAID and its associates harmless from and against all liability and damages in connection with or arising out of (a) the use or beneficial use of the Licensed Patent rights by us, our directors, employees or third parties and (b) the design, manufacture, distribution or use of any Licensed Products or Licensed Processes, including other products or processes developed in connection with the Licensed Patent Rights.

Unless terminated earlier, the License Agreement will terminate upon the earlier of (a) twenty (20) years from the first commercial sale where no licensed patent rights exist or have ceased to exist or (b) the expiration of the last to expire of any licensed patent rights. At this time, no patents covered by the licensed patent rights have been issued. We may terminate the License Agreement at any time, subject to advance notice. Subject to certain cure and appeal rights, the NIAID may terminate or modify the License Agreement in the event of a material breach or default, including, among others, the following:

(i)	We become insolvent or the subject of a bankruptcy petition;

(ii)	We fail to follow the commercial development plan, fail to achieve certain commercial development and sales-related benchmarks or cannot otherwise demonstrate progress toward a practical application of the Licensed Products or Licensed Processes;

(iii)	We fail to keep any Licensed Products or Licensed Processes reasonably available to the public following the commencement of commercial use or fail to reasonably justify noncompliance with its domestic production obligation;

(iv)	We cannot reasonably satisfy public health and safety needs; or

(v)	The NIAID determines termination or modification is necessary because we cannot meet federal public use regulatory requirements, as issued after the effective date of the License Agreement.

Our Lantibiotic ECC

On March 1, 2021, we entered into an amended and restated worldwide exclusive channel collaboration agreement with EGI (the “Lantibiotic ECC”) in which we will use its advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”).

The Lantibiotic ECC provides for the establishment of committees comprised of our representatives and representatives from EGI (“Collaboration Partner”) following the assignment by Precigen that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Joint Steering Committee establishes projects for the Lantibiotics Program and establishes the priorities, as well as approved the budgets for projects. In November of 2017 in connection with our Series B Preferred Financing, we amended the Lantibiotic ECC to revise the payments, we are obligated to make to our Collaboration Partner as described below.

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

Pursuant to the Lantibiotic ECC our Collaboration Partner is also entitled, at its election, to participate in future securities offerings by us that constitute “qualified financings” and purchase securities equal to 30% of the number of shares of common stock or other securities sold in such offering (exclusive of our Collaboration Partner’s purchase). For this purpose, a “qualified financing” means a sale of common stock or equity securities convertible into common stock in a public or private offering, raising gross proceeds of at least $1,000,000, where the sale of shares is either registered under the Securities Act of 1933, as amended, at the time of issuance or we agree to register the resale of such shares.

Under the terms of the Lantibiotic ECC, we have agreed to make certain payments, in cash, to our Collaboration Partner upon our achievement of designated milestones. The milestone events and amounts payable are as follows:

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2020.

Other Product Candidates and Technologies

We have historically developed other product candidates and potential product candidates. For example, we developed a weight loss candidate, LPT3-04, and a topical treatment to prevent dental carries which we refer to as SMaRT Replacement Therapy. We out licensed LPT3-04 to a third party and continue to monitor our licensee’s performance under the license. We do not expect the LPT3-04 license to have a material effect on our business or operations. While we retain certain intellectual property rights with respect to homologs through (i) our prior relationship with Texas A&M University Systems and (ii) our relationship with EGI that could allow for the continued research and development of compounds for the SMaRT replacement Therapy, we do not intend to pursue further development of SMaRT Replacement Therapy and as such we do not consider these rights to be a material part of our business and operations.

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

Clinical trials involve the administration of the IND to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, after the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or the BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $ 2,943,000 for fiscal year 2020. These fees typically increase annually.

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

The required testing, data collection, analysis and compilation of an IND and a BLA or NDA are labor intensive and costly and may take a great deal of time. Tests may have to be redone or new tests performed in order to comply with FDA requirements. It can take considerable time (e.g., 5-10 years) and resources to achieve enrollment sufficient to commence such trials and complete Phase 2 or 3 clinical trials. Moreover, there is no guarantee a product will be approved.

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

Sponsors wishing to conduct clinical trials in Phases 1 to 3 of development must apply under a 30-day default system. Applications must contain the information described in the regulations, including: a clinical trial attestation; a protocol; statements to be contained in each informed consent form, that set out the risks posed to the health of clinical trial subjects as a result of their participation in the clinical trial; an investigator’s brochure; applicable information on excipients (delivery vehicles); and chemistry and manufacturing information.

The sponsor can proceed with the clinical trial if the Directorates have not objected to the sale or importation of the drug within 30 days after the date of receipt of the clinical trial application and Research Ethics Board approval for the conduct of the trial at the site has been obtained. Additional information is available on Health Canada’s website - www. hc-sc.gc.ca.

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

Under the FDA Modernization Act of 1997, designation as a Fast-Track product for a new drug or biological product means that the FDA will take such actions as are appropriate to expedite the development and review of the application for approval of such product.

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

Emergency Use Authorization

The FDA also has the authority to grant an Emergency Use Authorization (“EUA”) to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Emergency Use Authorizations granted by the FDA would permit a drug candidate to be able to be distributed under the conditions set forth in the Emergency Use Authorization prior to FDA approval. Due to the global COVID-19 pandemic, certain of our competitors have sought and obtained EUA from the FDA for their COVID-19 vaccines. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorizations.

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

Patent Term Extension

After NDA approval, the owner of relevant drug patent may apply for up to a five-year patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase, and an approval phase. The allowable patent term extension is calculated as half of the drug’s testing phase – the time between the day the IND becomes effective and NDA submission – and all of the review phase – the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years and only one patent may be extended.

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

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicants can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

In April 2014, the EU legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation which became applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

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

There has been an increased focus on drug pricing in recent years in the United States. Although there are no direct government price controls over private sector purchases in the United States, there are rebates and other financial requirements for federal and state health care programs. The Medicare Modernization Act, enacted in December 2003, established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The health care reform legislation enacted in 2010, known as the Affordable Care Act, requires drug manufacturers to pay 50% of the Medicare Part D coverage gap, also known as the “donut hole,” on prescriptions for branded products filled when the beneficiary reaches this coverage. The Deficit Reduction Act of 2005 resulted in changes to the way drug prices are reported to the government and the formula using such information to calculate the required Medicaid rebates. The Affordable Care Act increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended-release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted pricing under the federal 340B drug pricing program. Current orphan drugs are excluded from the expanded 340B hospitals eligible for discounts.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the United Kingdom (the “UK”) electorate voted in a referendum to leave the European Union (the “EU”), which is commonly referred to as “Brexit”. In March 2017, the UK government formally notified the European Council of its intention to leave the EU after it triggered Article 50 of the Lisbon Treaty to begin the two-year negotiation process establishing the terms of the exit and outlining the future relationship between the UK and the EU. Formal negotiations officially started in June 2017. On December 24, 2020 the EU and the UK reached an agreement on a new partnership. The Trade and Cooperation Agreement (the “TCA”) sets out the rules that apply between the EU and UK as of January 1, 2021. The UK withdrew from the EU on January 31, 2020. We will review the TCA to determine what impact, if any, the TCA will have on the regulatory, research, manufacturing and supply chain areas.

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

Terra CoV-2 Vaccine

The COVID-19 vaccine market is intensely competitive, characterized by rapid technological progress. As the SARS-CoV-2 pandemic has evolved the status of both the pandemic, with the generation of virus variants and the advancement of our competitor’s vaccines and therapeutics along with subsequent regulatory actions, the status of the vaccine candidates is routinely changing. Our competitors include other worldwide research-based biopharmaceutical companies, smaller research companies with more limited therapeutic focus and generic and biosimilar drug manufacturers. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our vaccine candidate. In December 2020, Pfizer and Moderna both received Emergency Use Authorization (“EUA”) to begin distributing their vaccines. The federal government has recently announced it has purchased an aggregate of 600 million doses of these vaccines to inoculate 300 million people in the United States. Johnson & Johnson has developed a single dose vaccine and is expected to seek EUA for the same in late February. In mid-February, the World Health Organization (“WHO”) granted emergency use approval for two versions of the AstraZeneca-Oxford COVID-19 vaccine for emergency use, which will target mid and low-income countries.

According to the WHO, there are 69 vaccines currently in clinical development, of which 21 are currently in Phase 3 clinical trials, and there are currently 181 vaccines which are in the pre-clinical development phase. Our Terra CoV-2 vaccine candidate is in pre-clinical development.

Additionally, several companies are working on antiviral drugs, some of which are already in use against other illnesses, to treat people who have COVID-19. On October 22, 2020, the FDA gave the go-ahead under an EUA to Veklury (remdesivir), the first drug approved for the treatment of COVID-19, which is intended for use in adults and children 12 years and older. The FDA has also issued EUAs for several other treatments, including convalescent plasma therapy, a drug used to sedate people placed on a ventilator, and two drugs for people undergoing a type of blood purification known as continuous renal replacement therapy. Other potential treatments include antivirals, monoclonal antibodies, convalescent plasma therapy, immune modulators and stem cell therapy. To the extent these drug treatments are effective there can reduce demand for vaccines against the disease and the potential market for our vaccine product candidate.

Our vaccine development will depend on our ability to identify key points of product differentiation relative to our competitors and conduct pre-clinical testing and file an IND followed by proceeding to a Phase 1 clinical trial. If the Phase 1 trial findings supports further development, a Phase 2 clinical trial may be initiated and/or a partnership to advance further development may be sought. The competition we face with the development of our vaccines is extensive, and could adversely affect us in many ways including the increased numbers of vaccines currently being administered under emergency use authorizations, supplies of raw materials including adjuvants for clinical testing, timing of manufacturers to make our vaccine for testing, available government funding and other funding through partnerships.

MU1140 Homologs and Other Lantibiotics

MU1140 will likely compete directly with antibiotic drugs such as vancomycin and newer drugs, including Cubicin® (daptomycin) and Zyvox® (linezolid). Given the growing resistance of target pathogens to even new antibiotics, we believe that there is ample room in the marketplace for additional antibiotics. Many of our competitors are taking approaches to drug development differing from our approach, including using traditional screening of natural products; genomics to identify new targets, and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing, and distribution. Our lantibiotic development will depend on our success in developing MU1140 homologs and to the point of commercialization or partnership and in the process securing and protecting our intellectual property.

Our Intellectual Property

We rely upon a combination of licenses, patents, trade secrets, know-how, and licensing opportunities to develop our business. Our future prospects depend on our ability to protect our intellectual property. We also need to operate without infringing the proprietary rights of third parties.

Patents

We attempt to protect our technology and products through patents and patent applications pursuant to the terms of our license agreements. We have a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving prefusion coronavirus spike proteins and their use in the development and commercialization of vaccine to provide specific, lifetime immunity from SARS-CoV-2. We have an exclusive, worldwide license from EGI (as an assignee of Precigen) to use its technology to develop lantibiotics.

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

We believe that the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. To achieve a competitive position, we rely on trade secrets, non-patented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable. In addition, as outlined above, we have a number of patent licenses from third parties, some of which may be important to our business. There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.

Trademarks

Our trademarks are important to our business. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, and LPT3-04™. We currently have pending with the USPTO, an application for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives and vaccine products). We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

Government Grants

We have previously received funding from government agencies under the National Science Foundation’s and National Institute of Health’s Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future and additional funding from this source may not be available. We have also applied for funding pursuant to BARDA but did not receive a grant award. While we continue to pursue BARDA grant and other grants or government funding related to the COVID-19 pandemic it may not be available to us. In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

Human Capital

Employees

We have seven full-time employees. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

Consultants

We have consulting agreements with a number of scientists, clinicians and regulatory experts. They serve as important contacts for us throughout the broader scientific and clinical communities. They are distinguished individuals with expertise in numerous fields, including vaccine development and regulatory matters.

We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in separate award agreements. Our consultants may be employed by other entities and therefore may have commitments to their employer or may have other consulting or advisory agreements that may limit their availability to us.

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

Risk Factor Summary

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

Risks Related to Our Business

● We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

● We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

● We were denied funding from the Biomedical Advanced Research and Development Authority (“BARDA”) and we may be unable to win any government contracts, grants, agreement or other funding in the future. Even if we are successful in obtaining such contracts, grants, agreements or other funding, we cannot assure the success of our Terra CoV-2 vaccine product candidate, that it will be approved by the FDA or other public health regulatory authority or that any funding provided will be sufficient to complete development and successful commercialization.

● We may rely on government funding and collaboration with government entities for our vaccine development, which adds uncertainty to our research and development efforts and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

● We have limited vaccine-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities. Despite such investments and our best efforts, our strategic acquisition of Noachis Terra may turn out to be unsuccessful.

● We have limited financial resources and we may not be able to maintain our current level of operations or be able to fund the further development of our new Terra CoV-2 vaccine product candidate.

● Our vaccine product candidate is at the preclinical stage and has not been approved for sale. We have not conducted substantial research and development for a vaccine product candidate, and we may be unable to produce a vaccine that successfully prevents the virus in a timely and economical manner, if at all.

●The market opportunities for our vaccine product candidate may be smaller than we believe them to be. Moreover, any pandemic threat may abate, or alternative vaccines currently being broadly disseminated under the FDA’s Emergency Use Authorization could become widely accepted and adopted before our vaccines achieve regulatory approval.

● If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of product candidates for SARS-CoV-2 and COVID-19, as well as our other product candidates, are keys to our growth strategy.

● If we are successful in producing a vaccine against SARS-CoV-2, we may need to devote significant resources to its scale-up and development, including for use by the U.S. government or other foreign authorities. Moreover, government involvement may limit the commercial success of our vaccine product candidate.

● Our product candidates, if approved, will face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration.

● Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

● Our SARS-CoV-2 vaccine product candidate may face competition from biosimilars approved through an abbreviated regulatory pathway.

● We may be unable to refine a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of our MU1140 homologs product candidate.

● Our success will depend on our ability to obtain regulatory approval of our product candidate under our Lantibiotics Program and its successful commercialization.

● We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

● We have limited experience in the conduct of clinical trials. We have never initiated a vaccine-related clinical trial. We have never obtained approval of any product candidates. We may be unable to undertake any of those actions successfully.

● We cannot assure you that the market and consumers will accept our products or product candidates. If they do not, we will be unable to generate significant revenues from our products or product candidates and our business, financial condition and results of operations will be materially adversely affected.

● Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

● We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing our growth.

● If our manufacturers and suppliers in general fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

● We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

● We need to hire and retain additional qualified scientists and other highly skilled personnel to maintain and grow our business.

● If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

● Because we are new to vaccine development, we must identify vaccines for development with our technologies and establish successful third-party relationships.

● We intend to seek licensing partners to cover a portion of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

● We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

● We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

● We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

● Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could harm our business.

● Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

Risks Related to Our Licenses, Intellectual Property and Data Security and Privacy

● Our vaccine research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials license with the NIAID and the NIH.

● We may incur additional expenses and obligations in connection our NIH license.

● The intellectual property covered by our NIH license concerns patent applications and provisional applications. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

● We cannot prevent the NIH or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

● Our Lantibiotic Development program development efforts are to a large extent dependent upon our intellectual property and exclusive channel collaboration agreement with Eleszto Genetika, Inc. (“EGI”) and is based on early-stage technology in its field.

● We will incur additional expenses in connection with our exclusive channel collaboration arrangement.

● We may not be able to retain the exclusive rights licensed to us under our Lantibiotic ECC to develop and commercialize lantibiotic products.

● Our Collaboration Partner, EGI, may not devote sufficient time and resources to successfully carry out their contracted duties or meet expected deadlines, we may not be able to advance our product candidates in a timely manner or at all.

● We may be subject to claims challenging the inventorship of our patents and other intellectual property.

● Changes in patent law or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

● If we are unable to protect our trademarks or other intellectual property from infringement, our business prospects may be harmed.

● We may not be able to protect our intellectual property rights throughout the world.

● If we fail to comply with our obligations under our intellectual property license agreements, we could lose our license rights that are important to our business and development of our product candidates.

● If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

● We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

● Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

● If our intellectual property rights do not adequately protect our products or product candidates, or if third parties claim we are infringing their intellectual property rights, others could compete against us more directly or we could be subject to significant litigation. Such results could prevent us from marketing our products or product candidates and hurt our profitability.

● Our business and operations would suffer in the event of cybersecurity/information systems risk.

● We may incur costs of addressing a cybersecurity incident.

● Our business and operations would suffer in the event of failures in our internal computer systems or those of our collaborators.

Risks Related to Government Regulations

● Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, we will be unable to generate revenues.

● We may be unable to obtain regulatory approval for our SARS-CoV-2 vaccine product candidate, or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

● Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays in our ability to generate significant revenues, and may delay or prevent our receipt of any regulatory approvals necessary to commercialize our planned and future products.

● Any product candidates that we commercialize will be subject to ongoing and continued regulatory review.

● Our product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.

● If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

● We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

● Our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

● Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of health care payers, physician and patient adoption and use necessary for commercial success.

● If we are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

● If our products do not receive favorable third-party reimbursement, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not generate significant revenues.

Risks Related to Coronavirus Disease (COVID-19)

● Our business is subject to risks arising from public health crises, epidemic or pandemic diseases, such as the recent global outbreak of the coronavirus disease (COVID-19).

● Our ability to conduct clinical trials may be impeded, delayed, limited or prevented entirely due to the spread of COVID-19, the imposition of government restrictions and the concurrent disruptions to ordinary business activities globally.

● Our business involves international components, and we are exposed to various global and local risks related to the coronavirus disease 2019 (COVID-19) that could have a material adverse effect on our financial condition and results of operations.

● Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effectives of the coronavirus disease (COVID-19) may alter the ways in which we conduct our business operations and manage our financial capacities.

● Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

● Inadequate funding for the FDA, the SEC and other government agencies in light of the coronavirus pandemic could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Risks Related to Our Common Stock

● The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

● Our financial results could vary significantly from quarter to quarter and are difficult to predict.

● Our Series A and Series B preferred stock, if not converted into common stock, has a distribution and liquidation preference senior to our common stock in liquidation which could negatively affect the value of our common stock and impair our ability to raise additional capital.

● The conversion of our Series A Preferred Stock, and Series B Preferred Stock and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

● Our stockholders may not realize a benefit from our acquisition of Noachis Terra commensurate with the ownership dilution experienced in connection with the acquisition.

● Certain provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may prevent a change of control of our company that a shareholder may consider favorable.

● The price and volume of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for stockholders.

● We may be subject to securities litigation, which is expensive and could divert management attention.

● Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

● The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

● If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our stock to decline.

● We will continue to incur significant costs as a result of and devote substantial management time to operating as a public company listed on the NYSE American.

● We will continue to incur significant costs as a result of and devote substantial management time to operating as a public company listed on the NYSE American.

● If securities or industry analysts publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

● We may issue debt or debt securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

● We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

● We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $26.4 million and $15.6 million for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2020, our accumulated deficit was approximately $154.4 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, as well as licensing and acquisitions related to our product candidates. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our Terra CoV-2 vaccine product candidate and the research and development of our product candidates pursuant to our exclusive channel partnerships with Eleszto Genetika, Inc. in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our NIH license also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate, can cause us to use our limited, available capital resources faster than we currently anticipate. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations beyond the second quarter of 2022. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct preclinical research for our Terra CoV-2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trial and commence preparation for Phase 2 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;

●	expand our clinical laboratory operations;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the current and continued microeconomic impact of the COVID-19 pandemic on our ability, the ability of our third-party contractors and suppliers, and the ability of government regulators to conduct ordinary business operations in a timely and efficient manner, as well as the pandemic’s broader, macroeconomic impact on the U.S., foreign and global economic markets;

●	the level of research and development investment budgeted to develop our current and future product candidates;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

Additional capital may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, and/or forego licensing attractive business opportunities.

We were denied funding from the Biomedical Advanced Research and Development Authority (“BARDA”) and we may be unable to win any government contracts, grants, agreement or other funding in the future. Even if we are successful in obtaining such contracts, grants, agreements or other funding, we cannot assure the success of our Terra CoV-2 vaccine product candidate, that it will be approved by the FDA or other public health regulatory authority or that any funding provided will be sufficient to complete development and successful commercialization.

From time to time, we may apply for contracts, grants, agreements or other funding from government agencies, academic institutions and non-profit organizations. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our technologies and vaccine candidates without diluting our stockholders. However, significant competition exists for these contracts, grants, agreements or other funding. Entities offering such contracts, grants, agreements or other funding may have requirements to apply for or to otherwise be eligible to receive such contracts, grants, agreements or other funding that our competitors may be able to satisfy that we cannot. In addition, such entities have limited funding available to award and may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, we may not be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all. For example, we applied for BARDA funding in connection with our license with the NIH and received notification that are request for BARDA funding had been denied.

Even if we receive a financing through one of the aforementioned mechanisms, the success of our Terra CoV-2 vaccine product candidate cannot be assured solely by our ability to obtain such financing, nor can it assure that any vaccine product candidate so financed will succeed in clinical trials and receive regulatory approval from the FDA or other public health regulatory authorities. Moreover, we cannot guarantee that our receipt of such financing will obviate the need for future financial resources to support the further development of our Terra CoV-2 vaccine product candidate, as additional development activities may be needed, and the vaccine approval and development process can be costly and unpredictable. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. Accordingly, our receipt of such funding cannot be relied upon solely as an indicator or guarantee of the success of our Terra CoV-2 vaccine product candidate.

We may rely on government funding and collaboration with government entities for our vaccine development, which adds uncertainty to our research and development efforts and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

Because we anticipate the resources necessary to develop our new Terra CoV-2 vaccine product candidate will be substantial, we may explore funding and development collaboration opportunities with the U.S. government and its agencies. For example, we may continue to apply for certain grant funding from BARDA, the NIH or other government agencies to further the research, development, manufacture, testing, and regulatory approval of our Terra CoV-2 vaccine product candidate. We have no control or input over whether an application for BARDA grant funding or any other funding will be accepted or approved, in full or in part, and we cannot provide investors with any assurances that we will receive such funding.

Similar to the requirements imposed by our new NIH license, contracts and grants funded by the U.S. government and its agencies, contain provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

●	reduce or modify the government’s obligations under such agreements without the consent of the other party;

●	claim rights, including IP rights, in products and data developed under such agreements;

●	audit contract-related costs and fees, including allocated indirect costs;

●	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

●	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

●	suspend or debar the contractor or grantee from doing future business with the government;

●	control and potentially prohibit the export of products;

●	pursue criminal or civil remedies under the False Claims Act, False Statements Act, and similar remedy provisions specific to government agreements; and

●	limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

In addition, government contracts and grants, ordinarily contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions, including the following:

●	specialized accounting systems unique to government contracts and grants;

●	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;

●	public disclosures of certain contract and grant information, which may enable competitors to gain insights into our research program; and

●	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination, and affirmative action programs, and environmental compliance requirements.

If we received such grants or agreements, we may not have the right to prohibit the U.S. government from using certain technologies developed by us, and we may not be able to prohibit third-parties, including our competitors, from using those technologies in providing products and services to the U.S. government. Further, under such agreements we could be subject to obligations to and the rights of the U.S. government set forth in the Bayh-Dole Act of 1980, meaning the U.S. government may have rights in certain inventions developed under these government-funded agreements, including a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government could have the right to require us to grant exclusive, partially exclusive, or nonexclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights.” Although the U.S. government’s historic restraint with respect to these rights indicates they are unlikely to be used, any exercise of the march-in rights could harm our competitive position, business, financial condition, results of operations, and prospects. In the event we would be subject to the U.S. government’s exercise such march-in rights, we may receive compensation that is deemed reasonable by the U.S. government in its sole discretion, which may be less than what we might be able to obtain in the open market.

Additionally, as is the case under our new NIH license, the U.S. government requires that any products embodying any invention generated through the use of U.S. government funding be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. manufacturers for products covered by such intellectual property.

Although we will need to comply with some of these obligations in relation to our NIH license, not all of the aforementioned obligations may be applicable to us unless and only to the extent that we receive a government grant, contract or other agreement. However, as an organization, we are relatively new to government contracting and new to the regulatory compliance obligations that such contracting entails. If we were to fail to maintain compliance with those obligations, we may be subject to potential liability and to termination of our contracts, including the NIH license, which may have a materially adverse effect on our ability to develop our Terra CoV-2 vaccine product candidate.

We have limited vaccine-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities. Despite such investments and our best efforts, our strategic acquisition of Noachis Terra may turn out to be unsuccessful.

As part of our business strategy, we monitor and analyze strategic acquisition opportunities that we believe will be strategic fits for the Company and beneficial to the Company’s shareholders. As demonstrated by our acquisition of Noachis Terra, we may acquire companies, businesses, products and technologies that complement, augment or transform our existing business. However, such acquisitions could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of such transactions.

Prior to our acquisition of Noachis Terra, we had little-to-no experience in the development and commercialization of vaccines. Although, in connection with the acquisition, we added experienced vaccine researchers and consultants and appointed an experienced vaccine industry professional to our board of directors, given our size and current stage of development, we still have limited vaccine-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience. To successfully develop our Terra CoV-2 vaccine product candidate, we will need to dedicate significant amounts of our limited financial and management resources to bolster our expertise in this area. Our success depends significantly on the continued contributions of our executive officers, financial, scientific and technical personnel and consultants, and on our ability to attract additional personnel.

During our operating history, many essential responsibilities have been assigned to a relatively small number of individuals, and we currently depend heavily upon the efforts and abilities of our management team. However, as we advance into vaccine development, the demands on our key employees will expand and we will need to recruit additional qualified employees for our Company. The competition for such qualified personnel is intense, particularly in light of the demand for a vaccine or other treatment for SARS-CoV-2 and/or COVID-19. The loss of services of any of our existing consultants or our inability to attract additional personnel to fill critical positions could adversely affect our ability to efficiently develop our Terra CoV-2 vaccine product candidate. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results.

Alternatively, or in addition to the above, we may enter into strategic alliances or partnership with other vaccine industry entities to utilize their research, development, manufacturing testing, regulatory or commercialization skills, but we may be unable to enter into such agreements on favorable terms, if at all. If our future strategic collaborators do not commit sufficient resources to our alliances or partnerships and the progress of our vaccine development, if any, and we are unable to develop the necessary capabilities on our own, we may be unable to advance the development of our Terra CoV-2 vaccine product candidate to the point of commercialization, even if we obtain regulatory approval. We will be competing with many companies that currently have existing, extensive and well-funded operations, and without a significant internal team or the support of a third party to perform essential functions related to vaccine research, development, manufacturing, testing, regulatory approval, and commercialization, we may be unable to compete successfully against these more established companies and our Terra CoV-2 vaccine product candidate may fail.

Any failure by us to effectively limit such risks as we implement our strategic acquisition could have a material adverse effect on our business, financial condition or results of operations and cause the price of our securities to fall.

We have limited financial resources and we may not be able to maintain our current level of operations or be able to fund the further development of our new Terra CoV-2 vaccine product candidate.

To date, Oragenics has never developed a vaccine product candidate, and we cannot assure investors that we will be able to successfully develop a vaccine to prevent SARS-CoV-2 or COVID-19 with our current resources and capabilities. Because our new Terra CoV-2 vaccine product candidate is in early stages of development, it will require extensive preclinical and clinical testing, and we will need significant additional funding to conduct such research and testing. We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources in amounts sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources, and expect to require additional funds, to maintain our existing operations, continue our research and development programs, commence future preclinical studies and clinical trials for our Terra CoV-2 vaccine product candidate, and to seek regulatory approvals.

We anticipate seeking such additional funds through a combination of public or private equity or debt financings, as well as potential collaborations, strategic alliances and marketing, distribution or licensing arrangements and non-dilutive funding from government and nongovernment funding entities, as well as other sources to further the research, development, manufacturing, testing, and regulatory approval of vaccine product candidates. While we may continue to apply for contracts or grants from academic institutions, nonprofit organizations and governmental entities, we may not be successful. Adequate additional funding may not be available to us on acceptable terms, if at all. If we cannot raise the additional funds required for our anticipated operations or to support our development efforts, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or our vaccine candidate. If we raise additional funds through future offerings of shares of our common stock or other debt or equity securities, such offerings would cause dilution of current stockholders’ percentage ownership in the Company, which could be substantial. Additionally, future offerings also could have a material and adverse effect on the price of our common stock.

Our vaccine product candidate is at the preclinical stage and has not been approved for sale. We have not conducted substantial research and development for a vaccine product candidate, and we may be unable to produce a vaccine that successfully prevents the virus in a timely and economical manner, if at all.

Our Terra CoV-2 vaccine development program is in the early stages of research and development, and currently includes only one product candidate, which is in the preclinical stage. Limited data exist regarding the safety and efficacy of our vaccine product candidate, and we must conduct a substantial amount of additional research, development and clinical testing before any regulatory authority will approve our vaccine product candidate. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials or unsatisfactory clinical trial results.

In addition, adverse events, or the perception of adverse events, relating to vaccine product candidates and delivery technologies may negatively impact our ability to develop commercially successful products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and other ailments. Regardless of the veracity of or the data supporting these claims, these and other claims may influence public perception of the use of vaccine product candidates and could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential vaccine product candidate. Such greater government regulation could have a material effect on our ability to develop and market our Terra CoV-2 vaccine product candidate.

We have not conducted substantial research on the Terra CoV-2 vaccine product candidate and we lack experience in the research, development, manufacture, regulatory approval, marketing, commercialization and implementation of a vaccine product candidate. Also, uncertainties exist surrounding the longevity and severity of COVID-19 as a global health concern. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. Accordingly, we may be unable to produce a vaccine that successfully targets SARS-CoV-2 in a timely and economical manner, if at all.

For example, we expect to commit significant financial resources and personnel to the development of our Terra CoV-2 vaccine product candidate, which may cause delays in or otherwise negatively impact our other product candidate development program. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology and vaccine development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a vaccine. Additionally, our ability to develop an effective vaccine will depend on our ability to work on an accelerated timeline, with limited access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced vaccine-development companies. Moreover, if the COVID-19 pandemic is effectively contained or the risk of further spread is diminished or eliminated before we can successfully develop, manufacture and commercialize Terra CoV-2, we may be unable to identify strategic partners willing to work with and support us in our development efforts and, even if we obtain regulatory approval, the market that we anticipate for this product candidate may not exist or may be much smaller than we previously anticipated. Alternatively, even if a market exists, our vaccine product candidate could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our vaccine product candidate, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially-successful vaccine product will materially harm our business. In addition, other parties are currently producing and administering vaccines for the treatment for SARS-CoV-2 under the FDA’s Emergency Use Authorization and other competitive vaccines are expected to seek such authorization as well. Such competitive vaccines already in the market may also lead to the diversion of governmental and nongovernmental resources away from us and toward our competitors.

The market opportunities for our vaccine product candidate may be smaller than we believe them to be. Moreover, any pandemic threat may abate, or alternative vaccines currently being broadly disseminated under the FDA’s Emergency Use Authorization could become widely accepted and adopted before our vaccines achieve regulatory approval.

The primary area of focus for our future research and product development activities is the development of a vaccine candidate to prevent SARS-CoV-2 and the disease it principally causes, COVID-19. Our current projections of both the number of people who are or will be affected this disease, as well as the subset of people who may be affected by this disease and who have the potential to benefit from immunity through our Terra CoV-2 vaccine product candidate, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, because coronaviruses have evolved in recent decades and research on SARS-CoV-2 and COVID-19 are continuously changing due to the complicated nature of the virus, new studies may change the estimated incidence or prevalence of COVID-19. The number of clinical trial participants in the United States, Europe, and elsewhere may turn out to be lower than expected, potential clinical trial participants may not be otherwise amenable to treatment with our products, or new clinical trial participants may become increasingly difficult to identify or gain access to, all of which would adversely affect our ability to conduct the research and development necessary to complete the vaccine product candidate.

Moreover, the threat of the COVID-19 pandemic outbreak may subside before we are able to complete research and development for our Terra CoV-2 vaccine product candidate, obtain regulatory approval for the vaccine product candidate and realize any return on our investment in the research and development. Other organizations some of which are currently broadly administering vaccines under the FDA’s Emergency Use Authorization authority, may obtain broad acceptance, or government health organizations may acquire adequate stockpiles of pandemic vaccines or adopt other technologies or strategies to prevent or limit outbreaks before our Terra CoV-2 vaccine product candidate reaches the marketplace, if at all. We may not achieve a return on our investment before the threat of the COVID-19 pandemic subsides or competing products are widely adopted.

If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of product candidates for SARS-CoV-2 and COVID-19, as well as our other product candidates, are keys to our growth strategy.

A key element of our business strategy is to discover, develop, validate and commercialize (i) a vaccine product candidate to provide specific lifetime immunity from SARS-CoV-2, which we aim to market globally to both public and private payers (ii) the development of a portfolio of additional antibiotic product candidates to combat multi drug resistant organism, or MDRO, outbreaks and the associated costs to patients, inpatient facilities and the health care industry. We cannot assure you that we will be able to successfully complete development of, or commercialize any or all of our planned future product candidates, or that they will be clinically usable. For example, we previously attempted to develop an oral mucositis product candidate (or AG013 product candidate) and conducted a Phase 2 clinical trial that was not successful and we ceased further development and terminated our license with a third party to develop such technology. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

●	our recent entry into the vaccine research and development industry;

●	failure of future tests at the research or development stages;

●	lack of clinical validation data to support effectiveness;

●	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;

●	regulatory delays at the FDA or from other independent oversight authorities, particularly in light of the demands placed on public health resources during and following the COVID-19 pandemic;

●	failure to obtain or maintain necessary certifications, licenses, clearances or approvals to market or perform the test; or

●	lack of commercial acceptance by the health care marketplace.

Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later trials. At any point, we may abandon development of products (as we did with our oral mucositis product candidate) in favor of the development or acquisition of new products (as we did with our vaccine product candidate), or we may be required to expend considerable resources repeating clinical studies or trials, which would adversely impact the timing for generating potential revenues from those new products. In addition, as we advance the development of new products through to the commercialization stage, we will have to make additional investments in our sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a product is abandoned or delayed.

If we are successful in producing a vaccine against SARS-CoV-2, we may need to devote significant resources to its scale-up and development, including for use by the U.S. government or other foreign authorities. Moreover, government involvement may limit the commercial success of our vaccine product candidate.

Because the COVID-19 outbreak has been classified as a pandemic by public health authorities, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities with respect to the research, development and commercialization of our Terra CoV-2 vaccine product candidate. We have not manufactured a pandemic vaccine to date, but if we were to do so, the economic value of such a vaccine to us could be limited by such government action or inaction. Various government entities, including the U.S. government, are offering, but may not continue to offer, incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against SARS-CoV-2 and/or COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our Terra CoV-2 vaccine product candidate.

In the event that any of the preclinical research or, if an IND is accepted by the FDA, the Phase 1 clinical trials for our SARS-CoV-2 vaccine product candidate are perceived to be successful, we may need to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government-sponsored mechanisms, such as an Expanded Access Program or an Emergency Use Authorization program. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other existing product candidate programs. In addition, since the path to licensure of any vaccine against SARS-CoV-2 is unclear, we may have a widely-used vaccine in circulation in the United States or another country prior to our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

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

Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Currently, neither the FDA has given Emergency Use Authorization authority to Moderna and Pfizer for their vaccines. A number of other vaccine manufacturers, academic institutions and other organizations currently have programs to develop such a vaccine. While we are not aware of all of our competitors’ efforts, we believe that Sanofi, Janssen, Inovio, Novavax, AIM ImmunoTech Inc. and several others are in the early stages of developing vaccine candidates. These companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies may also partner or collaborate with large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd, Pfizer Inc. and AstraZeneca, among others, or they may partner or collaborate with or obtain funding from governments, academic institutions or other nongovernmental organizations. In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies and establish differentiation from existing vaccines in the market place.

Moreover, our new vaccine development efforts depend on new, rapidly evolving technologies. Our development efforts and, if those are successful, commercialization of our Terra CoV-2 vaccine product candidate could fail for a variety of reasons, and include the possibility that:

●	Our SARS-CoV-2 vaccine product candidate or technologies, any or all of the products based on such technologies or any manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory approvals or achieve commercial viability;

●	third-party supplier or manufacturer facilities will be unable or unwilling to provide necessary supplies, including adjuvants, or scale-up manufacturing capabilities for our products in a cost-effective manner or at all;

●	the products, if safe and effective, may be difficult to manufacture on a large-scale or uneconomical to market;

●	third-party manufacturing facilities will fail to continue to pass regulatory inspections;

●	proprietary rights of third-parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	Third-party competitors with Emergency Use Authorization from the FDA and use of vaccines will gain greater market share and limit or impair our development efforts.

Our SARS-CoV-2 vaccine product candidate may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first approved. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that, to the extent we are able to reach the BLA stage, our Terra CoV-2 vaccine product candidate should qualify for the twelve-year period of exclusivity. However, risks exist that we may not so qualify, that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our vaccine product candidate to be a reference product for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for a reference product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Our success will depend on our ability to obtain regulatory approval of our product candidate under our Lantibiotics Program and its successful commercialization.

Our product candidate under our Lantibiotics Program has not received regulatory approval in any jurisdiction and it may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical and clinical development of our antibiotic product candidates (including MU1140 homologs we may develop). We have performed extensive nonclinical testing using native MU1140 and entered into an Exclusive Channel Collaboration Agreement with Precigen (which was assigned to ILH Holdings, Inc. and is n/k/a Eleszto Genetika, Inc.). We began nonclinical activities on homologs of MU1140 in the second half of 2014. Those activities include toxicity results, physicochemical characterizations, and efficacy studies in animals. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, we would expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding.

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

At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including inadequate financial resources the appearance of new technologies that render our product obsolete, competition from competing products, inability or limitations to moving forward with development, the economic viability of moving forward with development due to competition, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

We have limited experience in the conduct of clinical trials. We have never initiated a vaccine-related clinical trial. We have never obtained approval of any product candidates. We may be unable to undertake any of those actions successfully.

As a company, we have limited experience and capacity for the conduct of preclinical research and clinical trials, as well as the progression of a product candidate through to regulatory approval. Because we are in the early stages of development for Terra CoV-2 and because the SARS-CoV-2 vaccine landscape continues to evolve, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that planned clinical trials will begin or conclude on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs and/or consultants. Any performance failure on the part of such third parties could delay clinical development or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses. By contrast, larger pharmaceutical and biopharmaceutical companies often have substantial staff or departments with extensive experience in conducting clinical trials with multiple product candidates across multiple indications and obtaining regulatory approval in various countries. In addition, these companies may have greater financial resources to compete for the same clinical investigators, sites and patients that we may attempt to recruit or retain for our preclinical research and clinical trials. As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing and completion of our preclinical research and clinical trials and obtaining regulatory, marketing and related approvals, if achieved at all, for our Terra CoV-2 vaccine product candidate.

We cannot assure you that the market and consumers will accept our products or product candidates. If they do not, we will be unable to generate significant revenues from our products or product candidates and our business, financial condition and results of operations will be materially adversely affected.

The commercial success of our Terra CoV-2 vaccine product candidate, our MU1140 homologs antibiotic product candidates, and any of our other product candidates and technologies, will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products poses numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional dental therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that physicians, patients or the medical communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

If our manufacturers and suppliers in general fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

We do not have the internal capability to manufacture our SARS-CoV-2 vaccine, MU1140 homologs, or any other product candidates and all of their constituent parts under GMPs, as required by the FDA and other regulatory agencies. In order to continue to develop and commercialize our product candidates and to apply for regulatory approvals for our product candidates, we will need to contract with third parties that have, or otherwise develop, the necessary manufacturing capabilities in full compliance with applicable regulatory requirements.

There are a limited number of manufacturers that operate under GMPs that are capable of manufacturing our product candidates. Due to the early-stage development of our SARS-CoV-2 vaccine product candidate, we cannot at this time accurately predict the numbers and capabilities of manufacturers that will be required and capable of manufacturing the vaccine product candidate and any of its components. Manufacturing on a commercial scale has not yet been undertaken and there are additional technical skills needed for the manufacture of MU1140 homologs that will further limit the number of potential manufacturers. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our Terra CoV-2 vaccine product candidate, our MU1140 product candidates, or our other product candidates for the conduct of clinical trials on such product candidate we may incur additional costs and delays in development and commercialization.

Problems with these manufacturing processes such as equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers and even minor deviations from normal procedures, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient inventory or supply of product for the conduct of clinical trials. For example, the COVID-19 pandemic and government shutdowns in response have interrupted supply chains, the manufacture and transmission of goods and the regularity with which manufacturers ordinarily operate. Such interruptions, unless remedied entirely, can disrupt our research and development efforts and our clinical trials, and even if remedied, could create delays that materially impact our business.

If we are required to find an additional or alternative source of supply, for example with respect to our ability to obtain an adjuvant, there may be additional costs and delays in the development, clinical trial timing, or commercialization of our product candidates. Additionally, the FDA and other regulatory agencies routinely inspect manufacturing facilities before approving a New Drug Application, or NDA, or Biologic License Application, or BLA, for a drug or biologic manufactured at those sites. If any of our manufacturers or processors fails to satisfy regulatory requirements, the approval and eventual commercialization of our commercial products and product candidates may be delayed.

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

In connection with our acquisition of Noachis Terra, we added vaccine consultants and advisors, who were engaged in various capacities related to the research and development of a SARS-CoV-2 vaccine product candidate. Our ability to successfully continue the vaccine development depends in large part on our ability to retain certain consultants. Despite our efforts to retain these consultants, one or more may terminate their engagement with us on short notice. The loss of the services of any of these consultants could have substantial negative effects on our research and development efforts, which are necessary to further development of our Terra CoV-2 vaccine product candidate.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 homologs has been undertaken solely in the laboratory and in animals. We have not yet conducted human trials with any MU1140 homolog nor have we initiated clinical trials for our Terra CoV-2 vaccine product candidate. To date, available clinical data for our AG013 product candidate has been limited to a Phase 1b clinical trial and top-line results from our Phase 2 clinical trial, the latter of which did not demonstrate statistical significance on the primary endpoint of severe oral mucositis when compared to placebo and we ceased further development of such product candidate and terminated our license with our collaboration partner concerning the development of such product candidate. It is possible that when and if future lantibiotic trials and/or our Terra CoV-2 vaccine product candidate trials are conducted in humans, they will show that our antibiotic or vaccine candidates are ineffective or harmful in humans. If MU1140 homologs are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of this compound. If we are unable to generate revenues from the first generation of MU1140 and homologs, or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

Because we are new to vaccine development, we must identify vaccines for development with our technologies and establish successful third-party relationships.

Because we are new to vaccine development and lack substantial experience in the research and development of vaccines, the near and long-term viability of our SARS-CoV-2 vaccine product candidate will depend in part on our ability to successfully establish new strategic collaborations with biotechnology companies, non-profit organizations, governmental agencies and other vaccine industry entities. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, our products’ ability to address these areas, or other reasons beyond our expectations or control. If we fail to establish a strategic collaborations or government relationships on acceptable terms, we may not be able to develop and commercialize our Terra CoV-2 vaccine product candidate or generate sufficient revenue to fund further research and development efforts.

Additionally, we do not have our own clinical research and development facilities dedicated to vaccine development and manufacture. We have in the past and may in the future engage consultants and independent contract research organizations, subject to regulatory considerations, to design and conduct its clinical trials in connection with the development of our SARS-CoV-2 vaccine product candidate. As a result, these important aspects of a product’s development will be outside of our direct control. Even if we establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of our vaccine product candidate for several reasons, including the fact that:

●	we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of our vaccine product candidate, in a timely manner or at all;

●	such partners may not devote sufficient resources to our vaccine product candidate or properly maintain or defend our intellectual property rights;

●	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our vaccine product candidate and affect our ability to realize product revenue; and

●	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

Our collaborators will be subject to the same regulatory approval of their manufacturing facility and process as us. Before we could begin commercial manufacturing of any of our vaccine candidates, we and our collaborators must pass a pre-approval inspection before FDA approval and comply with the FDA’s GMP regulations. If our collaborators fail to comply with these requirements, our vaccine candidate may not be approved. If our collaborators fail to comply with these requirements after approval, we could be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products. If we or our collaborators fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay the commercialization of our vaccine product candidate.

We intend to seek licensing partners to cover a portion of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

As we continue our development of product candidates, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies at the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves or we will be unable to extract any value from these technologies. We may also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot assure you that we would be able to obtain the necessary financing to pay these costs. If we are unable to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

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

We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions. We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. We also periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.

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

We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Tampa, Florida, a hurricane zone. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, and other public health emergencies could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. For example, the recent COVID-19 pandemic may cause significant disruption to our business operations, the operations of our third-party contractors and suppliers and the operations of our clinical trials, including as a result of significant restrictions or bans on travel into and within the geographic areas in which our manufacturers product our product candidates or where we conduct our clinical trials. A public health emergency could also affect the operations of the FDA and other regulatory or public health authorities, resulting in delays to meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. Such disruption could impede, delay, limit or prevent our employees and third-party contractors from beginning or continuing research and development or clinical trial-related activities, which may impede, delay, limit or prevent initiation or completion of our ongoing clinical trials and preclinical research and ultimately lead to the delay or denial of regulatory approval of our product candidates, which could seriously harm our operations and financial condition.

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

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $142,893,000. We also accumulated U.S. federal and state research tax credits of approximately $4,043,000 as of December 31, 2020 Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. Had we been unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand inclusive of the proceeds from our ATM facility and warrant exercises, and net of the redemption of the Series C Preferred Stock of approximately $5.6 million, without additional financing through the second quarter of 2022. Absent sufficient additional financing, we may be unable to remain a going concern.

Risks Related to Our Licenses, Intellectual Property and Data Security and Privacy

Our vaccine research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials license with the NIAID and the NIH.

An important element of our intellectual property portfolio is our license with the NIAID and the NIH. Pursuant to the Patent License and Biological Materials License Agreement, we hold a nonexclusive, worldwide license to certain specified patent rights (including patent applications, provisional patent applications and Patent Cooperation Treaty (“PCT”) patent applications) and biological materials relating to the use of prefusion coronavirus spike proteins for the purpose of developing and commercializing a vaccine product candidate for SARS-CoV-2. This intellectual property and biological materials license is essential to our operations and our ability to research and develop our Terra CoV-2 vaccine product candidate. The terms of the license agreement will terminate upon the earlier of (a) twenty (20) years from the first commercial sale where no licensed patent rights exist or have ceased to exist or (b) the expiration of the last to expire of any licensed patent rights. Additionally, we must use reasonable commercial efforts to develop, manufacture, and commercialize our vaccine product candidate, to manufacture our vaccine product candidate substantially within the United States and provide the United States public with reasonable access to our vaccine, if approved for commercialization by the FDA. If we breach the terms of the license agreement, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones, using best efforts to introduce a licensed product or practice a licensed process in certain territories by certain dates, the NIAID has the right to terminate the license.

If we were to lose or otherwise be unable to maintain the NIH license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability to develop and market our Terra CoV-2 vaccine product candidate, which would have an immediate material adverse effect on our business, operating results and financial condition. Thus, our inability to retain the rights and technologies identified by the license, or those that we may in the future identify, could have a material adverse impact on our ability to complete the development of our vaccine product candidate. No assurance can be given that we will be successful in licensing any additional rights or technologies from the NIAID, the NIH or others. If we fail to retain the NIH license or if we fail to obtain additional rights and licenses necessary to further the development and commercialization of our vaccine product candidate, our planned development for our vaccine product candidate may be materially impacted and the costs associated with the development may increase significantly, and we may be entirely unable to complete development of a SARS-CoV-2 vaccine product candidate.

We may incur additional expenses and obligations in connection our NIH license.

We must use reasonable commercial efforts to bring to market a vaccine product candidate covered by the license, which means we must adhere to an existing commercial development plan and existing performance benchmarks. Additionally, we are obliged to pay to the NIAID certain minimum annual royalties, certain benchmark-related royalties and royalties based upon a share of any net sales of our vaccine product candidate, following regulatory approval and the first commercial sale. Additionally, among other obligations, we must provide regular written reports to the NIAID on the development status of our vaccine product candidate and pay for our pro rata share of the NIH’s patent prosecution-related expenses and fees. Moreover, we must use reasonable commercial efforts to develop, manufacture, and commercialize the vaccine product candidate, to manufacture the vaccine product candidate substantially within the United States and provide the United States public with reasonable access to the vaccine, if approved for commercialization by the FDA. All of these additional obligations beyond ordinary research and development and regulatory compliance related to the approval of our vaccine product candidate may impose delays or greater costs upon our ability to timely develop our vaccine product candidate.

Although our forecasts for expenses and the sufficiency of our capital resources will take into account the funds available for the research and development of our vaccine product candidate development, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and the our share of the costs of filing, prosecuting, defending and enforcing the intellectual property rights covered by the NIH license. If we exhaust the funds available for the development of Terra CoV-2 more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we may be unable to meet our obligations under the NIH license, which may be terminated, and we will be unable to proceed with development of our product candidates on expected timelines and will be forced to prioritize among them.

The intellectual property covered by our NIH license concerns patent applications and provisional applications. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

The intellectual property covered by our NIH license concerns certain, specified patent rights (including patent applications, provisional patent applications and PCT patent applications). Although the NIAID has agreed to assume responsibility for the preparation, filing, prosecution and maintenance of all patent applications covered by the licensed patent rights, we cannot be certain as to when or if final patents will be issued for those patent applications covered by the licensed patent rights. However, the NIH may not successfully prosecute certain patent applications, the prosecution of which they control, under which we are only a licensee and on which our business substantially depends. Even if patents issue from these applications, the NIH may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement or may fail to defend against counterclaims of patent invalidity or unenforceability.

Moreover, it is possible that the licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable vaccine products or may not provide us with any competitive advantages. Further, it is possible that, for any of the patents that may be granted in the future, others will design around the licensed patent rights or identify methods for preventing or treating SARS-CoV-2 that do not concern the rights covered by our NIH license. Further, we cannot assure investors that other parties will not challenge any patents granted to the NIH or that courts or regulatory agencies will hold NIH’s patents to be valid or enforceable. We cannot guarantee investors that, if required to defend the covered patents, we will be successful in defending challenges made against the NIH patents and patent applications. Any successful third-party challenge to the NIH patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties.

Risks with respect to the NIH and our NIH license may also arise out of circumstances beyond our control. In spite of our best efforts, the NIH may conclude that we have materially breached the license agreement and may therefore terminate the agreement, thereby removing our ability to market vaccine product candidates covered by the agreement. If the NIH license agreement is terminated, or if the underlying patents fail to provide the intended market protection, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if the NIH license agreement is terminated, the NIH may be able to prevent us from utilizing the technology covered by the licensed patent rights. This could have a material adverse effect on our competitive business position and our financial condition, results of operations and our business prospects.

We cannot prevent the NIH or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

Our NIH license is a nonexclusive license and we are not permitted to sublicense the intellectual property or biological materials covered by the license. Therefore, we cannot be certain that the NIH has not previously licensed, or that the NIH will not, in the future, license the intellectual property or biological materials to other biotechnology companies, including those who intend to develop a vaccine product candidate for SARS-CoV-2, some or all of the nonexclusive intellectual property and biological materials available to us under the NIH license. Moreover, we do not currently own any exclusive rights or licenses necessary to fully develop our Terra CoV-2 vaccine product candidate, and such rights or licenses, if in existence, could be held by our competitors or used by other third parties to otherwise directly compete against us. If our competitors or others have or acquire exclusive rights or licenses that they could enforce against us, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with rights or licenses of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. Accordingly, while we may develop, acquire or license the additional technologies necessary to the development of our vaccine candidate we cannot assure you that we will be able to develop, acquire or license such technologies or that alternatives will be sufficient to enable development of our Terra CoV-2 vaccine product candidate or to prevent others from competing with us and developing substantially-similar products.

Our Lantibiotic Development program development efforts are to a large extent dependent upon our intellectual property and exclusive channel collaboration agreement with Eleszto Genetika, Inc. (“EGI”) is based on early-stage technology in its field.

Our exclusive channel collaboration agreement contemplates the use of EGI’s advanced transgene and cell engineering platforms for the development and production of lantibiotics. Such technologies have a limited history of use in the design and development of active pharmaceutical ingredients and drug products involving direct administration and may therefore involve unanticipated risks or delays.

We will incur additional expenses in connection with our exclusive channel collaboration arrangement.

Pursuant to our exclusive channel collaboration, we are responsible for future research and development expenses of product candidates developed under such collaboration, including those incurred by our collaboration partners for research on our behalf as provided in the lantibiotic exclusive channel collaboration Agreement (“Lantibiotic ECC”). As a result, we expect the level of our overall research and development expenses going forward will increase. The timing and amount of expenses under our Lantibiotic ECC are difficult to predict. Although all manufacturing, nonclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We expect over time to add additional personnel to support our Lantibiotics Program as we progress in our development efforts.

Because our collaborations pursuant to our Lantibiotic ECC is in the early stage, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development, which in turn could lead to the termination of our Lantibiotic ECC.

We may not be able to retain the exclusive rights licensed to us under our Lantibiotic ECC to develop and commercialize lantibiotic products.

Under our Lantibiotic ECC we are responsible for, among other things, funding the further anticipated development of lantibiotics toward the goal of commercialization, conducting nonclinical and clinical development of product candidates, as well as for other aspects of manufacturing and the commercialization of the product(s). Our collaboration partners may terminate such agreement if we do not perform certain specified requirements, including developing therapies identified to us and considered superior by our collaboration partners. There can be no assurance that we will be able to successfully perform under the Lantibiotic ECC and if the Lantibiotic ECC is terminated it would prevent us from achieving our business objectives.

Our Collaboration Partner, EGI, may not devote sufficient time and resources to successfully carry out their contracted duties or meet expected deadlines, we may not be able to advance our product candidates in a timely manner or at all.

On January 31, 2020, our prior collaboration partner, Intrexon Corporation, pursuant to a restructuring which in part, resulted in a change of Intrexon’s name to Precigen, Inc. In addition, pursuant to Precigen’s restructuring plan, the Lantibiotic ECC and Lantibiotic Stock Issuance Agreement were assigned to and assumed by ILH Holdings, Inc. (“ILH”) (n/k/a Eleszto Genetika, Inc. (“EGI”), a wholly owned subsidiary of Precigen, Precigen subsequently sold the majority of its bioengineering assets, inclusive of EGI, to TS Biotechnology, an entity managed by Third Security. Our success depends, in part, on the performance by our collaborators of their responsibilities under our collaboration arrangements. Our new collaborator may not perform their obligations in a timely fashion or in a manner satisfactory to us or consistent with how previously performed. Typically, we cannot control the amount of resources or time our collaborators may devote to our programs or potential products that may be developed in collaboration with us. We are currently involved in multiple research and development collaborations with academic and research institutions. These collaborators frequently depend on outside sources of funding to conduct or complete research and development, such as grants or other awards. As a result of these uncertainties, we are unable to control the precise timing and execution of any experiments that may be conducted.

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

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or the NIH may be subject to claims that former employees, collaborators or other third parties have an interest in the licensed patents or other intellectual property as an inventor or co-inventor. For example, we or the NIH may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing the intellectual property covered by the NIH license or our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our license or the NIH’s ownership, as applicable, of the licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as our right to use intellectual property that is important to our Terra CoV-2 vaccine product candidate. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in patent law or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. Moreover, patent law and protection in foreign countries, particularly developing countries, may be insufficient or otherwise unclear in its efficacy to protect our intellectual property. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the scope and value of patents, once obtained.

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

If we are unable to protect our trademarks or other intellectual property from infringement, our business prospects may be harmed.

We have applied for trademark protection for trademarks in the United States, the European Union and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks or other intellectual property rights could harm our reputation or commercial interests. Moreover, our license with the NIH and NIAID, the NIAID does not commit to defend any declaratory judgment action alleging the invalidity of any of the licensed patent rights covered by the license, nor does the NIAID commit to commence legal actions against third parties alleged to infringe upon those licensed patent rights. Our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer.

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

In addition to our intellectual property and biological materials license with the NIH, we are a party to an exclusive channel collaboration agreement that impose various royalty and other obligations on us. If we fail to comply with these obligations, our collaboration partners may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. Both the NIH license and the Lantibiotic ECC may be terminated in the event of a breach. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claim that we infringe its intellectual property rights, we may face a number of issues, including:

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

Our MU1140 homologs product candidate and vaccine candidate are in early-stage development and is expected to require partners with substantial financial resources to continue the development of the product to commercialization. In addition, these product candidates have not received regulatory approval in any jurisdiction and they may never receive approval or, if approvals are obtained, may never be commercialized successfully. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during 2021 we would expect the IND for a first-in-human clinical trial of OG716 to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program or our vaccine development are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Despite the implementation of security measures, our internal computer systems, and those of our manufacturers and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, unauthorized access, natural disasters, fire, explosions or large-scale accidents, power outages or surges, terrorism, successful breaches, employee malfeasance, or human or technological error, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Risks Related to Government Regulations

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, we will be unable to generate revenues.

The production and marketing of products which may be developed from our Terra CoV-2 vaccine product candidate, and our MU1140 homologs, or otherwise and our research and development, nonclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

If we fail to obtain regulatory approval for our product candidates, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

●	limitations directly caused by, or restrictions imposed in response to, the COVID-19 pandemic, including our ability to conduct research and development and clinical trials, to engage or continue to engage with third-party contractors and suppliers or to comply with regulatory obligations relating to our business;

●	an inability to raise sufficient capital to commence, conduct, or complete clinical trials;

●	difficulties in finding a partner with the resources to support large and expensive clinical development and commercialization costs;

●	findings in nonclinical trials;

●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

●	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

●	challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of patient population, proximity of patients to clinical sites, eligibility criteria for the trial, nature of the trial protocol, the availability of approved effective treatments for the relevant condition and competition from other clinical trial programs for similar indications;

●	severe or unexpected drug or biologic-related side effects experienced by patients in a clinical trial; and

●	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the trial, lack of efficacy, side effects, or personal issues, or who are lost to further follow up.

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

We may be unable to obtain regulatory approval for our SARS-CoV-2 vaccine product candidate, or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

To gain approval to market a new drug such as OG716, or a new biological product such as our SARS-CoV-2 vaccine product candidate or AG013, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon whether the “per protocol”, or PP, analysis is used to report data results or whether the “modified intent-to-treat,” or MITT, approach is used. Accordingly, regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful.

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

We may not be able to initiate or continue, or complete in a timely fashion clinical trials for Terra CoV-2 or our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Many companies are currently or will soon be researching, developing and testing therapeutic and vaccine product candidates specifically for or with potential application to SARS-CoV-2 or COVID-19, which may reduce our ability to conduct clinical trials for our SARS-CoV-2 vaccine product candidate. For example, even if we are able to identify potential patients or eligibility criteria for a Terra CoV-2 clinical trial, patients who are otherwise eligible for such clinical trials may instead enroll in the clinical trials of our competitors’ SARS-CoV-2 product candidates or opt not to enroll due to other competitive vaccines being administered by competitors based upon emergency use authorization.

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

Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of health care payers, physician and patient adoption and use necessary for commercial success.

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by health care payers, physicians and patients for approved indications, and may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

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

Moreover, third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, although private third-party payors tend to follow Medicare, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Risks Related to Coronavirus Disease (COVID-19)

Our business is subject to risks arising from public health crises, epidemic or pandemic diseases, such as the recent global outbreak of the coronavirus disease (COVID-19).

Our business operations expose us to risks associated with public health crises, epidemics and pandemics. An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of our third-party manufacturers and CROs upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials. Such disruption could impede, delay, limit or prevent our employees and CROs from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses.

The COVID-19 outbreak could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The severity of the coronavirus disease could also make access to our existing supply chain difficult or impossible and could materially impact our business. Any one or a combination of the aforementioned events could have an adverse effect on our business.

Our ability to conduct clinical trials may be impeded, delayed, limited or prevented entirely due to the spread of COVID-19, the imposition of government restrictions and the concurrent disruptions to ordinary business activities globally.

As the U.S. and foreign governments and nongovernmental organizations continue to respond to the COVID-19 public health crisis, our ability to conduct clinical trials may impeded, delayed, limited or prevented entirely by a number of factors, including, but not limited to, the following:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and density of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our business involves international components, and we are exposed to various global and local risks related to the coronavirus disease 2019 (COVID-19) that could have a material adverse effect on our financial condition and results of operations.

Our business may involve international components such as clinical trial enrollment. Consequently, we may be exposed to, or our third-party contractors, suppliers or manufacturers may be exposed to, certain global events beyond our control, including war, public health crises, epidemics, pandemics, trade disputes, geopolitical conflicts and other international events, including, for example, the global impact of COVID-19 and the various responses taken by foreign authorities, such as government-imposed quarantines and other public health safety measures.

The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally. The international components of our business may be directly subject to, and the domestic components may be indirectly impacted by, a variety of risks, including:

●	foreign currency exchange rate fluctuations;

●	greater difficulty in staffing and managing foreign operations;

●	greater risk of uncollectible accounts;

●	longer collection cycles;

●	logistical and communications challenges;

●	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

●	changes in labor conditions;

●	burdens and costs of compliance with a variety of foreign laws;

●	political and economic instability;

●	increases in duties and taxation;

●	foreign tax laws and potential increased costs associated with overlapping tax structures;

●	greater difficulty in protecting intellectual property;

●	the risk of third-party disputes over ownership of intellectual property and infringement of third-party intellectual property by our products; and

●	general economic and political conditions in these foreign markets.

International markets are also affected by economic pressure to contain reimbursement levels and healthcare costs. Profitability from international operations may be limited by risks and uncertainties related to regional economic conditions, regulatory and reimbursement approvals, competing products, infrastructure development, intellectual property rights protection and our ability to implement our overall business strategy. We expect these risks will increase as we pursue our strategy to expand operations into new geographic markets. We may not succeed in developing and implementing effective policies and strategies in each location where we conduct business. Any failure to do so may harm our business, results of operations and financial condition.

Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effectives of the coronavirus disease (COVID-19) may alter the ways in which we conduct our business operations and manage our financial capacities.

To varying degrees, the ways in which we conduct our business operations and manage our financial capacities are influenced by macroeconomic conditions that affect companies directly involved in or providing services related to the drug and biological product development. For example, real GDP growth, business and investor confidence, the COVID-19 pandemic, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer and business financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect not only our decisions and ability to engage in research and development and clinical trials, but also those of our management, employees, third-party contractors, manufacturers and suppliers, competitors, shareholders and regulatory authorities. In addition, geopolitical issues around the world and how our markets are positioned can also impact the macroeconomic conditions and could have a material adverse impact on our financial results.

Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

Generally, worldwide economic conditions remain uncertain. Access to capital markets is critical to our ability to operate. Traditionally, biotechnology companies have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our vaccine candidates and clinical trials. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. There is no certainty that the capital and credit markets will be available to raise additional capital on favorable terms. If economic conditions become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, if we are unable to access the capital markets on favorable terms, our ability to execute our business plan as scheduled would be compromised. Moreover, we rely and intend to rely on third-parties, including clinical research organizations, contract manufacturing organizations and other important vendors and consultants. Global economic conditions may result in a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

Inadequate funding for the FDA, the SEC and other government agencies in light of the coronavirus pandemic could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, at this time, we cannot predict the extent to which the COVID-19 pandemic outbreak will impact the resources of such government agencies, including, in particular, the public health resources available to the FDA. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Common Stock

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued 16,666,668 shares of common stock, short-term warrants to purchase up to 9,583,334 shares of common stock, and long-term warrants to purchase up to 9,583,334 shares of common stock, as part of our March 25, 2019 underwritten public offering. In November and December of 2020, we issued 16,317,567 and 14,444,444 shares of common stock, respectively, in connection with an underwritten public offering and a registered direct offering. In connection with an at-the-market sale of shares of our common stock between February 2 and February 11, 2021 we issued an additional 15,406,618 shares of our common stock and issued 2,472,573 shares pursuant to warrant exercises. As a result, our outstanding shares of common stock has increased significantly from 29,433,135 shares as of December 31, 2018 to 91,766,928 shares as of December 31, 2020 and 109,646,119 as of February 25, 2021.

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

Our operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs vary to the extent of our research and development and the candidate of clinical trials. As a result, we may incur significant or unanticipated expenses associated with our research and development efforts of our product candidates under development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

●	the timing of release of pre-clinical and clinical trial results and new products and services by our competitors, particularly those that may represent a significant portion of revenues in any given period;

●	the popularity of new vaccine products, and products released in prior periods;

●	changes in pricing policies by us or our competitors;

●	our success in entering new geographic markets;

●	decisions by us to incur additional expenses, such as commencing a clinical trial or increases in research and development or cessation of development of any of our product candidates under development;

●	the level of expenses associated with our regulatory applications or compliance and clinical trials; and

●	the timing of compensation expense associated with equity compensation grants.

As a result of these and other factors, our quarterly and annual operating results could be materially adversely affected. Moreover, our operating results may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly.

Our Series A and Series B preferred stock, if not converted into common stock, has a distribution and liquidation preference senior to our common stock in liquidation which could negatively affect the value of our common stock and impair our ability to raise additional capital.

On February 11, 2021, we provided a redemption notice to the holder of all our outstanding shares of our Series C Preferred Stock. Shares of our Series C Preferred Stock will be redeemed on March 13, 2021 and no longer be outstanding.

Our Series A and Series B Preferred Stock, if not converted into Common Stock, have distribution and liquidation preferences senior to our common stock.

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

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2020, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. In addition to our outstanding shares of preferred stock, as of December 31, 2020, there were currently outstanding warrants to purchase 20,513,145 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Our stockholders may not realize a benefit from our acquisition of Noachis Terra commensurate with the ownership dilution experienced in connection with the acquisition.

In May 2020, in connection with our acquisition of Noachis Terra, the former sole shareholder received the following: (i) cash consideration of approximately $1,925,000; (ii) 9,200,000 restricted shares of the Company’s common stock; and (iii) warrants to purchase 9,200,000 shares of the Company’s common stock, which warrants and may not be exercised until May 1, 2021. In addition to the above consideration, the former sole shareholder also received the right to receive contingent consideration based upon the exercise of certain of the Company’s outstanding warrants.

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

The price and volume of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for stockholders.

The trading price of our common stock has historically been, and may in the future be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

●	announcements by us of the results of our pending COVID-19 vaccine development program or our competitors or their COVID-19 development programs;

●	our level of, and expected future use of, working capital;

●	the additional sale of common stock by us in capital raising transactions.

●	quarter-to-quarter variations in our operating results;

●	our perceived funding needs;

●	the results of testing, technological innovations, or new commercial products by us or our competitors;

●	governmental regulations, rules, and orders;

●	general conditions in the health care, biotechnology or biopharmaceutical industries;

●	changes in market or trading conditions in light of economic uncertainty due to the COVID-19 pandemic;

●	comments, research reports and/or earnings estimates by securities analysts;

●	developments concerning patents or other intellectual property rights;

●	litigation or public concern about the safety of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments or vaccines being brought to the market under the FDA’s Emergency Use Authorization;

●	additions or departures of directors, officers and key personnel;

●	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;

●	potential litigation initiated against us.

Our stock price has been, and in the future may be, subject to substantial volatility. For example, our stock traded within a range of a high volume of 112,665,800 and a low volume of 254,900 per share for the period of January 1, 2020, through December 31, 2020. As a result of this volatility, our stockholders could incur substantial losses.

The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your initial purchase price. Broad market factors may seriously harm the market price of our common stock, regardless of our operating performance.

If our quarterly or annual results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our results may, in turn, cause the price of our stock to fluctuate substantially. We believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In addition, public statements by us, government agencies, the media or others relating to the coronavirus outbreak (including regarding efforts to develop a coronavirus vaccine) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the coronavirus outbreak, any information in the public arena on this topic, whether or not accurate, could have an outsized impact (either positive or negative) on our stock price. Information related to our development, manufacturing and distribution efforts with respect to Terra CoV-2, or information regarding such efforts by competitors with respect to their vaccines, may also impact our stock price.

Our stock price is likely to continue to be volatile and subject to significant volume fluctuations in response to market and other factors, including the other factors discussed in our filings incorporated by reference herein or in future periodic reports; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock has been in the past and may continue to be volatile. In the past, other publicly-traded companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of securities law-related litigation in the future, and such litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business, financial condition and results of operations and prospects.

Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We may sell large quantities of our common stock at any time pursuant to in one or more separate offerings. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 29,433,135 shares as of December 31, 2018 to 91,766,928, shares as of December 31, 2020, and inclusive of the shares of our common stock issued in connection with our acquisition of Noachis Terra, 109,646,119 outstanding shares of our common stock as of February 25, 2021. In addition, there were 16,017,000 shares of our Preferred stock outstanding which are convertible into 2,261,703 shares of our common stock and, as of December 31, 2020, warrants to purchase an additional 20,513,145 shares of our common stock issuable upon exercise of warrants to investors, inclusive of the warrants to purchase 9,200,000 shares of our common stock issued in connection with our acquisition of Noachis Terra which will be exercisable on May 1, 2021. There were also 5,801,349 shares issuable upon exercise of options outstanding and an additional 2,207,901 shares available for option grants under our 2012 Equity Incentive Plan.

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

None

ITEM 2.	PROPERTIES.

We lease approximately 2,207 square feet for our corporate offices located at 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease costs for the year ended December 31, 2020 were approximately $61,000 which includes insurance, taxes and utilities. In November of 2019, the Company entered into an amendment for the office space in Tampa to extend the term for an additional three years beginning in March of 2020. Under the amended lease agreement, the rental payments are expected to range from $4,524 per month to $4,800 per month.

In addition to our Tampa location, we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The lease costs for the year ended December 31, 2020 were approximately $165,000 which includes insurance, taxes and utilities. Lease payments are capped during the term. In June of 2019, the Company entered into an amendment to our lease for the Alachua facility to provide for a term of five years beginning at the end of the existing lease term in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The last price of our common stock as reported on the NYSE American on February 25, 2021 was $1.05 per share. As of February 25, 2021, there were approximately 29 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

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

We issued 100 shares of Series C, Non-Voting, Non-Convertible, Preferred Stock (“Series C Preferred Stock”) with a stated value of $33,847 per share to Precigen in exchange for obligations we owed to Precigen Inc. (“Precigen”). These shares have an accruing dividend of 12% per year payable in additional shares of Series C Preferred Stock. The accruing dividend increased to 20% per year after May 10, 2019. In January of 2018 we paid a dividend on our Series C Preferred Stock to Precigen of 1.733 shares for the portion of the 2017 fiscal year that the Series C Preferred Stock was outstanding and in January of 2019, we paid a dividend on our Series C Preferred Stock to Precigen of 12.208 shares. On January 27, 2020 we issued 19.542 shares of additional Series C Preferred Stock to Precigen as a dividend on our Series C Preferred Stock. As a result of the recent sale by Precigen of its equity interest in Oragenics to TS Biotechnology LLC, future dividend payments will be paid to TS Biotechnology. On January 28, 2021 we issued 26.697 shares of additional Series C Preferred Stock to TS Biotechnology as a dividend on our Series C Preferred Stock. On February 11, 2021, we provided notice of redemption, of approximately $5.6 million, for all of our outstanding shares of Series C Preferred Stock. See Note 14 Subsequent Events.

Unregistered Sale Of Equity Securities And Use Of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2020. The Company has no publicly announced share repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-K.

Overview

We are focused on the creation of the Terra CoV-2 immunization product candidate to combat the novel coronavirus pandemic and the further development of novel antibiotics against infectious disease.

Our SARS-CoV-2 Vaccine Product Candidate— Terra CoV-2

As a result of our acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are now focused on the development and commercialization of a vaccine product candidate to provide long lasting immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In late January of 2021, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 100,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 2,000,000. Both Pfizer and Moderna have announced preliminary safety and efficacy data from their Phase 3 COVID-19 vaccine studies and recent Emergency Use Authorization by the FDA. We believe given the size of the worldwide pandemic that even with multiple vaccines projected to be available in the coming months, there will be demand for the Terra CoV-2 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our Terra CoV-2 vaccine holds the possibility of playing an important role in addressing this crisis.

Coronaviruses, such as SARS -CoV-2, possess signature protein spikes on their outer capsule. The NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating preclinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen has successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and is currently developing both the analytical tests and identifying preliminary cell line growth conditions to optimize the spike protein titers. Currently, “mini-pool” production and analytical development is underway. The process to transfer to full-scale manufacture has begun.

The NIH’s preclinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonists) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with an adjuvant (TLR-4 agonist Sigma Adjuvant System) completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-IND Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that will support the clinical development of the Terra CoV-2, vaccine. As a result, we anticipate filing the Investigational New Drug (“IND”) application in the fourth quarter of 2021 and immediately upon the receipt of approval from the FDA, commencing the Phase 1 clinical study, the protocol for which is currently under development.

We recently announced we had entered into an agreement with Adjuvance Technologies Inc. for the use of TQL1055, a novel, rationally designed semi-synthetic analogue of the saponin adjuvant QS-21 with potential improved attributes, including stability and manufacturing efficiency. We also anticipate that our Terra CoV-2 vaccine will provide long lasting protection from the SARS-CoV-2 virus with only one or two doses, with a more rapid immune response compared to vaccines developed without the inclusion of an adjuvant.

As presently designed, we believe the Terra CoV-2 vaccine is expected to permit cost effective storage and distribution at refrigerated temperatures, which should facilitate the distribution and thereby avoid challenges facing the two mRNA vaccines currently available under the FDA’s Emergency Use Authorization in the U.S.

We expect to use our currently available cash resources to continue to advance the development of Terra CoV-2 through IND-enabling studies, including immunogenicity, viral challenge studies, toxicology studies, and the Phase 1 trial with further clinical development being contingent upon the receipt of additional funding, including non-dilutive government grant funding which we continue to pursue or partnering or out-licensing opportunities.

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

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing as a result of the growing resistance of target pathogens to existing FDA approved antibiotics on the market along with the increased use of currently available antibiotics due to secondary infections in SARS-CoV-2 infected patients.

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen (formerly known as Intrexon Corporation) for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. At that time we also entered into a stock issuance agreement with Precigen. Through our work pursuant to the collaboration agreement, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work generated a substantial number of homologs of MU1140 and the exclusive channel collaboration was thereafter amended to clarify the applicable field and to adjust the milestone payments and provide that they will be paid in cash. In January 2020 Precigen consummated a reorganization of its ongoing active pharmaceutical ingredients (API) fermentation operations and assets which included transfer of the exclusive collaboration agreement and related stock issuance agreement. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included shares of Oragenics securities and the subsidiary Eleszto Genetika, Inc. (“EGI” formerly known as ILH Holdings, Inc.) that held the collaboration agreement and stock issuance agreements with us, and. On March 1, 2021, due to such prior amendments, assignments and transfers we entered into an amended and restated exclusive channel collaboration agreement with EGI which (i) included the prior amendments, (ii) updated the names of the parties, and (iii) incorporated any remaining applicable terms from the stock issuance agreement and thereafter terminated the stock issuance agreement (the “Lantibiotic ECC”). We expect to continue our research and development and collaboration efforts with EGI to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

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

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 vaccine product candidate. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2.

Additionally, we are developing our lead lantibiotic candidate, OG716, to treat Clostridium difficile while also creating semi-synthetic lantibiotic analogs that may be effective against systemic gram (+) multidrug infections, and analogs that may be effective in treating gram (-) infections. We seek to protect our product candidates through patents and patent applications pursuant to the terms of our license agreements.

Product/Candidate	Description	Application	Status
Terra CoV-2	Vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

OG716	A homolog of MU1140: Member of lantibiotic class of antibiotics	Clostridium difficile associated diarrhea	Pre-clinical

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. The large majority of product candidates do not make it past all clinical trials which forces companies to look externally for innovation. Accordingly, we expect from, time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity-or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business as well as opportunities that may be new and separate from the development of our existing product candidates.

Recent Developments

ATM Offering-Sales Agreement. On February 1, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell through or to the Sales Agent (the “Offering”) up to $20.0 million in shares of its common stock (the “Shares”) at-the-market. Through February 12, 2021, the Company sold an aggregate of 15,406,618 shares of its common stock at-the-market pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $19.3 million. Shares offered and sold in the Offering were issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and the prospectus supplement relating to the Offering filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021. The Offering will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the Shares equating to $20 million. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Series C Preferred Stock Redemption. On February 11, 2021, we provided a notice of redemption, for approximately $5.6 million, to the holder of our Series C Preferred Stock, with a redemption date of March 13, 2021 (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date), after which time the Series C Preferred Stock will be cancelled and no further dividends will accrue. The applicable portion of the net proceeds received from the above referenced ATM Offering are being utilized for the redemption.

Warrant Exercises. Between February 9, 2021 and February 25, 2021 the Company issued an additional 2,472,573 shares of common stock as a result of the exercise of certain outstanding warrants as follows: (i) warrants to acquire 360,000 shares of Common Stock at an exercise price of $1.00 per share issued in connection with its July 2018 public offering were exercised and (ii) warrants to acquire 2,112,573 shares of Common Stock at an exercise price of $0.90 per share issued in connection with its March 2019 public offering were exercised (the “Warrant Exercises”). The Warrant Exercises provided aggregate gross proceeds to the Company of $2,261,315.

Additional Consideration Payment – Noachis Terra Acquisition. As a result of the Warrant Exercises, the Company paid $542,263 of additional consideration to the sole former shareholder of Noachis Terra. The additional consideration payment will be included in operating expenses.

Financial Overview

Net Revenues

We did not generate any revenue for the years ended December 31, 2020 and 2019, respectively from the sales or licensing of our product candidates.

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

Our research and development expenses were $22,107,563 and $12,120,318 for the years ended December 31, 2020 and 2019, respectively.

Our current product development strategy contemplates an expected increase in our research and development expenses in the future as we continue the advancement of our product development programs for our vaccine and lantibiotic product candidates, with greater near-term emphasis on our vaccine product candidate. The lengthy process of completing clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA.

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

Income Taxes

As of December 31, 2020, and 2019, we have federal and state net operating loss carryforwards of approximately $142,893,000 and $117,963,000, respectively, to offset future federal and state income taxes. Federal and state of Florida tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal and state of Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire and are no longer subject to taxable income limitation pursuant to the Coronavirus Aid, Relief, and Economic Security Act, passed on March 27, 2020. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. We also have research and development tax credit carryforwards of approximately $4,043,000 and $2,805,000 as of December 31, 2020, and 2019, respectively, to offset future federal and state income taxes. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2040, unless previously utilized.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

●	It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time, we were making the estimate; and

●	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

The principal areas of estimation reflected in the consolidated financial statements are stock-based compensation and valuation of warrants.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Restricted stock grants are measured at their fair value at the date of the grant. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

Stock-Based Compensation

U.S. Generally Accepted Accounting Principles (“US GAAP”) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date. Stock-based compensation expense is recorded over the requisite service period in which the grantee provides services to us, to the extent the options do not vest at the grant date and are subject to forfeiture. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement. For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met. We account for forfeitures of stock-based awards as a component of compensation expense as the forfeitures occur.

Warrants

The Company used the Black Scholes Option Pricing Model in calculating the relative fair value of any warrants that have been issued.

New Accounting Pronouncements

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2020 that have had or are expected to have an impact on our financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Results of Operations:

	Year Ended December 31,
	2020	2019	Increase/Decrease	Percentage
Revenue, net	$—	$—	$—	—
Operating expenses:
Research, and development	22,107,563	12,120,318	9,987,245	82.40%
General and administrative	4,533,893	3,757,251	776,642	20.67%
Total operating expenses	26,641,456	15,877,569	10,763,887	67.79%
Loss from continuing operations	(26,641,456)	(15,877,569)	(10,763,887)	67.79%
Other income (expense):
Interest income	89,294	320,011	(230,717)	-72.10%
Interest expense	(10,685)	(7,300)	(3,385)	46.37%
Local business tax	(2,400)	(1,601)	(799)	49.91%
Other income	1,795	456	1,339	293.64%
Forgiveness of Paycheck Protection Program loan and accrued interest	132,753	—	132,753	N/A
Total other income (expense), net	210,757	311,566	(100,809)	-32.36%
Loss from continuing operations before income taxes	(26,430,699)	(15,566,003)	(10,864,696)	69.80%
Income tax benefit	—	—	—	0.00%
Net loss from continuing operations	$(26,430,699)	$(15,566,003)	$(10,864,696)	69.80%

For the Years Ended December 31, 2020 and 2019

Research and Development. Research and development expenses were $22,107,563 for the year ended December 31, 2020 compared to $12,120,318 for the year ended December 31, 2019; an increase of $9,987,245, or 82.4%. This increase was primarily due to the acquisition of Noachis Terra, Inc. which was accounted for as in-process research and development expenses and an increase in costs associated with the advancement of our Terra CoV-2 vaccine program, employee stock-based compensation, and salaries costs of $11,176,479, $4,122,963, $194,088, and $63,333, respectively. These increases were partially offset by decreases in costs associated with our clinical trial work related to our oral mucositis product candidate under our Lantibiotic ECC and a reduction in costs associated with our Lantibiotic ECC of $4,461,809, and $1,130,103, respectively.

General and Administrative. General and administrative expenses were $4,533,893 for the year ended December 31, 2020 compared to $3,757,251 for the year ended December 31, 2019; an increase of $776,642, or 20.7%. This increase was primarily due to increases in non-employee stock-based compensation, employee stock-based compensation, insurance, and legal costs of $448,231, $295,851, $116,160, and $61,434, respectively. These increases were partially offset by decreases in travel and entertainment, conferences, and consulting costs of $102,554, $27,474, and $25,393, respectively.

Other Income (Expense). Other income (expense) was $210,757 for the year ended December 31, 2020 compared to $311,566 for the year ended December 31, 2019; a net change of $100,809. The decrease was primarily attributable to a decrease in interest income of $230,717, which was offset by the forgiveness of the Paycheck Protection Program loan and accrued interest of $132,753.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private and public offerings, debt financing, warrant exercises and grants. As of December 31, 2020, we had an accumulated deficit of $(154,444,983) and we have yet to achieve profitability. We incurred net losses of $(26,430,699) and $(15,566,003) for the years ended December 31, 2020 and 2019, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital to fund our operations. We anticipate that our cash resources as of December 31, 2020, together with proceeds from our ATM facility and warrant exercises, and net of the redemption of the Series C Preferred Stock of approximately $5.6 million, will be sufficient to fund our operations as presently structured through the second quarter of 2022. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(16,952,864)	$(13,012,843)
Net cash used by investing activities	—	(25,214)
Net cash provided by financing activities	16,324,445	11,097,750
Net decrease in cash and cash equivalents	$(628,419)	$(1,940,307)

During the years ended December 31, 2020 and 2019, our operating cash flows from operations used cash of $(16,952,864) and $(13,012,843), respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $16,640,534 and $16,987,690 as of December 31, 2020 and 2019, respectively.

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

The Series C Preferred Stock Issuance

Concurrently with the Series B Preferred Stock Financing, we also entered into a Debt Conversion Agreement (the “Precigen Debt Conversion Agreement”) with Precigen, Inc. (formerly Intrexon Corporation (“Intrexon”) pursuant to which we exchanged the amount owed on an unsecured non-convertible promissory note including accrued interest and trade payables owed by us to the noteholder (collectively the “Debt”) in the aggregate amount of approximately $3,400,000 for equity in the form of 100 shares of Series C, Non-Voting, Non-Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value equal to the amount of the Debt. In connection therewith, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock is 1,000.

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

On February 11, 2021, we provided a redemption notice, for approximately $5.6 million, to the holder of all our outstanding shares of our Series C Preferred Stock. Shares of our Series C Preferred Stock will be redeemed on March 13, 2021 and no longer be outstanding.

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

Since the closing of our underwritten public offering all of the shares of Series D Preferred Stock that were issued have been converted into shares of our common stock in accordance with the terms for conversion and of the warrants issued, an aggregate of 10,265,500 Warrants were exercised for cash. In 2018, 9,505,500 Warrants were exercised and in 2020 an additional 760,000 Warrants were exercised. A total of 10,265,500 shares of Company common stock were issued as a result of the exercise of such Warrants.

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

Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and expires five years following the date of issuance. Through December 31, 2020 the Company issued 4,882,114 shares of Common Stock at an exercise price of $0.90 per share issued in connection with the exercise of the long-term warrants. The long-term warrant exercises provided aggregate gross proceeds to the Company of approximately $4.3 million.

November 2020 Public Offering.

On November 24, 2020, we closed an underwritten public offering for gross proceeds of approximately $6.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 14,189,189 shares of common stock at a price to the public of $0.37 per share. We granted the underwriter a 45-day option to purchase up to 2,128,378 additional shares of our common stock at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option in full to purchase 2,128,378 additional shares of common stock, which the indicated gross proceeds reflect. We intend to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, Terra CoV-2 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital. Dr. Frederick Telling who is a Director of the Company, participated in the offering through the purchase of 100,000 shares of the Company’s common stock. Dr. Telling’s participation was approved by the Company’s Audit Committee.

December 2020 Registered Direct Offering.

On December 29, 2020, we closed a registered direct offering for gross proceeds of approximately $6.5 million, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 14,444,444 shares of common stock at a price to the public of $0.45 per share. We intend to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, Terra CoV-2 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

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

Directors’ and Officers’ Insurance

On August 24, 2020 we entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2021.

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

Future Capital Requirements

Our capital requirements for 2021 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalent, provide us with limited liquidity. We believe our existing cash and cash equivalents together with the net proceeds from our ATM facility and warrant exercises, and net of the redemption of the Series C Preferred Stock of approximately $5.6 million, will allow us to fund our operating plan through the second quarter of 2022. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work with EGI under the Lantibiotic ECC for the development of MU1140 homologs we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conduct preclinical research for our Terra CoV-2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the determination to redeem all or any portion of our outstanding Series C Preferred Stock;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Precigen;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to achieve our milestones under our Lantibiotic ECC and licensing arrangements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Tax Loss and Credit Carryforwards

At December 31, 2020, we have federal and state tax net operating loss carryforwards of approximately $142,893,000. Federal and state of Florida tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal and state of Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire and are no longer subject to taxable income limitation pursuant to the Coronavirus Aid, Relief, and Economic Security Act, passed on March 27, 2020. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of approximately $4,043,000. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2040, unless previously utilized.

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

At December 31, 2020 and 2019, we recorded a 100% valuation allowance against our deferred tax assets of approximately $36,580,000 and $30,098,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Inflation

Inflation affects the cost of raw materials, goods and services that we use. In recent years, inflation has been modest. However, high energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. Although we cannot precisely determine the effects of inflation on our business, it is management’s belief that the effects on operating results will not be significant. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government-imposed regulations.

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

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms. Management believes that, existing controls were effective and operating properly as designed. During 2020, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

The disclosure set forth below is provided in lieu of a separate Form 8-K filing pursuant to Items 1.01 and 1.02 of Form 8-K.

Amended and Restated Exclusive Channel Collaboration Agreement. On March 1 2021, we amended and restated our exclusive channel collaboration agreement for the development of lantibiotics the amended and restated exclusive channel collaboration agreement (i) incorporated the previous amendments; (ii) updated the name of the counterparty following prior assignments and name changes from Intrexon Corporation to the current counterparty, Eleszto Genetika, Inc.; and (iii) incorporated relevant provisions of the stock issuance agreement, as amended, entered into in connection with the Lantibiotic ECC and terminated the stock issuance agreement, all other terms of the exclusive channel collaboration agreement remained in effect. The foregoing is a summary of the amended and restated exclusive channel collaboration agreement and does not purport to be complete and is qualified in its entirety by reference to the full text of the amended and restated exclusive channel collaboration agreement, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and titles of the Company’s Directors, executive officers, key employees and the position they each hold with the Company.

Name	Age	Position
Dr. Frederick W. Telling, Ph.D.	69	Chairman and Director
Alan Joslyn, Ph.D.	62	President, Chief Executive Officer and Director
Robert C. Koski	62	Director
Charles L. Pope	69	Director
Dr. Alan W. Dunton, M.D.	66	Director
Kimberly M. Murphy	58	Director
Michael Sullivan	64	Chief Financial Officer, Secretary and Treasurer
Dr. Martin Handfield	50	Senior Vice President Discovery Research

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

Alan F. Joslyn, Ph.D. Dr. Joslyn has served as a Director of our company since June 2016. Dr. Joslyn served as Board member of Synergy Pharmaceuticals (NASDAQ: SGYP) from 2009 until 2020. Since 2014, Dr. Joslyn has been a partner in Lazarus Pharmaceuticals, LL. From March 2010 to April 2014, Dr. Joslyn served as CEO and a Director of Sentinella Pharmaceuticals and from August 2009 to October 2012 as CEO and Director of Edusa Pharmaceuticals, both privately held biotechnology companies. From March 2007 to March 2009, Dr. Joslyn served as President and Chief Executive Officer of Mt. Cook Pharma and as Senior Vice President of Research & Development at Penwest Pharmaceuticals from 2004 to 2007. From 1995 to 2004, Dr. Joslyn held a number of leadership positions within Johnson & Johnson focusing on development of gastroenterology products including Propulsid®, Motilium®, Aciphex® and prucalopride. Dr. Joslyn received his B.S. in medicinal chemistry, B.A. in biology and Ph.D. in biochemical pharmacology from the State University of New York at Buffalo.

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

Kimberly M. Murphy. Ms. Murphy has served as a director since May 2020. Before joining the Company, Ms. Murphy served as Vice President of the Influenza Franchise and Global Vaccine Commercialization Leader at GlaxoSmithKline plc (NYSE: GSK) (“GSK”), where she led the global influenza vaccines business, global pandemic preparedness across vaccines and antivirals, lifecycle management, business development, and global P&L management. Ms. Murphy currently serves as a director for Blue Water Acquisition Corp. (NASDAQ: BLUW). Ms. Murphy also served as Vice President and Global Marketing Head for the shingles vaccine, SHINGRIX. From June 2014 to May 2015, Ms. Murphy was Vice President and Lead for the North America Vaccines Integration Planning Team, responsible for the integration planning of GSK’s acquisition of Novartis AG’s vaccine division. From October 2012 to June 2014, Ms. Murphy served as Vice President of U.S. Vaccines Customer Strategy and from March 2011 to October 2012, she served as the Senior Director of U.S. Influenza Portfolio Strategy. Prior to joining GSK in March 2011, Ms. Murphy worked for Novartis Vaccines and Diagnostics Inc., a division of Novartis AG (NYSE: NVS), as the head of the U.S. Meningococcal Franchise. Before working for Novartis, Ms. Murphy enjoyed a distinguished career at Merck & Co., Inc. (NYSE: MRK). Ms. Murphy has previously served in board and advisory roles for a privately-held vaccine development company, the Biotechnology Industry Organization, the Biodefense Advisory Council, and the Saint Joseph’s University Pharmaceutical & Healthcare Marketing MBA Program. Ms. Murphy holds a B.A. degree in English from Old Dominion University and a M.B.A. degree in Marketing from Saint Joseph’s University. Ms. Murphy has also completed the Marketing Excellence Program at the Wharton School of the University of Pennsylvania.

Ms. Murphy brings to the Company’s Board a wealth of experience in the commercialization and marketing of development-stage vaccine candidates, particularly those created by public companies. Ms. Murphy’s skill will be vital to the Company’s development of a vaccine candidate for SARS-CoV-2.

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

Kimberly W. Murphy

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended December 31, 2020, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers”:

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

At our 2020 Annual Meeting of Stockholders, on an advisory basis, a majority of the stockholders who voted on this matter approved the compensation of our named executive officers as disclosed in our 2020 Proxy Statement. The Compensation Committee believes the views of our stockholders are an important consideration when making decisions regarding our compensation program and will continue to take the views of our stockholders into consideration when assessing our compensation program and making decisions related to the structure and amount of pay.

Business Highlights

This past year was significant for the Company as we transitioned to the development of the Terra CoV-2 immunization product candidate to combat the novel coronavirus pandemic. Our compensation program in 2020 reflects the challenges associated with designing a compensation program at the beginning of the year in light of the efforts directed at the enrollment in a clinical trial and then transitioning to the development of a vaccine. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance, and is confident that the decisions made are reflective of this overarching philosophy.

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

Compensation Determination Process

We conduct an annual review of named executive officer compensation, generally in December or January. At the Compensation Committee’s direction, our Chief Executive Officer prepares an executive compensation review for each named executive officer, other than himself, which may include recommendations for:

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

In accordance with NYSE American requirements, the Compensation Committee also meets in an executive session without the Chief Executive Officer to consider and make recommendations to our Board of Directors regarding the Chief Executive Officer’s compensation, including base salary, cash bonus and year-end annual stock options. The Compensation Committee also grants year-end stock options to other named executive officers based on, among other factors, recommendations by our Chief Executive Officer.

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

Role of Compensation Consultant

Our Compensation Committee is authorized to engage a compensation consultant or other advisors to review our executive officers’ compensation, including a benchmarking analysis against the compensation of executive officers at comparable companies, to ensure that our compensation is market competitive, with the goal of retaining and adequately motivating our senior management. In March 2019 and January of 2020, our Compensation Committee retained Korn Ferry as a compensation consultant (“Korn Ferry”) to assess our current compensation programs and provide recommendations for continued improved alignment of the programs with our compensation philosophy and goals and to review and make recommendations regarding our executive and director compensation for 2019 and 2020.

Our Compensation Committee regularly evaluates the performance of its compensation consultant, considers alternative compensation consultants, and has the final authority to engage and terminate such services. The Compensation Committee has assessed the independence of Korn Ferry pursuant to SEC rules and the applicable listing standards of the NYSE American and concluded that no conflict of interest exists that would prevent Korn Ferry from serving as an independent consultant to our Compensation Committee.

During 2019 and 2020, Korn Ferry attended meetings of our Compensation Committee (both with and without management present) and provided the following services:

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

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies. The companies in this compensation peer group for 2019 and 2020 were selected by our Compensation Committee in March 2019 and reviewed in January 2020, in consultation with Korn Ferry, on the basis of their similarity to us in terms of size, market capitalization, stage of development, research and development spend, industry sector, business strategy, and number of employees.

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

For 2020, the principal components of compensation for our named executive officers consisted of:

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

Annual Incentive Bonuses

We provide an opportunity for each of our named executive officers to receive an annual incentive bonus based on the satisfaction of individual and company objectives established by our Board of Directors, or if no objectives are established at the discretion of the Committee. These incentives are paid in cash. For any given year, these objectives may include individualized goals or company-wide goals that relate to operational, strategic or financial factors such as progress in developing our product candidates, achieving certain manufacturing, intellectual property, clinical and regulatory objectives, and raising certain levels of capital.

2020 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2020 (the “2020 Bonus Plan”). The percentages were weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2020 performance. Under such cash bonus program, Dr. Joslyn, Mr. Sullivan, and Dr. Handfield were eligible for cash bonuses of up to 50%, 35% and 25% of their respective base salaries, or $183,750, $80,483, and $51,345 respectively, (each a “Bonus Target”).

The bonuses payable to Dr. Joslyn were to be based upon the achievement of the following objectives:

(i) Up to 60% of the Bonus Target for objectives related to AG013 clinical trials and development strategy;

(ii) Up to 25% of the Bonus Target for financial performance objectives relating to the Company raising capital; and

(iii) Up to 15% of the Bonus Target for administrative and management matters.

The bonuses payable to Mr. Sullivan were to be based upon the achievement of the following objectives:

(i) Up to 80% of the Bonus Target for financial performance objectives including the Company’s raising capital, budgeting and regulatory compliance;

(ii) Up to 10% of the Bonus Target for initiatives regarding Company development opportunities; and

(iii) Up to 10% of the Bonus Target for administrative and management matters.

The bonuses payable to Dr. Handfield were to be based upon the achievement of the following objectives:

(i) Up to 50% of the Bonus Target for objectives related to lantibiotic program developments, including toxicology study and manufacturing;

(ii) Up to 25% of the Bonus Target for strategic initiatives on collaboration development opportunities including diligence; and

(iii) Up to 20% of the Bonus Target for financial performance objectives relating to grant funding; and

(iv) Up to 5% of the Bonus Target for administrative and management matters.

The executive officers’ actual bonuses for fiscal year 2020 were eligible to exceed 100% of their 2020 Bonus Target percentage in the event performance exceeded the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2020 Bonus Plan and the actual amount of such bonus, if any, were subject to the discretion of the Committee.

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

Other Compensation

Other aspects of compensation applicable to our named executive officers consist of the following:

Retirement Benefits. We maintain a Simple Individual Retirement Arrangement plan in which all full-time employees, including our named executive officers, are eligible to participate. We provide this plan to help its employees save some amount of their cash compensation for retirement in a tax efficient manner. We do not provide an option for its employees to invest in our stock under the 401k plan. We match 100% of the employee’s contribution up to a maximum of 3% of the employee’s compensation.

Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage as may be provided and applicable to all employees.

Perquisites. We do not provide perquisites or other personal benefits to our named executive officers other than those that we provide to our employees.

Employment Agreements. During 2020, we had employment agreements in effect with Dr. Alan Joslyn, Mr. Michael Sullivan, and Dr. Martin Handfield. We entered into employment agreements with these officers to ensure that they would perform their respective roles with us for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements. In June 2020, we amended Dr. Joslyn’s agreement to extend the term for a two-year period. See “Employment Contracts and Change in Control Arrangements.”

2020 Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2020 achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2020 was competitive with other similarly-sized companies. The Compensation Committee took the following key compensation actions in 2020:

Base Salaries

During 2020, we made no changes in the annual base salaries of our named executive officers.

Determination of Cash Bonus-2020

We made performance-based cash bonus awards pursuant to the terms of the 2020 Bonus Plan to Dr. Joslyn, Mr. Sullivan, and Dr. Handfield of $137,813, $60,361, and $38,509, respectively, based upon their performance during 2020. These performance-based cash bonus awards were made in January of 2021.

Determination of Equity Awards:

We made stock option grants to Dr. Joslyn, Mr. Sullivan, and Dr. Handfield, under the Company’s 2012 Equity Incentive Plan consisting of (i) an annual grant (“Annual Award”); and (ii) a retention grant (the “Retention Award”). Dr. Joslyn, Mr. Sullivan, and Dr. Handfield, received Annual Awards which vested immediately on the date of grant to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, at an exercise price of $0.48 per share, the closing price of the Company’s common stock on the grant date, February 5, 2020. Each of these officers also received a separate Retention Award which is subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of grant, to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, at an exercise price of $0.48 per share, the closing price of the Company’s common stock on the grant date, February 5, 2020. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company.

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

Employment Agreement—Dr. Joslyn

We have entered into an Executive Employment Agreement dated as of June 6, 2016, with Dr. Alan Joslyn pursuant to which Dr. Joslyn serves as our President and Chief Executive. The employment term was a one-year term with an automatic 12-month extension thereafter unless either party provides the other 30 days’ prior written notice of its intention not to renew the employment agreement.

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

Amendment to Dr. Joslyn’s Employment Agreement

On June 8, 2018 we entered into an amendment to Dr. Joslyn’s employment agreement which extended the term of his agreement to June 6, 2020. All other terms of his employment agreement remained in full force and effect. On June 5, 2020, we entered into a second amendment that extended the term for another two years.

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

Consideration of Stockholder Advisory Vote on Executive Compensation

The Compensation Committee also expects to consider the results of our stockholder advisory vote on executive compensation. At the Company’s previous annual meeting, our shareholders voted in favor of the compensation of our named executive officers: approximately 91.7% of the shares represented in person or by proxy having voted in favor of the program. In light of these results, the Compensation Committee decided to substantially continue the executive compensation program in 2020. The Board of Directors determined that stockholder advisory votes on executive compensation will be submitted to our shareholders annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2020 and 2019 for services in all capacities paid or accrued by the Company to Dr. Alan Joslyn, Mr. Michael Sullivan, and our next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2020 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Dr. Alan Joslyn	2020	$367,500	$137,813	$—	$376,000	$21,326	$902,639
President and Chief Executive Officer	2019	$367,500	$87,282	$—	$—	$33,612	$488,394
Michael O. Sullivan	2020	$229,950	$60,361	$—	$235,000	$6,899	$532,210
Chief Financial Officer	2019	$229,950	$76,458	$—	$—	$6,899	$313,307
Dr. Martin Handfield	2020	$205,380	$38,509	$—	$206,800	$6,162	$456,851
Senior Vice President Discovery Research	2019	$205,380	$33,374	$—	$—	$6,162	$244,916

(1)	The amounts in this column for 2020 represent a performance-based cash bonus award made pursuant to the terms of the 2020 Bonus Plan which was earned in 2020 and paid in early January 2021.
(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On February 5, 2020, Dr. Joslyn, Mr. Sullivan, and Dr. Handfield were awarded stock options, under the Company’s 2012 Equity Incentive Plan consisting of (i) an annual grant (“Annual Award”); and (ii) a retention grant (the “Retention Award”). Dr. Joslyn, Mr. Sullivan, and Dr. Handfield, received Annual Awards which vested immediately on the date of grant to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, at an exercise price of $0.48 per share, the closing price of the Company’s common stock on the grant date, February 5, 2020. Each of these officers also received a separate Retention Award which is subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of grant, to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, at an exercise price of $0.48 per share, the closing price of the Company’s common stock on the grant date, February 5, 2020. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company. Under Securities and Exchange Commission rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Fair values relating to share grants have been determined under ASC 718 and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes option pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with ASC 718. The stock-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant and the amounts included in the Option Awards column do not reflect compensation actually received by the named executive officers. For information on the assumptions used to calculate the fair value of stock option grants, refer to Note 8 - “Stock Compensation Plan” in our financial statements for the year ended December 31, 2020.

(3)	Amounts in this column for Dr. Joslyn, Mr. Sullivan and Dr. Handfield represent the Company’s matching contributions to our Simple IRA retirement plan. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned. For Dr. Joslyn, the amount reflected also includes $10,301 which represents amounts reimbursed by the Company for Dr. Joslyn’s expense in commuting to the Company’s headquarters in Tampa, Florida. Such reimbursement amount is included in Dr. Joslyn’s compensation.

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

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2020:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Dr. Alan Joslyn	400,000	400,000	(1)	0.48	2/5/2030
President and Chief Executive Officer	400,000			0.73	9/27/2028
	28,000			1.52	6/22/2028
	14,000			3.70	6/22/2027
	30,000			5.50	6/6/2026
Michael O. Sullivan	250,000	250,000	(1)	0.48	2/5/2030
Chief Financial Officer	250,000			0.73	9/27/2028
	18,000			1.52	6/22/2028
	17,500			3.70	6/22/2027
	20,000			13.20	3/16/2025
	4,000			8.80	12/8/2024
	2,500			8.60	10/30/2024
	4,500			12.00	2/10/2022
Dr. Martin Handfield	220,000	220,000	(1)	0.48	2/5/2030
Senior Vice President of Discovery Research	220,000			0.73	9/27/2028
	16,000			1.52	6/22/2028
	14,000			3.70	6/27/2027
	15,000			13.20	3/16/2025
	4,000			8.80	12/8/2024

(1)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.

Director Compensation

The Director Compensation program for 2020 consisted of the following:

Non-employee directors

Cash Compensation. The Director compensation program for 2020 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000 and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

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

Our Compensation Committee and our Board of Directors use market data as one means of evaluating and establishing Board remuneration. In 2019 and 2020, the Compensation Committee engaged Korn Ferry, as a compensation consultant to advise the Compensation Committee. Korn Ferry advises the Compensation Committee on matters related to executive compensation, board remuneration and related governance matters.

Equity Compensation-New Director. Equity compensation is issued to Directors upon joining our Board. Non-employee Directors receive a stock option for the purchase of shares of Company’s Common Stock equating to $60,000 with an exercise price set as the Closing price of the Company’s Common Stock on the day immediately prior to the appointment to the Board, which will immediately vest and be exercisable for ten years, subject to early termination under the terms of the 2012 Equity Incentive Plan. If new directors join the Board before July 1 of the calendar year, they would receive 100% of the value; 50% of such total value if they join between July 1 and October 1; 25% of such total value if they join after October in a calendar year.

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2012 Incentive Plan. In 2020 at the time of determining such annual equity award the Board considered the view of its compensation consultant Korn Ferry and revised its annual equity awards from 4,000 shares of restricted stock and an award of 8,000 stock options to an annual award of stock options which was based upon a value of $75,000 and equated to 156,540 stock options which were awarded under the Company’s 2012 Incentive Plan at an exercise price of $0.48 per share, the closing price on February 5, 2020. The options vested immediately. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company.

Discretionary Awards. As part of the Director Compensation Program, the Board may also make discretionary equity-based awards from time to time under our 2012 Incentive Plan. On February 5, 2020, the Board considered the view of its compensation consultant, Korn Ferry, and made a discretionary retention stock option award in the amount of 156,540 shares which would vest on the first anniversary of the grant date provided that the recipient remains a director of the Company through the vesting date.

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

Long-term Incentive Compensation. The Company did not have a Long-Term Incentive Compensation plan in place performance in 2020 for its Non-Employee Directors.

The following table sets forth the compensation of our non-employee Directors in 2020.

Director Compensation Table

Name	Fees earned or paid in cash (1)	Stock Awards	Option awards (2)	All other compensation (3)	Total
Dr. Frederick W. Telling	$107,500	—	147,148	—	$254,648
Robert C. Koski	$45,000	—	147,148	—	$192,148
Charles L. Pope	$82,500	—	147,148	—	$229,648
Dr. Alan W. Dunton	$76,687	—	147,148	—	$223,835
Kimberley W. Murphy	$42,000	—	67,945	—	$109,945

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2020 in connection with their Board service including any service on committees.

(2)

The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). As part of the Company’s non-employee Director Compensation Program, each non-employee Director received an Annual Equity Compensation award of 156,540 stock options under the Company’s 2012 Incentive Plan at an exercise price of $0.48 per share, the closing price on February 5, 2020, the date of grant. The options vested immediately. In addition, and as part of the Company’s non-employee Director Compensation Program, each non-employee Director received a Discretionary award of 156,540 stock options under the Company’s 2012 Incentive Plan at an exercise price of $0.48 per share, the closing price on February 5, 2020, the date of grant, which would vest on the first anniversary of the grant date provided that the recipient remains a director of the Company through the vesting date. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company. In May of 2020, and as part of the Company’s non-employee Director Compensation Program, director Murphy received an award of 138,644 stock options under the Company’s 2012 Incentive Plan at an exercise price of $0.43 per share. As of the end of the year non-employee directors, Telling, Koski, Pope, Dunton and Murphy have aggregate options to acquire, 638,620, 638,620, 638,620, 639,120 and 138,664, respectively and there are no stock awards outstanding for any non-employee director.

(3)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board related meetings.

Employee Directors

The Director Compensation Program provides that employee Directors receive no additional compensation in connection with their board service. There was one employee Director in 2020, Dr. Joslyn, our Chief Executive Officer, and no separate compensation is paid for his service as a director. For a summary of Dr. Joslyn’s compensation see the Summary Compensation Table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of February 25, 2021 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned	Percentage of ownership (2)
Directors and officers
Dr. Frederick W. Telling (3)	1,388,158	1.3%
Alan Joslyn (4)	1,108,333	1.0%
Robert C. Koski (5)	2,382,964	2.1%
Charles L. Pope (6)	826,728	* %
Dr. Alan Dunton (7)	859,881	* %
Kimberly Murphy (8)	298,664	* %
Michael Sullivan (9)	664,088	* %
(All Directors and officers as a group 7 persons)	7,528,816	6.5%

5% shareholders
Joseph Hernandez (10)	9,200,000	8.4%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after February 25, 2021 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 109,646,119 shares of the Common Stock outstanding as of February 25, 2021. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Includes: (i) 798,620 shares able to be acquired pursuant to stock options, and (ii) 150,000 shares able to be acquired upon the exercise of warrants.
(4)	Includes (i) 1,005,333 shares able to be acquired pursuant to stock options; and (ii) 33,333 shares able to be acquired upon the exercise of warrants. Excludes 666,667 shares subject to options that have not vested.
(5)	The share amounts include: (i) 776,483 shares held by the Koski Family Limited Partnership (“KFLP”) of which Mr. Koski is a general partner; (ii) 300,000 shares able to be acquired by the KFLP upon conversion of Series B Convertible Preferred Stock; (iii) 241,936 shares able to be acquired by the KFLP upon exercise of warrants; (iv) 212,839 shares owned directly by Mr. Koski; (v) 53,086 shares owned directly by trusts for which Mr. Koski serves as sole trustee as follows: the Robert Clayton Koski Trust for the benefit of Anthony James Hunter (10,760 shares); The Robert Clayton Koski Trust for the benefit of Hunter Buchanan Koski (10,760 shares); The Robert Clayton Koski Trust for the benefit of Clayton Ward Bennett (10,000 shares); and The Robert Clayton Koski Trust for the benefit of Robert Edward Koski (10,760 shares) and the Robert Clayton Koski Trust for the benefit of Elyse Margaux Koski (10,806 shares); and (vi) 798,620 shares able to be acquired pursuant to stock options. The address of the KFLP is 3525 Turtle Creek Boulevard #19B, Dallas, TX 75219.
(6)	Includes: 798,620 shares able to be acquired pursuant to stock options.
(7)	Includes: (i) 798,620 shares able to be acquired pursuant to stock options and (ii) 20,000 shares able to be acquired upon the exercise of warrants.
(8)	Includes 298,664 shares able to be acquired pursuant to stock options
(9)	Includes: 649,833 shares able to be acquired pursuant to stock options and excludes 416,667 shares subject to options that have not vested.
(10)	Based upon information provided by Mr. Hernandez in his Schedule 13D filing with the SEC on January 26, 2021, Mr. Hernandez is the beneficial owner of 9,200,000 shares of Common Stock issuable upon exercise of warrants that become exercisable on May 1, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2012 Incentive Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2020 with respect to the 2012 Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	5,801,349	$0.90	2,207,901
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—
Total:	5,801,349	$0.90	2,207,901

(1)	The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Dr. Frederick Telling, Dr. Alan Joslyn, participated in the Public Offering through the purchase of 100,000 shares and 66,667 shares, respectively, of the Company’s common stock and Series 1 warrants to purchase 50,000 shares and 33,333 shares, and Series 2 warrants to purchase 50,000 shares and 33,333 shares respectively, of the Company’s common stock. Dr. Telling and Dr. Joslyn’s participation was approved by our Audit Committee.

November 2020 Public Offering

On November 24, 2020, the Company announced the closing of an underwritten public offering for gross proceeds of approximately $6.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

The offering was comprised of 14,189,189 shares of common stock at a price to the public of $0.37 per share. The Company granted the underwriter a 45-day option to purchase up to 2,128,378 additional shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option in full to purchase 2,128,378 additional shares of common stock, which the indicated gross proceeds reflect.

The Company intends to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, Terra CoV-2 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

Dr. Frederick Telling who is a Director of the Company, participated in the offering through the purchase of 100,000 shares of the Company’s common stock. Dr. Telling’s participation was approved by the Company’s Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Mayer Hoffman McCann P.C. (“MHM”), in the categories indicated during each of the past two fiscal years ended December 31:

Services Rendered	2020	2019
Audit Fees (1)	$154,250	$151,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	6,800	12,200
All Other Fees (4)	—	—
	$161,050	$163,700

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C.

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

(c)	Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

4.1	Specimen Stock Certificate	10-K	001-32188	4.1	3/29/19

4.2	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.3	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.4	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

4.5	Warrant dated May 1, 2020	8-K	001-3288	4.1	5/4/20

4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Of 1934					X

10.1	Amended and Restated Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Eleszto Genetika, Inc. dated as of March 1, 2021(“Lantibiotic ECC”).*					X

10.2	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.3	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.4	Second Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated June 7, 2019 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.15	3/4/20

10.5	Non-exclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases, an institute within the National Institutes of Health	10-Q	001-32188	10.2	8/14/20

10.6	Sales Agent Agreement dated February 1, 2021**.	8-K	001-32188	1.1	2/1/21

10.7	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.8	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.9	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.10	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.11	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.12	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.13	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.14	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.15	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	10-K	001-32188	10.23	3/4/20

10.16	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.17	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015. +	8-K	001-32188	10.1	2/25/15

10.18	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

10.19	Executive Employment Agreement between the Company and Alan Joslyn dated effective June 6, 2016. +	8-K	001-32188	10.1	6/6/16

10.20	First Amendment to Employment Agreement between the Company and Alan Joslyn effective June 6, 2018. +	8-K	001-32188	10.1	6/11/18

10.21	Second Amendment to Employment Agreement between the Company and Alan Joslyn effective June 6, 2020.	8-K	001-32188	10.3	6/5/20

21.1	Subsidiaries of Registrant					X

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2021

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

Signature	Title	Date

/s/ Alan Joslyn	President and Chief Executive Officer	March 1, 2021
Alan Joslyn

/s/ Michael O. Sullivan	Chief Financial Officer (Principal	March 1, 2021
Michael O. Sullivan	Accounting and Financial Officer)

/s/ Robert C. Koski	Director	March 1, 2021
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	March 1, 2021
Frederick W. Telling

/s/ Charles L. Pope	Director	March 1, 2021
Charles L. Pope

/s/ Alan W. Dunton	Director	March 1, 2021
Alan W. Dunton

/s/ Kimberly M. Murphy	Director	March 1, 2021
Kimberly M. Murphy

Oragenics, Inc.

Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Oragenics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oragenics, Inc. (“Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current year audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of Warrant Contract

As described in Notes 3 and 7 to the financial statements, in May 2020, in connection with the asset acquisition of Noachis Terra, Inc. (“Noachis Terra”), the former sole shareholder of Noachis Terra received warrants (the “Noachis Terra warrants”) under a warrant contract to purchase 9,200,000 shares of the Company’s common stock as part of the consideration paid for the assets acquired. As a result, the Company recorded the fair value of the equity classified warrants of $3,403,099 to research and development expenses.

We identified the consideration of the classification of the Noachis Terra warrants as either a liability or equity instrument as a critical audit matter. The assessment of the Noachis Terra warrants’ classification involves an evaluation of the relevant terms and provisions of the warrant contract to determine the appropriate accounting for the recognition of the warrant contract in the financial statements. The accounting guidance applicable to the classification of the warrant contract is complex and therefore, applying such guidance to the contract terms required significant judgment. Auditing management’s conclusions related to the classification of the Noachis Terra warrants involved especially challenging auditor judgment to determine the proper classification.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining, reviewing, and evaluating the terms of the Noachis Terra stock purchase agreement and warrant contract to identify relevant terms that affect the recognition of the Noachis Terra warrants in the financial statements.
●	Applying our understanding of the terms and conditions of these contracts to the applicable provisions of US GAAP to ascertain if management’s conclusions regarding the classification of the warrant contract as equity is appropriate. Personnel with specialized knowledge and skills in accounting for financial instruments were used to assist in assessing management’s conclusions for the accounting for the Noachis Terra warrants.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2005

Clearwater, Florida

March 1, 2021

Oragenics, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,639,575	$18,267,994
Prepaid expenses and other current assets	343,106	570,071
Total current assets	17,982,681	18,838,065
Property and equipment, net	42,713	91,968
Operating lease right-of-use assets	655,138	822,684
Total assets	$18,680,532	$19,752,717
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$937,020	$1,541,415
Short-term notes payable	228,227	143,864
Operating lease liabilities	176,900	165,096
Total current liabilities	1,342,147	1,850,375

Long-term liabilities
Operating lease liabilities	493,790	670,690
Total long-term liabilities	493,790	670,690

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, 133.483 and 113.941 Series C shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	7,174,854	6,513,396
Common stock, $0.001 par value; 200,000,000 shares authorized 91,766,928 and 46,124,803 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	91,767	46,125
Additional paid-in capital	164,022,957	138,024,957
Accumulated deficit	(154,444,983)	(127,352,826)
Total shareholders’ equity	16,844,595	17,231,652
Total liabilities and shareholders’ equity	$18,680,532	$19,752,717

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$22,107,563	$12,120,318
General and administrative	4,533,893	3,757,251
Total operating expenses	26,641,456	15,877,569
Loss from operations	(26,641,456)	(15,877,569)
Other income (expense):
Interest income	89,294	320,011
Interest expense	(10,685)	(7,300)
Local business tax	(2,400)	(1,601)
Other income	1,795	456
Forgiveness of Paycheck Protection Program loan and accrued interest	132,753	—
Total other income (expense), net	210,757	311,566
Loss before income taxes	(26,430,699)	(15,566,003)
Income tax benefit	—	—
Net loss	$(26,430,699)	$(15,566,003)
Basic and diluted net loss per share	$(0.47)	$(0.37)
Shares used to compute basic and diluted net loss per share	56,531,246	42,283,947

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2020 and 2019

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	29,433,135	$29,433	16,017,101.733	$6,100,182	$126,125,976	$(111,373,608)	$20,881,983
Compensation expense relating to option issuances	—	—	—	—	552,997	—	552,997
Issuance of common stock - shelf takedown, net of expenses	16,666,668	16,667	—	—	11,334,010	—	11,350,676
Series C dividend	—	—	12.208	413,214	—	(413,214)	—
Issuance of common stock in exchange for services	25,000	25	—	—	11,975	—	12,000
Net loss	—	—	—	—	—	(15,566,003)	(15,566,003)
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	1,491,165	—	1,491,165
Issuance of common stock from warrant exercise	5,680,114	5,680	—	—	5,176,723	—	5,182,403
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Issuance of common stock and warrants for the acquisition of Noachis Terra	9,200,000	9,200	—	—	8,021,499	—	8,030,699
November 2020 public offering of common stock- net of expenses	16,317,567	16,318	—	—	5,383,057	—	5,399,375
December 2020 registered direct offering of common stock- net of expenses	14,444,444	14,444	—	—	5,925,556	—	5,940,000
Net loss	—	—	—	—	—	(26,430,699)	(26,430,699)
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,430,699)	$(15,566,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,705	62,622
Stock-based compensation expense	1,491,165	552,997
Stock issued in exchange for services	—	12,001
Stock issued for purchase of Noachis Terra	8,030,699	—
Forgiveness of Paycheck Protection Program loan and accrued interest	(132,753)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	640,749	1,427,481
Accounts payable and accrued expenses	(603,730)	498,059
Net cash used in operating activities	(16,952,864)	(13,012,843)
Cash flows from investing activities:
Purchase of property and equipment	—	(25,214)
Net cash used by investing activities	—	(25,214)
Cash flows from financing activities:
Borrowings under short-term notes payable	132,088	—
Payments on short-term notes payable	(329,421)	(252,926)
Proceeds from issuance of common stock for warrant exercise	5,182,403	11,350,676
Net proceeds from issuance of common stock	11,339,375	—
Net cash provided by financing activities	16,324,445	11,097,750
Net decrease in cash and cash equivalents	(628,419)	(1,940,307)
Cash and cash equivalents at beginning of the year	18,267,994	20,208,301
Cash and cash equivalents at end of the year	$17,639,575	$18,267,994
Supplemental disclosure of cash flow information:
Interest paid	$10,020	$7,300
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$413,784	$272,577
Stock dividend on Series C preferred stock	$661,458	$413,214
Par value of common stock issued in exchange for services	$—	$25

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1. Basis of Presentation

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996; however, operating activity did not commence until 1999. We are focused on the creation of the Terra CoV-2 immunization product candidate to combat the novel coronavirus pandemic and the further development of effective treatments for novel antibiotics against infectious disease.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $(26,430,699) and used cash of $16,952,864 in its operating activities during the year ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $(154,444,983) and cash flows from operations were negative throughout 2020.

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, preferred stock, warrant exercises, income earned on grants and interest income. From 2012 through 2020, the Company raised approximately $92 million in gross proceeds ($13.0 million in fiscal year 2020) from various public and private offerings of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2020, together with the proceeds from the additional sales of common stock and warrant exercises and net of the redemption of the Series C Preferred Stock of approximately $5.6 million, (See Subsequent Event Note 14), will be sufficient to meet the business objectives, as presently structured, through the second quarter of 2022.

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

New Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are stock-based compensation, and valuation of warrants.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Restricted stock grants are measured at their fair value at the date of the grant. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, warrants, or restricted stock grants do not vest at the grant date they are subject to forfeiture.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2020, and 2019.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2020, the uninsured portion of this balance was $17,389,575. As of December 31, 2019, the uninsured portion of this balance was $18,017,994.

3. Acquisition

On May 1, 2020, the Company entered into a Stock Purchase Agreement with the sole shareholder of Noachis Terra Inc. (“NTI”), pursuant to which the Company acquired one hundred percent (100%) of the total issued and outstanding common stock of NTI (the “Transaction”). In exchange, the shareholder received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 was applied to extinguish NTI’s pre-Transaction liabilities (a portion of which were due to the shareholder); (ii) 9,200,000 shares of the Company’s common stock; and (iii) warrants to purchase 9,200,000 shares of the Company’s common stock, which warrants carry an exercise price of $1.25 per share, a five-year term, and may not be exercised until the first anniversary of the Transaction’s closing. The Company is also obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s currently outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding.

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

The Company determined that the acquisition should be accounted for as an asset purchase. The asset which was acquired was in-process research and development which does not have any alternative uses and therefore the aggregate fair value of the purchase price was recorded in research and development expenses in 2020.

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2020 and 2019:

	2020	2019
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	944,657	944,657
Leasehold improvements	487,871	487,871
Office and computer equipment	302,825	302,825
	1,756,095	1,756,095
Accumulated depreciation and amortization	(1,713,382)	(1,664,127)
Property and equipment, net	$42,713	$91,968

Depreciation and amortization expense for the years ending December 31, 2020 and 2019 was $51,705 and $62,622 respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2020 and 2019:

	2020	2019
Accounts payable trade	$330,379	$1,207,231
Bonus	247,683	—
Collaboration Agreements	—	131,089
Professional fees	84,251	55,000
Vacation	158,721	143,095
Consulting fees	115,986	5,000
Total accounts payable and accrued expenses	$937,020	$1,541,415

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2020 and 2019:

	2020	2019
Product liability insurance financing of $17,688 due in monthly installments of $1,599 including principal and interest at 5.69% with the final payment being made on February 14, 2020, respectively	$—	$3,177
Directors’ and officers’ liability insurance financing of $413,784 and $254,889 due in monthly installments of $38,638 and $23,842 including principal and interest at 5.39% and 5.74% through June 24, 2021 and June 24, 2020, respectively	228,227	140,687
Total short-term notes payable	$228,227	$143,864

Paycheck Protection Program

On May 5, 2020, the Company received loan proceeds in the amount of $132,088 under the Paycheck Protection Program (the “PPP”). The PPP, established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loan and accrued interest were subject to forgiveness after an initial period of eight weeks (extended to twenty-four weeks on June 5, 2020) as long as the Company used the proceeds for eligible purposes, including payroll, benefits, rent, and utilities and maintains it payroll levels. On November 19, 2020, the Company received notice from the Small Business Administration that the loan amount of $132,088 plus accrued interest had been forgiven.

7. Shareholders’ Equity

Common Stock

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

The Company used the net proceeds of the offering to fund its clinical trial, pre-clinical development, and for working capital and general corporate purposes. Dr. Frederick Telling and Dr. Alan Joslyn, who are Directors of the Company, participated in the offering through the purchase of 100,000 shares and 66,667 shares, respectively, of the Company’s common stock and Series 1 warrants to purchase 50,000 shares and 33,333 shares, and Series 2 warrants to purchase 50,000 shares and 33,333 shares respectively, of the Company’s common stock. Dr. Telling and Dr. Joslyn’s participation was approved by the Audit Committee.

Acquisition of Noachis Terra

On May 1, 2020, the Company issued 9,200,000 shares of common stock as partial consideration for its acquisition of Noachis Terra Inc. See Note 3. Acquisition.

November 2020 Public Offering

On November 24, 2020, the Company announced the closing of an underwritten public offering for gross proceeds of approximately $6.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering was comprised of 14,189,189 shares of common stock at a price to the public of $0.37 per share. The Company granted the underwriter a 45-day option to purchase up to 2,128,378 additional shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option in full to purchase 2,128,378 additional shares of common stock, which the indicated gross proceeds reflect. The Company intends to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, Terra CoV-2 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital. Dr. Frederick Telling who is a Director of the Company, participated in the offering through the purchase of 100,000 shares of the Company’s common stock. Dr. Telling’s participation was approved by the Company’s Audit Committee.

December 2020 Registered Direct Offering

On December 29, 2020, the Company announced the closing of a registered direct offering for gross proceeds of approximately $6.5 million, prior to deducting placement agent fees and offering expenses payable by the Company. The offering was comprised of 14,444,444 shares of common stock at a price to the public of $0.45 per share. The Company intends to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, Terra CoV-2 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

Other Share Issuances.

On February 1, 2019, the Company issued 12,500 shares of its common stock, and on May 1, 2019, the Company issued an additional 12,500 shares of its common stock as partial consideration for the acquisition of certain services.

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

Preferred Stock

Issuance of Series A Convertible Preferred Stock Financing

On May 10, 2017 we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock split and the previous conversion of 2,583,000 shares of Series A Preferred Stock into 258,300 shares of the Company’s common stock, is convertible into nine hundred, forty-one thousand, seven hundred and one shares of our common stock, based on a fixed conversion price of $2.50 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of 462,106 shares of common stock at the first closing and we issued an aggregate of 602,414 shares of common stock at the second closing. The warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $3.10 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

Each issued and outstanding share of Series C Preferred Stock entitles the holder of record to receive dividends at the annual rate of twelve percent (12%) (the “Initial Rate”) of its Stated Value, payable by issuing additional shares of Series C Preferred Stock within thirty days after the end of each calendar year pro-rata for partial years. The Initial Rate was increased to twenty percent (20%) automatically on May 10, 2019, and applicable to the periods thereafter.

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

As a result of the sale by Precigen of its equity interest in Oragenics to TS Biotechnology LLC, future dividend payments would be paid to TS Biotechnology.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2020 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$3.10	48,387	48,387	9/19/2022
$3.10	462,106	462,106	5/10/2024
$3.10	602,414	602,414	7/25/2024
$3.10	1,064,518	1,064,518	11/8/2024
$2.00	900,000	900,000	4/10/2023
$1.00	3,534,500	3,534,500	7/17/2025
$0.90	4,701,220	4,701,220	3/25/2024
$1.25	9,200,000	—	5/1/2025
	20,513,145	11,313,145

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

Each short-term warrant had an exercise price of $0.75 per share of common stock, and expired in accordance with their terms on May 14, 2020 (with only 38,000 shares being issued upon exercise). Each long-term warrant has an exercise price of $0.90 per share of common stock, is immediately exercisable and will expire five years following the date of issuance.

On May 1, 2020, the Company issued warrants to acquire 9,200,000 shares of Company common stock to the former sole shareholder of Noachis Terra Inc. (“NTI”) in connection with the Company’s acquisition of NTI (the “NTI Warrants”). The NTI Warrants are exercisable at $1.25 per share, and have a five-year term. The NTI Warrants may not be exercised until the first anniversary of the issuance of the NTI Warrants. See Note 3. Acquisition.

8. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) in September 2002 which was subsequently amended on several occasions until it was amended and restated as the Company’s 2012 Equity Incentive Plan, as amended (the “2012 Incentive Plan”). The aggregate number of shares of the Company’s common stock currently authorized pursuant to its Plan, as amended, is 8,250,000 and the Company’s Plan, as amended continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017). As of December 31, 2020, an aggregate of 5,801,349 shares of common stock are covered by outstanding option awards and 2,207,901 shares of common stock are available for future awards under the Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options can generally vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2020, and 2019, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2020 and 2019:

	2020	2019

Expected dividend yield	0%	0%
Weighted-average expected volatility	149-150%	154-158%
Weighted-average risk-free interest rate	0.61-1.66%	2.10 - 2.43%
Expected life of options	10 years	10 years

Total compensation cost related to stock options was $1,491,165 and $552,996 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $316,497 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of approximately one year.

The following table represents stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,486,365	$1.47	8.67	$22,229
Expired	(1,000)	100.00
Granted	3,315,984	0.50
Outstanding at December 31, 2020	5,801,349	$0.90	8.52	$2,773
Exercisable at December 31, 2020	4,086,855	$1.06	8.27	$2,773

The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31, 2020 and 2019:

	2020	2019
Weighted average grant date fair value of stock options granted per share	$0.49	$0.49
Intrinsic value of stock options exercised	—	—
Grant date fair value of stock options that vested	$1,212,483	$522,361

9. License Agreements

NIH License

Through Noachis Terra Inc., the Company is a party to a Patent License and Biological Materials License Agreement (the “License Agreement” or “NIH License”), dated March 23, 2020, with the United States Department of Health and Human Services (the “HHS”), as represented by the National Institute of Allergy and Infectious Diseases (“NIAID”), an Institute within the National Institutes of Health (“NIH”). Under the terms of the License Agreement, the Company holds a nonexclusive, worldwide license to certain specified patent rights (including patent applications, provisional patent applications and Patent Cooperation Treaty (“PCT”) patent applications) and biological materials relating to the use of pre-fusion coronavirus spike proteins to exploit products (“Licensed Products”) and practice processes (“Licensed Processes”) that are covered by the licensed patent rights and biological materials for the purpose of developing and commercializing a vaccine product candidate for SARS-CoV-2.

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

Exclusive Channel Collaboration Agreement (“Lantibiotic ECC”):

On June 5, 2012, the Company entered into the Lantibiotic ECC with Precigen, Inc., ILH Holdings, Inc. (n/k/a Eleszto Genetika, Inc. (“EGI”)) that governs a “channel collaboration” arrangement in which the Company will use EGI’s advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”). The Lantibiotic ECC grants the Company an exclusive worldwide license to use patents and other intellectual property of EGI in connection with the research, development, use, importing, exporting, manufacture, sale, and offer for sale of drug products involving the direct administration to humans or companion animals of a lantibiotic for the prevention or treatment of infectious disease (“Oragenics Products”). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of Oragenics Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without EGI’s written consent. The Lantibiotic ECC establishes committees comprised of Company and EGI representatives that will govern activities related to the Lantibiotics Program in the areas of project establishment, chemistry, manufacturing and controls matters, clinical and regulatory matters, commercialization efforts and intellectual property matters. The Company has agreed to indemnify and hold EGI harmless from any damages caused as a result of (i) our negligence or willful misconduct, (ii) the use, handling, storage, or transport of EGI Materials (as defined in the Lantibiotic ECC), (iii) our breach of a material representation, warranty or covenant in the Lantibiotic ECC, or (iv) the design, development, manufacture, regulatory approval, handling, storage, transport, distribution, sale or other disposition of any Oragenics Product.

EGI may terminate the Lantibiotic ECC if we fail to use diligent efforts to develop and commercialize Oragenics Products or if we elect not to pursue the development of a Lantibiotics Program identified by EGI that is a “Superior Therapy” as defined in the Lantibiotic ECC. We may voluntarily terminate the Lantibiotic ECC at any time upon 90 days written notice to EGI. Upon termination of the Lantibiotic ECC, the Company may continue to develop and commercialize any Oragenics Product that has been, at the time of termination:

●	commercialized by the Company;

●	approved by regulatory authorities;

●	a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

●	the subject of at least an ongoing Phase 1, Phase 2 or Phase 3 clinical trial in the Field (in the case of a termination by EGI due to an uncured material breach by the Company or a voluntary termination by the Company).

The Company has ongoing obligations and commitments with respect to its License Agreements. See Note 12 — Commitments and Contingencies.

10. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2020 and 2019 were $37,407 and $36,074 respectively.

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Current	$—	$—
Deferred	6,482,623	3,873,976
Valuation Allowance	(6,482,623)	(3,873,976)
Total provision for income taxes	$—	$—

At December 31, 2020 and 2019, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforward	$35,740,882	$29,424,801
Accrued vacation	41,361	35,933
Non-qualified stock compensation	798,719	638,413
Restricted stock	-	(808)
Total deferred tax assets, net	36,580,962	30,098,339
Less valuation allowance	(36,580,962)	(30,098,339)
Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2020 and 2019:

	2020	2019
Income tax benefit computed at statutory federal rate of 21% and 21%, respectively	$(5,550,447)	$(3,268,861)
State income tax benefits, net of federal expense/benefit	(1,148,414)	(676,343)
Change in valuation allowance	6,482,623	3,873,976
Non-deductible expenses	740	3,065
Other	215,498	68,163
Total	$—	$—

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

Accordingly, a valuation allowance of $36,580,962 and $30,098,339 has been provided in the accompanying consolidated financial statements as of December 31, 2020 and 2019, respectively. The 2020 net change in valuation allowance related to deferred tax assets was an increase of $6,482,623 primarily relating to net operating loss carryforwards. The 2019 net change in valuation allowance related to deferred tax assets was an increase of $3,796,048 primarily relating to net operating loss carryforwards and a change in the effective tax rate.

At December 31, 2020, the Company has federal and state tax net operating loss carryforwards of approximately $142,893,000. Federal and state of Florida tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037. Federal and state of Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire and are no longer subject to taxable income limitation pursuant to the Coronavirus Aid, Relief, and Economic Security Act, passed on March 27, 2020. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of approximately $4,043,000. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2040, unless previously utilized.

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

For the years ended December 31, 2020 and 2019, the Company incurred $1,129,848 and $503,944, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida and Pennsylvania. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2018	$2,249,594
Additions based on tax positions related to the current year	503,944
Additions for return-to-provision true-up	51,183
Reductions for the tax positions of prior years	—
Balance as of December 31, 2019	$2,804,721
Additions based on tax positions related to the current year	1,129,848
Additions for return-to-provision true-up	108,136
Reductions for the tax positions of prior years	—
Balance as of December 31, 2020	$4,042,705

Included in the balance at December 31, 2020 and 2019, are $4,042,705 and $2,804,721, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2020 and 2019 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

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

During the three month period ending September 30, 2020, 760,000 warrants of the Company’s previously reported remaining outstanding warrants to acquire 4,294,500 shares of Common Stock at an exercise price of $1.00 per share issued in connection with its July 2018 public offering, were exercised and (ii) 4,882,114 warrants of the Company’s previously reported outstanding warrants to acquire 9,583,334 shares of Common Stock at an exercise price of $0.90 per share issued in connection with its March 2019 public offering, were exercised. See Note 7. Shareholders’ Equity.

As a result of the Warrant Exercises, the Company paid $1,220,781 of additional consideration to the sole former shareholder of NTI. The additional consideration payment is included in research and development expenses. See also Note 14 Subsequent Events for additional consideration paid to such former shareholder as a result of additional warrant exercises.

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

Under the terms of the NIH License Agreement, the NIAID is entitled to receive a non-creditable, nonrefundable upfront license issue royalty of $30,000 and reimbursement of $11,739 for our pro rata share of the NIAID’s past and future patent prosecution-related expenses (which amounts have already been paid). Additionally, the NIAID is entitled to receive lump sum nonrefundable minimum annual royalties, which increase in the year after the first commercial sale of any Licensed Products or the practice of any Licensed Processes, as well as lump sum benchmark royalties following our completion of certain commercial development and sales-related benchmarks. The NIH is entitled to receive earned royalties on the annual net sales of Licensed Products and the practice of any Licensed Processes (subject to certain reductions), at certain low- to mid-single digit royalty rates, which rates vary based on the total amount of annual net sales and the geographic market in which those sales occur. We must provide regular written reports to the NIAID on the development status of and royalty payments relating to the Licensed Products and the Licensed Processes.

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

None of the Lantibiotic ECC milestones had been achieved as of December 31, 2020.

Leases

Lab Facility-Alachua. The Company’s Alachua facility is being leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments range from $9,641 per month to $10,851 per month. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. Total rental expense for the Alachua facility during the year ended December 31, 2020 was approximately $165,000. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2020. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. Under the amended lease agreement, the rental payments range from $4,524 per month to $4,800 per month. Total rent expense under this lease was approximately $61,000 for the year ended December 31, 2020.

Supplemental balance sheet information related to leases is as follows:

December 31, 2020
Operating lease right-of-use assets	$655,138

Operating lease liabilities - Short term	$176,900
Operating lease liabilities - Long term	493,790
Total operating lease liabilities	$670,690

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Weighted Average Remaining Lease Term In Years
Operating leases	3.46	4.46

Weighted Average Discount Rate
Operating leases	5.70%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2021	210,561
2022	217,379
2023	169,657
2024	146,718
Total	$744,315
Less: Imputed interest	(73,625)
Present value of lease liabilities	$670,690

The cost component of operating leases is as follows:

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Operating lease cost	$226,090	$214,359
Short-term lease cost	2,149	3,989
Total lease cost	$228,239	$218,348

Supplemental cash flow information related to operating leases is as follows:

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(225,681)	$(201,256)
Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	$176,027
Right-of-use assets and lease liabilities obtained from lease modifications	—	$815,937

13. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2020
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	(5,231,762)	(12,352,306)	(4,508,367)	(4,549,021)
Net Loss	(5,187,760)	(12,337,296)	(4,496,560)	(4,409,083)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.24)	$(0.08)	$(0.04)

	2019
	First	Second	Third	Fourth
Revenues	$—	$—	$—	$—
Total operating expenses	3,394,210	4,904,854	3,920,453	3,658,053
Net Loss	(3,325,717)	(4,806,460)	(3,836,549)	(3,597,278)
Loss per share:
Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.10)	$(0.08)	$(0.08)

14. Subsequent Events

ATM Offering-Sales Agreement. On February 1, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell through or to the Sales Agent (the “Offering”) up to $20.0 million in shares of its common stock (the “Shares”) at-the-market. Through February 12, 2021, the Company sold an aggregate of 15,406,618 shares of its common stock at-the-market pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $19.3 million. Any Shares offered and sold in the Offering were issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and the prospectus supplement relating to the Offering filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021. The Offering will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the Shares equating to $20 million. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Series C Preferred Stock Dividend and Series C Preferred Stock Redemption. On February 11, 2021, we provided a notice of redemption, for approximately $5.6 million, to the holder of our Series C Preferred Stock, with a redemption date of March 13, 2021 (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date), after which time the Series C Preferred Stock will be cancelled and no further dividends will accrue. The applicable portion of the net proceeds received from the above referenced ATM Offering are being utilized for the redemption.

Warrant Exercises. Between February 9, 2021 and February 25, 2021 the Company issued an additional 2,472,573 shares of common stock as a result of the exercise of certain outstanding warrants as follows: (i) warrants to acquire 360,000 shares of Common Stock at an exercise price of $1.00 per share issued in connection with its July 2018 public offering were exercised and (ii) warrants to acquire 2,112,573 shares of Common Stock at an exercise price of $0.90 per share issued in connection with its March 2019 public offering were exercised (the “Warrant Exercises”). The Warrant Exercises provided aggregate gross proceeds to the Company of $2,261,315.

Additional Consideration Payment – Noachis Terra Acquisition. As a result of the Warrant Exercises, the Company paid $542,263 of additional consideration to the sole former shareholder of Noachis Terra. The additional consideration payment will be included in operating expenses.

