Form 10-Q
period 2021-03-31
ORAGENICS INC
filed 2021-05-03
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2021, there were 115,638,266 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,500,856	$17,639,575
Prepaid expenses and other current assets	222,795	343,106
Total current assets	36,723,651	17,982,681
Property and equipment, net	30,399	42,713
Operating lease right-of-use assets	611,761	655,138
Total assets	$37,365,811	$18,680,532
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$572,739	$937,020
Short-term notes payable	114,881	228,227
Operating lease liabilities	181,260	176,900
Total current liabilities	868,880	1,342,147

Long-term liabilities:
Operating lease liabilities	446,464	493,790
Total long-term liabilities	446,464	493,790

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, -0- and 133.483 Series C shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,656,713	7,174,854
Common stock, $0.001 par value; 200,000,000 shares authorized; 115,638,266 and 91,766,928 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	115,638	91,767
Additional paid-in capital	194,060,575	164,022,957
Accumulated deficit	(160,782,459)	(154,444,983)
Total shareholders’ equity	36,050,467	16,844,595
Total liabilities and shareholders’ equity	$37,365,811	$18,680,532

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$3,260,904	$3,712,679
General and administrative	1,976,576	1,519,083
Total operating expenses	5,237,480	5,231,762
Loss from operations	(5,237,480)	(5,231,762)
Other income (expense):
Interest income	20,033	44,515
Interest expense	(2,568)	(1,708)
Local business tax	(600)	(600)
Miscellaneous income	670	1,795
Total other income, net	17,535	44,002
Loss before income taxes	(5,219,945)	(5,187,760)
Income tax benefit	—	—
Net loss	$(5,219,945)	$(5,187,760)
Basic and diluted net loss per share	$(0.05)	$(0.11)
Shares used to compute basic and diluted net loss per share	102,973,369	46,124,803

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	$115,638	16,017,000.000	$2,656,713	$194,060,575	$(160,782,459)	$36,050,467

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	865,110	—	865,110
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Net loss	—	—	—	—	—	(5,187,760)	(5,187,760)
Balances at March 31, 2020	46,124,803	$46,125	16,017,133.483	$7,174,854	$138,890,067	$(133,202,044)	$12,909,002

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,219,945)	$(5,187,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,725	13,125
Stock-based compensation expense	1,123,761	865,110
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	120,311	241,397
Accounts payable and accrued expenses	(364,281)	245,256
Net cash used in operating activities	(4,327,429)	(3,822,872)
Cash flows from financing activities:
Payments on short-term notes payable	(113,346)	(73,017)
Redemption of Series C Preferred stock	(5,635,672)	—
Proceeds from issuance of common stock for warrant exercise	2,261,336	—
Net proceeds from issuance of common stock	26,676,392	—
Net cash provided by (used in) financing activities	23,188,710	(73,017)
Net increase (decrease) in cash and cash equivalents	18,861,281	(3,895,889)
Cash and cash equivalents at beginning of period	17,639,575	18,267,994
Cash and cash equivalents at end of period	$36,500,856	$14,372,105
Supplemental disclosure of cash flow information:
Interest paid	$2,568	$1,708
Non-cash investing and financing activities:
Stock dividend on Series C Preferred stock	$1,117,531	$661,458

See accompanying notes.

Oragenics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996; however, operating activity did not commence until 1999. We are focused on the creation of the TerraCoV-2 immunization product candidate to combat the novel coronavirus pandemic and the further development of effective treatments for novel antibiotics against infectious disease.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2021 and December 31, 2020 (audited) and three months ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2021, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021, or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $5,219,945 and used cash of $4,327,429 in its operating activities during the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $160,782,459.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at March 31, 2021 will be sufficient to meet the business objectives as presently structured into the third quarter of 2022.

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2021, that have had, or are expected to have, a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company's adoption of the provisions of ASU No. 2019-12, did not have an impact on its consolidated financial statements and related disclosures.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2021, the uninsured portion of this balance was $36,250,856. As of December 31, 2020, the uninsured portion of this balance was $17,389,575.

4. Acquisition

On May 1, 2020, the Company entered into a Stock Purchase Agreement with the sole shareholder of Noachis Terra Inc. (“NTI”), pursuant to which the Company acquired one hundred percent (100%) of the total issued and outstanding common stock of NTI (the “Transaction”). In exchange, the shareholder received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 was applied to extinguish NTI’s pre-Transaction liabilities (a portion of which were due to the shareholder); (ii) 9,200,000 restricted shares of the Company’s common stock; and (iii) warrants to purchase 9,200,000 shares of the Company’s common stock, which warrants carry an exercise price of $1.25 per share, a five-year term, and are exercisable commencing May 1, 2021, the first anniversary of the Transaction’s closing. The Company is also obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding.

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

5. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Research and development	$30,927	$122,519
General and administrative	1,092,834	742,591
Total Stock-based compensation	$1,123,761	$865,110

The following table summarizes the stock option activity during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2020	5,801,349	$0.90	8.52	$2,773
Granted	1,670,000	$1.20	—	$—
Exercised	—	$—	—	$—
Forfeited	—	—	—	$—
Outstanding at March 31, 2021	7,471,349	$0.97	8.63	$1,928,437

Exercisable at March 31, 2021	5,819,680	$0.98	8.41	$1,637,120

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2020 and March 31, 2021, respectively.

Total unrecognized compensation cost related to unvested stock options was $1,163,496 as of March 31, 2021 and is expected to be recognized over a weighted-average period of less than two years.

As of March 31, 2021, 537,901 shares of common stock are available for future awards under the 2012 Equity Incentive Plan (the “Plan”).

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

6. Warrants

During the three months ended March 31, 2021, the Company issued an additional 2,472,573 shares of common stock as a result of the exercise of certain outstanding warrants as follows: (i) warrants to acquire 360,000 shares of Common Stock at an exercise price of $1.00 per share were exercised and (ii) warrants to acquire 2,112,573 shares of Common Stock at an exercise price of $0.90 per share were exercised. The warrant exercises provided aggregate gross proceeds to the Company of $2,261,336.

During the three months ended September 30, 2020, the Company issued an additional 5,642,114 shares of common stock as a result of the exercise of certain outstanding warrants as follows: (i) 760,000 shares of Common Stock at an exercise price of $1.00 per share and (ii) 4,882,114 warrants at an exercise price of $0.90 per share. The warrant exercises provided aggregate gross proceeds to the Company of $5,153,902.

On May 14, 2020 warrants to acquire 9,545,334 shares of common stock expired by their terms as a result of the Company’s announcement of top-line data related to its Phase 2 double blind, placebo controlled clinical trial of AG013.

On May 1, 2020, the Company issued warrants to acquire 9,200,000 shares of Company common stock to the former sole shareholder of NTI in connection with the Company’s acquisition of NTI. The NTI Warrants are exercisable at $1.25 per share commencing May 1, 2021 and have a five-year term. See Note 4. Acquisition.

A summary of warrant activity for the year ended December 31, 2020 and the three months ended March 31, 2021 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2019	26,538,593	$1.08
Granted	9,200,000	1.25
Exercised	(5,680,114)	0.91
Expired	(9,545,334)	0.75
Balance - December 31, 2020	20,513,145	1.36
Granted	—	—
Exercised	(2,472,573)	0.91
Expired	—	—
Balance - March 31, 2021	18,040,572	$1.42

The warrants outstanding as of March 31, 2021 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	3,174,500	7/17/2025
$0.90	2,588,647	3/25/2024
$1.25	9,200,000	5/1/2025
	18,040,572

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

7. Short-Term Notes Payable

As of March 31, 2021 and December 31, 2020, the Company had $114,881 and $228,227, respectively, in short-term notes payable for the financing of various insurance policies.

Products Liability Insurance

On March 10, 2019, the Company entered into a short-term note payable for $17,688 bearing interest at 5.69% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 14, 2020.

Directors’ and Officers’ Insurance

On July 24, 2020, the Company entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2021.

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

8. Commitments and Contingencies

Additional Consideration-NTI Acquisition. In connection with the Company’s acquisition of NTI on May 1, 2020, the Company is obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding.

As a result of warrant exercises during the three months ended March 31, 2021, 2,472,573 warrants were exercised as follows: (i) 360,000 shares at an exercise price of $1.00 per share and (ii) 2,112,573 at an exercise price of $0.90 per share, and the Company paid $542,263 of additional consideration to the sole former shareholder of NTI. The additional consideration payment is included in research and development expenses.

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

The Lantibiotic ECC

On March 1, 2021, we entered into an amended and restated worldwide exclusive channel collaboration agreement with Eleszto Genetika, Inc. (“EGI”) (the “Lantibiotic ECC”) in which we will use its advanced transgene and cell engineering platforms for the development and production of lantibiotics, a class of peptide antibiotics that are naturally produced in Gram-positive bacteria and contain the characteristic polycyclic thioether amino acids lanthionine and methyllanthonine (collectively, the “Lantibiotics Program”).

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

None of the Lantibiotic ECC milestones had been achieved as of March 31, 2021.

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

Supplemental balance sheet information related to leases is as follows:

	March 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term In Years
Operating leases	3.21	3.46

Weighted Average Discount Rate
Operating leases	5.70%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2021	$158,242
2022	217,379
2023	169,656
2024	146,719
Total	$691,996
Less: Imputed interest	(64,273)
Present value of lease liabilities	$627,723

The cost component of operating leases is as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Operating lease cost	$56,964	$55,198
Short-term lease cost	611	274
Total lease cost	$57,575	$55,472

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,554	$56,429

9. Shareholders’ Equity

Common Stock

During three months ended March 31, 2021, the Company issued an aggregate of 23,871,338 shares of common stock comprised of (i) 21,398,765 shares of common stock issued in connection with sales under its ATM Program which generated gross proceeds of approximately $27.8 million and (ii) 2,472,573 shares of common stock issued as the result of the exercise of certain outstanding warrants which generated gross proceeds of approximately $2.3 million as a result of the exercise of certain outstanding.

Preferred Stock

Series C Preferred Stock Dividend and Redemption

During the three months ended March 31, 2021, the Company provided a notice of redemption, to the holder of the Company’s Series C Preferred Stock to redeem all outstanding Series C Preferred Stock (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date of March 13, 2021). The Series C Preferred Stock redemption amount of approximately $5.6 million was paid on March 15, 2021 and all outstanding shares of Series C Preferred Stock were cancelled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021.

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

Overview

We are a development stage company dedicated to fighting infectious diseases. We are focused on advancing our Terra CoV-2 vaccine candidate to combat the novel coronavirus, COVID-19, and its variants, leveraging coronavirus spike protein research licensed from the National Institutes of Health. We are also developing lantibiotics, a novel class of antibiotics, focused on combatting multidrug-resistant organisms.

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

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In May of 2021, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 150,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 3,000,000. Both Pfizer and Moderna have announced preliminary safety and efficacy data from their Phase 3 COVID-19 vaccine studies and recent Emergency Use Authorization by the FDA. We believe given the size of the worldwide pandemic that even with multiple vaccines projected to be available in the coming months, there will be demand for the Terra CoV-2 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our Terra CoV-2 vaccine holds the possibility of playing an important role in addressing this crisis.

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

We also announced we entered into a material transfer agreement with Biodextris Inc. for the use of three intranasal mucosal adjuvants in our Terra CoV-2 vaccine. BDX100, BDX300 and BDX301 are proteosome-based adjuvants comprised of proteins and lipopolysaccharides with improved attributes including enhanced immune response, manufacturing efficiency and the benefits of intranasal vaccine administration. The agreement allows for the future collaboration regarding the intranasal delivery of vaccine during clinical development with the opportunity to enter into a commercial agreement upon regulatory approval of the intranasal vaccine.

The Terra CoV-2 vaccine plus Biodextris’ intranasal mucosal adjuvants will be studied in the preclinical animal studies, including hamster viral challenge studies, mouse immunogenicity studies and the rodent toxicology study required for regulatory approval prior to the initiation human testing.

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

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen (formerly known as Intrexon Corporation) for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. At that time, we also entered into a stock issuance agreement with Precigen. Through our work pursuant to the collaboration agreement, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work generated a substantial number of homologs of MU1140 and the exclusive channel collaboration was thereafter amended to clarify the applicable field and to adjust the milestone payments and provide that they will be paid in cash. In January 2020 Precigen consummated a reorganization of its ongoing active pharmaceutical ingredients (API) fermentation operations and assets which included transfer of the exclusive collaboration agreement and related stock issuance agreement. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included shares of Oragenics securities and the subsidiary Eleszto Genetika, Inc. (“EGI” formerly known as ILH Holdings, Inc.) that held the collaboration agreement and stock issuance agreements with us, and. On March 1, 2021, due to such prior amendments, assignments and transfers we entered into an amended and restated exclusive channel collaboration agreement with EGI which (i) included the prior amendments, (ii) updated the names of the parties, and (iii) incorporated any remaining applicable terms from the stock issuance agreement and thereafter terminated the stock issuance agreement (the “Lantibiotic ECC”). We expect to continue our research and development and collaboration efforts with EGI to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

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

The timing of the filing of an IND regarding OG716 is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to continue to advance our lantibiotics program to the IND filing based on the availability of both human and financial capital. Based upon the current funding we expect to continue to focus on identification of new potential product candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study.

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

Recent Developments

ATM Program-Sales Agreement. On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Series C Preferred Stock Dividend and Series C Preferred Stock Redemption. During the three months ended March 31, 2021, we provided a notice of redemption, to the holder of our Series C Preferred Stock to redeem all outstanding Series C Preferred Stock (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date of March 13, 2021). The Series C Preferred Stock redemption amount of approximately $5.6 million was paid on March 15, 2021 and all outstanding shares of Series C Preferred Stock were cancelled.

Warrant Exercises. During the three months ended March 31, 2021, we issued an additional 2,472,573 shares of Common Stock as a result of the exercise of certain outstanding warrants as follows: (i) 360,000 shares at an exercise price of $1.00 per share, and (ii) 2,112,573 shares at an exercise price of $0.90 per share. These warrant exercises provided aggregate gross proceeds to us of $2,261,336.

Additional Consideration Payment – Noachis Terra Acquisition. As a result of the warrant exercises, we paid $542,263 of additional consideration to the sole former shareholder of Noachis Terra. The additional consideration payment is included in operating expenses.

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

Our management has closely monitored the impact of COVID-19 on our business operations. Due to stay-at-home orders in the United States, we have instituted a work-from-home plan for our employees. We have no plans to furlough employees at this time. However, the Company is dependent on its workforce to deliver and advance its research. While expected to be temporary, prolonged workforce disruptions may negatively impact future operations in fiscal year 2021 and the Company’s overall liquidity.

To date, we and our development partners, have been able to conduct ordinary operations at or near normal levels and do not currently anticipate any interruptions for the foreseeable future. However, there could be additional repercussions for our operations, particularly for the initial development of our TerraCov2 product candidate, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, the broad emergency use authorization of vaccines, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

Our research and development expenses were $3,260,904 and $3,712,679 for the three months ended March 31, 2021 and 2020, respectively.

Our current product development strategy contemplates an expected increase in our research and development expenses in the future as we continue the advancement of our product development programs for our vaccine and lantibiotic product candidates, with greater near-term emphasis on our vaccine product candidate. The lengthy process of completing pre-clinical studies, clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing pre-clinical studies, clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA or the regulatory authority in other jurisdictions where we may seek approval.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Research and Development. Research and development expenses were $3,260,904 for the three months ended March 31, 2021 compared to $3,712,679 for the three months ended March 31, 2020, a decrease of $451,775 or 12.2%. This decrease was primarily due to decreases in costs associated with our clinical trial work related to our oral mucositis product candidate under our ECC, costs associated with our lantibiotic ECC, employee stock-based compensation costs, bonuses, consulting, and travel and entertainment costs of $3,146,448, $108,722, $91,592, $36,000, $13,250, and $7,783, respectively. These decreases were partially offset by increases in costs associated with the TerraCoV2 vaccine program, and the payment of additional consideration relating to the acquisition of Noachis Terra, Inc. of $2,427,570, and $542,263, respectively.

General and Administrative. General and administrative expenses were $1,976,576 for the three months ended March 31, 2021 compared to $1,519,083 for three months ended March 31, 2020, an increase of $457,493 or 30.1%. This increase was primarily due to increases in non-employee stock-based compensation, insurance, board fees, and filing and registration fees of $620,238, $60,373, $41,270, and $27,961. These increases were offset by decreases in costs associated with employee stock-based compensation costs and travel and entertainment costs of $269,995, and $19,177, respectively.

Other Income. Other income, net was $17,535 for the three months ended March 31, 2021 compared to $44,002 for the three months ended March 31, 2020, resulting in a net change of $26,467. The net change was primarily attributable to a decrease in interest income of $24,482.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2021 and March 31, 2020 our operating activities used cash of $4,327,429, and $3,822,872, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $35,854,771 and $16,640,534 at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and March 31, 2020, our financing activities provided and used cash of $23,188,710 and $73,017 respectively. The cash provided by and used in financing activities during the three months ended March 31, 2021 and March 31, 2020, was primarily due to the sales of common stock, the exercise of warrants, the redemption of the Series C Preferred stock and payments on short term notes payable.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain information on our outstanding shares of preferred stock:

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

ATM Program

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Directors’ and Officers’ Insurance

On July 24, 2020, we entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being due on June 24, 2021.

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

Preferred Stock – Series C Preferred Redemption and Outstanding

During the three months ended March 31, 2021, we provided a notice of redemption, to the holder of our Series C Preferred Stock to redeem all outstanding Series C Preferred Stock (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date of March 13, 2021). The Series C Preferred Stock redemption amount of approximately $5.6 million was paid on March 15, 2021 and all outstanding shares of Series C Preferred Stock were cancelled.

Our Outstanding Preferred Stock

During 2017, we issued shares of Series A and Series B Preferred Stock in financing transactions (the “Preferred Stock Financings”). In connection with the Preferred Stock Financings, we filed Certificate of Designations of Preferences, Rights and Limitations of Series A and Series B Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017 and November 8, 2017, respectively. Our currently outstanding Series A and Series B Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	9,417,000	941,701
Series B Preferred	6,600,000	1,320,002

In addition, we issued warrants to purchase an aggregate of (i) 1,064,520 shares of Common Stock to the Series A holders, and (ii) 1,064,518 shares of Common Stock to the Series B holders in connection with the Preferred Stock Financings.

Except as otherwise required by law, the Series A and Series B Preferred Stock have no voting rights. However, as long as any shares of Series A and series B Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A and Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A or Series B Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A and series B Preferred Stock, (c) increase the number of authorized shares of Series A and Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designations), the holders of Series A and Series B Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A and Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A and Series B Preferred Stock if all outstanding shares of Series A and Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A and Series B Preferred Stock is classified as permanent equity.

Future Capital Requirements

Our capital requirements for 2021 and for 2022 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalent, provide us with limited liquidity. We believe our existing cash and cash will allow us to fund our operating plan into the third quarter of 2022. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

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

Because of the numerous risks and uncertainties associated with research, development and clinical testing of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conduct preclinical research for our Terra CoV-2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with our collaboration agreements with Precigen;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to advance our lantibiotic development or achieve milestones under our Lantibiotic ECC and licensing arrangements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amounts of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the consolidated financial statements are stock-based compensation and valuation of warrants. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2021 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 1, 2021. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $5.2 million and $5.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and approximately $26.4 million and $15.6 million for the years ended December 31, 2020, and 2019, respectively. As of March 31, 2021, our accumulated deficit was approximately $160.8 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our TerraCoV2 vaccine product candidate and the research and development of our product candidates pursuant to our exclusive channel partnerships with Eleszto Genetika, Inc. (an assignee of Precigen) in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our NAIAD license also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of March 31, 2021, will be sufficient to fund our operations as presently structured into the third quarter of 2022. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct preclinical research for our TerraCoV2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;

●	expand our clinical laboratory operations and conduct further research and development on lantibiotics;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the current and continued microeconomic impact of the COVID-19 pandemic on our ability, the ability of our third-party contractors and suppliers to meet our development needs, and the ability of government regulators to conduct ordinary business operations in a timely and efficient manner, as well as the pandemic’s broader, macroeconomic impact on the U.S., foreign and global economic markets;

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

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

The information set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02(e) of Form 8-K.

Executive Bonus Plan 2021

On April 30, 2021, the Compensation Committee and Board of Directors of Oragenics, Inc. (“Oragenics” or the “Company”) approved the 2021 bonus program objectives for Mr. Michael Sullivan our interim Principal Executive Officer and Chief Financial Officer, and Dr. Martin Handfield recommended by the Compensation Committee. The percentages are weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2021 performance (the “2021 Bonus Program”). Under such cash bonus program, Mr. Sullivan, and Dr. Handfield are eligible for cash bonuses of up to 35% and 25% of their respective base salaries or $80,483, and $51,345 respectively, (each a “Bonus Target”).

The bonuses payable to Mr. Sullivan are to be based upon the achievement of the following objectives:

(i) Up to 45% of the Bonus Target for financial performance objectives including the Company’s raising capital, budgeting and finance planning;

(ii) Up to 35% of the Bonus Target for initiatives regarding the Company’s performance; and

(iii) Up to 20% of the Bonus Target for financial plan as part of strategic development plan.

The bonuses payable to Dr. Handfield are to be based upon the achievement of the following objectives:

(i) Up to 30% of the Bonus Target for objectives related to lantibiotic intellectual property and development plans;

(ii) Up to 50% of the Bonus Target for objectives related to lantibiotic research and development testing; and

(iii) Up to 20% of the Bonus Target for the objectives related to lantibiotic manufacturing developments.

The executive officers’ actual bonuses for fiscal year 2021 may exceed 100% of their 2021 Bonus Target percentage in the event performance exceeds the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2021 Bonus Program and the actual amount of such bonus, if any, are at the discretion of the Compensation Committee.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

10.1	Sales Agent Agreement dated February 1, 2021*.	8-K	001-32188	1.1	2/1/21

10.2	Amended and Restated Exclusive Channel Collaboration Agreement by and between Oragenics, Inc. and Eleszto Genetika, Inc. dated as of March 1, 2021(“Lantibiotic ECC”).**	10-K	001-32188	10.1	3/1/21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

* Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

** Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May, 2021.

ORAGENICS, INC.

BY:	/s/ Michael Sullivan
Michael Sullivan, Interim Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer

