Form 10-Q
period 2021-06-30
ORAGENICS INC
filed 2021-08-16
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2021, there were 116,194,806 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,574,769	$17,639,575
Prepaid expenses and other current assets	86,917	343,106
Total current assets	34,661,686	17,982,681
Property and equipment, net	18,085	42,713
Operating lease right-of-use assets	567,766	655,138
Total assets	$35,247,537	$18,680,532
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,930,271	$937,020
Short-term notes payable	—	228,227
Operating lease liabilities	185,689	176,900
Total current liabilities	2,115,960	1,342,147

Long-term liabilities:
Operating lease liabilities	398,177	493,790
Total long-term liabilities	398,177	493,790

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, -0- and 133.483 Series C shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,656,713	7,174,854
Common stock, $0.001 par value; 200,000,000 shares authorized; 116,194,806 and 91,766,928 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	116,195	91,767
Additional paid-in capital	194,558,298	164,022,957
Accumulated deficit	(164,597,806)	(154,444,983)
Total shareholders’ equity	32,733,400	16,844,595
Total liabilities and shareholders’ equity	$35,247,537	$18,680,532

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,467,575	$11,543,973	$5,728,479	$15,256,652
General and administrative	1,370,393	808,333	3,346,969	2,327,416
Total operating expenses	3,837,968	12,352,306	9,075,448	17,584,068
Loss from operations	(3,837,968)	(12,352,306)	(9,075,448)	(17,584,068)
Other income (expense):
Interest income	24,254	16,495	44,287	61,010
Interest expense	(1,033)	(885)	(3,601)	(2,593)
Local business tax	(600)	(600)	(1,200)	(1,200)
Miscellaneous income	—	—	670	1,795
Total other income, net	22,621	15,010	40,156	59,012
Loss before income taxes	(3,815,347)	(12,337,296)	(9,035,292)	(17,525,056)
Income tax benefit	—	—	—	—
Net loss	$(3,815,347)	$(12,337,296)	$(9,035,292)	$(17,525,056)
Basic and diluted net loss per share	$(0.03)	$(0.24)	$(0.08)	$(0.36)
Shares used to compute basic and diluted net loss per share	115,864,162	52,222,473	109,357,191	49,173,638

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	$115,638	16,017,000	$2,656,713	$194,060,575	$(160,782,459)	$36,050,467
Compensation expense relating to option issuances	—	—	—	—	231,140	—	231,140
Issuance of common stock from option exercise	556,540	557	—	—	266,583	—	267,140
Net loss	—	—	—	—	—	(3,815,347)	(3,815,347)
Balances at June 30, 2021	116,194,806	116,195	16,017,000	2,656,713	194,558,298	(164,597,806)	32,733,400

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	865,110	—	865,110
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Net loss	—	—	—	—	—	(5,187,760)	(5,187,760)
Balances at March 31, 2020	46,124,803	$46,125	16,017,133.483	$7,174,854	$138,890,067	$(133,202,044)	$12,909,002
Compensation expense relating to option issuances	—	—	—	—	157,145	—	157,145
Issuance of common stock from warrant exercise	38,000	38	—	—	28,462	—	28,500
Issuance of common stock and warrants for the acquisition of Noachis =	9,200,000	9,200	—	—	8,021,499	—	8,030,699
Net loss	—	—	—	—	—	(12,337,296)	(12,337,296)
Balances at June 30, 2020	55,362,803	$55,363	16,017,133.483	$7,174,854	$147,097,173	$(145,539,340)	$8,788,050

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,035,292)	$(17,525,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,176	25,985

Stock-based compensation expense	1,354,901	1,022,255
Stock issued for purchase of Noachis Terra	—	8,030,699
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	256,189	274,581
Accounts payable and accrued expenses	993,251	(484,159)
Net cash used in operating activities	(6,405,775)	(8,655,695)
Cash flows from financing activities:
Borrowings under short-term notes payable	—	132,088
Payments on short-term notes payable	(228,227)	(143,864)
Redemption of Series C Preferred stock	(5,635,672)	—
Proceeds from issuance of common stock for stock option exercise	267,140	—
Proceeds from issuance of common stock for warrant exercise	2,261,336	28,500
Net proceeds from issuance of common stock	26,676,392	—
Net cash provided by financing activities	23,340,969	16,724
Net increase (decrease) in cash and cash equivalents	16,935,194	(8,638,971)
Cash and cash equivalents at beginning of period	17,639,575	18,267,994
Cash and cash equivalents at end of period	$34,574,769	$9,629,023
Supplemental disclosure of cash flow information:
Interest paid	$3,601	$2,387
Non-cash investing and financing activities:
Stock dividend on Series C preferred stock	$1,117,531	$661,458

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2021 and December 31, 2020 (audited) and three and six months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2021, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021, or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $9,035,292 and used cash of $6,405,775 in its operating activities during the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $164,597,806.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at June 30, 2021 will be sufficient to meet the business objectives as presently structured into the third quarter of 2022.

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three and six months ended June 30, 2021, that have had, or are expected to have, a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of the provisions of ASU No. 2019-12, did not have an impact on its consolidated financial statements and related disclosures.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of June 30, 2021, the uninsured portion of this balance was $34,324,769. As of December 31, 2020, the uninsured portion of this balance was $17,389,575.

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

5. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Research and development	$48,761	$25,328	$79,688	$147,847
General and administrative	182,379	131,817	1,275,213	874,408
Total Stock-based compensation	$231,140	$157,145	$1,354,901	$1,022,255

The following table summarizes the stock option activity during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2020	5,801,349	$0.90	8.52	$2,773
Granted	1,670,000	$1.20	—	$—
Exercised	(556,540)	$0.48	—	$—
Forfeited	(417,167)	$1.24	—	$—
Outstanding at June 30, 2021	6,497,642	$0.99	7.26	$759,709

Exercisable at June 30, 2021	5,564,305	$1.00	6.96	$677,808

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2020 and June 30, 2021, respectively.

Total unrecognized compensation cost related to unvested stock options was $442,856 as of June 30, 2021 and is expected to be recognized over a weighted-average period of less than two years.

As of June 30, 2021, 955,068 shares of common stock are available for future awards under the 2012 Equity Incentive Plan (the “Plan”).

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

The Company entered into a separation agreement with its former chief executive officer which provided for severance payments as contemplated by his employment agreement and (i) accelerated the vesting of certain outstanding option awards; and (ii) extended the time for the exercise of certain vested options for one year from the date of separation. The former executive exercised options to acquire 400,000 shares of common stock during the period.

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

A summary of warrant activity for the year ended December 31, 2020 and the six months ended June 30, 2021 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2019	26,538,593	$1.08
Granted	9,200,000	1.25
Exercised	(5,680,114)	0.91
Expired	(9,545,334)	0.75
Balance - December 31, 2020	20,513,145	1.36
Granted	—	—
Exercised	(2,472,573)	0.91
Expired	—	—
Balance - June 30, 2021	18,040,572	$1.42

The warrants outstanding as of June 30, 2021 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	3,174,500	7/17/2025
$0.90	2,588,647	3/25/2024
$1.25	9,200,000	5/1/2025
	18,040,572

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

7. Short-Term Notes Payable

As of June 30, 2021 and December 31, 2020, the Company had $— and $228,227, respectively, in short-term notes payable for the financing of various insurance policies.

Products Liability Insurance

On March 10, 2019, the Company entered into a short-term note payable for $17,688 bearing interest at 5.69% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 14, 2020.

Directors’ and Officers’ Insurance

On July 24, 2020, the Company entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 28, 2021.

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

As a result of warrant exercises during the three months ended March 31, 2021, 2,472,573 warrants were exercised as follows: (i) 360,000 shares at an exercise price of $1.00 per share and (ii) 2,112,573 at an exercise price of $0.90 per share, and the Company paid $542,263 of additional consideration to the sole former shareholder of NTI and no warrants were exercised during the three-month period ended June 30, 2021. The additional consideration payment is included in research and development expenses.

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

None of the Lantibiotic ECC milestones had been achieved as of June 30, 2021.

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

Supplemental balance sheet information related to leases is as follows:

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term In Years
Operating leases	2.96	3.46

Weighted Average Discount Rate
Operating leases	5.70%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2021	$105,651
2022	217,379
2023	169,656
2024	146,719
Total	$639,405
Less: Imputed interest	(55,539)
Present value of lease liabilities	$583,866

The cost component of operating leases is as follows:

	For the Six Months Ended June 30, 2021	For The Six Months Ended June 30, 2020
Operating lease cost	$114,002	$112,162
Short-term lease cost	782	738
Total lease cost	$114,784	$112,900

Supplemental cash flow information related to operating leases is as follows:

	For the Six Months Ended June 30, 2021	For The Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113,454	$112,846

9. Shareholders’ Equity

Common Stock

During three months ended June 30, 2021, the Company issued 556,540 shares of common stock in connection with the exercise of stock options.

During the three months ended March 31, 2021, the Company issued an aggregate of 23,871,338 shares of common stock comprised of (i) 21,398,765 shares of common stock issued in connection with sales under its ATM Program which generated gross proceeds of approximately $27.8 million three months ended June 30, 2021 and (ii) 2,472,573 shares of common stock issued as the result of the exercise of certain outstanding warrants which generated gross proceeds of approximately $2.3 million as a result of the exercise of certain outstanding. The Company did not issue any shares pursuant to the ATM Program during the three months ended June 30, 2021.

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

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). As of August 2021, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 203,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 4,300,000. Both Pfizer and Moderna have announced preliminary safety and efficacy data from their Phase 3 COVID-19 vaccine studies and recent Emergency Use Authorization by the FDA. We believe given the size of the worldwide pandemic that even with multiple vaccines projected to be available in the coming months, there will be demand for the Terra CoV-2 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our Terra CoV-2 vaccine holds the possibility of playing an important role in addressing this crisis.

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

The NIH’s preclinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonists) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with an adjuvant (TLR-4 agonist Sigma Adjuvant System) completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-Investigational New Drug (“IND”) Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that will support the clinical development of the Terra CoV-2, vaccine.

We entered into an agreement with Adjuvance Technologies Inc. for the use of TQL1055, a novel, rationally designed semi-synthetic analogue of the saponin adjuvant QS-21 with potential improved attributes, including stability and manufacturing efficiency. We also anticipate that our Terra CoV-2 vaccine will provide long lasting protection from the SARS-CoV-2 virus with only one or two doses, with a more rapid immune response compared to vaccines developed without the inclusion of an adjuvant.

We also entered into a material transfer agreement with Biodextris Inc. for the use of three intranasal mucosal adjuvants in our Terra CoV-2 vaccine. BDX100, BDX300 and BDX301 are proteosome-based adjuvants comprised of proteins and lipopolysaccharides with improved attributes including enhanced immune response, manufacturing efficiency and the benefits of intranasal vaccine administration. The agreement allows for the future collaboration regarding the intranasal delivery of vaccine during clinical development with the opportunity to enter into a commercial agreement upon regulatory approval of the intranasal vaccine.

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

On July 26, 2021 we entered into a licensing agreement with the National Research Council of Canada (NRC) that will enable us to pursue the rapid development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The NRC technologies, in combination with the U.S. National Institutes of Health (NIH) elements found in our Terra CoV-2 vaccine, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, will expedite the evaluation of SARS-CoV-2 antigen candidates in preclinical and clinical studies.

We began preclinical studies in June of 2021 through our collaboration and material transfer agreement with the NRC. We initiated an immunogenicity study in mice to evaluate several adjuvant candidates. This study is expected to be concluded in the third quarter of 2021 and we believe will allow for down-selection of the adjuvant candidates, with the best to be subsequently advanced into a hamster challenge study to assess inhibition of viral replication and an IND-enabling GLP toxicology study. As a result of the NRC License Agreement and the shift in focus to a vaccine to address evolving variants, we now expect to have another pre-IND meeting with the FDA and to file an IND application with the FDA in the first quarter of 2022 and immediately upon receipt of approval from the FDA to commence a Phase 1 clinical study, the protocol for which is currently under development.

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

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen (formerly known as Intrexon Corporation) for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. At that time, we also entered into a stock issuance agreement with Precigen. Through our work pursuant to the collaboration agreement, we have been able to produce a significant increase in the fermentation titer of MU1140 compared to standard fermentation methods and have discovered a new purification process for MU1140. Our work generated a substantial number of homologs of MU1140 and the exclusive channel collaboration was thereafter amended to clarify the applicable field and to adjust the milestone payments and provide that they will be paid in cash. In January 2020 Precigen consummated a reorganization of its ongoing active pharmaceutical ingredients (API) fermentation operations and assets which included transfer of the exclusive collaboration agreement and related stock issuance agreement. Following such reorganization, Precigen divested certain of its assets to TS Biotechnology Holdings, LLC which included shares of Oragenics securities and the subsidiary Eleszto Genetika, Inc. (“EGI” formerly known as ILH Holdings, Inc.) that held the collaboration agreement and stock issuance agreements with us, and. On March 1, 2021, due to such prior amendments, assignments and transfers we entered into an amended and restated exclusive channel collaboration agreement with EGI which (i) included the prior amendments, (ii) updated the names of the parties, and (iii) incorporated any remaining applicable terms from the stock issuance agreement and thereafter terminated the stock issuance agreement (the “Lantibiotic ECC”). We expect to continue our research and development to develop potential derivatives of the MU1140 molecule using genetically modified bacteria.

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

The timing of the filing of an IND regarding a lantibiotic product candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to continue to advance our lantibiotics program to an IND filing based on the availability of both human and financial capital. Based upon the current funding we expect to continue to focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study.

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

Recent Developments

Changes in Management and Board of Directors. On May 2, 2021, the Board appointed our Chairman of the Board, Dr. Frederick Telling to serve as Executive Chairman and appointed our Chief Financial Officer, Mr. Michael Sullivan to serve as Interim Principal Executive Officer, following the resignation of our former chief executive officer.

Addition to Our Vaccine Development Team.  We recently engaged Timothy Cooke, Ph.D. as a consultant to strengthen our vaccine program. Dr. Cooke is a leading expert in domestic and global vaccine policy with more than 30 years of vaccine experience. Dr. Cooke’s expertise is expected to be significantly additive to our Terra CoV-2 development roadmap and improve our ability to provide an impactful solution. Dr. Cooke currently serves as the Biotechnology Industry Representative to the U.S. National Vaccine Advisory Committee. He has also been a member of the Vaccine Policy Advisory Committee of the Biotechnology Industry Organization (BIO) and BIO’s Antimicrobial Resistance Working Group. He entered the vaccine industry in 1991, joining the newly created Merck Vaccines business unit where he had domestic and international commercial responsibilities over the next nine years. He was a founding member of Sanofi Pasteur-MSD, a European joint venture for vaccine development and commercialization, and led the formation of Merck’s vaccine business in Central and Eastern Europe. Dr. Cooke has had several leadership roles in the biotechnology industry, serving as Chief Executive Officer of NovaDigm Therapeutics and was previously Chief Executive Officer of Mojave Therapeutics, a company developing therapeutic vaccines against viral infections and cancer that was sold to Antigenics in 2004.

Adjournment of Annual Shareholder Meeting. On June 30, 2021, the Company adjourned its annual meeting of shareholders due to lack of a quorum to conduct the annual meeting. The meeting was adjourned to attempt to achieve a quorum and is to be reconvened on August 23, 2021 at 4:00 p.m.

Entered into License Agreement with National Research Council of Canada (NRC) On July 26, 2021, we entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC grants to the Company a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on behalf of the Company to be used and sold, worldwide, by the Company.

As consideration for the grant of the license, we will pay to the NRC an annual license fee, with the initial portion of the fee covering the first three years of the license. Additionally, we will pay certain milestone payments (a) upon transfer of each Stable Cell listed in the Agreement and (b) with regard to each of the first three Products, (i) upon submission of the Investigational New Drug application (IND) related thereto, (ii) upon dosing the first patient in a Phase 1 or Phase 2 clinical trial, (iii) upon dosing the first patient in a Phase 3 clinical trial and (iv) upon first regulatory approval. In addition, Oragenics will pay a low single-digit royalty to the NRC for the sale of Products, based on sales revenue, commencing after the first commercial sale.

Pursuant to the License Agreement, the NRC is required to bear the responsibility and pay the costs to obtain and maintain patents related to the NRC Technologies in the U.S., Canada, Brazil, European Union, Japan, South Korea, Singapore, Australia, China, and India, and the NRC shall use reasonable efforts to obtain and maintain those patents. Additional countries may be requested by us, in which event, the NRC will file and maintain such patents, at our expense.

Pursuant to the License Agreement, we are required to indemnify and hold the NRC and its employees and agents harmless from and against all liability and damages in connection with or arising out of all claims, demands, losses, damages, costs including solicitor and client costs, actions, suits or proceedings brought by any third party that are in any manner based upon, arising out of, related to, occasioned by, or attributable to the manufacturing, distribution, shipment, offering for sale, sale, or use of Products, services based on the NRC Technologies and product liability and infringement of intellectual property rights other than copyright, if any, licensed under the License Agreement.

Unless terminated earlier, the License Agreement will terminate twenty (20) years from the effective date of the License Agreement. Either party may terminate the License Agreement, by giving written notice to the other party, if the other party defaults or is in breach of the License Agreement, provided that if the defaulting party cures the breach within 60 days after the notice is given, the License Agreement shall continue in full force and effect. The NRC may terminate the License Agreement if the Company becomes bankrupt, or insolvent, or has a receiver appointed to continue its operations, or passes a resolution for winding up. The License Agreement contains customary confidentiality obligations.

In addition, in connection with the initiative to develop its vaccine, we also previously entered into a material transfer agreement with the NRC for SARS-CoV-2 trimeric spike protein Wuhan variant and SARS-CoV-2 trimeric spike protein South African variant to move forward with pre-clinical testing.

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

To date, we and our development partners, have been able to conduct ordinary operations at or near normal levels and do not currently anticipate any interruptions for the foreseeable future. However, there could be additional repercussions for our operations, particularly for the initial development of our Terra CoV-2 product candidate, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, the broad emergency use authorization of vaccines, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

Our research and development expenses were $5,728,479 and $15,256,652 for the six months ended June 30, 2021 and 2020, respectively.

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

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic ECC, NIH license and NRC license as to the planning and timing of our research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of development of our vaccine product candidate and as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Research and Development. Research and development expenses were $2,467,575 for the three months ended June 30, 2021 compared to $11,543,973 for the three months ended June 30, 2020, a decrease of $9,076,398 or 78.6%. This decrease was primarily due to prior period costs associated with the acquisition of Noachis Terra, Inc. and clinical trial work related to our oral mucositis product candidate under our ECC of $9,955,699 and $749,218, respectively. The decrease in research and development expenses was partially offset by increases in costs associated with the Terra CoV-2 vaccine program of $1,696,345 which we expect to increase in future periods.

General and Administrative. General and administrative expenses were $1,370,393 for the three months ended June 30, 2021 compared to $808,333 for three months ended June 30, 2020, an increase of $562,060 or 69.5%. This increase was primarily due to increases in filing and registration fees, salaries, employee stock-based compensation, board fees, and insurance of $207,967, $179,563, $81,341, $72,938, and $64,782. These increases were offset by decreases in costs associated with consultants, and non-employee stock-based compensation costs of $38,626, and $30,778, respectively.

Other Income. Other income, net was $22,621 for the three months ended June 30, 2021 compared to $15,010 for the three months ended June 30, 2020, resulting in an increase of $7,611. The net change was primarily attributable to an increase in interest income of $7,759.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Research and Development. Research and development expenses were $5,728,479 for the six months ended June 30, 2021 compared to $15,256,652 for the six months ended June 30, 2020, a decrease of $9,528,173 or 62.5%. This decrease was primarily due to decreases in costs associated with the acquisition of Noachis Terra, Inc., clinical trial work related to our oral mucositis product candidate under our ECC, costs associated with our lantibiotic ECC and employee stock-based compensation, of $9,955,699, $3,895,667, and $170,497, and $68,159, respectively. These decreases were partially offset by increases in costs associated with the Terra CoV-2 vaccine program and consideration relating to the acquisition of Noachis Terra, Inc., of $4,123,915 and $542,263, respectively.

General and Administrative. General and administrative expenses were $3,346,969 for the six months ended June 30, 2021 compared to $2,327,416 for six months ended June 30, 2020, an increase of $1,019,553 or 43.8%. This increase was primarily due to increases in non-employee stock-based compensation, filing and registration fees, salaries, insurance, and board fees of $589,461, $235,928, $179,178, $125,126, and $114,208. These increases were offset by a decrease in costs associated with employee stock-based compensation costs of $188,655.

Other Income. Other income, net was $40,156 for the six months ended June 30, 2021 compared to $59,012 for the six months ended June 30, 2020, resulting in a net change of $18,856. The net change was primarily attributable to a decrease in interest income of $16,273.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2021 and June 30, 2020 our operating activities used cash of $6,405,775, and $8,655,695, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $32,545,726 and $16,640,534 at June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021 and June 30, 2020, our financing activities provided and used cash of $23,340,969 and $16,724 respectively. The cash provided by and used in financing activities during the six months ended June 30, 2021 and June 30, 2020, was primarily due to the sales of common stock, the exercise of warrants, the redemption of the Series C Preferred stock and payments on short term notes payable.

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

ATM Program

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. We did not issue any shares under our ATM Program during the three months ended June 30, 2021. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Directors’ and Officers’ Insurance

On July 24, 2020, we entered into a short-term note payable for $413,784 bearing interest at 5.39% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2020 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being made on June 28, 2021.

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

Future Capital Requirements

Our capital requirements for 2021 and for 2022 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

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

For example, as we seek to move forward with the development of Terra CoV-2 vaccine candidate and our other product candidates, we will require additional capital. In addition, we continue to pursue other COVID-19 research and development funding opportunities through governmental and nongovernmental sources, as well as potential research collaboration arrangements with academic institutions and other commercial partners. Our ability to advance the development of our Terra CoV-2 vaccine candidate at our anticipated pace, in accordance with our NIAID License and NRC License, will be dependent upon our ability to secure additional capital resources through these funding opportunities or an alternative capital raise, such as an equity or debt financing or other strategic business collaboration. Moreover, the global impact of COVID-19 could further impact our need for additional capital if we experience delays in our anticipated timelines or achievement milestones.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the consolidated financial statements are stock-based compensation and valuation of warrants. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2021.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and six months ended June 30, 2021 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES [Mike?]

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Interim Principal Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $9.0 million and $17.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively, and approximately $26.4 million and $15.6 million for the years ended December 31, 2020, and 2019, respectively. As of June 30, 2021, our accumulated deficit was approximately $164.6 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our Terra CoV-2 vaccine product candidate and the research and development of our product candidates pursuant to our exclusive channel partnerships with Eleszto Genetika, Inc. (an assignee of Precigen) in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our NAIAD license also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of June 30, 2021, will be sufficient to fund our operations as presently structured into the third quarter of 2022. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

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

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates and/or forego licensing attractive business opportunities.

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American conditions for continued listing. One of the requirements for continued listing on the NYSE American, is the requirement that each issuer listing common stock or voting preferred stock, and/or their equivalents, to hold an annual meeting of shareholders no later than one year after the end of the issuer’s fiscal year. The Company’s annual meeting of shareholders, scheduled for June 30, 2021, at 9:00 a.m. was convened and adjourned, without any business being conducted, due to lack of the required quorum. The annual meeting of shareholders was adjourned to 4:00 p.m. (Eastern Time) on Monday, August 23, 2021.

If the Company is unable to hold an annual meeting of shareholders by December 31, 2021, it may be found to be noncompliant with the NYSE American conditions for continued listing and our common stock may be subject to delisting from the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers, employees and may have a negative impact on other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

The information set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02(e) of Form 8-K.

Annual Base Salary Increase. On August 12 2021, the Board of Directors of the Company approved an increase to the annual base salary of the Company’s Interim Principal Executive Officer and Chief Financial Officer, Michael Sullivan. Mr. Sullivan’s annual base salary was increased from $229,950 to $250,000, effective August 2021. No other changes to Mr. Sullivan’s compensation were made.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of August, 2021.

ORAGENICS, INC.

BY:	/s/ Michael Sullivan
Interim Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

