Form 10-Q
period 2021-09-30
ORAGENICS INC
filed 2021-11-15
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ___________

Commission File Number: 001-32188

ORAGENICS,INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2021, there were 116,394,806 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,948,892	$17,639,575
Prepaid expenses and other current assets	586,519	343,106
Total current assets	30,535,411	17,982,681
Property and equipment, net	32,704	42,713
Operating lease right-of-use assets	523,143	655,138
Total assets	$31,091,258	$18,680,532
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,523,197	$937,020
Short-term notes payable	482,258	228,227
Operating lease liabilities	190,181	176,900
Total current liabilities	2,195,636	1,342,147

Long-term liabilities:
Operating lease liabilities	349,199	493,790
Total long-term liabilities	349,199	493,790

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, -0- and 133.483 Series C shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,656,713	7,174,854
Common stock, $0.001 par value; 200,000,000 shares authorized; 116,394,806 and 91,766,928 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	116,395	91,767
Additional paid-in capital	194,754,867	164,022,957
Accumulated deficit	(168,981,552)	(154,444,983)
Total shareholders’ equity	28,546,423	16,844,595
Total liabilities and shareholders’ equity	$31,091,258	$18,680,532

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,547,321	$3,498,361	$9,275,800	$18,755,013
General and administrative	847,134	1,010,006	4,194,103	3,337,422
Total operating expenses	4,394,455	4,508,367	13,469,903	22,092,435
Loss from operations	(4,394,455)	(4,508,367)	(13,469,903)	(22,092,435)
Other income (expense):
Interest income	17,760	16,292	62,047	77,302
Interest expense	(7,053)	(3,885)	(10,654)	(6,478)
Local business tax	2	(600)	(1,198)	(1,800)
Miscellaneous income	—	—	670	1,795
Total other income, net	10,709	11,807	50,865	70,819
Loss before income taxes	(4,383,746)	(4,496,560)	(13,419,038)	(22,021,616)
Income tax benefit	—	—	—	—
Net loss	$(4,383,746)	$(4,496,560)	$(13,419,038)	$(22,021,616)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.12)	$(0.42)
Shares used to compute basic and diluted net loss per share	116,262,938	59,670,038	111,748,586	52,706,277

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	$115,638	16,017,000	$2,656,713	$194,060,575	$(160,782,459)	$36,050,467
Compensation expense relating to option issuances	—	—	—	—	231,140	—	231,140
Issuance of common stock from option exercise	556,540	557	—	—	266,583	—	267,140
Net loss	—	—	—	—	—	(3,815,347)	(3,815,347)
Balances at June 30, 2021	116,194,806	116,195	16,017,000	2,656,713	194,558,298	(164,597,806)	32,733,400
Compensation expense relating to option issuances	—	—	—	—	100,769	—	100,769
Issuance of common stock from option exercise	200,000	200	—	—	95,800	—	96,000
Net loss	—	—	—	—	—	(4,383,746)	(4,383,746)
Balances at September 30, 2021	116,394,806	116,395	16,017,000	2,656,713	194,754,867	(168,981,552)	28,546,423

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	865,110	—	865,110
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Net loss	—	—	—	—	—	(5,187,760)	(5,187,760)
Balances at March 31, 2020	46,124,803	$46,125	16,017,133.483	$7,174,854	$138,890,067	$(133,202,044)	$12,909,002
Compensation expense relating to option issuances	—	—	—	—	157,145	—	157,145
Issuance of common stock from warrant exercise	38,000	38	—	—	28,462	—	28,500
Issuance of common stock and warrants for the acquisition of Noachis Terra	9,200,000	9,200	—	—	8,021,499	—	8,030,699
Net loss	—	—	—	—	—	(12,337,296)	(12,337,296)
Balances at June 30, 2020	55,362,803	$55,363	16,017,133.483	$7,174,854	$147,097,173	$(145,539,340)	$8,788,050
Compensation expense relating to option issuances	—	—	—	—	194,953	—	194,953
Issuance of common stock from warrant exercise	5,642,114	5,642	—	—	5,148,260	—	5,153,902
Net loss	—	—	—	—	—	(4,496,560)	(4,496,560)
Balances at September 30, 2020	61,004,917	$61,005	16,017,133.483	$7,174,854	$152,440,386	$(150,035,900)	$9,640,345

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,419,038)	$(22,021,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,817	38,847
Stock-based compensation expense	1,455,670	1,217,208
Stock issued for purchase of Noachis Terra	—	8,030,699
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(243,413)	498,200
Accounts payable and accrued expenses	586,177	(1,084,621)
Net cash used in operating activities	(11,585,787)	(13,321,283)
Cash flows from investing activities:
Purchase of property and equipment	(24,123)	—
Net cash used in investing activities	(24,123)	—
Cash flows from financing activities:
Borrowings under short-term notes payable	600,169	132,088
Payments on short-term notes payable	(346,138)	(217,588)
Redemption of Series C Preferred stock	(5,635,672)	—
Proceeds from issuance of common stock for stock option exercise	363,140	—
Proceeds from issuance of common stock for warrant exercise	2,261,336	5,182,402
Net proceeds from issuance of common stock	26,676,392	—
Net cash provided by financing activities	23,919,227	5,096,902
Net increase (decrease) in cash and cash equivalents	12,309,317	(8,224,381)
Cash and cash equivalents at beginning of period	17,639,575	18,267,994
Cash and cash equivalents at end of period	$29,948,892	$10,043,613
Supplemental disclosure of cash flow information:
Interest paid	$10,654	$4,245
Non-cash investing and financing activities:
Stock dividend on Series C preferred stock	$1,117,531	$661,458

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2021 and December 31, 2020 (audited) and three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2021, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021, or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $13,419,038 and used cash of $11,585,787 in its operating activities during the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $168,981,552.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at September 30, 2021 will be sufficient to meet the business objectives as presently structured into the third quarter of 2022.

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three and nine months ended September 30, 2021, that have had, or are expected to have, a material impact on our consolidated financial statements.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2021, the uninsured portion of this balance was $29,698,892. As of December 31, 2020, the uninsured portion of this balance was $17,389,575.

5. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Research and development	$38,946	$46,584	$118,634	$194,431
General and administrative	61,823	148,369	1,337,036	1,022,777
Total Stock-based compensation	$100,769	$194,953	$1,455,670	$1,217,208

The following table summarizes the stock option activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2020	5,801,349	$0.90	8.52	$2,773
Granted	1,720,000	$1.19	—	$—
Exercised	(756,540)	$0.48	—	$—
Forfeited	(512,967)	$1.65	—	$—
Outstanding at September 30, 2021	6,251,842	$1.00	7.32	$460,844

Exercisable at September 30, 2021	5,396,839	$1.02	7.10	$410,777

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2020 and September 30, 2021, respectively.

Total unrecognized compensation cost related to unvested stock options was $414,571 as of September 30, 2021 and is expected to be recognized over a weighted-average period of less than two years.

As of September 30, 2021, 1,000,868 shares of common stock are available for future awards under the 2012 Equity Incentive Plan (the “Plan”).

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

On May 1, 2020, the Company issued warrants to acquire 9,200,000 shares of Company common stock to the former sole shareholder of Noachis Terra, Inc. (“NTI”) in connection with the Company’s acquisition of NTI. The NTI Warrants are exercisable at $1.25 per share commencing May 1, 2021 and have a five-year term. See Note 4. Acquisition.

A summary of warrant activity for the year ended December 31, 2020 and the nine months ended September 30, 2021 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2019	26,538,593	$1.08
Granted	9,200,000	1.25
Exercised	(5,680,114)	0.91
Expired	(9,545,334)	0.75
Balance - December 31, 2020	20,513,145	1.36
Granted	—	—
Exercised	(2,472,573)	0.91
Expired	—	—
Balance - September 30, 2021	18,040,572	$1.42

The warrants outstanding as of September 30, 2021 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	3,174,500	7/17/2025
$0.90	2,588,647	3/25/2024
$1.25	9,200,000	5/1/2025
	18,040,572

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

7. Short-Term Notes Payable

As of September 30, 2021 and December 31, 2020, the Company had $482,258 and $228,227, respectively, in short-term notes payable for the financing of various insurance policies.

Products Liability Insurance

On March 10, 2019, the Company entered into a short-term note payable for $17,688 bearing interest at 5.69% per annum to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and are made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 14, 2020. The product liability insurance policy has been renewed in subsequent periods without premium financing.

Directors’ and Officers’ Insurance

On July 24, 2021, the Company entered into a short-term note payable for $600,169 bearing interest at 5.34% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2021 and are made evenly based on a straight-line amortization over a 10-month period with the final payment being due on May 24, 2022.

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

As a result of warrant exercises during the three months ended March 31, 2021, 2,472,573 warrants were exercised as follows: (i) 360,000 shares at an exercise price of $1.00 per share and (ii) 2,112,573 at an exercise price of $0.90 per share, and the Company paid $542,263 of additional consideration to the sole former shareholder of NTI and no warrants were exercised during the three-month period ended September 30, 2021. The additional consideration payment is included in research and development expenses.

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

NRC License

On July 26, 2021, the Company entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC grants to the Company a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on behalf of the Company to be used and sold, worldwide, by the Company.

As consideration for the grant of the license, the Company will pay to the NRC an annual (low five digits) license fee, with the initial portion of the fee covering the first three years of the license. Additionally, we will pay certain milestone payments (a) upon transfer of each Stable Cell listed in the Agreement and (b) with regard to each of the first three Products, (i) upon submission of the Investigational New Drug application (IND) related thereto, (ii) upon dosing the first patient in a Phase 1 or Phase 2 clinical trial, (iii) upon dosing the first patient in a Phase 3 clinical trial and (iv) upon first regulatory approval. Milestone payments range from the low five digits to high six digits. In addition, Oragenics will pay a low single-digit royalty to the NRC for the sale of Products, based on sales revenue, commencing after the first commercial sale.

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

The Lantibiotic ECC

On September 22, 2021, the Company and Eleszto Genetika, Inc. mutually terminated the amended and restated worldwide exclusive channel collaboration agreement dated March 1, 2021 (the “Lantibiotic ECC”) pursuant to which the Company was pursuing the development of OG716 as a lead product candidate for the treatment of C. diff.

As a result of the mutual termination of the Lantibiotic ECC, the Company will cease pre-clinical development of its product candidate OG716 and other compounds covered by the Lantibiotic ECC, all licenses provided pursuant to the Lantibiotic ECC between the parties were terminated and there are no continuing obligations between the parties, except as to confidentiality. The Company made no payments to EGI in connection with the mutual termination. Each party retained all right and title to their own respective intellectual property.

The Company will focus on its continuing independent research and development efforts relative to lantibiotics in order to identify new compounds to pursue.

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

Supplemental balance sheet information related to leases is as follows:

	September 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term In Years
Operating leases	2.71	3.46

Weighted Average Discount Rate
Operating leases	5.70%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2021	$53,059
2022	217,379
2023	169,656
2024	146,719
Total	$586,813
Less: Imputed interest	(47,433)
Present value of lease liabilities	$539,380

The cost component of operating leases is as follows:

	For the Nine Months Ended September 30, 2021	For The Nine Months Ended September 30, 2020
Operating lease cost	$171,040	$169,126
Short-term lease cost	1,159	1,839
Total lease cost	$172,199	$170,965

Supplemental cash flow information related to operating leases is as follows:

	For the Nine Months Ended September 30, 2021	For The Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$170,354	$169,264

9. Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2021, the Company issued 756,540 shares of common stock in connection with the exercise of stock options which generated gross proceeds of $363,140.

During the three months ended March 31, 2021, the Company issued an aggregate of 23,871,338 shares of common stock comprised of (i) 21,398,765 shares of common stock issued in connection with sales of its common stock under its ATM Program which generated gross proceeds of approximately $27.8 million, and (ii) 2,472,573 shares of common stock issued as the result of the exercise of certain outstanding warrants which generated gross proceeds of approximately $2.3 million.

The Company did not issue any shares of common stock pursuant to the ATM Program during the three months ended September 30, 2021

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

Our SARS-CoV-2 Vaccine Product Candidate— Terra CoV-2

Following our May 2020 acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are focused on the development and commercialization of a vaccine product candidate to provide long lasting immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In October of 2021, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 245 million and the number of deaths directly attributed to COVID-19 have exceeded 5 million. Pfizer/-BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna and Jansen vaccines are currently available in the United States under Emergency Use Authorizations by the FDA. We believe given the size of the worldwide pandemic that even with additional vaccines projected to be available in the months ahead, there will be demand for the Terra CoV-2 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our Terra CoV-2 vaccine holds the possibility of playing an important role in addressing this crisis.

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

The NIH’s preclinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonist) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with the SAS adjuvant completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-Investigational New Drug (“IND”) Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that will support the clinical development of the Terra CoV-2, vaccine.

We also anticipate that our Terra CoV-2 vaccine will provide long lasting protection from the SARS-CoV-2 virus including several variants with only one or two doses, with a more rapid immune response compared to vaccines developed without the inclusion of an adjuvant.

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

The Terra CoV-2 vaccine plus Biodextris’ intranasal mucosal adjuvants are being and will be studied in the preclinical animal studies, including hamster viral challenge studies, mouse immunogenicity studies and the rodent toxicology study required for regulatory approval prior to the initiation human testing. We believe the Terra CoV-2 vaccine is expected to permit cost effective storage and distribution at refrigerated temperatures, which should facilitate the distribution and thereby avoid challenges facing the two mRNA vaccines currently available in the U.S.

On July 26, 2021, we entered into a licensing agreement with the National Research Council of Canada (NRC) that will enable us to pursue the rapid development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The NRC technologies, in combination with the U.S. National Institutes of Health (NIH) elements found in our Terra CoV-2 vaccine, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, will expedite the evaluation of SARS-CoV-2 antigen candidates in preclinical and clinical studies.

We began preclinical studies in June of 2021 through our collaboration and material transfer agreement with the NRC. We initiated an immunogenicity study in mice to evaluate several adjuvant candidates. On August 30, 2021, we announced the successful completion of these mouse immunogenicity studies that supported further development using either the intramuscular or intranasal routes of administration. A hamster challenge study was initiated in September of 2020 to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration, the completion of which is expected at the end of November 2021. Through assessment of a variety of factors including evolving variants and available vaccines in use, we have determined to focus our development efforts on the intranasal delivery of our vaccine product candidate. As a result we now expect to have another pre-IND meeting with the FDA and to file an IND application with the FDA in the second quarter of 2022 and immediately upon receipt of approval from the FDA to commence a Phase 1 clinical study, the protocol for which is currently under development.

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

Our Antibiotic Product Candidate-ODC-x

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

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen, Inc (formerly known as Intrexon Corporation), ILH Holdings, Inc. (n/k/a Eleszto Genetika, Inc. (“EGI”), for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms.

In September of 2021, we and Eleszto Genetika, Inc., mutually terminated the amended and restated worldwide exclusive channel collaboration agreement dated March 1, 2021 (the “Lantibiotic ECC”) pursuant to which we were pursuing the development of OG716 as a lead product candidate for the treatment of C. diff. As a result of the mutual termination of the Lantibiotic ECC, we will cease pre-clinical development of our product candidate OG716 and other compounds covered by the Lantibiotic ECC, all licenses provided pursuant to the Lantibiotic ECC between the parties were terminated and there are no continuing obligations between the parties, except as to confidentiality. We made no payments to EGI in connection with the mutual termination. Each party retained all right and title to their own respective intellectual property. The termination of the Lantibiotic ECC was to enable us to focus on our continuing independent research and development efforts relative to lantibiotics in order to identify new compounds to pursue.

The timing of the filing of an IND regarding a lantibiotic candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to continue to advance our lantibiotics program to an IND filing based on the availability of both human and financial capital. Based upon the current funding we expect to continue to focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study.

We recently announced that we were awarded a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at Florida International University (FIU). The grant provides the Company with funding to develop novel lantibiotics for the treatment of ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter spp.).

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

Additionally, we are developing various lantibiotic candidates while also creating semi-synthetic lantibiotic analogs that may be effective against systemic gram (+) multidrug infections, and analogs that may be effective in treating gram (-) infections. We seek to protect our product candidates through patents and patent applications pursuant to the terms of our license agreements.

Product/Candidate	Description	Application	Status
Terra CoV-2	Vaccine candidate (recombinant protein antigen + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Antibiotics	A homolog of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Pre-clinical testing

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

In forward with pre- addition, in connection with the initiative to develop its vaccine, we also previously entered into a material transfer agreement with the NRC for SARS-CoV-2 trimeric spike protein Wuhan variant and SARS-CoV-2 trimeric spike protein South African variant to move clinical testing.

Termination of the Lantibiotic Exclusive Channel Collaboration Agreement. On September 22 2021, the Company and Eleszto Genetika, Inc., mutually terminated the amended and restated worldwide exclusive channel collaboration agreement dated March 1, 2021 (the “Lantibiotic ECC”) pursuant to which the Company was pursuing the development of OG716 as a lead product candidate for the treatment of C. diff. As a result of the mutual termination of the Lantibiotic ECC, the Company will cease pre-clinical development of its product candidate OG716 and other compounds covered by the Lantibiotic ECC, all licenses provided pursuant to the Lantibiotic ECC between the parties were terminated and there are no continuing obligations between the parties, except as to confidentiality. The Company made no payments to EGI in connection with the mutual termination. Each party retained all right and title to their own respective intellectual property. The termination of the Lantibiotic ECC was to enable Oragenics to focus on its continuing independent research and development efforts relative to lantibiotics in order to identify new compounds to pursue.

Received National Institute of General Medical Sciences Grant. We recently announced that the Company was awarded a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at Florida International University (FIU). The grant provides the Company with funding to develop novel lantibiotics for the treatment of ESKAPE pathogens (Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter spp.).

Adjournment of Annual Shareholder Meeting. On June 30, 2021, the Company adjourned its annual meeting of shareholders due to lack of a quorum to conduct the annual meeting. The meeting was adjourned to attempt to achieve a quorum. On August 23, 2021, the Company adjourned its reconvened annual meeting of shareholder due to a lack of quorum to conduct the annual meeting. The Company has set a new annual meeting date of November 22, 2021, and a new record date of October 1, 2021.

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

To date, we and our development partners, have been able to conduct ordinary operations at or near normal levels and do not currently anticipate any interruptions for the foreseeable future. However, there could be additional repercussions for our operations, particularly for the initial development of our Terra Cov2 product candidate, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, the broad emergency use authorization of vaccines, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our license agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that assist with the conduct of our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred.

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities and (iii) manufacturing process development and analytical testing procedure development. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities and related personnel costs, and other costs such as rent, utilities, depreciation and stock-based compensation. Nonclinical research and development costs consist of our research activities, nonclinical studies, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with the development of our product candidates. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the nonclinical and clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $9,275,800 and $18,755,013 for the nine months ended September 30, 2021 and 2020, respectively.

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

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our NIH license and NRC license and our lantibiotic development as to the planning and timing of our research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of the development of our vaccine product candidate and as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Research and Development. Research and development expenses were $3,547,321 for the three months ended September 30, 2021 compared to $3,498,361 for the three months ended September 30, 2020, an increase of $48,960 or 1.4%. This increase was primarily due to an increase in costs associated with the Terra CoV-2 vaccine program of $2,658,423. This increase was substantially offset by decreases in costs associated with our clinical trial work related to our oral mucositis product candidate, consideration relating to the acquisition of Noachis Terra, Inc., costs associated with our lantibiotic development program, salaries and stock-based compensation costs of $1,331,968, $1,220,780, $32,590, $28,121, and $7,637, respectively.

General and Administrative. General and administrative expenses were $847,134 for the three months ended September 30, 2021 compared to $1,010,006 for three months ended September 30, 2020, a decrease of $162,872 or 16.1%. This decrease was primarily due to decreases in salaries, filing and registration fees, non-employee stock-based compensation, and employee stock-based compensation costs of $104,152, $84,308, $68,889, and $17,659. This decrease was partially offset by increases in costs associated with board fees, and insurance costs of $58,667 and $41,024, respectively.

Other Income. Other income, net was $10,709 for the three months ended September 30, 2021 compared to $11,807 for the three months ended September 30, 2020, resulting in a net change of $1,098. The net change was primarily attributable to a decrease in interest income of $1,468 which was partially offset by an increase in interest expense of $3,167.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Research and Development. Research and development expenses were $9,275,800 for the nine months ended September 30, 2021 compared to $18,755,013 for the nine months ended September 30, 2020, a decrease of $9,479,213 or 50.5%. This decrease was primarily due to decreases in costs associated with the acquisition of Noachis Terra, Inc., clinical trial work related to our oral mucositis product candidate under our ECC, contingent consideration payments, costs associated with our lantibiotic ECC, employee stock-based compensation, bonus costs, and salary of $9,955,699, $5,227,634, $678,527, $203,087, $75,797, $36,000, and $25,188, respectively. These decreases were partially offset by increases in costs associated with the TerraCoV2 vaccine program $6,782,738.

General and Administrative. General and administrative expenses were $4,194,103 for the nine months ended September 30, 2021 compared to $3,337,422 for nine months ended September 30, 2020, an increase of $856,681 or 25.7%. This increase was primarily due to increases in costs associated with non-employee stock-based compensation costs, board costs, insurance, filing and registration fees, and salary costs of $520,572, $172,875, $166,810, $151,621, and $75,026, respectively. This increase was partially offset by a decrease in employee stock-based compensation costs of $206,313.

Other Income. Other income, net was $50,865 for the nine months ended September 30, 2021 compared to $70,819 for the nine months ended September 30, 2020, resulting in a net change of $19,954. The net change was primarily attributable to a decrease in interest income of $15,255 and an increase in interest expense of $4,176.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2021and September 30, 2020 our operating activities used cash of $11,585,787, and $13,321,283, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $28,339,775 and $16,640,534 at September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021 and September 30, 2020, our investing activities used cash of $24,123 and $-0-, respectively.

During the nine months ended September 30, 2021 and September 30, 2020, our financing activities provided cash of $23,919,227 and $5,096,902 respectively. The cash provided by financing activities during the nine months ended September 30, 2021 and September 30, 2020, was primarily due to the sales of common stock, the exercise of warrants, which were offset by the redemption of the Series C Preferred stock and payments on short term notes payable.

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

ATM Program

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. We did not issue any shares of common stock under our ATM Program during the three months ended September 30, 2021 Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

Products Liability Insurance

On March 10, 2019, we entered into a short-term note payable for $17,688 bearing interest at 5.69% to finance the product liability insurance. Principal and interest payments on this note began April 10, 2019 and were made evenly based on a straight-line amortization over an 11-month period with the final payment being made on February 14, 2020.

Directors’ and Officers’ Insurance

On July 24, 2021, we entered into a short-term note payable for $600,169 bearing interest at 5.34% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2021 and are made evenly based on a straight-line amortization over a 10-month period with the final payment being due on May 24, 2022.

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

Future Capital Requirements

Our capital requirements for the remainder of 2021 and for 2022 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents, provide us with limited liquidity. We believe our existing cash equivalents and cash will allow us to fund our operating plan into the third quarter of 2022. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

For example, as we seek to move forward with the development of Terra CoV2 vaccine candidate and our other product candidates, we will require additional capital. In addition, we continue to pursue other COVID-19 research and development funding opportunities through governmental and nongovernmental sources, as well as potential research collaboration arrangements with academic institutions and other commercial partners. Our ability to advance the development of our Terra CoV2 vaccine candidate at our anticipated pace, in accordance with our NIAID License and NRC License, will be dependent upon our ability to secure additional capital resources through these funding opportunities or an alternative capital raise, such as an equity or debt financing or other strategic business collaboration. Moreover, the global impact of COVID-19 could further impact our need for additional capital if we experience delays in our anticipated timelines or the achievement of milestones.

Because of the numerous risks and uncertainties associated with research, development and clinical testing of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conduct preclinical research for our Terra CoV-2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	our ability to advance our lantibiotic development;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amounts of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal areas of estimation reflected in the consolidated financial statements are stock-based compensation and valuation of warrants. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2021.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and nine months ended September 30, 2021 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $13.4 million and $22.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and approximately $26.4 million and $15.6 million for the years ended December 31, 2020, and 2019, respectively. As of September 30, 2021, our accumulated deficit was approximately $169.0 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our Terra CoV2 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics will continue to increase the level of our overall expenses significantly going forward. Additionally, our NAIAD and NRC licenses also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of September 30, 2021, will be sufficient to fund our operations as presently structured into the third quarter of 2022. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct preclinical research for our Terra CoV2 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;
●	expand our clinical laboratory operations and conduct further research and development on lantibiotics;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the current and continued microeconomic impact of the COVID-19 pandemic on our ability, the ability of our third-party contractors and suppliers to meet our development needs, and the ability of government regulators to conduct ordinary business operations in a timely and efficient manner, as well as the pandemic’s broader, macroeconomic impact on the U.S., foreign and global economic markets;

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

Additional capital, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates and/or forego licensing attractive business opportunities.

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American conditions for continued listing. One of the requirements for continued listing on the NYSE American, is the requirement that each issuer listing common stock or voting preferred stock, and/or their equivalents, to hold an annual meeting of shareholders no later than one year after the end of the issuer’s fiscal year. The Company’s annual meeting of shareholders, scheduled for June 30, 2021, at 9:00 a.m. was convened and adjourned, without any business being conducted, due to lack of the required quorum. On August 23, 2021, the Company adjourned its reconvened annual meeting of shareholder due to a lack of quorum to conduct the annua meeting. The Company has set a new annual meeting date of November 22, 2021, and a new record date of October 1, 2021.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

Exhibit		Incorporated by Reference			Filing	Filed
number	Exhibit description	Form	File no.	Exhibit	date	herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Oragenics, Inc. Certificate of Designation and Rights of Series D Convertible Preferred Stock	8-K	001-32188	3.1	7/17/18

3.5	Bylaws	SB-2	333-100568	3.2	10/16/02

3.6	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.7	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

10.0	National Research Council Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021)*					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

* Confidential treatment has been asserted as to certain portions of this exhibit pursuant to Rule 406 of the Securities act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 19344, as amended.

EXHIBIT INDEX

* Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2021.

ORAGENICS, INC.

BY:	/s/ Michael Sullivan
Interim Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

