Form 10-K
period 2021-12-31
ORAGENICS INC
filed 2022-03-24
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Registrant’s Telephone Number, Including Area Code)

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $80,959,901 computed based upon a last sales price of $0.71 as reported by the NYSE American as of June 30, 2021.

As of March 8, 2022, there were 116,394,806 shares of the registrant’s Common stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenues or achieve profitability;

●	We will need to raise additional capital to fully implement our business strategy and we may not be able to do so;

●	Our financial capacity and performance, including our ability to obtain funding, non-dilutive or otherwise, necessary to do the research, development, manufacture and commercialization of any one or all of our product candidates;

●	The timing, progress and results of clinical trials of our product candidates, including statements regarding the timing of initiation and completion of pre-clinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	The timing of any submission of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;

●	Our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates including as to distribution and storage;

●	Our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

●	Our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and those of our contractual partners;

●	Our expectations regarding the scope of any approved indications for our product candidates;

●	Our ability to successfully commercialize our product candidates;

●	The potential benefits of, and our ability to maintain, our relationships and collaborations with the NIAID, the NIH, the NRC and other potential collaboration or strategic relationships;

●	Our ability to use our lantibiotic platform to develop future product candidates;

ii

●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding, including any application for future grants or funding;

●	Our ability to identify, recruit and retain key personnel and consultants;

●	Our ability to obtain, retain, protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

●	Our ability to advance the development of our new NT-CoV2-1 vaccine product candidate under the timelines and in accord with the milestones projected;

●	Our inability to achieve success in our identification of lantibiotic homologs or the manufacture and nonclinical testing of our lantibiotic product candidates;

●	Our need to comply with extensive and costly regulation by worldwide health authorities, who must approve our product candidates prior to substantial research and development and could restrict or delay the future commercialization of certain of our product candidates;

●	Our ability to successfully complete pre-clinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

●	The safety, efficacy and benefits of our product candidates;

●	The content and timing of submissions to and decisions made by the FDA, other regulatory agencies and nongovernmental bodies and actors, such as investigational review boards;

●	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;

●	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control;

●	Our ability to maintain our listing on the NYSE American;

●	The impact of the COVID-19 pandemic on our financial condition and business operations and our ability to continue research and development for existing product candidates on previously-projected timelines or in accord with ordinary practices, as well as the broader governmental, global health and macro- and microeconomic responses to and consequences of the pandemic;

●	We may be adversely impacted by any significant broad-based financial crises and its impact on consumers, retailers and equity and debt markets as well as our inability to obtain required additional funding to conduct our business;

●	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources;

●	Our competitive position and the development of and projections relating to our competitors or our industry; and

●	The impact of laws and regulations, including those that may not yet exist.

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

Overview

Oragenics, Inc. is a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms. Its lead product is an intranasal immunization vaccine candidate to prevent COVID-19 and variants of the SARS-CoV-2 virus. The NT-CoV2-1 program leverages coronavirus spike protein research licensed from the National Institute of Health and the National Research Council of Canada with a focus on reducing viral transmission and offering a more patient-friendly intranasal administration. Our lantibiotics program features a novel class of antibiotics against bacteria that have developed resistance to commercial antibiotics.

Our SARS-CoV-2 Vaccine Product Candidate— NT-CoV2-1

Following our May 2020 acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are focused on the development and commercialization of a vaccine product candidate to provide long lasting immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2. Since the acquisition we have conducted testing in animal models, including SARS-CoV-2 challenge studies in hamsters, using specific formulations for intramuscular administration (our Terra CoV-2 vaccine candidate) and intranasal administration (our NT-CoV2-1 vaccine candidate), both based on the NIAID pre-fusion stabilized spike protein antigens. Following consideration of a number of factors, including but not limited to the competitive landscape, we determined to bring the intranasal vaccine candidate NT-CoV2-1 into further development due to the greater differentiation versus current COVID-19 vaccines and the potential benefits of intranasal over intramuscular administration. We believe these benefits could include a higher reduction of transmission of SARS-CoV-2 and would offer a needle-free delivery option. We therefore are currently focusing our development efforts on our more highly differentiated NT-CoV2-1 vaccine candidate.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In late January of 2022, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 365 million and the number of deaths directly attributed to COVID-19 have exceeded 5.6 million. Pfizer/-BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. We believe given the size of the worldwide pandemic that even with additional vaccines projected to be available in the months ahead, there will be demand for the highly differentiated NT-CoV2-1 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this crisis.

Coronaviruses, such as SARS-CoV-2, possess signature protein spikes on their outer capsule. The NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating pre-clinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen has successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and is currently developing both the analytical tests and identifying preliminary cell line growth conditions to optimize the spike protein titers. Currently, “mini-pool” production and analytical development is underway. The process to transfer to full-scale manufacture has begun.

The NIH’s pre-clinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonist) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with the SAA adjuvant completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-Investigational New Drug (“IND”) Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that would support the clinical development of the Terra CoV-2 vaccine. Due to our focus on our intranasal vaccine product we expect to meet with the FDA in connection with our IND filing.

We also entered into a material transfer agreement with Biodextris Inc. for the use of three intranasal mucosal adjuvants in our Terra CoV-2 and NT-CoV2-1 vaccine candidates. BDX100, BDX300 and BDX301 are proteosome-based adjuvants comprised of proteins and lipopolysaccharides with improved attributes including enhanced immune response, manufacturing efficiency and the benefits of intranasal vaccine administration. The agreement allows for the future collaboration regarding the intranasal delivery of vaccine during clinical development with the opportunity to enter into a commercial agreement upon regulatory approval of the intranasal vaccine.

The NT-CoV2-1 vaccine containing Inspirevax’s intranasal mucosal adjuvant BDX301 has been studied in pre-clinical animal studies, including hamster viral challenge studies and mouse immunogenicity studies. A rabbit toxicology study has been initiated and is required for regulatory approval prior to the Phase 1 clinical study. We believe the NT-CoV2-1 vaccine has the potential to lead to a higher reduction of transmission of SARS-CoV-2 and offers a needle-free delivery option. This vaccine could also permit cost effective storage and distribution at refrigerated temperatures, which should facilitate distribution.

On July 26, 2021, we entered into a licensing agreement with the NRC that enables us to pursue the rapid development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The license was subsequently extended to include the Omicron variant. In addition, we broadened the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof. The NRC technologies, in combination with the U.S. NIH elements found in our NT-CoV2-1 vaccine candidates, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, are expected to expedite the evaluation of SARS-CoV-2 antigen candidates in pre-clinical and clinical studies.

We began pre-clinical studies in June of 2021 through our collaboration and material transfer agreement with the NRC. We initiated an immunogenicity study in mice to evaluate several adjuvant candidates. On August 30, 2021, we announced the successful completion of these mouse immunogenicity studies that supported further development using either the intramuscular or intranasal routes of administration. A hamster challenge study was initiated in September of 2021 to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration. In December of 2021, we announced that both formulations generated robust immune responses and reduced the SARS-CoV-2 viral loads to undetectable levels in the nasal passages and lungs five days following a viral challenge. By contrast, hamsters in the control groups that had received saline or adjuvants alone had no detectable immune response and substantial viral loads. The vaccines delivered by intranasal and intramuscular routes generated immune responses as measured by multiple assays.

Through assessment of a variety of factors including evolving variants and available vaccines in use, we have determined to focus our development efforts on the intranasal delivery of our vaccine product candidate, NT-CoV2-1, which is more highly differentiated than the currently available and late-stage COVID-19 vaccines. As a result, we expect to file an IND application with the FDA in the third quarter of 2022 and immediately upon receipt of approval from the FDA to commence a Phase 1 clinical study with NT-CoV2-1, the protocol for which is currently under development.

We expect to use our currently available cash resources to continue to advance the development of NT-CoV2-1 through IND-enabling studies, including immunogenicity, viral challenge studies, toxicology studies, and the Phase 1 trial with further clinical development being contingent upon the receipt of additional funding, including non-dilutive government grant funding which we continue to pursue or partnering or out-licensing opportunities.

Our Antibiotic Product Candidate-Oragenics Derived Compound (ODC-x)

Members of our scientific team discovered that a certain bacterial strain of Streptococcus mutans, produces Mutacin 1140 (MU1140), a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Over 60 lantibiotics have been discovered, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

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

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen, Inc (formerly known as Intrexon Corporation), ILH Holdings, Inc. (n/k/a Eleszto Genetika, Inc. (“EGI”), for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. In September of 2021, we and EGI, mutually terminated the amended and restated worldwide exclusive channel collaboration agreement dated March 1, 2021 (the “Lantibiotic ECC”) pursuant to which we were pursuing the development of OG716 as a lead product candidate for the treatment of C. diff. As a result of the mutual termination of the Lantibiotic ECC, we ceased pre-clinical development of our product candidate OG716 and other compounds covered by the Lantibiotic ECC, all licenses provided pursuant to the Lantibiotic ECC between the parties were terminated and there are no continuing obligations between the parties, except as to confidentiality. We made no payments to EGI in connection with the mutual termination. Each party retained all right and title to their own respective intellectual property. The termination of the Lantibiotic ECC was to enable us to focus on our continuing independent research and development efforts relative to lantibiotics in order to identify new compounds to pursue.

The timing of the filing of an IND regarding any future lantibiotic candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to continue to advance our lantibiotics program to an IND filing based on the availability of both human and financial capital. Based upon the current funding we expect to continue to focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study.

We recently announced that we were awarded a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at Florida International University (FIU). The grant provides the Company with funding to develop novel lantibiotics for the treatment of ESKAPE pathogens (defined as Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter spp.).

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 and NT-CoV2-1 vaccine product candidate. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2.

Additionally, we are developing semi-synthetic lantibiotic analogs that may be effective against systemic Gram-positive multidrug infections, and analogs that may be effective in treating Gram negative infections. We seek to protect our product candidates through patents and patent applications.

Product/Candidate	Description	Application	Status
NT-CoV2-1 Terra CoV-2

Intranasal vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2

Intramuscular vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2

		Broad, community-based vaccine immunity against SARS-CoV-2 Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical Pre-clinical

Antibiotics	Semi-synthetic analogs of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Pre-clinical

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. The large majority of product candidates do not make it past all clinical trials which forces companies to look externally for innovation.

Accordingly, we expect from, time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business as well as new and separate from the development of our existing product candidates due to the experience we are acquiring.

Our SARS-CoV-2 Vaccine Product Candidate-NT-CoV2-1

Market Opportunity

The worldwide revenues for the Pfizer and Moderna mRNA COVID-19 vaccines in 2021 were $37 billion and $18 billion, respectively. Pfizer projects revenues of $32 billion and Moderna projects $22 billion for their COVID-19 vaccines in 2022. In late January of 2022, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 356,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 5,610,000.

The overall disease burden has continued to increase in the US despite 88% of those 65 years of older being fully vaccinated and 68% of those 5 years of age or older. The current vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals but the transmission levels even in vaccinated individuals has allowed the SARS-CoV-2 variants to continue to circulate, especially the Omicron variant since it emerged in late 2021. We believe an intranasally administered COVID-19 vaccine has the potential to reduce transmission more effectively than intramuscularly administered vaccines because the intranasal vaccine could induce mucosal immunity in the nose and throat, which are the early entry points for SARS-CoV-2. Label expansions to include children down to five years of age have already been implemented and Pfizer/BioNTech are submitting data to the FDA requesting use in those 6 months of age or older. The inclusion of COVID-19 vaccines in the routine childhood immunization schedule may be anticipated assuming COVID-19 enters an endemic phase. Intranasal COVID-19 vaccines could play an important role in routine pediatric immunization since they create less anxiety in needle-phobic children and can more easily fit into an increasingly crowded schedule of injected vaccines.

COVID-19 disease epidemiology is closely monitored and as such recommendations as to vaccinations and treatments have been evolving accordingly. The identification of new COVID-19 variants including Delta and Omicron, and the spread of such variants have altered the dynamics of disease spread and led to the requirement of booster shots in the US and other countries to help facilitate control of the newer viral strains.

Our Strategy

We seek to develop NT-CoV2-1 vaccine candidate to the point of entering into a licensing deal or strategic partnership. In connection with the development of our NT-CoV2-1 vaccine candidate we expect to focus on differentiation of our vaccine product candidate by using intranasal administration, which none of the currently available intramuscular vaccines can offer. We believe that development of a vaccine that has differentiated attributes to those currently being used will be beneficial in helping to control the SARS–CoV-2 pandemic. We anticipate that the main use of NT-CoV2-1 will be as a booster dose for those already vaccinated with a different COVID -19 vaccine, since the vaccination coverage rates in developed countries is already very high. A potential longer-term objective would be to offer NT-CoV2-1 as an intranasal vaccine for the primary immunization of infants or children in the routine childhood immunization schedule.

Should the current COVID-19 pandemic be brought under control quickly and thereby potentially impact our efforts to commercialize our NT-CoV2-1 as a vaccine candidate, we believe we could identify and pursue other vaccines to develop that are capable of preventing new infectious disease threats.

Regulatory

We held a pre- IND meeting with the FDA on our Terra CoV-2 vaccine candidate. The broad support for our approach by the FDA included a number of activities, including: (i) use of the Research Cell Bank in the early manufacturing process development; (ii) Use of early pilot batch manufacture under Good Manufacturing Processes (GMP) for the anticipated Phase 1 clinical trials; and, (iii) submission of draft toxicology reports during IND filing. We have conducted the pre-clinical studies including the Syrian Hamster virus challenge study, the mouse immunogenicity study with positive results for both the intramuscular formulation (Terra CoV-2) and the intranasal formulation (NT-CoV2-1). Due to the potential for greater differentiation with the intranasal vaccine NT-Cov2-1, we are moving that candidate forward into a rabbit toxicology study. Data from the hamster and mouse studies and the rabbit toxicology study will be submitted as part of the IND filing prior to initiation of the Phase 1 human clinical trial for NT-CoV2-1.

Manufacturing

The creation of a stable pool Master Cell Bank is complete and GMP manufacturing of the bulk drug substance has been completed by our Phase 1 biologics contract development and manufacturing organization, Biodextris, Inc. Creation of the clonal Research Cell Bank, required for later stage manufacturing, is completed and will be followed by manufacturing of the clonal Master Cell Bank prior to Phase 2 GMP manufacturing. We use third-party suppliers for the development of our vaccine product candidate, including with respect to the manufacturing of our vaccine candidate for use in pre-clinical studies and expected clinical trials. We enter into agreements with these third-party suppliers as part of, and in connection with, our product development plans and timing. In order to have sufficient product available for anticipated future clinical trials we need to enter into agreements with GMP certified manufactures that have the capability and capacity to meet our expected product needs and timing in advance of when our actual needs will arise in order for us to be positioned to continue development without delays due to the manufacturing process and capabilities of qualified manufacturers.

In March 2022 we entered into an agreement with KBI Biopharma, Inc. for the process transfer, process optimization and cGMP manufacturing of our vaccine candidate in anticipation of a future Phase 2 clinical trial. This agreement obligates us to make certain payments to KBI in connection with the manufacture of our vaccine product candidate based upon our current expected timing. If the timing of our current development plans changes, we could be required to make additional payments to KBI associated with such delays and/or associated with the cancellation of the agreement without achieving the benefits anticipated from the agreement. Additionally, a fill/finish, packaging and labeling company has been identified to support the Phase 1 program and is scheduled for GMP manufacturing of clinical material in 2Q22.

Homologs of MU1140 and Other Lantibiotics

In the course of research and development, MU1140 was found to be a potent antibiotic that is naturally produced by the parent of the SMaRT strain. MU1140 shows antibacterial activity against all Gram-positive bacteria against which it has been tested, including those responsible for a variety of multi-drug resistant organisms and healthcare-associated infections, or HAIs.

We intend to develop lantibiotics, a novel class of antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans, focusing on infections caused by the most dangerous bacteria identified by the WHO and CDC priority list. Antibiotic resistance is spurred by overuse and misuse of antibiotics and worsened by the lack of scientific innovation. The timing of the filing of an IND regarding homologs of MU1140 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to continue to advance our lantibiotics program to an IND filing based on the availability of both human and financial capital. Based upon the current funding we expect to continue to focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study. In addition, we have undertaken research programs to expand our capabilities to improve the physical chemical characteristics (i.e., solubility and stability) of lantibiotics for use to treat systemic Gram-positive infections and also exploring lantibiotics that may be efficient against Gram negative bacteria.

Market Opportunity

Many Gram-positive related HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the most recent Centers for Disease Control and Prevention, (CDC) report on Antibiotic Resistance Threats in the US (2019), the number of people facing antibiotic resistance in the United States is too high. More than 2.8 million antibiotic-resistant infections occur in the United States each year, and more than 35,000 people die as a result. In addition, nearly 223,900 people in the United States required hospital care for C. difficile and at least 12,800 people died in 2017.

Antimicrobial resistance is one of the greatest threats to global health. Without innovation, we risk falling into a post-antimicrobial era in which minor infections will become life threatening, and routine medical procedures will be nearly impossible to perform. The World Health Organization predicts that by 2050, antimicrobial resistance could cause 10 million deaths each year, surpassing the projected number of deaths due to cancer. Notably, antimicrobials have a prominent role in the treatment of secondary bacterial infection complications of viral respiratory infections, such as the novel coronavirus.

The literature review findings indicate that the cost of AMR across the globe is extremely high. The CDC estimated that the cost of antimicrobial resistance is $55 billion every year in the United States, $20 billion for health care and about $35 billion for loss of productivity. Recent research by the World Bank indicates that antimicrobial resistance would elevate the rate of poverty and impact low-income countries compared to the rest of the world. Studies show that annual global GDP could decrease by approximately 1% and there would be a 5–7% loss in developing countries by 2050. This percentage ultimately translates into $100-210 trillion.

The need for novel antibiotics is increasing but unfortunately, the worldwide rise of bacterial pathogens resistant to antibacterial agents cannot be counteracted by the current low development pace of therapeutics with new mode(s) of action. While there are nearly 4,000 immuno-oncology agents in development, only about 30–40 new antibacterial compounds are currently in the clinical trial phases of development, and, notably, those candidates targeting World Health Organization (WHO) priority pathogens are derivatives of existing classes. Less than 25% of current drugs in the clinical development pipeline represent a novel class or act through a novel mechanism, and none of these are potentially active against Gram-negative ESKAPE or WHO critical threat pathogens. Only a small fraction of the antibiotics approved over the past 40 years represents new compound classes, while the majority were derived from already known chemical structures, and the most recent new class of antibiotics was discovered during the 1980s. According to Nature.com, no new class of Gram-negative antibiotics has been launched for more than 50 years.

Lantibiotics such as MU1140 are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Over 60 lantibiotics have been discovered since the first lantibiotic, nisin, was discovered. Lantibiotics are generally known to be potent antibiotic agents; however, attempts to investigate their clinical usefulness have generally met with failure due to the inability to produce sufficient pure amounts of any of these molecules to be able to test them as a therapeutic agent for the treatment of infectious diseases. Standard fermentation methods, such as those used to make a variety of other antibiotics, have historically resulted in the production of only minute amounts of the lantibiotic.

Our Solution

To develop homologs of MU1140 and, engineered in parallel, high producing strains to the point of partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram-positive bacteria, including MRSA, VRE, and C. difficile.

To develop homologs of MU1140 paired with high producing strains to the point of partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram-positive bacteria, including MRSA, VRE, C. diff, Mycobacterium tuberculosis and Bacillus anthracis.

Our Strategy

We are developing and testing recombinantly derived homologs of the native MU1140 molecule and its chemical derivative with improved therapeutic profiles and physical-chemical characteristics. The data generated over the past few years enabled us to engineer hundreds of homologs of MU1140, and select those homolog candidates with improved profiles, including homologs of higher activity and stability, lower toxicity and with a scalable manufacturability. The best homolog candidates were further developed internally and through the use of several Contract Research Organizations (“CROs”). We believe that this strategy represented the best and most efficient path to produce sufficient quantities of MU1140 homologs, to support continued research, selection of a lead candidate, nonclinical studies, clinical studies and ultimately commercialization. We intend to continue to follow this proven discovery path to identify novel MU1140 derivatives to treat other multi-drug resistant infections and HAIs.

Regulatory Status

We have performed nonclinical testing on MU1140 and several of its homologs, which has demonstrated the molecule’s novel mechanism of action. We expect to continue our research and pre-clinical development activities on derivatives of MU1140 subject to the availability of adequate financing as we move towards the filing of an IND.

Manufacturing

While we have been able to produce a significant increase in the fermentation titer of homologs of MU1140, we continue to work to improve on the manufacturing through collaborations with fermentation and purification experts and third party CROs. We will need to further optimize and scale up the production/purification scheme internally and through third party vendors. The need to examine many new homologs of MU1140 has resulted in the need to reproduce the fermentation and purification steps on each individual homolog candidate being studied. Each homolog requires different optimizations for both the fermentation, purification and chemical derivatization steps and in some cases requires a new approach. As such, our work on the research and development of new lantibiotic homologs using genetically modified bacteria continues. We believe these developments represent progress toward our goal of commercial production of sufficient quantities of our MU1140 homologs and deliver a step in validating the lantibiotics platform targeting infectious diseases.

We are working with a third-party manufacturer to produce additional quantities of designated homologs, based upon the developments achieved from our work with our outside contractors. The production of additional quantities of designated homologs, that are needed for the consummation and pursuit of our nonclinical testing activities supporting the IND filing, are ongoing. We will continue to explore improved methods of manufacturing and synthesis to improve our yields and ultimately, potentially reduce our cost of manufacture.

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

Under the terms of the License Agreement, the NIAID is entitled to receive a non-creditable, nonrefundable upfront license issue royalty (which has already been paid), as well as reimbursement for our pro rata share of the NIAID’s past and future patent prosecution-related expenses. Additionally, the NIAID is entitled to receive nonrefundable minimum annual royalties, which increase each year after the first commercial sale of any Licensed Products or the practice of any Licensed Processes, as well as benchmark royalties following our completion of certain commercial development and sales-related benchmarks. The NIH is entitled to receive earned royalties on the annual net sales of Licensed Products and the practice of any Licensed Processes (subject to certain reductions), at certain low- to mid-single digit royalty rates, which rates vary based on the total amount of annual net sales and the geographic market in which those sales occur. We must provide regular written reports to the NIAID on the development status of and royalty payments relating to the Licensed Products and the Licensed Processes.

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

Our NRC License Agreement

On July 26, 2021, we entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC granted us a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on our behalf to be used and sold, worldwide, by us. The License Agreement was subsequently amended to include the Delta and Omicron variants. In addition, we subsequently amended the License Agreement to broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof.

As consideration for the grant of the license, we will pay to the NRC an annual (low five digits) license fee, with the initial portion of the fee covering the first three years of the license. Additionally, we will pay certain milestone payments (a) upon transfer of each Stable Cell listed in the Agreement and (b) with regard to each of the first three Products, (i) upon submission of the IND application related thereto, (ii) upon dosing the first patient in a Phase 1 or Phase 2 clinical trial, (iii) upon dosing the first patient in a Phase 3 clinical trial and (iv) upon first regulatory approval. Milestone payments range from the low five digits to high six digits. In addition, Oragenics will pay a low single-digit royalty to the NRC for the sale of Products, based on sales revenue, commencing after the first commercial sale.

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

Unless terminated earlier, the License Agreement will terminate twenty (20) years from the effective date of the License Agreement. Either party may terminate the License Agreement, by giving written notice to the other party, if the other party defaults or is in breach of the License Agreement, provided that if the defaulting party cures the breach within 60 days after the notice is given, the License Agreement shall continue in full force and effect. The NRC may terminate the License Agreement if we become bankrupt, or insolvent, or has a receiver appointed to continue its operations, or passes a resolution for winding up. The License Agreement contains customary confidentiality obligations.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves the following steps before a biological product or new drug may be marketed in the United States:

●	pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;

●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may commence;

●	performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication according to Good Clinical Practices;

●	submission of an NDA or Biologics License Application (“BLA”) to the FDA for review;

●	random inspections of clinical sites to ensure validity of clinical safety and efficacy data;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;

●	FDA approval of the NDA or BLA; and

●	payment of user and establishment fees, if applicable.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or the BLA must include the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $2,875,842 for fiscal year 2021. These fees typically increase annually.

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

Emergency Use Authorization

The FDA also has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Emergency Use Authorizations granted by the FDA would permit a drug candidate to be able to be distributed under the conditions set forth in the Emergency Use Authorization prior to FDA approval. Due to the global COVID-19 pandemic, certain of our competitors have sought and obtained EUA from the FDA for their COVID-19 vaccines. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorizations.

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

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicants can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain pre-clinical or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

●	pre-clinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;

●	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;

●	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;

●	submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

●	satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced current cGMP;

●	potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and

●	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

Pre-clinical Studies

Pre-clinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animal studies, in order to assess the potential safety and efficacy of the product. The conduct of the pre-clinical tests and formulation of the compounds for testing must comply with the relevant EU regulations and requirements. The results of the pre-clinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA.

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

Regulatory Data Protection

EU legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, pre-clinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of ten years of orphan market exclusivity. Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs, pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

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

NT-CoV2-1 Vaccine

The COVID-19 vaccine market is intensely competitive, characterized by rapid technological progress. The SARS-CoV-2 pandemic is also evolving rapidly with the generation of new virus variants including Delta and Omicron that impact vaccine efficacy. This creates a changing competitive landscape for the Terra CoV-2 and NT-CoV2-1 vaccine candidates. We compete with worldwide research-based biopharmaceutical companies and smaller companies that manufacture and sell products that treat diseases or indications similar to those treated by our vaccine candidate. In December 2020, Pfizer and Moderna both received EUA to begin distributing their vaccines. Pfizer received full FDA approval in August 2021 and Moderna in January 2022. The combined market shares of these two mRNA vaccines are 96% in the US and 89% in the EU. Johnson & Johnson has developed a single dose vaccine and received an EUA in the US in February 2021. In early February 2022, the WHO listed 10 vaccines approved for use, including those from Oxford/Astra Zeneca, Novavax, the Serum Institute of India, Bharat Biotech, Sinopharma (Beijing) and Sinovac as well as those from Pfizer, Moderna and Janssen.

According to the WHO, there are 172 vaccines currently in clinical development, of which 65 are currently in Phase 3 clinical trials, and there are currently 194 vaccines which are in the pre-clinical development phase. There are just 7 vaccines in active clinical development that contemplate use of intranasal administration. Our intranasal NT-CoV2-1 vaccine candidate is in pre-clinical development.

Additionally, several companies are working on antiviral drugs, some of which are already in use against other illnesses, to treat people who have COVID-19. The FDA has also issued EUAs for several other treatments, including antivirals, monoclonal antibodies, convalescent plasma therapy, a drug used to sedate people placed on a ventilator, and drugs for people undergoing a type of blood purification known as continuous renal replacement therapy. To the extent these drug treatments are effective there can reduce demand for vaccines against the disease and the potential market for our vaccine product candidate.

Our vaccine development will depend on our ability to identify key points of product differentiation relative to our competitors and conduct pre-clinical testing and file an IND followed by proceeding to a Phase 1 clinical trial. If the Phase 1 trial results support further development, a Phase 2 clinical trial may be initiated and/or a partnership to advance further development may be sought. The competition we face with the development of our vaccines is extensive and could adversely affect us in many ways including the increased numbers of vaccines currently being administered under emergency use authorizations, supplies of raw materials including adjuvants for clinical testing, timing of manufacturers to make our vaccine for testing, available government funding and other funding through partnerships.

MU1140 Homologs and Other Lantibiotics

MU1140 will likely compete directly with antibiotic drugs such as vancomycin and newer drugs, including Cubicin® (daptomycin) and Zyvox ® (linezolid). Given the growing resistance of target pathogens to even new antibiotics, we believe that there is ample room in the marketplace for additional antibiotics. Many of our competitors are taking approaches to drug development differing from our approach, including using traditional screening of natural products; genomics to identify new targets, and combinatorial chemistry to generate new chemical structures. Competition in the pharmaceutical industry is based on drug safety, efficacy, ease of use, patient compliance, price, marketing, and distribution. Our lantibiotic development will depend on our success in developing MU1140 homologs and to the point of commercialization or partnership and in the process securing and protecting our intellectual property.

Our Intellectual Property

We rely upon a combination of licenses, patents, trade secrets, know-how, and licensing opportunities to develop our business. Our future prospects depend on our ability to protect our intellectual property. We also need to operate without infringing the proprietary rights of third parties.

Patents

We attempt to protect our technology and products through patents and patent applications pursuant to the terms of our license agreements. We have a worldwide, nonexclusive intellectual property and biological materials license agreement with NIAID, an institute within the NIH, relating to certain research, patent applications and biological materials involving prefusion coronavirus spike proteins and their use in the development and commercialization of vaccine to provide specific, lifetime immunity from SARS-CoV-2. We also have worldwide, nonexclusive intellectual property and biological materials license agreement with the NRC which provides us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. We co-own the intellectual property for certain homologs of our MU1140 product candidate with the Texas A&M University System.

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

Government Grants

We have previously received funding from government agencies under the National Science Foundation’s and National Institute of Health’s Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future and additional funding from this source may not be available. We have also applied for funding pursuant to BARDA but did not receive a grant award. While we continue to pursue grants and or government funding related to the COVID-19 pandemic it may not be available to us. In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

We recently announced that we were awarded a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034) for our continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at (FIU). The grant provides us with funding to develop novel lantibiotics for the treatment of ESKAPE pathogens (defined as Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter spp.).

Human Capital

Employees

We have five full-time employees. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

● We were denied funding from the Biomedical Advanced Research and Development Authority (“BARDA”) and we may be unable to win any government contracts, grants, agreement or other funding in the future. Even if we are successful in obtaining such contracts, grants, agreements or other funding, we cannot assure the success of our NT-CoV2-1 vaccine product candidate, that it will be approved by the FDA or other public health regulatory authority or that any funding provided will be sufficient to complete development and successful commercialization.

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

● We have limited financial resources and we may not be able to maintain our current level of operations or be able to fund the further development of our new NT-CoV2-1 vaccine product candidate.

● Our vaccine product candidate is at the pre-clinical stage and has not been approved for sale. We have not conducted substantial research and development for a vaccine product candidate, and we may be unable to produce a vaccine that successfully prevents the virus in a timely and economical manner, if at all.

● The market opportunities for our vaccine product candidate may be smaller than we believe them to be. Moreover, any pandemic threat may abate, the underlying virus may mutate, or alternative vaccines or technologies may be adopted, before our vaccines achieve regulatory approval.

● If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of product candidates for SARS-CoV-2 and COVID-19, as well as our other product candidates, are keys to our strategy.

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

● We may be unable to refine a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of a MU1140 homolog product candidate.

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

Risks Related to Our Intellectual Property and Data Security and Privacy

● Our vaccine research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials license with the NIAID, the NIH, and the NRC(“Licensors”).

● We may incur additional expenses and obligations in connection with our NIH and NRC licenses (“Licenses Agreements”).

● The intellectual property covered by our License Agreements concerns patent applications and provisional applications. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

● We cannot prevent the Licensors or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

● Our Lantibiotic Development program development efforts are to a large extent dependent upon our intellectual property and is based on early-stage technology in its field.

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

●We may not be able to protect our intellectual property rights throughout the world.

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

● The conversion of our Series A Preferred Stock, and Series B Preferred Stock and the exercise of currently outstanding warrants and options could result in significant dilution to the holders of our common stock.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $15.7 million and $26.4 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, our accumulated deficit was approximately $171.3 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, as well as licensing and acquisitions related to our product candidates. We expect that the costs associated with our plans to continue pre-clinical research, contract manufacturing and file an IND for our vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, is expensive, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate, can cause us to use our limited, available capital resources faster than we currently anticipate. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations beyond the end of the current year, 2022. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we continue our research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct pre-clinical research for our NT-CoV2-1 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trial and commence preparation for Phase 2 clinical trials;

●	engage third parties in GMP and non-GMP manufacturing for our product candidates at the pre-clinical research and clinical trial stages;

●	expand our clinical laboratory operations;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the current and continued microeconomic impact of the COVID-19 pandemic on our ability, the ability of our third-party contractors and suppliers, and the ability of government regulators to conduct ordinary business operations in a timely and efficient manner, as well as the pandemic’s broader, macroeconomic impact on the U.S., foreign and global economic markets;

●	the level of research and development investment budgeted to develop our current and future product candidates;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection to pursue for commercialization;

●	competing vaccines and technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

Additional capital may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to progress at a slower pace, or not at all, and our business could be adversely affected.

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, and/or forego licensing attractive business opportunities.

We were denied funding from the Biomedical Advanced Research and Development Authority (“BARDA”) and we may be unable to win any government contracts, grants, agreement or other funding in the future. Even if we are successful in obtaining such contracts, grants, agreements or other funding, we cannot assure the success of our NT-CoV2-1 vaccine product candidate, that it will be approved by the FDA or other public health regulatory authority or that any funding provided will be sufficient to complete development and successful commercialization.

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

Even if we receive a financing through one of the aforementioned mechanisms, the success of our NT-CoV2-1 vaccine product candidate cannot be assured solely by our ability to obtain such financing, nor can it assure that any vaccine product candidate so financed will succeed in clinical trials and receive regulatory approval from the FDA or other public health regulatory authorities. Moreover, we cannot guarantee that our receipt of such financing will obviate the need for future financial resources to support the further development of our NT-CoV2-1 vaccine product candidate, as additional development activities may be needed, and the vaccine approval and development process can be costly and unpredictable. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. Accordingly, our receipt of such funding cannot be relied upon solely as an indicator or guarantee of the success of our NT-CoV2-1 vaccine product candidate.

We may rely on government funding and collaboration with government entities for our vaccine development, which adds uncertainty to our research and development efforts and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

Because we anticipate the resources necessary to develop our new NT-CoV2-1 vaccine product candidate will be substantial, we may explore funding and development collaboration opportunities with the U.S. government and its agencies. For example, we may continue to apply for certain grant funding from BARDA, the NIH or other government agencies to further the research, development, manufacture, testing, and regulatory approval of our NT-CoV2-1 vaccine product candidate. We have no control or input over whether an application for BARDA grant funding or any other funding will be accepted or approved, in full or in part, and we cannot provide investors with any assurances that we will receive such funding.

Similar to the requirements imposed by our new NIH license, contracts and grants funded by the U.S. government and its agencies, contain provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

●	reduce or modify the government’s obligations under such agreements without the consent of the other party;

●	claim rights, including IP rights, in products and data developed under such agreements;

●	audit contract-related costs and fees, including allocated indirect costs;

●	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

●	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;

●	suspend or debar the contractor or grantee from doing future business with the government;

●	control and potentially prohibit the export of products;

●	pursue criminal or civil remedies under the False Claims Act, False Statements Act, and similar remedy provisions specific to government agreements; and

●	limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

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

Additionally, as is the case under our new NIH license, the U.S. government requires that any products embodying any invention generated through the use of U.S. government funding be manufactured substantially in the United States. The license with the NRC also contains similar manufacturing requirements which may conflict with the NIH license. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. manufacturers for products covered by such intellectual property. Obligations relating to manufacturing preferences and vaccine availability in Canada are included in the NRC license agreement.

Although we will need to comply with some of these obligations in relation to our NIH license, not all of the aforementioned obligations may be applicable to us unless and only to the extent that we receive a government grant, contract or other agreement. However, as an organization, we are relatively new to government contracting and new to the regulatory compliance obligations that such contracting entails. If we were to fail to maintain compliance with those obligations, we may be subject to potential liability and to termination of our contracts, including the NIH license, which may have a materially adverse effect on our ability to develop our NT-CoV2-1 vaccine product candidate.

We have limited vaccine-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities. Despite such investments and our best efforts, our strategic acquisition of Noachis Terra may turn out to be unsuccessful.

As part of our business strategy, we monitor and analyze strategic acquisition opportunities that we believe will be strategic fits for the Company and beneficial to the Company’s shareholders. As demonstrated by our acquisition of Noachis Terra in May of 2020, we may acquire companies, businesses, products and technologies that complement, augment or transform our existing business. However, such acquisitions could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of such transactions.

Prior to our acquisition of Noachis Terra, we had little-to-no experience in the development and commercialization of vaccines. Although, in connection with the acquisition, we added experienced vaccine researchers and consultants and appointed an experienced vaccine industry professional to our board of directors, given our size and current pre-clinical stage of development, we still have limited vaccine-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience. To successfully develop our NT-CoV2-1 vaccine product candidate, we will need to dedicate significant amounts of our limited financial and management resources to bolster our expertise in this area. Our success depends significantly on the continued contributions of our executive officers, financial, scientific and technical personnel and consultants, and on our ability to attract additional personnel.

During our operating history, many essential responsibilities have been assigned to a relatively small number of individuals, and we currently depend heavily upon the efforts and abilities of our management team. However, as we advance into vaccine development, the demands on our key employees will expand and we will need to recruit additional qualified employees or consultants for our Company. The competition for such qualified personnel is intense, particularly in light of the demand for vaccines or other treatment for SARS-CoV-2 and/or COVID-19. The loss of services of any of our existing consultants or our inability to attract additional personnel to fill critical positions could adversely affect our ability to efficiently develop our NT-CoV2-1 vaccine product candidate. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results.

Alternatively, or in addition to the above, we may enter into strategic alliances or partnership with other vaccine industry entities to utilize their research, development, manufacturing, testing, regulatory or commercialization skills, but we may be unable to enter into such agreements on favorable terms, if at all. If our future strategic collaborators do not commit sufficient resources to our alliances or partnerships and the progress of our vaccine development, if any, and we are unable to develop the necessary capabilities on our own, we may be unable to advance the development of our NT-CoV2-1 vaccine product candidate to the point of commercialization, even if we obtain regulatory approval. We will be competing with many companies that currently have existing, extensive and well-funded operations, and without a significant internal team or the support of a third party to perform essential functions related to vaccine research, development, manufacturing, testing, regulatory approval, and commercialization, we may be unable to compete successfully against these more established companies and our NT-CoV2-1 vaccine product candidate may fail.

Any failure by us to effectively limit such risks as we implement our strategic acquisition could have a material adverse effect on our business, financial condition or results of operations and cause the price of our securities to fall.

We have limited financial resources and we may not be able to maintain our current level of operations or be able to fund the further development of our new NT-CoV2-1 vaccine product candidate.

To date, Oragenics has never developed a vaccine product candidate, and we cannot assure investors that we will be able to successfully develop a vaccine to prevent SARS-CoV-2 or COVID-19 with our current resources and capabilities. Because our new NT-CoV2-1 vaccine product candidate is in early stages of development, and contemplates nasal administration it will require extensive pre-clinical and clinical testing, and we will need significant additional funding to conduct such research and testing. We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources of funds in amounts sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources, and expect to require additional funds, to maintain our existing operations, continue our research and development programs, commence future pre-clinical studies and clinical trials for our NT-CoV2-1 vaccine product candidate, and to seek regulatory approvals.

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

Our vaccine product candidate is at the pre-clinical stage and has not been approved for sale. We have not conducted substantial research and development for a vaccine product candidate, and we may be unable to produce a vaccine that successfully prevents the virus in a timely and economical manner, if at all.

Our NT-CoV2-1 vaccine development program is in the early stages of research and development, and currently includes only one product candidate, which is in the pre-clinical stage. Limited data exist regarding the safety and efficacy of our vaccine product candidate, and we must conduct a substantial amount of additional research, development and clinical testing before any regulatory authority will approve our vaccine product candidate. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials or unsatisfactory clinical trial results.

In addition, adverse events, or the perception of adverse events, relating to a vaccine product candidate administered intranasally and delivery technologies may negatively impact our ability to develop commercially successful products. For example, pharmaceutical companies have been subject to claims that the use of some pediatric vaccines has caused personal injuries, including brain damage, central nervous system damage and other ailments. Regardless of the veracity of or the data supporting these claims, these and other claims may influence public perception of the use of vaccine product candidates and could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential vaccine product candidate. Such greater government regulation could have a material effect on our ability to develop and market our NT-CoV2-1 vaccine product candidate.

We have not conducted substantial research on the NT-CoV2-1 vaccine product candidate and we lack experience in the research, development, manufacture, regulatory approval, marketing, commercialization and implementation of a vaccine product candidate. Also, uncertainties exist surrounding the longevity and severity of COVID-19 as a global health concern. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. Accordingly, we may be unable to produce a vaccine that successfully targets SARS-CoV-2 in a timely and economical manner, if at all.

For example, we expect to commit significant financial resources and personnel to the development of our NT-CoV2-1 vaccine product candidate, which may cause delays in or otherwise negatively impact our other product candidate development program. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology and vaccine development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a nasally administered vaccine. Additionally, our ability to develop an effective vaccine will depend on our ability to work on an accelerated timeline, with uncertain access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced vaccine-development companies. Moreover, if the COVID-19 pandemic is effectively contained or the risk of further spread is diminished or eliminated before we can successfully develop, manufacture and commercialize NT-CoV2-1, we may be unable to identify strategic partners willing to work with and support us in our development efforts and, even if we obtain regulatory approval, the market that we anticipate for this product candidate may not exist or may be much smaller than we previously anticipated. Alternatively, even if a market exists, our vaccine product candidate could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our vaccine product candidate, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially-successful vaccine product will materially harm our business. In addition, other parties are currently producing and administering approved vaccines for the treatment for SARS-CoV-2 or under the FDA’s Emergency Use Authorization and other competitive vaccines are expected to seek such authorization as well. Such competitive vaccines already in the market may also lead to the diversion of governmental and nongovernmental resources away from us and toward our competitors.

The market opportunities for our vaccine product candidate may be smaller than we believe them to be. Moreover, any pandemic threat may abate, or alternative vaccines or technologies may be adopted, before our vaccines achieve regulatory approval.

The primary area of focus for our future research and product development activities is the development of a nasally administered vaccine candidate to prevent SARS-CoV-2 and the disease it principally causes, COVID-19. Our current projections of both the number of people who are or will be affected by this disease, as well as the subset of people who may be affected by this disease and who have the potential to benefit from immunity through our NT-CoV2-1 vaccine product candidate, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, because coronaviruses have evolved in recent decades and research on SARS-CoV-2 and COVID-19 are continuously changing due to the complicated nature of the virus, new studies may change the estimated incidence or prevalence of COVID-19. The number of clinical trial participants in the United States, Europe, and elsewhere may turn out to be lower than expected, potential clinical trial participants may not be otherwise amenable to treatment with our products, or new clinical trial participants may become increasingly difficult to identify or gain access to, all of which would adversely affect our ability to conduct the research and development necessary to complete the vaccine product candidate.

Moreover, the threat of the COVID-19 pandemic outbreak may subside before we are able to complete research and development for our NT-CoV2-1 vaccine product candidate, obtain regulatory approval for the vaccine product candidate and realize any return on our investment in the research and development. Other organizations some of which are currently broadly administering vaccines under the FDA approval, or Emergency Use Authorization authority, may obtain licenses for their own pandemic vaccines, or government health organizations may acquire adequate stockpiles of pandemic vaccines or adopt other technologies or strategies to prevent or limit outbreaks before our NT-CoV2-1 vaccine product candidate reaches the marketplace. We may not achieve a return on our investment before the threat of the COVID-19 pandemic subsides or a competing product is adopted.

If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of product candidates for SARS-CoV-2 and COVID-19, as well as our other product candidates, are keys to our strategy.

A key element of our business strategy is to discover, develop, validate and commercialize a vaccine product candidate to provide immunity from SARS-CoV-2, which we aim to market globally to both public and private payers. Additionally, our focus concerns the development of a portfolio of additional antibiotic product candidates to combat multi drug resistant organism, or MDRO, outbreaks and the associated costs to patients, inpatient facilities and the health care industry. We cannot assure you that we will be able to successfully complete development of, or commercialize any or all of our planned future product candidates, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

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

Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later trials. At any point, we may abandon development of products in favor of the development or acquisition of new products, or we may be required to expend considerable resources repeating clinical studies or trials, which would adversely impact the timing for generating potential revenues from those new products. In addition, as we advance the development of new products through to the commercialization stage, we will have to make additional investments in our sales and marketing operations, which may be prematurely or unnecessarily incurred if the commercial launch of a product is abandoned or delayed.

If we are successful in producing a vaccine against SARS-CoV-2, we may need to devote significant resources to its scale-up and development, including for use by the U.S. government or other foreign authorities. Moreover, government involvement may limit the commercial success of our vaccine product candidate.

Because the COVID-19 outbreak has been classified as a pandemic by public health authorities, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities with respect to the research, development and commercialization of our NT-CoV2-1 vaccine product candidate. We have not manufactured a pandemic vaccine to date, but if we were to do so, the economic value of such a vaccine to us could be limited by such government action or inaction. Various government entities, including the U.S. government, are offering, but may not continue to offer, incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against SARS-CoV-2 and/or COVID-19, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our NT-CoV2-1 vaccine product candidate.

In the event that any of the pre-clinical research or, if an IND is accepted by the FDA, the Phase 1 clinical trials for our SARS-CoV-2 vaccine product candidate are perceived to be successful, we may need to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government-sponsored mechanisms, such as an Expanded Access Program or an Emergency Use Authorization program. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other existing product candidate programs. In addition, since the path to licensure of any vaccine against SARS-CoV-2 is unclear, and widely-used vaccines in circulation in the United States and other countries could impact our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

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

Currently, the FDA has given full approval to Moderna and Pfizer for their vaccines and Janssen has an EUA. A number of other vaccine manufacturers, academic institutions and other organizations currently have programs to develop such a vaccine. The WHO currently lists 10 COVID-19 vaccines approved for use and 65 COVID-19 vaccine candidates in Phase 3 evaluation. These companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies may also partner or collaborate with large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd, Pfizer Inc. and AstraZeneca, among others, or they may partner or collaborate with or obtain funding from governments, academic institutions or other nongovernmental organizations. In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies.

Moreover, our new vaccine development efforts depend on new, rapidly evolving technologies. Our development efforts and, if those are successful, commercialization of our NT-CoV2-1 vaccine product candidate could fail for a variety of reasons, and include the possibility that:

●	Our SARS-CoV-2 vaccine product candidate or technologies, any or all of the products based on such technologies or any manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory approvals or achieve commercial viability;

●	third-party supplier or manufacturer facilities will be unable or unwilling to provide necessary supplies or scale-up manufacturing capabilities for our products in a cost-effective manner or at all;

●	the products, if safe and effective, may be difficult to manufacture on a large-scale or uneconomical to market;

●	third-party manufacturing facilities will fail to continue to pass regulatory inspections;

●	proprietary rights of third-parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors with approval or Emergency Use Authorization from the FDA and use of vaccines will gain greater market share and limit or impair development efforts.

We may be unable to refine a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of an MU1140 homolog product candidate.

Our antibiotic product candidates, all homologs of MU1140, are produced by our strain of S. mutans and variants thereof. We have successfully developed a methodology for producing MU1140 in quantities sufficient to undertake its nonclinical testing. If we are not able to further adequately scale up fermentation and purification methodologies for large-scale manufacture, we will be unable to partner and generate revenues from this product candidate and our business, financial condition and results of operations will be materially adversely affected. The manufacturing of MU1140 homologs or any other possible antibiotic product candidates based on lantibiotics, is a highly exacting and complex process. Manufacturing MU1140 homologs or any other antibiotic candidates derived from lantibiotics on a commercial scale has not yet been achieved to our knowledge, so there are additional risks that such efforts will not be successful. Third-party manufacturers must have additional technical skills and must take multiple steps to attempt to control the manufacturing processes. If we are unable to identify and produce MU1140 homologs in large-scale commercial quantities, we will be unable to generate significant revenues from sales of our MU1140 product candidate and our financial condition and results of operations will be materially adversely affected.

Our success will depend on our ability to obtain regulatory approval of our product candidate under our Lantibiotics Program and its successful commercialization.

We have not received regulatory approval in any jurisdiction for lantibiotic product candidate and we may never receive approval or, if approvals are obtained, may never be commercialized successfully. We have incurred and will continue to incur significant costs relating to the nonclinical development of our antibiotic product candidates (including MU1140 homologs we may develop). We have performed extensive nonclinical testing using native MU1140 and continue to seek to identify homologs as potential product candidates which would require additional nonclinical testing. This work will be done solely by us through the use of outside contractors. If our nonclinical work is successful, we would expect the IND for a first-in-human clinical trial of a lantibiotic compound to be filed with the FDA based on our ability to complete the requisite studies, contingent on sufficient funding.

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

At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including inadequate financial resources the appearance of new technologies that render our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses. For example, we mutually agreed to terminate our Exclusive Channel Collaboration Agreement with Eleszto Genetika, Inc. in September 2021 and in connection therewith ceased future development of our lead lantibiotic homolog candidate.

We have limited experience in the conduct of clinical trials. We have never initiated a vaccine-related clinical trial. We have never obtained approval of any product candidates. We may be unable to undertake any of those actions successfully.

As a company, we have limited experience and capacity for the conduct of pre-clinical research and clinical trials, as well as the progression of a product candidate through to regulatory approval. Because we are in the early stages of development for NT-CoV2-1 and because the SARS-CoV-2 vaccine landscape continues to evolve, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that planned clinical trials will begin or conclude on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs and/or consultants. Any performance failure on the part of such third parties could delay clinical development or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses. By contrast, larger pharmaceutical and biopharmaceutical companies often have substantial staff or departments with extensive experience in conducting clinical trials with multiple product candidates across multiple indications and obtaining regulatory approval in various countries. In addition, these companies may have greater financial resources to compete for the same clinical investigators, sites and patients that we may attempt to recruit or retain for our pre-clinical research and clinical trials. As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing and completion of our pre-clinical research and clinical trials and obtaining regulatory, marketing and related approvals, if achieved at all, for our NT-CoV2-1 vaccine product candidate.

We cannot assure you that the market and consumers will accept our products or product candidates. If they do not, we will be unable to generate significant revenues from our products or product candidates and our business, financial condition and results of operations will be materially adversely affected.

The commercial success of our NT-CoV2-1 vaccine product candidate, our MU1140 homologs antibiotic product candidates, and any of our other product candidates and technologies, will depend in part on market acceptance by consumers. Biopharmaceutical companies have received substantial support from the scientific community, regulatory agencies and many governmental officials in the United States and internationally. Future scientific developments, media coverage and political events may diminish such support. Public attitudes may be influenced by claims that health products are unsafe for consumption or pose unknown risks to the environment or to traditional social or economic practices. Securing governmental approvals for, and consumer confidence in, such products pose numerous challenges, particularly outside the United States. The market success of product candidates developed by biopharmaceutical companies could be delayed or impaired in certain geographical areas as a result. Products based on our product candidates may compete with a number of traditional therapies and drugs manufactured and marketed by major pharmaceutical companies and biotechnology companies. Market acceptance of products based on our product candidates will depend on a number of factors including potential advantage over alternative treatment methods. We can offer you no assurance that physicians, patients or the medical communities in general will accept and utilize products developed from our product candidates. If they do not, we may be unable to generate significant revenues from our product candidates and our business, financial condition and results of operations will be materially adversely affected.

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

To manage our operations, growth and various projects effectively, we must:

●	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

●	attract and retain sufficient numbers of talented employees;

●	develop a plan for marketing, sales, and distribution capability;

●	manage our commercialization activities for our product candidates effectively;

●	establish and maintain relationships with development and commercialization partners;

●	manage our pre-clinical and clinical trials effectively;

●	manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels; and

●	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

In addition, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to pre-clinical and clinical testing. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. We rely on consultants for certain functions of our business and will need to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to manage our growth effectively and expand our organization by hiring new employees and expanding our use of consultants, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might fail to achieve our research, development and commercialization goals.

If we, or our manufacturers and suppliers in general, fail to meet contractual obligations, requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

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

We enter into agreements with these third-party suppliers as part of, and in connection with, our product development plans and timing. In order to have sufficient product available for anticipated future clinical trials we need to enter into agreements with GMP certified manufactures that have the capability and capacity to meet our expected product needs and timing in advance of when our actual needs will arise in order for us to be positioned to continue development without delays due to the manufacturing process and capabilities of qualified manufacturers. These agreements may obligate us to make certain payments in connection with the manufacture of our vaccine product candidate based upon our current expected timing. If the timing of our current development plans changes, we could be required to make additional payments to associated with such delays and/or associated with the cancellation of the agreement without achieving the benefits anticipated from the agreement.

There are a limited number of manufacturers that operate under GMPs that are capable of manufacturing our product candidates. Due to the early-stage development of our SARS-CoV-2 vaccine product candidate, we cannot at this time accurately predict the numbers and capabilities of manufacturers that will be required and capable of manufacturing the vaccine product candidate and any of its components. Manufacturing on a commercial scale has not yet been undertaken and there are additional technical skills needed for the manufacture of MU1140 homologs that will further limit the number of potential manufacturers. As such, if we are unable to enter into supply and processing contracts with any of these manufacturers or processors for our NT-CoV2-1 vaccine product candidate, our MU1140 product candidates, or our other product candidates for the conduct of clinical trials on such product candidate we may incur additional costs and delays in development and commercialization.

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

In March 2022 we entered into an agreement with KBI Biopharma, Inc. for the process transfer, process optimization and cGMP manufacturing of our vaccine candidate in anticipation of a future Phase 2 clinical trial. This agreement obligates us to make certain payments to KBI in connection with the manufacture of our vaccine product candidate based upon our current expected timing. If the timing of our current development plans changes, we could be required to make additional payments to KBI associated with such delays and/or associated with the cancellation of the agreement without achieving the benefits anticipated from the agreement. Additionally, a fill/finish, packaging and labeling company has been identified to support the Phase 1 program and is schedule for GMP manufacturing of clinical material in 2Q22.

We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and scientific team, who have extensive experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees. In February 2012 we hired Mr. Michael Sullivan, Certified Public Accountant as our Chief Financial Officer, Mr. Sullivan also served as our Interim Principal Executive Officer from October of 2014 through June of 2016 and is currently serving again as our Interim Principal Executive Officer as a result of the resignation of our former CEO and President in May 2021. The loss of the services of senior management or any key employees could harm our ability to develop and commercialize our product candidates. We have no key man life insurance policies.

In connection with our acquisition of Noachis Terra, we added vaccine consultants and advisors, who were engaged in various capacities related to the research and development of a SARS-CoV-2 vaccine product candidate. Our ability to successfully continue the vaccine development depends in large part on our ability to retain certain consultants. Despite our efforts to retain these consultants, one or more may terminate their engagement with us on short notice. The loss of the services of any of these consultants could have substantial negative effects on our research and development efforts, which are necessary to further development of our NT-CoV2-1 vaccine product candidate.

We need to hire and retain additional qualified scientists and other highly skilled personnel to maintain and grow our business.

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial and research personnel in all areas within our organization. We plan to continue to execute on our business strategy and expect to hire additional personnel to support our product development efforts. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we compete for key personnel with other more established biotechnology companies, as well as universities and research institutions. It is often difficult to hire and retain these persons, and we may be unable to replace key persons if they leave or be unable to fill new positions requiring key persons with appropriate experience. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly.

If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date the testing of the antibiotic substance MU1140 homologs has been undertaken solely in the laboratory and in animals. We have not yet conducted human trials with any MU1140 homolog nor have we initiated clinical trials for our NT-CoV2-1 vaccine product candidate. It is possible that when and if future lantibiotic trials and/or our NT-CoV2-1 vaccine product candidate trials are conducted in humans, they will show that our antibiotic or vaccine candidates are ineffective or harmful in humans. If MU1140 homologs or our vaccine product candidate are shown to be ineffective or harmful in humans, we will be unable to commercialize and generate revenues from sales of such product candidates. If we are unable to generate revenues from the first generation of MU1140 and homologs, or any other product candidates, our business, financial condition and results of operations will be materially adversely affected.

Because we are new to vaccine development, we must identify vaccines for development with our technologies and establish successful third-party relationships.

Because we are new to vaccine development and lack substantial experience in the research and development of vaccines, the near and long-term viability of our SARS-CoV-2 vaccine product candidate will depend in part on our ability to successfully establish new strategic collaborations with biotechnology companies, non-profit organizations. government agencies and other vaccine industry entities. Establishing and maintaining strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, our products’ ability to address these areas, or other reasons beyond our expectations or control. If we fail to establish a strategic collaborations or government relationships on acceptable terms, we may not be able to develop and commercialize our NT-CoV2-1 vaccine product candidate or generate sufficient revenue to fund further research and development efforts.

Additionally, we do not have our own clinical research and development facilities dedicated to vaccine development and manufacture. We have in the past and may in the future engage consultants and independent contract research organizations, subject to regulatory considerations, to design and conduct our clinical trials in connection with the development of our SARS-CoV-2 vaccine product candidate. As a result, these important aspects of a product’s development will be outside of our direct control. Even if we establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of our vaccine product candidate for several reasons, including the fact that:

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;

●	termination of clinical trial sites or entire trial programs;

●	the inability to commercialize our product candidates;

●	decreased demand for our product candidates;

●	impairment of our brand and/or reputation;

●	product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

●	substantial costs of any related litigation or similar disputes;

●	distraction of management’s attention and other resources from our primary business;

●	substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or

●	loss of potential revenue.

Although we may maintain product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability, particularly if any of our product candidates receive regulatory approval. Further, a successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and harm our business, financial condition, operating results and prospects.

We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters is located in Tampa, Florida, a hurricane zone. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, and other public health emergencies could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. For example, the recent COVID-19 pandemic may cause significant disruption to our business operations, the operations of our third-party contractors and suppliers and the operations of our clinical trials, including as a result of significant restrictions or bans on travel into and within the geographic areas in which our manufacturers product our product candidates or where we conduct our clinical trials. A public health emergency could also affect the operations of the FDA and other regulatory or public health authorities, resulting in delays to meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. Such disruption could impede, delay, limit or prevent our employees and third-party contractors from beginning or continuing research and development or clinical trial-related activities, which may impede, delay, limit or prevent initiation or completion of our ongoing clinical trials and pre-clinical research and ultimately lead to the delay or denial of regulatory approval of our product candidates, which could seriously harm our operations and financial condition.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $145,260,000. We also accumulated U.S. federal and state research tax credits of approximately $4,027,000 as of December 31, 2021 Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

Our auditor has expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited consolidated financial statements, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand without additional financing through the fourth quarter of 2022. Absent sufficient additional financing, we may be unable to remain a going concern.

Risks Related to Our Intellectual Property and Data Security and Privacy

Our vaccine research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials license with the Licensors.

An important element of our intellectual property portfolio are our License Agreements. Pursuant to the NIH Patent License and Biological Materials License Agreement, we hold a nonexclusive, worldwide license to certain specified patent rights (including patent applications, provisional patent applications and PCT patent applications) and biological materials relating to the use of prefusion coronavirus spike proteins for the purpose of developing and commercializing a vaccine product candidate for SARS-CoV-2. This intellectual property and biological materials license are essential to our operations and our ability to research and develop our NT-CoV2-1 vaccine product candidate. The terms of the license agreement will terminate upon the earlier of (a) twenty (20) years from the first commercial sale where no licensed patent rights exist or have ceased to exist or (b) the expiration of the last to expire of any licensed patent rights. Additionally, we must use reasonable commercial efforts to develop, manufacture, and commercialize our vaccine product candidate, to manufacture our vaccine product candidate substantially within the United States and provide the United States public with reasonable access to our vaccine, if approved for commercialization by the FDA. If we breach the terms of the license agreement, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones, using best efforts to introduce a licensed product or practice a licensed process in certain territories by certain dates, the NIAID has the right to terminate the license.

If we were to lose or otherwise be unable to maintain the License Agreements on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, it would halt our ability to continue to develop our NT-CoV2-1 vaccine product candidate, which would have an immediate material adverse effect on our business, operating results and financial condition. Thus, our inability to retain the rights and technologies identified by the licenses, or those that we may in the future identify, could have a material adverse impact on our ability to complete the development of our vaccine product candidate. No assurance can be given that we will be successful in licensing any additional rights or technologies from the Licensors or others. If we fail to retain the License Agreements or if we fail to obtain additional rights and licenses necessary to further the development and commercialization of our vaccine product candidate, our planned development for our vaccine product candidate may be materially impacted and the costs associated with the development may increase significantly, and we may be entirely unable to complete development of a SARS-CoV-2 vaccine product candidate.

We may incur additional expenses and obligations in connection with our License Agreements.

We must use reasonable commercial efforts to bring to market a vaccine product candidate covered by our licenses, which means we must adhere to an existing commercial development plan and existing performance benchmarks. Additionally, we are obliged to pay to the Licensors certain minimum annual royalties, certain benchmark-related royalties and royalties based upon a share of any net sales of our vaccine product candidate, following regulatory approval and the first commercial sale. Additionally, among other obligations, we must provide regular written reports to the Licensors on the development status of our vaccine product candidate and pay for our pro rata share of the NIH’s patent prosecution-related expenses and fees. Moreover, we must use reasonable commercial efforts to develop, manufacture, and commercialize the vaccine product candidate, to manufacture the vaccine product candidate substantially within the United States and or Canada and provide the United States and Canadian public with reasonable access to the vaccine, if approved for commercialization by the FDA and Canadian regulatory agencies. All of these additional obligations beyond ordinary research and development and regulatory compliance related to the approval of our vaccine product candidate may impose delays or greater costs upon our ability to timely develop our vaccine product candidate.

Although our forecasts for expenses and the sufficiency of our capital resources will take into account the funds available for the research and development of our vaccine product candidate development, our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, changes in the focus and direction of our development programs, competitive and technical advances, costs associated with the development of our product candidates and our share of the costs of filing, prosecuting, defending and enforcing the intellectual property rights covered by the NIH license. If we exhaust the funds available for the development of NT-CoV2-1 more quickly than anticipated, regardless of the reason, and we are unable to obtain additional financing on terms acceptable to us or at all, we may be unable to meet our obligations under the License Agreements, which may be terminated, and we will be unable to proceed with development of our product candidates on expected timelines and will be forced to prioritize among them.

The intellectual property covered by our License Agreements concerns patent applications and provisional applications. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

The intellectual property covered by the License Agreements concerns certain, specified patent rights (including patent applications, provisional patent applications and PCT patent applications). Although the Licensors have agreed to assume responsibility for the preparation, filing, prosecution and maintenance of all patent applications covered by the licensed patent rights, we cannot be certain as to when or if final patents will be issued for those patent applications covered by the licensed patent rights. However, the Licensors may not successfully prosecute certain patent applications, the prosecution of which they control, under which we are only a licensee and on which our business substantially depends. Even if patents issue from these applications, the Licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement or may fail to defend against counterclaims of patent invalidity or unenforceability.

Moreover, it is possible that the licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable vaccine products or may not provide us with any competitive advantages. Further, it is possible that, for any of the patents that may be granted in the future, others will design around the Licensors’ patent rights or identify methods for preventing or treating SARS-CoV-2 that do not concern the rights covered by our licenses. Further, we cannot assure investors that other parties will not challenge any patents granted to the Licensors or that courts or regulatory agencies will hold Licensors’ patents to be valid or enforceable. We cannot guarantee investors that, if required to defend the covered patents, we will be successful in defending challenges made against the Licensors’ patents and patent applications. Any successful third-party challenge to the NIH patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties.

Risks with respect to the Licensors and our License Agreements may also arise out of circumstances beyond our control. In spite of our best efforts, the Licensors may conclude that we have materially breached the license agreement and may therefore terminate the agreement, thereby removing our ability to market vaccine product candidates covered by the agreement. If the License Agreement are terminated, or if the underlying patents fail to provide the intended market protection, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if the License Agreements are terminated, the Licensors may be able to prevent us from utilizing the technology covered by the licensed patent rights. This could have a material adverse effect on our competitive business position and our financial condition, results of operations and our business prospects.

We cannot prevent the Licensors or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

Our License Agreements are nonexclusive licenses and we are not permitted to sublicense the intellectual property or biological materials covered by the license. Therefore, we cannot be certain that the Licensors have not previously licensed, or that the Licensors will not, in the future, license the intellectual property or biological materials to other biotechnology companies, including those who intend to develop a vaccine product candidate for SARS-CoV-2, some or all of the nonexclusive intellectual property and biological materials available to us under the License Agreements. Moreover, we do not currently own any exclusive rights or licenses necessary to fully develop our NT-CoV2-1 vaccine product candidate, and such rights or licenses, if in existence, could be held by our competitors or used by other third parties to otherwise directly compete against us. If our competitors or others have or acquire exclusive rights or licenses that they could enforce against us, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with rights or licenses of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. Accordingly, while we may develop, acquire or license the additional technologies necessary to the development of our vaccine candidate we cannot assure you that we will be able to develop, acquire or license such technologies or that alternatives will be sufficient to enable development of our NT-CoV2-1 vaccine product candidate or to prevent others from competing with us and developing substantially-similar products.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or the Licensors may be subject to claims that former employees, collaborators or other third parties have an interest in the licensed patents or other intellectual property as an inventor or co-inventor. For example, we or the Licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing the intellectual property covered by the License Agreements or our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our license or the Licensors’ ownership, as applicable, of the licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as our right to use intellectual property that is important to our NT-CoV2-1 vaccine product candidate. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have applied for trademark protection for trademarks in the United States, the European Union and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks or other intellectual property rights could harm our reputation or commercial interests. Moreover, our License Agreements do not commit to defend any declaratory judgment action alleging the invalidity of any of the licensed patent rights covered by the license, nor does the NIAID commit to commence legal actions against third parties alleged to infringe upon those licensed patent rights. Our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer.

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

The License Agreements impose various royalty and other obligations on us as well as development plans. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The License Agreements may be terminated in the event of a breach. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects.

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

Our MU1140 homologs product candidate is in early-stage development and is expected to require partners with substantial financial resources to continue the development of the product to commercialization. In addition, the product candidate has not received regulatory approval in any jurisdiction and it may never receive approval or, if approvals are obtained, may never be commercialized successfully. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during 2022. We would expect the IND for a first-in-human clinical trial of a lantibiotic compound to be filed with the FDA based on our ability to identify a new lead compound and complete the requisite pre-clinical studies, contingent on sufficient funding. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Cybersecurity incidents have increased in number and severity recently and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

●	investigation costs and costs to engage specialized consultants or costs of ransom demands;

●	remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack; and

●	litigation and legal risks, including regulatory actions by state and federal regulators.

Our business and operations would suffer in the event of failures in our internal computer systems or those of our collaborators.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical development or manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related to Government Regulations

Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, we will be unable to generate revenues.

The production and marketing of products which may be developed from our NT-CoV2-1 vaccine product candidate, and our MU1140 homologs, or otherwise and our research and development, nonclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

If we fail to obtain regulatory approval for our product candidates, we may have to cease further development. Clinical trials on our product candidates are expected to take several years to fully complete. The commencement or completion of nonclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

●	limitations directly caused by, or restrictions imposed in response to, the COVID-19 pandemic, including our ability to conduct research and development and clinical trials, to engage or continue to engage with third-party contractors and suppliers or to comply with regulatory obligations relating to our business;

●	an inability to raise sufficient capital to commence, conduct, or complete pre-clinical testing and clinical trials;

●	difficulties in finding a partner with the resources to support large and expensive clinical development and commercialization costs;

●	findings in nonclinical trials;

●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

●	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

●	challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of patient population, proximity of patients to clinical sites, eligibility criteria for the trial, nature of the trial protocol, the availability of approved effective treatments for the relevant condition and competition from other clinical trial programs for similar indications;

●	severe or unexpected drug or biologic-related side effects experienced by patients in a clinical trial; and

●	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the trial, lack of efficacy, side effects, or personal issues, or who are lost to further follow up.

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

To gain approval to market a new drug such as a lantibiotic compound, or a new biological product such as our SARS-CoV-2 vaccine product candidate or a lantibiotic product candidate, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive pre-clinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier pre-clinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events. Success in pre-clinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon whether the “per protocol”, or PP, analysis is used to report data results or whether the “modified intent-to-treat,” or MITT, approach is used. Accordingly, regardless of the outcome of any Phase 2 trials, any Phase 3 trials we may conduct may not be successful.

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons. The FDA or the applicable foreign regulatory body may:

●	disagree with the design or implementation of one or more clinical trials;

●	decline to deem a product candidate safe and effective for its proposed indication, or deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits;

●	find the data from pre-clinical studies and clinical trials does not sufficiently support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required for approval;

●	disagree with our interpretation of data from pre-clinical studies or clinical trials performed by us or third parties;

●	determine the data collected from clinical trials are insufficient to support the submission or approval of an NDA or other applicable regulatory filing;

●	require additional pre-clinical studies or clinical trials;

●	identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;

●	grant approval contingent on the performance of costly additional post-approval clinical trials;

●	approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested or with strong warnings that may affect marketability;

●	decline to approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;

●	require a Risk Evaluation and Mitigation Strategy, or REMS, with monitoring requirements or distribution limitations. For example, it is possible that the FDA could require distribution controls in the approval, if any, of our product candidates to prevent inadvertent exposure to pregnant women;

●	decline to approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with whom we contract; or

●	change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

We may not be able to initiate or continue, or complete in a timely fashion clinical trials for NT-CoV2-1 or our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Many companies are currently or will soon be researching, developing and testing therapeutic and vaccine product candidates specifically for or with potential application to SARS-CoV-2 or COVID-19, which may reduce our ability to conduct clinical trials for our SARS-CoV-2 vaccine product candidate. For example, even if we are able to identify potential patients or eligibility criteria for a NT-CoV2-1 clinical trial, patients who are otherwise eligible for such clinical trials may instead enroll in the clinical trials of our competitors’ SARS-CoV-2 product candidates or opt not to enroll due to other competitive vaccines being administered by competitors based upon emergency use authorization.

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

Even after we achieve U.S. regulatory approval for a product candidate, if any, we will be subject to continued regulatory review and compliance obligations. For example, the FDA may impose significant restrictions on the approved indicated uses for which our product candidates may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or a REMS to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with the FDA’s good clinical practice, or GCP, requirements and good laboratory practice requirements, which are regulations and guidelines the FDA would apply to all of our product candidates in clinical and pre-clinical development, along with any clinical trials that we conduct post-approval, and continued compliance with the FDA’s cGMP requirements pursuant to which manufacturing facilities are subject to continual review and periodic inspections by the FDA. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Our business operations expose us to risks associated with public health crises, epidemics and pandemics. An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of our third-party manufacturers and CROs upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our pre-clinical testing or our future clinical trials. Such disruption could impede, delay, limit or prevent our employees and CROs from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing pre-clinical testing or our future clinical trials pre-clinical or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses.

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

International markets are also affected by economic pressure to contain reimbursement levels and healthcare costs. Profitability from international operations may be limited by risks and uncertainties related to regional economic conditions, regulatory and reimbursement approvals, competing products, infrastructure development, intellectual property rights protection and our ability to implement our overall business strategy. We expect these risks will increase as we seek to expand operations into new geographic markets. We may not succeed in developing and implementing effective policies and strategies in each location where we conduct business. Any failure to do so may harm our business, results of operations and financial condition.

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

Our board of directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued 16,666,668 shares of common stock, short-term warrants to purchase up to 9,583,334 shares of common stock, and long-term warrants to purchase up to 9,583,334 shares of common stock, as part of our March 25, 2019 underwritten public offering. In November and December of 2020, we issued 16,317,567 and 14,444,444 shares of common stock, respectively, in connection with an underwritten public offering and a registered direct offering. In connection with an at-the-market sale of shares of our common stock during first quarter of 2021 we issued an additional 21,398,765 shares of our common stock and issued 2,472,573 shares pursuant to warrant exercises. During the second quarter of 2021, we issued an additional 556,540 shares of our common stock pursuant to option exercises. During the third quarter of 2021, we issued an additional 200,000 shares of our common stock pursuant to option exercises. As a result, our outstanding shares of common stock has increased significantly from 29,433,135 shares as of December 31, 2018 to 116,394,806 as of December 31, 2021.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal research and development plans and forecasts, and our operating costs vary to the extent of our research and development and the planning for and conduct of clinical trials. As a result, we may incur significant or unanticipated expenses associated with our research and development efforts of our product candidates under development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

●	Our use of available cash resources;

●	the timing of release of pre-clinical and clinical trial results and new products and services by our competitors, particularly those that may represent a significant portion of revenues in any given period;

●	the popularity of new products, and products released in prior periods;

●	changes by our competitors;

●	our success in entering new geographic markets;

●	decisions by us to incur additional expenses, such as commencing a clinical trial or increases in research and development;

●	the level of expenses associated with our regulatory applications or compliance and clinical trials; and

●	the timing of compensation expense associated with equity compensation grants.

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

On November 8, 2017, we issued $3.3 million of Series B Non-Voting, Convertible Preferred Stock (the “Series B Preferred Stock”) pursuant to which upon Liquidation each holder of shares of Series B Preferred Stock shall be entitled to receive on par with Series A Convertible Preferred Stock and in preference to the holders of Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series B Preferred Stock then held by such holder, multiplied by the Series B Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series B Preferred Stock if all outstanding shares of Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

In May and July of 2017, we issued an aggregate of $3.0 million of Series A Non-Voting, Convertible Preferred Stock (the “Series A Preferred Stock”) pursuant to which upon Liquidation each holder of shares of Series A Preferred Stock shall be entitled to receive on par with Series B Convertible Preferred Stock and in preference to the holders of Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Series B Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation.

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

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2021, we had outstanding: (i) 9,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 941,701 shares of common stock and (ii) 6,600,000 shares of Series B Preferred Stock, which are convertible into 1,320,002 shares of common stock. In addition to our outstanding shares of preferred stock, as of December 31, 2021, there were currently outstanding warrants to purchase 18,040,572 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

The price and volume of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for shareholders.

The trading price of our common stock has historically been, and may in the future be, subject to wide fluctuations in response to a number of factors, many of which are beyond our control. These factors include:

●	announcements of the results of our pending COVID-19 vaccine development program or the competitors vaccine products or product candidates;

●	our level of, and expected future use of, working capital;

●	the additional sale of common stock by us in capital raising transactions;

●	quarter-to-quarter variations in our operating results;

●	our perceived funding needs;

●	the results of testing, technological innovations, or new commercial products by us or our competitors;

●	governmental regulations, rules, and orders;

●	general conditions in the health care, biotechnology or biopharmaceutical industries;

●	changes in market or trading conditions in light of economic uncertainty due to the COVID-19 pandemic;

●	comments, research reports and/or earnings estimates by securities analysts;

●	developments concerning patents or other intellectual property rights;

●	litigation or public concern about the safety of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of directors, officers and key personnel;

●	release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

●	potential litigation initiated against us.

Our stock price has been, and in the future may be, subject to substantial volatility. For example, our stock traded within a range of a high volume of 234,000,400 and a low volume of 441,700 per share for the period of January 1, 2021, through December 31, 2021. As a result of this volatility, our stockholders could incur substantial losses.

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

In addition, public statements by us, government agencies, the media or others relating to the coronavirus outbreak (including regarding efforts to develop a coronavirus vaccine or existing vaccines in the market) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the coronavirus outbreak, any information in the public arena on this topic, whether or not accurate, could have an outsized impact (either positive or negative) on our stock price. Information related to our development, manufacturing and distribution efforts with respect to NT-CoV2-1, or information regarding such efforts by competitors with respect to their vaccines, may also impact our stock price.

Our stock price is likely to continue to be volatile and subject to significant volume fluctuations in response to market and other factors, including the other factors discussed in n future periodic reports; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur in the future based on our expected need to raise additional capital to conduct our business. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We may sell large quantities of our common stock at any time pursuant to our existing sales agency agreement for at-the-market offerings or in one or more separate offerings. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. We have recently issued a significant number of shares of common stock and the number of outstanding shares has increased from 29,433,135 shares as of December 31, 2018 to 116,394,806, shares as of December 31, 2021. In addition, there were 16,017,000 shares of our Preferred stock outstanding which are convertible into 2,261,703 shares of our common stock and, as of December 31, 2021, warrants to purchase an additional 18,040,572 shares of our common stock issuable upon exercise of warrants to investors, inclusive of the warrants to purchase 9,200,000 shares of our common stock issued in connection with our acquisition of Noachis Terra which are currently. There were also 6,724,402 shares issuable upon exercise of options outstanding and an additional 10,532,808 shares available for option grants under our new 2021 Equity Incentive Plan which includes shares from our prior plan.

The issuance of shares of our common stock under our 2021 Equity Incentive Plan is expected to be covered by Form S-8 registration statements we expect to file with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. In general, pursuant to Rule 144, after satisfying a six-month holding period: (i) affiliated shareholders, or shareholders whose shares are aggregated, may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then-outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated shareholders may sell without such limitations, in each case provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one-year holding period without any limitation or restriction. We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal or business circumstances of sellers and other factors.

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

We lease approximately 2,207 square feet for our corporate offices located at 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease costs for the year ended December 31, 2021 were approximately $63,000 which includes insurance, taxes and utilities. In November of 2019, the Company entered into an amendment for the office space in Tampa to extend the term for an additional three years beginning in March of 2020. Under the amended lease agreement, the rental payments are expected to range from $4,524 per month to $4,800 per month.

In addition to our Tampa location, we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The lease costs for the year ended December 31, 2021 were approximately $165,000 which includes insurance, taxes and utilities. Lease payments are capped during the term. In June of 2019, the Company entered into an amendment to our lease for the Alachua facility to provide for a term of five years beginning at the end of the existing lease term in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The last price of our common stock as reported on the NYSE American on March 8, 2022 was $0.34 per share. As of March 8, 2022, there were approximately 29 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

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

Unregistered Sale Of Equity Securities And Use Of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2021.

ITEM 6.	[RESERVED.]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Oragenics, Inc. is a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms. Its lead product is an intranasal immunization vaccine candidate to prevent COVID-19 and variants of the SARS-CoV-2 virus. The NT-CoV2-1 program leverages coronavirus spike protein research licensed from the National Institute of Health and the National Research Council of Canada with a focus on reducing viral transmission and offering a more patient-friendly intranasal administration. Our lantibiotics program features a novel class of antibiotics against bacteria that have developed resistance to commercial antibiotics.

Our SARS-CoV-2 Vaccine Product Candidate - NT-CoV2-1

Following our May 2020 acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are focused on the development and commercialization of a vaccine product candidate to provide long-lasting immunity from the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”), which causes the coronavirus disease 2019 (“COVID-19”). Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2. Since the acquisition we have conducted testing in animal models, including SARS-CoV-2 challenge studies in hamsters, using specific formulations for intramuscular administration (our Terra CoV-2 vaccine candidate) and intranasal administration (our NT-CoV2-1 vaccine candidate), both based on the NIAID pre-fusion stabilized spike protein antigens. Following consideration of a number of factors, including but not limited to the competitive landscape, we determined to bring the intranasal vaccine candidate NT-CoV2-1, into further development due to the greater differentiation versus current COVID-19 vaccines and the potential benefits of intranasal over intramuscular administration. We believe these benefits could include a higher reduction of transmission of SARS-CoV-2 and would offer a needle-free delivery option. We therefore are currently focusing our development efforts on our more highly differentiated NT-CoV2-1 vaccine candidate.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2 (often referred to as COVID-19), which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In late January of 2022, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 365 million and the number of deaths directly attributed to COVID-19 have exceeded 5.6 million. Pfizer/-BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. We believe given the size of the worldwide pandemic that even with additional vaccines projected to be available in the months ahead, there will be demand for the highly differentiated NT-CoV2-1 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health crisis. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this crisis.

Coronaviruses, such as SARS-CoV-2, possess signature protein spikes on their outer capsule. The NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating pre-clinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen has successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and is currently developing both the analytical tests and identifying preliminary cell line growth conditions to optimize the spike protein titers. Currently, “mini-pool” production and analytical development is underway. The process to transfer to full-scale manufacture has begun.

The NIH’s pre-clinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonist) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with the SAA adjuvant completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-IND Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that would support the clinical development of the Terra CoV-2 vaccine. Due to our focus on our intranasal vaccine product we expect to meet with the FDA in connection with our IND filing.

We also entered into a material transfer agreement with Biodextris Inc. for the use of three intranasal mucosal adjuvants in our Terra CoV-2 and NT-CoV2-1 vaccine candidates. BDX100, BDX300 and BDX301 are proteosome-based adjuvants comprised of proteins and lipopolysaccharides with improved attributes including enhanced immune response, manufacturing efficiency and the benefits of intranasal vaccine administration. The agreement allows for the future collaboration regarding the intranasal delivery of vaccine during clinical development with the opportunity to enter into a commercial agreement upon regulatory approval of the intranasal vaccine.

The NT-CoV2-1 vaccine containing Inspirevax’s intranasal mucosal adjuvant BDX301 has been studied in pre-clinical animal studies, including hamster viral challenge studies and mouse immunogenicity studies. A rabbit toxicology study has been initiated and is required for regulatory approval prior to the Phase 1 clinical study. We believe the NT-CoV2-1 vaccine has the potential to lead to a higher reduction of transmission of SARS-CoV-2 and offers a needle-free delivery option. This vaccine could also permit cost effective storage and distribution at refrigerated temperatures, which should facilitate distribution.

On July 26, 2021, we entered into a licensing agreement with the NRC that enables us to pursue the rapid development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The license was subsequently extended to include the Omicron variant. In addition, we broadened the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof. The NRC technologies, in combination with the U.S. NIH elements found in our NT-CoV2-1 vaccine candidates, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, are expected to expedite the evaluation of SARS-CoV-2 antigen candidates in pre-clinical and clinical studies.

We began pre-clinical studies in June of 2021 through our collaboration and material transfer agreement with the NRC. We initiated an immunogenicity study in mice to evaluate several adjuvant candidates. On August 30, 2021, we announced the successful completion of these mouse immunogenicity studies that supported further development using either the intramuscular or intranasal routes of administration. A hamster challenge study was initiated in September of 2021 to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration. In December of 2021, we announced that both formulations generated robust immune responses and reduced the SARS-CoV-2 viral loads to undetectable levels in the nasal passages and lungs five days following a viral challenge. By contrast, hamsters in the control groups that had received saline or adjuvants alone had no detectable immune response and substantial viral loads. The vaccines delivered by intranasal and intramuscular routes generated immune responses as measured by multiple assays.

Through assessment of a variety of factors including evolving variants and available vaccines in use, we have determined to focus our development efforts on the intranasal delivery of our vaccine product candidate, NT-CoV2-1, which is more highly differentiated than the currently available and late-stage COVID-19 vaccines. As a result, we expect to file an IND application with the FDA in the third quarter of 2022 and immediately upon receipt of approval from the FDA to commence a Phase 1 clinical study with NT-CoV2-1, the protocol for which is currently under development.

We expect to use our currently available cash resources to continue to advance the development of NT-CoV2-1 through IND-enabling studies, including immunogenicity, viral challenge studies, toxicology studies, and the Phase 1 trial with further clinical development being contingent upon the receipt of additional funding, including non-dilutive government grant funding which we continue to pursue or partnering or out-licensing opportunities.

Our Antibiotic Product Candidate - Oragenics Derived Compound (ODC-x)

Members of our scientific team discovered that a certain bacterial strain of Streptococcus mutans, produces Mutacin 1140 (MU1140), a molecule belonging to the novel class of antibiotics known as lantibiotics. Lantibiotics, such as MU1140, are highly modified peptide antibiotics made by a small group of Gram-positive bacterial species. Over 60 lantibiotics have been discovered, to date. We believe lantibiotics are generally recognized by the scientific community to be potent antibiotic agents.

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

In June 2012, we entered into a worldwide exclusive channel collaboration agreement with Precigen, Inc (formerly known as Intrexon Corporation), ILH Holdings, Inc. (n/k/a Eleszto Genetika, Inc. (“EGI”), for the development and commercialization of the native strain of MU1140 and related homologs to use its advanced transgene and cell engineering platforms. In September of 2021, we and EGI, mutually terminated the amended and restated worldwide exclusive channel collaboration agreement dated March 1, 2021 (the “Lantibiotic ECC”) pursuant to which we were pursuing the development of OG716 as a lead product candidate for the treatment of C. diff. As a result of the mutual termination of the Lantibiotic ECC, we ceased pre-clinical development of our product candidate OG716 and other compounds covered by the Lantibiotic ECC, all licenses provided pursuant to the Lantibiotic ECC between the parties were terminated and there are no continuing obligations between the parties, except as to confidentiality. We made no payments to EGI in connection with the mutual termination. Each party retained all right and title to their own respective intellectual property. The termination of the Lantibiotic ECC was to enable us to focus on our continuing independent research and development efforts relative to lantibiotics in order to identify new compounds to pursue.

The timing of the filing of an IND regarding any future lantibiotic candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to continue to advance our lantibiotics program to an IND filing based on the availability of both human and financial capital. Based upon the current funding we expect to continue to focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study.

We recently announced that we were awarded a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics”, R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at Florida International University (FIU). The grant provides the Company with funding to develop novel lantibiotics for the treatment of ESKAPE pathogens (defined as Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter spp.).

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 and NT-CoV2-1 vaccine product candidate. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2.

Additionally, we are developing semi-synthetic lantibiotic analogs that may be effective against systemic Gram-positive multidrug infections, and analogs that may be effective in treating Gram-negative infections. We seek to protect our product candidates through patents and patent applications pursuant to the terms of our license agreements.

Product/Candidate	Description	Application	Status

NT-CoV2-1	Intranasal vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Terra CoV-2	Intramuscular vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Antibiotics	Semi-synthetic analogs of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Pre-clinical

Recent Developments

On February 25, 2022 we held our annual meeting of shareholders for 2020 at which time our shareholders approved: (i) the adoption of an amendment to our Amended and Restated Articles of Incorporation to provide for a reduced quorum requirement of one-third (1/3) of shares entitled to vote represented in person or by a proxy, in order to constitute a meeting of shareholders; (ii) the adoption of an amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of our Common Stock from 200,000,000 shares of Common Stock to 250,000,000 shares of Common Stock; and (iii) the adoption of our new 2021 Equity Incentive Plan.

On February 3, 2022 we amended our NRC license agreement to expand the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variant thereof.

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. The large majority of product candidates do not make it past all clinical trials which forces companies to look externally for innovation.

Accordingly, we expect from, time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business as well as new and separate from the development of our existing product candidates due to the experience we are acquiring.

Financial Overview

Grant Revenue

The Company was awarded a small business innovation research grant during the third quarter of 2021in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at FIU. The Company recognizes grant revenue as reimbursable grant costs are incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expenses in the accompanying consolidated statement of operations.

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

Our research and development expenses were $10,586,144 and $22,107,563 for the years ended December 31, 2021 and 2020, respectively.

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

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic program and the License Agreements as to the planning and timing of our research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, we expect overall research and development expenses to increase as a result of our vaccine product candidate and as our financial resources permit. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

Income Taxes

At December 31, 2021, the Company has federal and state tax net operating loss carryforwards of $145,260,353. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of $4,027,180. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2041 unless previously utilized.

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

At December 31, 2021 and 2020, we recorded a 100% valuation allowance against our deferred tax assets of approximately $37,452,000 and $36,580,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants and warrants are measured at their fair value on the awards’ grant date typically using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants or warrants do not vest at the grant date they are subject to forfeiture.

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

New Accounting Pronouncements

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2021 that have had or are expected to have an impact on our financial statements.

Recently Adopted Accounting Pronouncements

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

Results of Operations:

	Year Ended December 31,
	2021	2020	Increase/Decrease	Percentage
Grant revenue	$86,987	$—	$86,987	100.00%
Operating expenses:
Research, and development	10,586,144	22,107,563	(11,521,419)	-52.12%
General and administrative	5,271,861	4,533,893	737,968	16.28%
Total operating expenses	15,858,005	26,641,456	(10,783,451)	-40.48%
Loss from continuing operations	(15,771,018)	(26,641,456)	10,870,438	-40.80%
Other income (expense):
Interest income	75,847	89,294	(13,447)	-15.06%
Interest expense	(15,756)	(10,685)	(5,071)	47.46%
Local business tax	(1,357)	(2,400)	1,043	-43.46%
Other income	670	1,795	(1,125)	-62.67%
Forgiveness of Paycheck Protection Program loan and accrued interest	-	132,753	(132,753)	N/A
Total other income (expense), net	59,404	210,757	(151,353)	-71.81%
Loss from continuing operations before income taxes	(15,711,614)	(26,430,699)	10,719,085	-40.56%
Income tax benefit	—	—	—	0.00%
Net loss from continuing operations	$(15,711,614)	$(26,430,699)	$10,719,085	-40.56%

For the Years Ended December 31, 2021 and 2020

Grant Revenue. We recorded grant revenue of $86,987 for the year ended December 31, 2021 compared to $-0- for the year ended December 31, 2020; an increase of $86,987, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development. Research and development expenses were $10,586,144 for the year ended December 31, 2021 compared to $22,107,563 for the year ended December 31, 2020; a decrease of $11,521,419, or 52.1%. This decrease was primarily due to the acquisition of Noachis Terra, Inc. in 2020 which was accounted for as in process R&D expenses and decreases in costs associated with our clinical trial work related to our oral mucositis product candidate under our ECC, reduction in costs associated with contingent consideration, salaries and salary related costs, and our lantibiotic ECC, of $9,955,699, $5,259,901, $678,517, $200,021 and $175,425, respectively. These decreases were partially offset by an increase in costs associated with the advancement of our Terra CoV-2 and NT-CoV2-1 vaccine programs of $4,790,276.

General and Administrative. General and administrative expenses were $5,271,861 for the year ended December 31, 2021 compared to $4,533,893 for the year ended December 31, 2020; an increase of $737,968, or 16.3%. This increase was primarily due to increases in non-employee stock-based compensation, filing fees, board fees, and insurance costs of $439,188, $402,587, $215,749, and $205,523, respectively. These increases were partially offset by decreases in salary and salary related costs and consulting costs of $446,773, and $69,778, respectively.

Other Income (Expense). Other income (expense) was $59,404 for the year ended December 31, 2021 compared to $210,757 for the year ended December 31, 2020; a net change of $151,353. The net change was primarily attributable to the forgiveness of the Payroll Protection Plan loan and accrued interest of $132,753 which occurred in 2020, a decrease in interest income, and an increase in interest expense of $132,753, $13,447, and $5,071, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private and public offerings, debt financing, warrant exercises and grants. As of December 31, 2021, we had an accumulated deficit of $(171,274,128) and we have yet to achieve profitability. We incurred net losses of $(15,711,614) and $(26,430,699) for the years ended December 31, 2021 and 2020, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital to fund our operations. We anticipate that our cash resources as of December 31, 2021, will be sufficient to fund our operations as presently structured through the end of 2022. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. We expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2021	2020
Net cash used in operating activities	$(13,470,212)	$(16,952,864)
Net cash used by investing activities	(43,876)	—
Net cash provided by financing activities	23,140,216	16,324,445
Net decrease in cash and cash equivalents	$9,626,128	$(628,419)

During the years ended December 31, 2021 and 2020, our operating cash flows from operations used cash of $(13,470,212) and $(16,952,864), respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $26,262,129 and $16,640,534 as of December 31, 2021 and 2020, respectively.

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

The Series C Preferred Stock Issuance and Subsequent Redemption

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

In connection with the Precigen Debt Conversion Agreement, we filed a Certificate of Designation and Rights of Series C Non-Convertible Preferred Stock with the Secretary of State of the State of Florida, to be effective November 8, 2017. The number of shares of Preferred Stock designated as Series C Preferred Stock was 1,000.

On January 25, 2018 we paid a dividend on our Series C Preferred Stock of 1.733 shares of additional Series C Preferred Stock, on January 31, 2019 we paid a dividend on our Series C Preferred Stock of 12.208 shares of additional Series C Preferred Stock and on January 27, 2020 we paid a dividend on our Series C Preferred Stock of 19.542 shares of additional Series C Preferred Stock.

On February 11, 2021, we provided a notice of redemption, to the holder of the Company’s Series C Preferred Stock to redeem all outstanding Series C Preferred Stock (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date of March 13, 2021). The Series C Preferred Stock redemption amount of approximately $5.6 million was paid on March 15, 2021 and all outstanding shares of Series C Preferred Stock were cancelled.

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

Since the closing of our underwritten public offering all of the shares of Series D Preferred Stock that were issued have been converted into shares of our common stock in accordance with the terms for conversion and of the warrants issued an aggregate of 10,265,500 Warrants were exercised for cash. In 2018, 9,505,500 shares of Company common stock were issued as a result of the exercise of such Warrants and in 2020, an additional 760,000 shares of Company common stock were issued as a result of the exercise of such Warrants and in 2021 360,000 shares of Company common stock were issued as a result of the exercise of such Warrants. Total proceeds from the exercise of the Warrants are $10,625,500.

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

In 2020, 38,000 shares of Company common stock were issued as a result of the exercise of such short-term warrants and an additional 4,882,114 shares of Company common stock were issued as a result of the exercise of such long-term warrants and in 2021 2,112,573 shares of Company common stock were issued as a result of the exercise of such long-term warrants. Total proceeds from the exercise of the short-term and long-term warrants are $6,323,740.

November 2020 Public Offering.

On November 24, 2020, we closed an underwritten public offering for gross proceeds of approximately $6.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 14,189,189 shares of common stock at a price to the public of $0.37 per share. We granted the underwriter a 45-day option to purchase up to 2,128,378 additional shares of our common stock at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option in full to purchase 2,128,378 additional shares of common stock, which the indicated gross proceeds reflect. We intend to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital. Dr. Frederick Telling who is a Director of the Company, participated in the offering through the purchase of 100,000 shares of the Company’s common stock. Dr. Telling’s participation was approved by the Company’s Audit Committee.

December 2020 Registered Direct Offering.

On December 29, 2020, we closed a registered direct offering for gross proceeds of approximately $6.5 million, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 14,444,444 shares of common stock at a price to the public of $0.45 per share. We intend to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

At-the-Market Program (“ATM Program”)

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock. During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our existing Shelf Registration Statement of approximately $9.6 million. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our directors and officers and employment practices insurance.

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

Future Capital Requirements

Our capital requirements for 2022 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents, provide us with limited liquidity. We believe our existing cash and cash equivalents, will allow us to fund our operating plan through the fourth quarter of 2022. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work on the development of our product candidates and enter into third party agreements in connection therewith, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conduct pre-clinical research for our NT-CoV2-1 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the determination to redeem all or any portion of our outstanding Series C Preferred Stock;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with agreements with third parties we put in place to advance our research and development efforts;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to achieve our milestones under our ECC agreement and licensing arrangements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Tax Loss and Credit Carryforwards

At December 31, 2021, the Company has federal and state tax net operating loss carryforwards of $145,260,353. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of $4,027,180. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2041 unless previously utilized.

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

At December 31, 2021 and 2020, we recorded a 100% valuation allowance against our deferred tax assets of approximately $37,452,000 and $36,580,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Inflation

Inflation affects the cost of raw materials, goods and services that we use. In recent years, inflation has been modest but has recently increased. High energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. Although we cannot precisely determine the effects of inflation on our business, it is management’s belief that the effects on operating results will not be significant. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government-imposed regulations.

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

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms. Management believes that, existing controls were effective and operating properly as designed. During 2021, management believes that the Company maintained a consistent and verifiable financial reporting organization and internal control procedures.

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

Our management, under the supervision of the Interim Principal Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISTICTIONS THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and titles of the Company’s Directors, executive officers, key employees and the position they each hold with the Company.

Name	Age	Position
Dr. Frederick W. Telling, Ph.D.	70	Chairman and Director
Robert C. Koski	63	Director
Charles L. Pope	70	Director
Dr. Alan W. Dunton, M.D.	67	Director
Kimberly M. Murphy	59	Director
Michael Sullivan	65	Interim Principal Executive Officer and Chief Financial Officer, Secretary and Treasurer
Dr. Martin Handfield	51	Senior Vice President Discovery Research

Directors of the Company

Dr. Frederick W. Telling. Dr. Telling was elected Chairman of the Board of Directors on February 4, 2011 and was appointed as Executive Chairman on May 2, 2021 following the resignation of Dr. Joslyn, the Company’s former President and Chief Executive Officer. Dr. Telling has served as a Director since June 2010. Dr. Telling retired from Pfizer Inc. in June 2007 after 30 years of service. At Pfizer Dr. Telling served as its Corporate Vice President and Vice President of Corporate Strategic Planning and Policy. Dr. Telling also serves on the boards of various civic and non-profit organizations. Dr. Telling holds a B.A. degree in History and Economics from Hamilton College and a MA degree in Industrial and Labor Relations and a PhD in Economics and Public Policy from Cornell University.

Dr. Telling brings to our Board an extensive array of business and industry experience as well as experience as a director of public companies.

Charles L. Pope. Mr. Pope has served as a Director since June 2010. Mr. Pope served as the Chief Financial Officer of Palm Bancorp, Inc. from June 2009 to June 2012. From September 2007 through June 2009, Mr. Pope served as the Chief Financial Officer of Aerosonic Inc., a manufacturer of aviation products. Mr. Pope served as the Chief Financial Officer of Reptron Inc., a manufacturer of electronic products, from March 2005 through June 2007. From March 2002 to March 2005, Mr. Pope served as Chief Financial Officer of SRI/Surgical Express, Inc. From February 2001 to March 2002, Mr. Pope served as Chief Financial Officer of Innovaro, Inc. (formerly UTEK Corporation NYSE American: INV) a public company. Mr. Pope currently serves as a director for Trxade Health, Inc. (NASDAQ: MEDS). Mr. Pope served as a director of Innovaro, Inc. from March 2010 to August 2012. Mr. Pope also served as a director of Inuvo, Inc. from July 2008 through July 2018. Prior to this time, Mr. Pope served as a Partner in the Audit and Financial Advisory Consulting Divisions of PricewaterhouseCoopers LLP, and he was also a Partner in the Accounting and SEC Directorate in PricewaterhouseCoopers LLP’s New York City office. Mr. Pope holds a B.S. degree in Economics and Accounting from Auburn University and is a Certified Public Accountant in Florida.

Mr. Pope brings to our Board over three decades of experience in the finance and accounting fields. In addition, Mr. Pope also has experience serving as a director of public companies.

Dr. Alan W. Dunton. Dr. Dunton has served as a Director of Oragenics, Inc. since April 2011. He is the principal owner of Danerius, LLC, a biotechnology consulting company which he founded in 2006. In addition to Oragenics, he is currently a Director of the public biotechnology company, Palatin, Inc. (AMEX: PTN), CorMedix (NASDAQ: CRMD) and Recce Pharmaceuticals (ASX: RCE). Dr. Dunton has held significant senior positions in major pharmaceutical companies. Most recent was from November 2015 through March 2018 as the Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. From January 2007 until March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. In 2005, Dr. Dunton served as the Non-Executive Chairman of the Board of Directors of ActivBiotics, Inc., a private biopharmaceutical company. Previously, he was the President and Chief Executive Officer of Metaphore Pharmaceuticals, Inc. from 2003 until 2006, when it merged with ActivBiotics. From 2004 until 2005, Dr. Dunton served as a member of the board of directors of Vicuron Pharmaceuticals until it was acquired by Pfizer, Inc. In 2002, Dr. Dunton served as President, Chief Operating Officer and a director of Emisphere Technologies, Inc., a biopharmaceutical company. From 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. From 1999 to 2001, Dr. Dunton was President and Managing Director of The Janssen Research Foundation, a Johnson & Johnson company. From 1998 to 1999, he served as Group Vice President of Global Clinical Research and Development of Janssen. Prior to joining Janssen, Dr. Dunton was Vice President of Global Clinical Research and Development at the R.W. Johnson Pharmaceutical Research Institute, also a Johnson & Johnson company. Prior to joining Johnson & Johnson, Dr. Dunton held positions in clinical research and development at Syntex Corporation, CIBA-GEIGY Corporation and Hoffmann La Roche Inc. Dr. Dunton holds a MD degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

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

Kimberly M. Murphy. Ms. Murphy has served as a director since May 2020. Before joining the Company, Ms. Murphy served as Vice President of the Influenza Franchise and Global Vaccine Commercialization Leader at GlaxoSmithKline plc (NYSE: GSK) (“GSK”), where she led the global influenza vaccines business, global pandemic preparedness across vaccines and antivirals, lifecycle management, business development, and global P&L management. Ms. Murphy currently serves as a director of Blue Water Vaccines, Inc. (NASDAQ: BWV) and as a director (chairperson) of Clarus Therapeutics Holdings Inc. (NASDAQ: CRXT). Ms. Murphy also served as Vice President and Global Marketing Head for the shingles vaccine, SHINGRIX. From June 2014 to May 2015, Ms. Murphy was Vice President and Lead for the North America Vaccines Integration Planning Team, responsible for the integration planning of GSK’s acquisition of Novartis AG’s vaccine division. From October 2012 to June 2014, Ms. Murphy served as Vice President of U.S. Vaccines Customer Strategy and from March 2011 to October 2012, she served as the Senior Director of U.S. Influenza Portfolio Strategy. Prior to joining GSK in March 2011, Ms. Murphy worked for Novartis Vaccines and Diagnostics Inc., a division of Novartis AG (NYSE: NVS), as the head of the U.S. Meningococcal Franchise. Before working for Novartis, Ms. Murphy enjoyed a distinguished career at Merck & Co., Inc. (NYSE: MRK). Ms. Murphy has previously served in board and advisory roles for a privately-held vaccine development company, the Biotechnology Industry Organization, the Biodefense Advisory Council, and the Saint Joseph’s University Pharmaceutical & Healthcare Marketing MBA Program. Ms. Murphy holds a B.A. degree in English from Old Dominion University and a M.B.A. degree in Marketing from Saint Joseph’s University. Ms. Murphy has also completed the Marketing Excellence Program at the Wharton School of the University of Pennsylvania.

Ms. Murphy brings to the Company’s Board a wealth of experience in the commercialization and marketing of development-stage vaccine candidates, particularly those created by public companies. Ms. Murphy’s skill will be vital to the Company’s development of a vaccine candidate for SARS-CoV-2.

Executive Management

Michael Sullivan. Mr. Sullivan has served as our Interim Principal Executive Officer from October 30, 2014 until June 5, 2016 and is currently serving as our Interim Principal Executive Officer since May 2, 2021 and as our Chief Financial Officer, Secretary and Treasurer since February 6, 2012. Mr. Sullivan has held senior level financial positions for several publicly and privately held businesses including Utek Corporation, eANGLER, and HSN Direct International Limited. Most recently, he was the Group Financial Officer for the Investigative Services and Litigation Consulting Services segment of First Advantage Corporation a firm specializing in talent acquisition solutions where he streamlined the employee recruitment process. Mr. Sullivan is a Florida Certified Public Accountant. He graduated from the Florida State University with a Bachelor of Science in Accounting and a Master of Business Administration.

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

Audit Committee Financial Expert

The Audit Committee members currently consist of Mr. Charles Pope, Mr. Robert Koski and Dr. Alan Dunton with Mr. Pope serving as Chairman. The Board has affirmatively determined that each such person met the independence requirements for audit committee purposes based on the more stringent independence standards imposed by applicable NYSE American and SEC rules. In addition, the Board of Directors has determined that Mr. Pope is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. In March 2004, the Audit Committee adopted a written charter which was modified on April 24, 2007 and on December 29, 2009. The Company believes that its Audit Committee Charter complies with the requirements related to Sarbanes-Oxley and a current copy of the Audit Committee Charter is available on our website http://ir.oragenics.com/governance-docs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2021.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended December 31, 2021, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers”:

●	Michael Sullivan, our Interim Principal Executive Officer, Chief Financial Officer, and
●	Martin Handfield, our Senior Vice President of Discovery Research.
●	Dr. Alan Joslyn, former President and Chief Executive Officer*

*Dr. Joslyn resigned from the Company on May 2, 2021 and entered into a separation and release agreement with us.

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

At our 2020 Annual Meeting of Shareholders, on an advisory basis, a majority of the shareholders who voted on this matter, approved the compensation of our named executive officers as disclosed in our Proxy Statement. The Compensation Committee believes the views of our shareholders are an important consideration when making decisions regarding our compensation program and will continue to take the views of our shareholders into consideration when assessing our compensation program and making decisions related to the structure and amount of pay.

Business Highlights

This past year was significant for the Company as we further developed our immunization product candidate to combat the novel coronavirus pandemic. Our compensation program in continues to reflect the challenges associated with designing a compensation program at the beginning of the year that addresses pre-clinical work towards the development of a vaccine. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance, and is confident that the decisions made are reflective of this overarching philosophy.

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

Compensation Determination Process

We conduct an annual review of named executive officer compensation, generally in December or January. At the Compensation Committee’s direction, our Chief Executive Officer or Interim Principal Executive Officer prepares an executive compensation review for each named executive officer, other than himself, which may include recommendations for:

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

In accordance with NYSE American requirements, the Compensation Committee also meets in an executive session without the Chief Executive Officer or Interim Principal Executive Officer to consider and make recommendations to our Board of Directors regarding the Chief Executive Officer’s or Interim Principal Executive Officer’s compensation, including base salary, cash bonus and year-end annual stock options. The Compensation Committee also grants year-end stock options to other named executive officers based on, among other factors, recommendations by our Chief Executive Officer or Interim Principal Executive Officer.

In conjunction with the year-end annual compensation review, or as soon as practicable after the fiscal year-end, our Chief Executive Officer or Interim Principal Executive Officer recommends to the Compensation Committee the corporate objectives and other criteria to be utilized for purposes of determining cash bonuses (i) for each named executive officer for the upcoming year (in accordance with that named executive officer’s employment agreement), and (ii) for all other employees as a group. The Compensation Committee in its discretion may revise our Chief Executive Officer’s or Interim Principal Executive Officer’s recommendations or make its own recommendations to our Board of Directors, which may in turn suggest further revisions. At the end of the year, the Compensation Committee, in consultation with our Chief Executive Officer or Interim Principal Executive Officer, reviews performance and determines the extent to which any established goals were achieved.

Setting Compensation for Named Executive Officers - Compensation Committee, Board of Directors and Chief Executive Officer or Interim Principal Executive Officer

The Compensation Committee of our Board of Directors has the primary responsibility for determining compensation of our named executive officers. Our Compensation Committee recommends the compensation of our Chief Executive Officer or Interim Principal Executive Officer and determines all compensation matters for our named executive officers, including base salary, bonuses, and equity compensation. Our Board of Directors, after considering the recommendations of the Compensation Committee, makes the final determination with respect to the compensation of our Chief Executive Officer or Interim Principal Executive Officer. Utilizing input from our Chief Executive Officer or Interim Principal Executive Officer, the Compensation Committee makes an independent decision on compensation for each other named executive officers, although our Compensation Committee has, on occasion, submitted its compensation determinations for named executive officers to our full Board of Directors for its approval.

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

During 2021 our Compensation Committee chair consulted informally with Korn Ferry representatives.

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

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies. The companies in this compensation peer group for 2019 and 2020 were selected by our Compensation Committee in Mach 2019 and reviewed in January 2020, in consultation with Korn Ferry, on the basis of their similarity to us in terms of size, market capitalization, stage of development, research and development spend, industry sector, business strategy, and number of employees.

To analyze the compensation practices of the companies in our compensation peer group, Korn Ferry gathered data from public filings (primarily proxy statements) and from other sources. This market data was then used as a reference point for our Compensation Committee to assess our current compensation levels in the course of its deliberations on forms and amounts of compensation. Given our objective of attracting, retaining, motivating, and rewarding a highly-skilled team of executive officers and other employees, we aim to deliver a total compensation package that is within a competitive range around the median as compared to peers, with an emphasis on equity incentive compensation so as to more effectively tie our named executive officers and employees’ interests to those of our shareholders. In light of this, when undertaking its competitive analysis, our Compensation Committee reviews data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual bonus) and equity compensation. This competitive analysis is one factor, among others, taken into account by our Compensation Committee in assessing current compensation levels and recommending changes to compensation or additional awards of equity. Our Compensation Committee expects to review our compensation peer as it believes necessary to make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group. Due to the small number of employees and executive officers we have, among other factors, our Compensation Committee did not undertake an update to the peer group in 2021.

Our Compensation Committee believes that, given the competitiveness of our industry and our culture, our base compensation, annual cash bonuses and equity programs are flexible enough to reward the achievement of clearly defined corporate goals and are sufficient to retain our existing executive officers and to hire new executive officers with the appropriate qualifications and experience.

Elements of Named Executive Compensation

For 2021, the principal components of compensation for our named executive officers consisted of:

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

2021 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2021 (the “2021 Bonus Plan”). The percentages were weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2021 performance. Under such cash bonus program, Mr. Sullivan, and Dr. Handfield were eligible for cash bonuses of up to 35% and 25% of their respective base salaries, or $80,483, and $51,345 respectively, (each a “Bonus Target”).

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

The executive officers’ actual bonuses for fiscal year 2021 were eligible to exceed 100% of their 2021 Bonus Target percentage in the event performance exceeds the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2021 Bonus Program and the actual amount of such bonus, if any, are at the discretion of the Compensation Committee.

For our former Chief Executive Officer Dr. Joslyn, the bonuses payable were based upon the achievement of the following objectives: (i) Up to 50% of the Bonus Target for financial performance objectives relating to the Company’s preferred stock, raising capital and the Company’s performance; (ii) Up to 45% of the Bonus Target for objectives related to a vaccine development strategic plan and clinical trials; and (iii) Up to 5% of the Bonus Target for objectives related to the Company’s Lantibiotic portfolio. A portion of such bonuses for performance that had been achieved prior to Dr. Joslyn’s resignation was paid to Dr. Joslyn pursuant to his separation agreement with us.

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

Employment Agreements. During 2021, we had employment agreements in effect with Mr. Michael Sullivan, and Dr. Martin Handfield and with our former Chief Executive Officer. We entered into employment agreements with these officers to ensure that they would perform their respective roles with us for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements. In May 2021, we entered into a separation and release agreement with our former Chief Executive Officer, Dr. Joslyn in connection with his resignation. See “Employment Contracts and Change in Control Arrangements.”

2021 Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2021 achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2021 was competitive with other similarly-sized companies. The Compensation Committee took the following key compensation actions in 2021:

Base Salaries

During 2021, we made the following changes in the annual base salaries of our named executive officers.

Name	Annual Salary For 2020	Increase	Annual Salary For 2021
Michael Sullivan	$229,500	$20,500	$250,000
Dr. Martin Handfield	$205,380	$17,820	$223,200

Determination of Cash Bonus-2021

We made performance-based cash bonus awards pursuant to the terms of the 2021 Bonus Plan to Mr. Sullivan and Dr. Handfield of $70,000, and $39,060, respectively, based upon their performance during 2021. These performance-based cash bonus awards were made in January of 2022. As part of Dr. Joslyn’s separation, severance and release agreement, we made a performance-based cash bonus award of $55,126 based upon achieved performance goals during 2021 prior to his resignation. This performance-based cash bonus award was paid over an eight-month period ending December 31, 2021.

Determination of Equity Awards:

We made stock option grants to Dr. Joslyn, Mr. Sullivan, and Dr. Handfield, under the Company’s 2012 Equity Incentive Plan. Dr. Joslyn, Mr. Sullivan, and Dr. Handfield, received grants which are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of grant, to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, at an exercise price of $1.20 per share, the closing price of the Company’s common stock on the grant date, February 18, 2021. In addition, Mr. Sullivan, and Dr. Handfield, received grants which are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of grant, to purchase 150,000 and 75,000 shares of Company common stock, respectively, at an exercise price of $0.49 per share, the closing price of the Company’s common stock on the grant date, December 16, 2021.

The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company.

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

Employment Agreements—Mr. Sullivan, Interim Principal Executive Officer and Chief Financial Officer and Dr. Handfield, Senior Vice President of Discovery Research

We have entered into employment agreements with our Chief Financial Officer, Mr. Michael Sullivan and Dr. Martin Handfield, our Senior Vice-President of Research and Development (the “Employment Agreements”). The annual base salaries provided in the Employment Agreements are payable in installments consistent with our normal payroll practices. Mr. Sullivan and Dr. Handfield are also eligible under the Employment Agreements to receive annual bonuses during the term at the discretion of the Compensation Committee and the Board of Directors with Mr. Sullivan’s employment agreement providing for such a discretionary bonus of up to 35% of his base salary and with Dr. Handfield’s employment agreement providing for a discretionary bonus component, which the Compensation Committee has set as up to 25% of his base salary.

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

The Employment Agreements also each include non-disclosure and Company ownership of invention provisions, as well as a provision providing for the Company to defend and indemnify the executive if the executive is named as a defendant in any lawsuit regarding any action taken within the scope of employment. In the event of a change in control, any stock options or other awards granted (other than performance awards) under our equity incentive plans shall become immediately vested in full and, in the case of stock options, exercisable in full. If the change in control results in an involuntary separation from employment of the executive officer within 180 days following a change in control, the executive officer would be entitled to (i) receive six months of salary and the extension of his benefits (excluding vacation time and paid time off) and (ii) exercise vested options for six months from the date of separation. Under the Employment Agreements, “involuntary separation of employment” means (i) termination without cause, (ii) any reduction in responsibilities of office altering the status of the executive officer as an employee, or (iii) the duplication of the executive officer’s position by an equivalent executive in an acquiring entity.

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

Employment Agreement—Dr. Joslyn Former President and Chief Executive Officer

Dr. Joslyn resigned as our President and Chief Executive Officer effective May 2, 2021. In connection with Dr. Joslyn’s resignation, we entered into a separation, severance and release agreement with Dr. Joslyn which provided for the payment of severance consistent with the terms of his employment agreement with us in the amount of $183,750 over six months in accordance with the Company’s normal payroll practices in addition to his accrued vacation and certain out-placement services. Dr. Joslyn’s employment agreement was terminated in connection with the separation and release agreement. Dr. Joslyn is subject to confidentiality and to covenants not to disclose our confidential information for a period of 12 months from his separation date. If Dr. Joslyn breaches any of these covenants, the Company will be entitled to injunctive relief.

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

Consideration of Stockholder Advisory Vote on Executive Compensation

The Compensation Committee also expects to consider the results of our stockholder advisory vote on executive compensation. At the Company’s previous annual meeting, our shareholders voted in favor of the compensation of our named executive officers: approximately 74.56% of the shares represented in person or by proxy having voted in favor of the program. In light of these results, the Compensation Committee decided to substantially continue the executive compensation program in 2020. The Board of Directors determined that stockholder advisory votes on executive compensation will be submitted to our shareholders annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2021 and 2020 for services in all capacities paid or accrued by the Company to Mr. Michael Sullivan, and our next most highly compensated officers who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2021 (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Michael O. Sullivan	2021	$238,304	$70,000	$—	$367,000	$7,124	$682,428
Interim Principal Executive Officer and Chief Financial Officer	2020	$229,950	$60,361	$—	$235,000	$6,899	$532,210
Dr. Martin Handfield	2021	$209,835	$39,060	$—	$295,600	$6,295	$550,790
Senior Vice President Discovery Research	2020	$205,380	$38,509	$—	$206,800	$6,162	$456,851
Former Officer:
Dr. Alan Joslyn(4)	2021	$178,917	$55,126	$—	$472,000	$218,384	$924,427
President and Chief Executive Officer	2020	$367,500	$137,813	$—	$376,000	$21,326	$902,639

(1)	For Mr. Sullivan and Dr. Handfield, the amounts in this column for 2021 represent a performance-based cash bonus award made pursuant to the terms of the 2021 Bonus Plan which was earned in 2021 and paid in early January 2022.
(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On February 18, 2021, Dr. Joslyn, Mr. Sullivan, and Dr. Handfield were awarded stock options, under the Company’s 2012 Equity Incentive Plan to purchase 400,000, 250,000 and 220,000 shares of Company common stock, respectively, at an exercise price of $1.20 per share, the closing price of the Company’s common stock on the grant date, February 18, 2021. In addition, Mr. Sullivan, and Dr. Handfield, received grants which are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of grant, to purchase 150,000 and 75,000 shares of Company common stock, respectively, at an exercise price of $0.49 per share, the closing price of the Company’s common stock on the grant date, December 16, 2021.The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company. Under Securities and Exchange Commission rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Fair values relating to share grants have been determined under ASC 718 and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes option pricing model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with ASC 718. The stock-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant and the amounts included in the Option Awards column do not reflect compensation actually received by the named executive officers. For information on the assumptions used to calculate the fair value of stock option grants, refer to Note 8 - “Stock Compensation Plan” in our financial statements for the year ended December 31, 2021.

(3)	Amounts in this column for Mr. Sullivan and Dr. Handfield represent the Company’s matching contributions to our Simple IRA retirement plan. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned. For Dr. Joslyn, the amount reflected includes the Company’s matching contributions to our Simple IRA retirement plan, $1,135 which represents amounts reimbursed by the Company for Dr. Joslyn’s expense in commuting to the Company’s headquarters in Tampa, Florida, $183,750 in severance payments (See Note 4), and $29,824 relating to the value of certain previously awarded stock options.
(4)	Dr. Joslyn resigned as our President and Chief Executive Officer effective May 2, 2021. In connection with Dr. Joslyn’s resignation, we entered into a separation, severance and release agreement with Dr. Joslyn which provided for the payment of severance consistent with the terms of his employment agreement with us in the amount of $183,750 over eight months in accordance with the Company’s normal payroll practices, accrued vacation, and a performance-based bonus. Dr. Joslyn’s employment agreement was terminated in connection with the separation and release agreement. Amounts paid to Dr. Joslyn under the separation and release agreement are included under all other compensation.

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

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2021:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Michael O. Sullivan		150,000	(1)	0.49	12/16/2031
Interim Principal Executive Officer and Chief Financial Officer		250,000	(1)	1.20	2/18/2031
	333,333	166,667	(1)	0.48	2/5/2030
	250,000			0.73	9/27/2028
	18,000			1.52	6/22/2028
	17,500			3.70	6/22/2027
	20,000			13.20	3/16/2025
	4,000			8.80	12/8/2024
	2,500			8.60	10/30/2024
	4,500			12.00	2/10/2022
Dr. Martin Handfield		75,000	(1)	0.49	12/16/2031
Senior Vice President of Discovery Research		220,000	(1)	1.20	2/18/2031
	293,333	146,667	(1)	0.48	2/5/2030
	220,000			0.73	9/27/2028
	16,000			1.52	6/22/2028
	14,000			3.70	6/27/2027
	15,000			13.20	3/16/2025
	4,000			8.80	12/8/2024
Dr. Alan Joslyn(2)	200,000			0.48	5/4/2022
Former President and Chief Executive Officer	400,000			0.73	5/4/2022
	28,000			1.52	5/4/2022
	14,000			3.70	5/4/2022
	30,000			5.50	5/4/2022

(1)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
(2)	Pursuant to the terms of the separation, severance and release agreement with Dr. Joslyn that was entered into upon his resignation from the Company, the exercise period for these options was extended to May 4, 2022.

Director Compensation

The Director Compensation program for 2021 consisted of the following:

Non-employee directors

Cash Compensation. The Director compensation program for 2021 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000 and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

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

Our Compensation Committee and our Board of Directors use market data as one means of evaluating and establishing Board remuneration. In 2019 and 2020, the Compensation Committee engaged Korn Ferry, as a compensation consultant to advise the Compensation Committee. From time to time the Compensation Committee seeks the advice for compensation consultants on matters related to executive compensation, board remuneration and related governance matters.

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

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2012 Incentive Plan. In February 2021 the Board considered and made its annual equity awards to non-employee directors of 160,000 stock options each which were awarded under the Company’s 2012 Incentive Plan at an exercise price of $1.20 per share, the closing price on February 18, 2021. The options vested immediately. During December 2021 the Board again considered the annual equity award for the ensuing 2022 year and made an annual equity award to non-employee directors for 2022 of 75,000 stock options each at a price per share of $0.49, the closing price on December 16, 2021. The options vested immediately.

The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company.

Discretionary Awards. As part of the Director Compensation Program, the Board may also make discretionary equity-based awards from time to time under our 2012 Incentive Plan. No discretionary equity-based awards were made in 2021.

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

Long-term Incentive Compensation. The Company did not have a Long-Term Incentive Compensation plan in place performance in 2021 for its Non-Employee Directors.

The following table sets forth the compensation of our non-employee Directors in 2021.

Director Compensation Table

Name	Fees earned or paid in cash (1)	Stock Awards	Option awards (2)	All other compensation (3)	Total
Dr. Frederick W. Telling	$213,855	—	224,800	—	$438,655
Robert C. Koski	$50,000	—	224,800	—	$274,800
Charles L. Pope	$82,500	—	224,800	—	$307,300
Dr. Alan W. Dunton	$106,832	—	224,800	—	$331,632
Kimberley W. Murphy	$116,250	—	224,800	—	$341,050

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2021 in connection with their Board service including any service on committees or service in connection with special committees established by the Board.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On February 18, 2021 and as part of the Company’s non-employee Director Compensation Program, each non-employee Director was awarded stock options, under the Company’s 2012 Equity Incentive Plan to purchase 160,000 shares of Company common stock, respectively, at an exercise price of $1.20 per share, the closing price of the Company’s common stock on the grant date, February 18, 2021. The options vested immediately. On December 16, 2021 and as part of the Company’s non-employee Director Compensation Program, each non-employee Director was awarded stock options, under the Company’s 2012 Equity Incentive Plan to purchase 75,000 shares of Company common stock, respectively, at an exercise price of $0.49 per share, the closing price of the Company’s common stock on the grant date, December 16, 2021. The options vested immediately. As of the end of the year non-employee directors, Telling, Koski, Pope, Dunton and Murphy have aggregate options to acquire, 717,080, 873,620, 873,620, 873,620 and 373,664, respectively and there are no stock awards outstanding for any non-employee director.

(3)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board related meetings.

Employee Directors

The Director Compensation Program provides that employee Directors receive no additional compensation in connection with their board service. There was one employee Director in 2021, Dr. Joslyn, our former President and Chief Executive Officer for portion of the year, and no separate compensation is paid for his service as a director. For a summary of Dr. Joslyn’s compensation see the Summary Compensation Table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of March 8, 2022 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned	Percentage of ownership (2)
Directors and officers
Dr. Frederick W. Telling (3)	1,463,158	1.2%
Robert C. Koski (4)	3,457,964	2.9%
Charles L. Pope (5)	873,620	*
Dr. Alan Dunton (6)	934,881	*
Kimberly Murphy (7)	373,664	*
Michael Sullivan (8)	826,254	*
(All Directors and officers as a group 6 persons)	7,929,541	6.5%

5% shareholder
Joseph Hernandez (9)	9,200,000	7.4%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 8, 2022 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 116,394,806 shares of the Common Stock outstanding as of March 8, 2022. The inclusion in the table above of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(3)	Includes: (i) 717,080 shares able to be acquired pursuant to stock options, and (ii) 150,000 shares able to be acquired upon the exercise of warrants.
(4)	The share amounts include: (i) 1,776,483 shares held by the Koski Family Limited Partnership (“KFLP”) of which Mr. Koski is a general partner; (ii) 300,000 shares able to be acquired by the KFLP upon conversion of Series B Convertible Preferred Stock; (iii) 241,936 shares able to be acquired by the KFLP upon exercise of warrants; (iv) 212,839 shares owned directly by Mr. Koski; (v) 53,086 shares owned directly by trusts for which Mr. Koski serves as sole trustee as follows: the Robert Clayton Koski Trust for the benefit of Anthony James Hunter (10,760 shares); The Robert Clayton Koski Trust for the benefit of Hunter Buchanan Koski (10,760 shares); The Robert Clayton Koski Trust for the benefit of Clayton Ward Bennett (10,000 shares); and The Robert Clayton Koski Trust for the benefit of Robert Edward Koski (10,760 shares) and the Robert Clayton Koski Trust for the benefit of Elyse Margaux Koski (10,806 shares); and (vi) 873,620 shares able to be acquired pursuant to stock options. The address of the KFLP is 3525 Turtle Creek Boulevard #19B, Dallas, TX 75219.
(5)	Includes: 873,620 shares able to be acquired pursuant to stock options.
(6)	Includes: (i) 873,620 shares able to be acquired pursuant to stock options and (ii) 20,000 shares able to be acquired upon the exercise of warrants.
(7)	Includes 373,664 shares able to be acquired pursuant to stock options.
(8)	Includes: 811,999 shares able to be acquired pursuant to stock options and excludes 400,001 shares subject to options that have not vested.
(9)	Based upon information provided by Mr. Hernandez in his Schedule 13D filing with the SEC on January 26, 2021, Mr. Hernandez is the beneficial owner of 9,200,000 shares of Common Stock issuable upon exercise of warrants that became exercisable on May 1, 2021 and are exercisable at an exercise price of $1.25 per share.

.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2021 with respect to the 2012 Equity Incentive Plan as amended (the “2012 Plan”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2012 Equity Incentive Plan	6,724,402	$0.95	528,308
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—
Total:	6,724,402	$0.95	528,308

(1)	The Company’s Board of Directors approved a new 2021 Equity Incentive Plan (the “2021 Plan”) and it was submitted to shareholders for approval in connection with the Company’s 2020 annual meeting of shareholders. On February 25, 2022 the shareholders approved the 2021 Plan which is the successor to our 2012 Plan. The 2021 Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 10,000,000 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Plan as of immediately prior to the effective date of the 2021 Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Plan that may become available for issuance under the 2021 Plan, as such shares become available from time to time.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Stock Purchase Agreement-Acquisition of Noachis Terra Inc.

On May 1, 2020, we entered into a Stock Purchase Agreement with Mr. Joseph Hernandez, the sole shareholder of Noachis Terra, pursuant to which we acquired one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra (the “Transaction”). In exchange, Mr. Hernandez, received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 was applied to extinguish Noachis Terra’s pre-Transaction liabilities (a portion of which were due to Mr. Hernandez); (ii) 9,200,000 restricted shares of our Common Stock; and (iii) warrants to purchase 9,200,000 shares of our Common Stock, which warrants carry an exercise price of $1.25 per share, a five-year term, and are currently exercisable.

In addition to the above consideration, Mr. Hernandez was entitled to receive contingent consideration based upon the exercise of certain of our outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90; and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding. The warrants with an exercise price of $0.75 expired on May 14, 2020 pursuant to their terms.

Pursuant to the Stock Purchase Agreement, within thirty (30) days of the Transaction’s closing, we filed with the Securities and Exchange Commission a registration statement covering the 9,200,000 shares of the Company’s Common Stock and the warrants to purchase 9,200,000 shares of the Company’s Common Stock, which was filed on May 29, 2020 and declared effective on June 30, 2020.

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

The Company intends to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

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

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Mayer Hoffman McCann P.C. (“MHM”), in the categories indicated during each of the past two fiscal years ended December 31:

Services Rendered	2021	2020
Audit Fees (1)	$142,750	$154,250
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,005	6,800
All Other Fees (4)	—	—
	$149,755	$161,050

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.
(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.
(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.
(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C.

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

(c)	Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

4.1	Specimen Stock Certificate	10-K	001-32188	4.1	3/29/19

4.2	Amended and Restated Warrant Form	8-K	001-32188	4.1	8/1/17

4.3	Form of Common Stock Warrant	8-K	001-32118	4.1	11/9/17

4.4	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.5	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.6	Warrant Agency Agreement	8-K	001-32188	4.2	7/17/18

4.7	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

4.8	Warrant dated May 1, 2020	8-K	001-32188	4.1	5/4/20

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.1	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.2	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.3	Second Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated June 7, 2019 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.15	3/4/20

10.4	Non-exclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases, an institute within the National Institutes of Health.*	10-Q	001-32188	10.2	8/14/20

10.5	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.6	NRC Technology License Amendment 2					X

10.7	NRC Technology License Amendment 3					X

10.8	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.9	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.10	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17
10.11	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18
10.12	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.13	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.14	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.15	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.16	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	10-K	001-32188	10.23	3/4/20

10.17	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.18	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015. +	8-K	001-32188	10.1	2/25/15

10.19	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.20	2021 Equity Incentive Plan+	8-K	001-3288	10.1	2/28/22
10.21	Form Stock Option Award Agreement (Directors)+	8-K	001-3288	10.2	2/28/22
10.22	Form Stock Option Award Agreement (Employees)+	8-K	001-3288	10.3	2/28/22
10.23	Form Stock Option Award Agreement (Consultants)+	8-K	001-3288	10.4	2/28/22

21.1	Subsidiaries of Registrant					X

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2022

ORAGENICS, INC.

By:	/s/ Michael O. Sullivan
Michael O. Sullivan
Interim Principal Executive Officer and Chief Financial Officer

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

Signature	Title	Date

/s/ Michael O. Sullivan	Interim Principal Executive Officer and Chief Financial Officer (Principal	March 24, 2022
Michael O. Sullivan	Accounting and Financial Officer)

/s/ Robert C. Koski	Director	March 24, 2022
Robert C. Koski

/s/ Frederick W. Telling	Chairman and Director	March 24, 2022
Frederick W. Telling

/s/ Charles L. Pope	Director	March 24, 2022
Charles L. Pope

/s/ Alan W. Dunton	Director	March 24, 2022
Alan W. Dunton

/s/ Kimberly M. Murphy	Director	March 24, 2022
Kimberly M. Murphy

Oragenics, Inc.

Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Oragenics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oragenics, Inc. (“Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2005

St. Petersburg, FL

March 24, 2022

Oragenics, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,265,703	$17,639,575
Other receivables	6,987	—
Prepaid expenses and other current assets	434,699	343,106
Total current assets	27,707,389	17,982,681
Property and equipment, net	45,708	42,713
Operating lease right-of-use assets	477,882	655,138
Total assets	$28,230,979	$18,680,532
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$947,574	$937,020
Short-term notes payable	303,416	228,227
Operating lease liabilities	194,270	176,900
Total current liabilities	1,445,260	1,342,147

Long-term liabilities
Operating lease liabilities	299,520	493,790
Total long-term liabilities	299,520	493,790

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 and 9,417,000 Series A shares, 6,600,000 and 6,600,000 Series B shares, -0- and 133.483 Series C shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,656,713	7,174,854
Common stock, $0.001 par value; 200,000,000 shares authorized 116,394,806 and 91,766,928 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	116,395	91,767
Additional paid-in capital	194,987,219	164,022,957
Accumulated deficit	(171,274,128)	(154,444,983)
Total shareholders’ equity	26,486,199	16,844,595
Total liabilities and shareholders’ equity	$28,230,979	$18,680,532

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Grant revenue	$86,987	$—

Operating expenses:
Research and development	10,586,144	22,107,563
General and administrative	5,271,861	4,533,893
Total operating expenses	15,858,005	26,641,456
Loss from operations	(15,771,018)	(26,641,456)
Other income (expense):
Interest income	75,847	89,294
Interest expense	(15,756)	(10,685)
Local business tax	(1,357)	(2,400)
Other income	670	1,795
Forgiveness of Paycheck Protection Program loan and accrued interest	—	132,753
Total other income, net	59,404	210,757
Loss before income taxes	(15,711,614)	(26,430,699)
Income tax benefit	—	—
Net loss	$(15,711,614)	$(26,430,699)
Basic and diluted net loss per share	$(0.14)	$(0.47)
Shares used to compute basic and diluted net loss per share	112,919,688	56,531,246

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	46,124,803	$46,125	16,017,113.941	$6,513,396	$138,024,957	$(127,352,826)	$17,231,652
Compensation expense relating to option issuances	—	—	—	—	1,491,165	—	1,491,165
Issuance of common stock from warrant exercise	5,680,114	5,680	—	—	5,176,723	—	5,182,403
Series C dividend	—	—	19.542	661,458	—	(661,458)	—
Issuance of common stock and warrants for the acquisition of Noachis Terra	9,200,000	9,200	—	—	8,021,499	—	8,030,699
November 2020 public offering of common stock-net of expenses	16,317,567	16,318	—	—	5,383,057	—	5,399,375
December 2020 public offering of common stock-net of expenses	14,444,444	14,444	—	—	5,925,556	—	5,940,000
Net loss	—	—	—	—	—	(26,430,699)	(26,430,699)
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,688,022	—	1,688,022
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C Redemption			(166.499)	(5,635,672)	—	—	(5,635,672)
ATM Offering-net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,473	—	—	2,258,864	—	2,261,337
Issuance of common stock from option exercise	756,540	756	—	—	362,383	—	363,139
Net loss	—	—	—	—	—	(15,711,614)	(15,711,614)
Balances at December 31, 2021	116,394,806	$116,395	16,017,000.000	$2,656,713	$194,987,219	$(171,274,128)	$26,486,199

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,711,614)	$(26,430,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,237	51,705
Stock-based compensation expense	1,688,022	1,491,165
Stock issued for purchase of Noachis Terra	—	8,030,699
Forgiveness of Paycheck Protection Program loan and accrued interest	—	(132,753)
Changes in operating assets and liabilities:
Other receivables	(6,987)	—
Prepaid expenses and other current assets	508,576	640,749
Accounts payable and accrued expenses	10,554	(603,730)
Net cash used in operating activities	(13,470,212)	(16,952,864)
Cash flows from investing activities:
Purchase of property and equipment	(43,876)	—
Net cash used in investing activities	(43,876)	—
Cash flows from financing activities:
Borrowings under short-term notes payable	—	132,088
Payments on short-term notes payable	(524,980)	(329,421)
Redemption of Series C Preferred stock	(5,635,672)	—
Proceeds from issuance of common stock for stock option exercise	363,139	—
Proceeds from issuance of common stock for warrant exercise	2,261,337	5,182,403
Net proceeds from issuance of common stock	26,676,392	11,339,375
Net cash provided by financing activities	23,140,216	16,324,445
Net increase (decrease) in cash and cash equivalents	9,626,128	(628,419)
Cash and cash equivalents at beginning of the year	17,639,575	18,267,994
Cash and cash equivalents at end of the year	$27,265,703	$17,639,575
Supplemental disclosure of cash flow information:
Interest paid	$15,756	$10,020
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$600,169	$413,784
Stock dividend on Series C preferred stock	$1,117,531	$661,458

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1. Basis of Presentation

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996; however, operating activity did not commence until 1999. We are focused on the creation of the NT-CoV2-1 immunization product candidate to combat the novel coronavirus pandemic and the further development of effective treatments for novel antibiotics against infectious disease.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $(15,711,614) and used cash of $13,470,212 in its operating activities during the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $(171,274,128) and cash flows from operations were negative throughout 2021.

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, preferred stock, warrant exercises, income earned on grants and interest income. From 2012 through 2021, the Company raised approximately $92 million in gross proceeds ($12.5 million and $27.8 million in fiscal year 2020 and 2021 respectfully) from various public and private offerings of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2021, will be sufficient to meet the business objectives, as presently structured, through the fourth quarter of 2022. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern for 12 months from the issuance of these consolidated financial statements.

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

Other Receivables

Other receivables are recorded at their net realizable value and consist of amounts due for reimbursable expenses relating to work performed under the terms of the Company’s federal grant.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants or warrants do not vest at the grant date they are subject to forfeiture.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2021, and 2020.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2021, the uninsured portion of this balance was $27,015,703. As of December 31, 2020, the uninsured portion of this balance was $17,389,575.

Grant Revenue

Grant revenues are derived from a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034. The Company recognizes grant revenue as reimbursable grant costs are incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expenses in the accompanying consolidated statement of operations.

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

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2021 and 2020:

	2021	2020
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	869,655	944,657
Leasehold improvements	487,871	487,871
Office and computer equipment	294,236	302,825
	1,672,504	1,756,095
Accumulated depreciation and amortization	(1,626,796)	(1,713,382)
Property and equipment, net	$45,708	$42,713

Depreciation and amortization expense for the years ending December 31, 2021 and 2020 was $41,237 and $51,705 respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2021 and 2020:

	2021	2020
Accounts payable trade	$854,983	$330,379
Bonus	—	247,683
Professional fees	20,880	84,251
Vacation	57,731	158,721
Consulting fees	13,980	115,986
Total accounts payable and accrued expenses	$947,574	$937,020

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2021 and 2020:

	2021	2020
Directors’ and officers’ liability insurance financing of $600,169 and $413,784 due in monthly installments of $61,496 and $38,638 including principal and interest at 5.34% and 5.39% through May 24, 2022 and June 28, 2021, respectively	$303,416	$228,227

The Company also maintains a product liability insurance policy which has been renewed in subsequent periods without premium financing.

7. Shareholders’ Equity

Common Stock

Acquisition of Noachis Terra

On May 1, 2020, the Company issued 9,200,000 shares of common stock as partial consideration for its acquisition of Noachis Terra Inc.

November 2020 Public Offering

On November 24, 2020, the Company announced the closing of an underwritten public offering for gross proceeds of approximately $6.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering was comprised of 14,189,189 shares of common stock at a price to the public of $0.37 per share. The Company granted the underwriter a 45-day option to purchase up to 2,128,378 additional shares of common stock of the Company at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option in full to purchase 2,128,378 additional shares of common stock, which the indicated gross proceeds reflect. The Company intends to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital. Dr. Frederick Telling who is a Director of the Company, participated in the offering through the purchase of 100,000 shares of the Company’s common stock. Dr. Telling’s participation was approved by the Company’s Audit Committee.

December 2020 Registered Direct Offering

On December 29, 2020, the Company announced the closing of a registered direct offering for gross proceeds of approximately $6.5 million, prior to deducting placement agent fees and offering expenses payable by the Company. The offering was comprised of 14,444,444 shares of common stock at a price to the public of $0.45 per share. The Company intends to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

Shares issued under At-The-Market program

During the three months ended March 31, 2021, the Company issued 21,398,765 shares of common stock under its ATM Program which generated gross proceeds of approximately $27.8 million, The Company intends to use the net proceeds of the offering primarily to continue funding its pre-clinical development of its SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and its lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

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

During the three months ended March 31, 2021, the Company issued 2,472,573 shares of common stock as the result of the exercise of certain outstanding warrants which generated gross proceeds of approximately $2.3 million.

During the nine months ended September 30, 2021, the Company issued 756,540 shares of common stock in connection with the exercise of stock options which generated gross proceeds of $363,139.

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

The Series C Non-Voting, Non- Convertible Preferred Stock and Redemption

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

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2021 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$3.10	48,387	48,387	9/19/2022
$3.10	462,106	462,106	5/10/2024
$3.10	602,414	602,414	7/25/2024
$3.10	1,064,518	1,064,518	11/8/2024
$2.00	900,000	900,000	4/10/2023
$1.00	3,174,500	3,174,500	7/17/2025
$0.90	2,588,647	2,588,647	3/25/2024
$1.25	9,200,000	9,200,000	5/1/2025
	18,040,572	18,040,572

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

8. Stock Compensation Plan

The Company originally adopted the Oragenics, Inc. 2002 Stock Option and Incentive Plan (the “Stock Incentive Plan”) in September 2002 which was subsequently amended on several occasions until it was amended and restated as the Company’s 2012 Equity Incentive Plan, as amended (the “2012 Incentive Plan”). The aggregate number of shares of the Company’s common stock currently authorized pursuant to its Plan, as amended, is 8,250,000 and the Company’s Plan, as amended continues to provide that the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year is 1,000,000 shares. The Plan also provides that the maximum number of shares that may be subject to awards (other than stock options and stock appreciation rights) intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code that may be granted to any individual in one calendar year is 1,000,000 shares (however, the exception for “performance-based compensation” under Code Section 162(m) was repealed in the Tax Cuts and Jobs Act of 2017, unless the awards intended to qualify for such exception were granted before November 2, 2017). As of December 31, 2021, an aggregate of 6,724,402 shares of common stock are covered by outstanding option awards and 528,305 shares of common stock are available for future awards under the Plan.

The purpose of the 2012 Incentive Plan is to advance the interests of the Company by affording certain employees and directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2012 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options can generally vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2021, and 2020, the Company had not awarded any stock appreciation rights under the 2012 Incentive Plan.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021 and 2020:

	2021	2020
Expected dividend yield	0%	0%
Weighted-average expected volatility	146-149%	149-150%
Weighted-average risk-free interest rate	1.29-1.48%	0.61-1.66%
Expected life of options	10 years	10 years

Total compensation cost related to stock options was $1,688,022 and $1,491,165 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $401,783 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of approximately two years.

The following table represents stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,801,349	$0.90	8.52	$2,773
Expired	(2,180)	19.13
Forfeited	(638,227)	1.20
Granted	2,320,000	1.01
Exercised	(756,540)	0.48
Outstanding at December 31, 2021	6,724,402	$0.95	7.99	$2,773
Exercisable at December 31, 2021	5,702,734	$0.97	7.80	$2,773

The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31, 2021 and 2020:

	2021	2020
Weighted average grant date fair value of stock options granted per share	$0.99	$0.49
Intrinsic value of stock options exercised	$117,211	—
Grant date fair value of stock options that vested	$1,775,810	$1,212,483

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

NRC License

On July 26, 2021, the Company entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC grants to the Company a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on behalf of the Company to be used and sold, worldwide, by the Company. The License Agreement was subsequently amended to include the Delta and Omicron variants. In addition, the Company subsequently amended the License Agreement to broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof.

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

Exclusive Channel Collaboration Agreement (“Lantibiotic ECC”):

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

The Company is focusing on its continuing independent research and development efforts relative to lantibiotics in order to identify new compounds to pursue.

10. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2021 and 2020 were $27,657 and $37,407 respectively.

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Current	$—	$—
Deferred	870,941	6,482,623
Valuation Allowance	(870,941)	(6,482,623)
Total provision for income taxes	$—	$—

At December 31, 2021 and 2020, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforward	$36,340,873	$35,740,882
Accrued vacation	19,454	41,361
Non-qualified stock compensation	1,091,576	798,719
Restricted stock	-	-
Total deferred tax assets, net	37,451,903	36,580,962
Less valuation allowance	(37,451,903)	(36,580,962)
Total net deferred taxes	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2021 and 2020:

	2021	2020
Income tax benefit computed at statutory federal rate of 21% and 21%, respectively	$(3,299,439)	$(5,550,447)
State income tax benefits, net of federal expense/benefit	(682,670)	(1,148,414)
Change in valuation allowance	870,941	6,482,623
Non-deductible expenses	2,821,537	740
Other	289,631	215,498
Total	$—	$—

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

Accordingly, a valuation allowance of $37,451,903 and $36,580,962 has been provided in the accompanying consolidated financial statements as of December 31, 2021 and 2020, respectively. The 2021 net change in valuation allowance related to deferred tax assets was an increase of $870,941 primarily relating to net operating loss carryforwards. The 2020 net change in valuation allowance related to deferred tax assets was an increase of $6,482,623 primarily relating to net operating loss carryforwards and a change in the effective tax rate.

At December 31, 2021, the Company has federal and state tax net operating loss carryforwards of $145,260,353. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of $4,027,180. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2041 unless previously utilized.

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

For the years ended December 31, 2021 and 2020, the Company incurred $509,320 and $1,129,848, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida and Pennsylvania. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$2,804,721
Additions based on tax positions related to the current year	1,129,848
Additions for return-to-provision true-up	108,136
Balance as of December 31, 2020	$4,042,705
Additions based on tax positions related to the current year	509,320
Reductions for the tax positions of prior years	(524,845)
Balance as of December 31, 2021	$4,027,180

Included in the balance at December 31, 2021 and 2020, are $4,027,180 and $4,042,705, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2021 and 2020 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

12. Commitments and Contingencies

Additional Consideration-Noachis Terra Inc.(“NTI”) Acquisition.

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

As a result of the warrant exercises in 2020, the Company paid $1,220,781 of additional consideration to the sole former shareholder of NTI. The additional consideration payment is included in research and development expenses.

During the three months ended March 31, 2021, 2,472,573 warrants were exercised as follows: (i) 360,000 shares at an exercise price of $1.00 per share and (ii) 2,112,573 at an exercise price of $0.90 per share. See Note 7. Shareholders’ Equity.

As a result of the warrant exercises in 2021, the Company paid $542,263 of additional consideration to the sole former shareholder of NTI. The additional consideration payment is included in research and development expenses.

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

NRC License

On July 26, 2021, the Company entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC grants to the Company a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on behalf of the Company to be used and sold, worldwide, by the Company. The company announced on December 20, 2021, that the license was extended to include the Omicron variant. On February 3, 2022, the Company broadened the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof.

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

Leases

Lab Facility-Alachua. The Company’s Alachua facility is being leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments range from $9,641 per month to $10,851 per month. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. Total rental expense for the Alachua facility during the year ended December 31, 2021 was approximately $165,000. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2020. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. Under the amended lease agreement, the rental payments range from $4,524 per month to $4,800 per month. Total rent expense under this lease was approximately $63,000 for the year ended December 31, 2021.

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Weighted Average Remaining Lease Term In Years
Operating leases	2.45	3.46

Weighted Average Discount Rate
Operating leases	5.70%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2022	217,379
2023	169,657
2024	146,718
Total	$533,754
Less: Imputed interest	(39,964)
Present value of lease liabilities	$493,790

The cost component of operating leases is as follows:

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Operating lease cost	$228,231	$226,090
Short-term lease cost	1,036	2,149
Total lease cost	$229,267	$228,239

Supplemental cash flow information related to operating leases is as follows:

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(227,753)	$(255,681)

13. Subsequent Events

On February 25, 2022 we held our annual meeting of shareholders for 2020 at which time our shareholders approved: (i) the adoption of an amendment to our Amended and Restated Articles of Incorporation to provide for a reduced quorum requirement of one-third (1/3) of shares entitled to vote represented in person or by a proxy, in order to constitute a meeting of shareholders; (ii) the adoption of an amendment to our Amended and Restated Articles of Incorporation which increased the number of authorized shares of our Common Stock from 200,000,000 shares of Common Stock to 250,000,000 shares of Common Stock; and (iii) the adoption of our new 2021 Equity Incentive Plan which succeeds the Company’s 2012 Plan

