Form 10-Q
period 2022-03-31
ORAGENICS INC
filed 2022-05-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2022, there were 116,394,806 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,372,463	$27,265,703
Other receivables	—	6,987
Prepaid expenses and other current assets	277,473	434,699
Total current assets	21,649,936	27,707,389
Property and equipment, net	121,845	45,708
Operating lease right-of-use assets	431,961	477,882
Total assets	$22,203,742	$28,230,979
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,094,052	$947,574
Short-term notes payable	122,175	303,416
Operating lease liabilities	192,535	194,270
Total current liabilities	1,408,762	1,445,260

Long-term liabilities:
Operating lease liabilities	253,928	299,520
Total long-term liabilities	253,928	299,520

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 Series A shares, 6,600,000 Series B shares, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,656,713	2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, 116,394,806 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	116,395	116,395
Additional paid-in capital	195,077,466	194,987,219
Accumulated deficit	(177,309,522)	(171,274,128)
Total shareholders’ equity	20,541,052	26,486,199
Total liabilities and shareholders’ equity	$22,203,742	$28,230,979

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Grant revenue	$15,083	$-

Operating expenses:
Research and development	4,738,062	3,260,904
General and administrative	1,331,549	1,976,576
Total operating expenses	6,069,611	5,237,480
Loss from operations	(6,054,528)	(5,237,480)
Other income (expense):
Interest income	11,906	20,033
Interest expense	(3,246)	(2,568)
Local business tax	(490)	(600)
Miscellaneous income	10,964	670
Total other income, net	19,134	17,535
Loss before income taxes	(6,035,394)	(5,219,945)
Income tax benefit	—	—
Net loss	$(6,035,394)	$(5,219,945)
Basic and diluted net loss per share	$(0.05)	$(0.05)
Shares used to compute basic and diluted net loss per share	116,394,806	102,973,369

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	116,394,806	$116,395	16,017,000.000	$2,656,713	$194,987,219	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(6,035,394)	(6,035,394)
Balances at March 31, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,077,466	$(177,309,522)	$20,541,052

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	$115,638	16,017,000.000	$2,656,713	$194,060,575	$(160,782,459)	$36,050,467

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,035,394)	$(5,219,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,468	12,725
Gain on sale of property and equipment	(10,964)	—
Stock-based compensation expense	90,247	1,123,761
Changes in operating assets and liabilities:
Other receivables	6,987	—
Prepaid expenses and other current assets	157,226	120,311
Accounts payable and accrued expenses	146,478	(364,281)
Net cash used in operating activities	(5,636,952)	(4,327,429)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	—
Purchase of property and equipment	(87,047)	—
Net cash used in investing activities	(75,047)	—
Cash flows from financing activities:
Payments on short-term notes payable	(181,241)	(113,346)
Redemption of Series C Preferred stock	—	(5,635,672)
Proceeds from issuance of common stock for warrant exercise	—	2,261,336
Net proceeds from issuance of common stock	—	26,676,392
Net cash provided by (used in) financing activities	(181,241)	23,188,710
Net increase (decrease) in cash and cash equivalents	(5,893,240)	18,861,281
Cash and cash equivalents at beginning of period	27,265,703	17,639,575
Cash and cash equivalents at end of period	$21,372,463	$36,500,856
Supplemental disclosure of cash flow information:
Interest paid	$3,246	$2,568
Non-cash investing and financing activities:
Stock dividend on Series C Preferred stock	$—	$1,117,531

See accompanying notes.

Oragenics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November, 1996; however, operating activity did not commence until 1999. We are focused on the development of the NT-CoV2-1 intranasal vaccine candidate to combat the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”) coronavirus pandemic and the further development of effective treatments for novel antibiotics against infectious disease.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2022 and December 31, 2021 (audited) and three months ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2022, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022, or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $6,035,394 and used cash of $5,636,952 in its operating activities during the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $177,309,522.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at March 31, 2022 will be sufficient to meet the business objectives as presently structured through the fourth quarter of 2022. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2022, that have had, or are expected to have, a material impact on our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal area of estimation reflected in the consolidated financial statements is stock-based compensation.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes pricing model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, or warrants do not vest at the grant date they are subject to forfeiture.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2022, the uninsured portion of this balance was $21,122,463. As of December 31, 2021, the uninsured portion of this balance was $27,015,703.

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

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Research and development	$39,455	$30,927
General and administrative	50,792	1,092,834
Total Stock-based compensation	$90,247	$1,123,761

The following table summarizes the stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2021	6,724,402	$0.95	7.99	$2,773
Granted	—	—	—	$—
Exercised	—	—	—	$—
Forfeited	(54,498)	1.53	—	$—
Outstanding at March 31, 2022	6,669,904	$0.95	7.75	$—

Exercisable at March 31, 2022	5,961,568	$0.96	7.61	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2021 and March 31, 2022, respectively.

Total unrecognized compensation cost related to unvested stock options was $311,534 as of March 31, 2022 and is expected to be recognized over a weighted-average period of less than two years.

On February 25, 2022, the Company held its reconvened Annual Meeting. At the Annual Meeting, the shareholders of the Company approved and ratified the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) Which is a successor to the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). The 2021 Plan was originally approved by the Company’s Board of Directors on March 13, 2021. The 2021 Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 10,000,000 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Equity Incentive Plan (the “2012 Plan”) as of immediately prior to the effective date of the 2021 Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Plan that may become available for issuance under the 2021 Plan, as such shares become available from time to time. As of March 31, 2022, 10,582,806 shares of common stock are available for future awards under the 2021 Plan.

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

A summary of warrant activity for the year ended December 31, 2021 and the three months ended March 31, 2022 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2020	20,513,145	$1.36
Granted	—	—
Exercised	(2,472,573)	0.91
Expired	—	—
Balance - December 31, 2021	18,040,572	1.42
Granted	—	—
Exercised	—	—
Expired	—	—
Balance - March 31, 2022	18,040,572	$1.42

The warrants outstanding as of March 31, 2022 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$3.10	48,387	9/19/2022
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	3,174,500	7/17/2025
$0.90	2,588,647	3/25/2024
$1.25	9,200,000	5/1/2025
	18,040,572

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

6. Short-Term Notes Payable

As of March 31, 2022 and December 31, 2021, the Company had $122,175 and $303,416, respectively, in short-term notes payable for the financing of various insurance policies.

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

7. Commitments and Contingencies

Additional Consideration-NTI Acquisition

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

During the three months ended March 31, 2021, 2,472,573 warrants were exercised as follows: (i) 360,000 shares at an exercise price of $1.00 per share and (ii) 2,112,573 at an exercise price of $0.90 per share. See Note 8. Shareholders’ Equity.

As a result of the warrant exercises in 2021, the Company paid $542,263 of additional consideration to the sole former shareholder of NTI. The additional consideration payment is included in research and development expenses.

During the three months ended March 31, 2022, no warrants were exercised that resulted in the payment of additional consideration to the sole former shareholder of NTI.

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

Corporate Office – Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expired on February 29, 2020. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. Under the amended lease agreement, the rental payments range from $4,524 per month to $4,800 per month.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term In Years
Operating leases	2.21	2.45

Weighted Average Discount Rate
Operating leases	5.70%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2022	$163,244
2023	169,656
2024	146,718
Total	$479,618
Less: Imputed interest	(33,155)
Present value of lease liabilities	$446,463

The cost component of operating leases is as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating lease cost	$57,129	$56,964
Short-term lease cost	1,634	611
Total lease cost	$58,763	$57,575

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,535	$56,554

8. Shareholders’ Equity

Common Stock

The Company’s Board of Directors and the Company’s shareholders, at its reconvened 2020 Annual Meeting on February 25, 2022, approved an amendment to our Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of common stock from 200,000,000 shares to 250,000,000 shares.

During the three months ended March 31, 2022, the Company issued no shares of common stock.

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

Preferred Stock

Series C Non-Voting, Non-Convertible, Preferred Stock Dividend and Redemption

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

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 24, 2022.

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

Overview

We are a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms. Our lead product (NT-CoV2-1) is an intranasal vaccine candidate to prevent coronavirus disease 2019 (“COVID-19”) from the SARS-CoV-2 virus and variants thereof. The NT-CoV2-1 program leverages coronavirus spike protein research licensed from the National Institute of Health and the National Research Council of Canada with a focus on reducing viral transmission and offering a more patient-friendly intranasal administration. Our lantibiotics program features a novel class of antibiotics against bacteria that have developed resistance to commercial antibiotics.

Our SARS-CoV-2 Vaccine Product Candidate - NT-CoV2-1

Following our May 2020 acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) we are focused on the development and commercialization of a vaccine product candidate to provide long-lasting immunity from SARS-CoV-2, which causes COVID-19. Noachis Terra is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2. Since the acquisition we have conducted testing in animal models, including SARS-CoV-2 challenge studies in hamsters, using specific formulations for intramuscular administration (our Terra CoV-2 vaccine candidate) and intranasal administration (our NT-CoV2-1 vaccine candidate), both based on the NIAID pre-fusion stabilized spike protein antigens. Following consideration of a number of factors, including but not limited to the competitive landscape, we determined to bring the intranasal vaccine candidate NT-CoV2-1, into further development due to the greater differentiation versus current COVID-19 vaccines and the potential benefits of intranasal over intramuscular administration. We believe these benefits could include a higher reduction of transmission of SARS-CoV-2 and would offer a needle-free delivery option. We therefore are currently focusing our development efforts on our more highly differentiated NT-CoV2-1 vaccine candidate.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2, which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In late April of 2022, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 505 million and the number of deaths directly attributed to COVID-19 have exceeded 6.2 million. Pfizer/-BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. We believe given the size of the worldwide pandemic that even with additional vaccines projected to be available in the months ahead, there will be demand for the highly differentiated NT-CoV2-1 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health issue. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this issue.

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

The NIH’s pre-clinical study shows that this spike protein, adjuvanted with the mouse specific TLR-4-agonist Sigma Adjuvant System (“SAS”, a TLR-4 agonist) that induces T cell activation), generates neutralizing antibody titers in both a pseudovirus neutralization assay and a plaque reduction neutralization titer (PRNT) assay. Recently released information indicated that pretreatment of mice with the NIH-created COVID-19 spike protein in combination with the SAA adjuvant completely inhibited viral growth in the nasal cavities and lungs of infected animals compared to unvaccinated control animals. In October 2020, we received feedback to our Type B Pre-IND Meeting Request from the FDA. The response indicated that the FDA broadly supported our planned approach to the pre-clinical program that would support the clinical development of the Terra CoV-2 vaccine. Due to our current focus on our intranasal vaccine candidate, we have submitted a request to the FDA for a type B Pre-IND Meeting Request to discuss NT-CoV2-1, which is expected to occur by mid-July 2022.

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

Through assessment of a variety of factors including evolving variants and available vaccines in use, we have determined to focus our development efforts on the intranasal delivery of our vaccine product candidate, NT-CoV2-1, which is more highly differentiated than the currently available and late-stage COVID-19 vaccines. As a result, we expect to file an IND application with the FDA upon completion of our pending toxicology study and to thereafter commence a Phase 1 clinical study with NT-CoV2-1, the protocol for which is currently under development.

We expect to use our currently available cash resources to continue to advance the development of NT-CoV2-1 through IND-enabling studies, including immunogenicity, viral challenge studies, toxicology studies, and the Phase 1 trial with further clinical development being contingent upon the receipt of additional funding, including non-dilutive government grant funding which we continue to pursue, or partnering or out-licensing opportunities.

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

In October 2021, we were awarded a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics”, R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at Florida International University (FIU). The grant provides the Company with funding to develop novel lantibiotics for the treatment of ESKAPE pathogens (defined as Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter spp.).

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

Product/Candidate	Description	Application	Status

NT-CoV2-1	Intranasal vaccine candidate (recombinant protein + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Terra CoV-2	Intramuscular vaccine candidate (recombinant protein + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Antibiotics	Semi-synthetic analogs of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Pre-clinical

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

Our management has closely monitored the impact of COVID-19 on our business operations. Due to stay-at-home orders in the United States, we have instituted a work-from-home plan for our employees. We have no plans to furlough employees at this time. However, the Company is dependent on its workforce to deliver and advance its research. While expected to be temporary, prolonged workforce disruptions may negatively impact future operations in fiscal year 2022 and the Company’s overall liquidity.

To date, we and our development partners, have been able to conduct ordinary operations at or near normal levels and do not currently anticipate any interruptions for the foreseeable future. However, there could be additional repercussions for our operations, particularly for the initial development of our Nt-CoV2-1 product candidate, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, the broad emergency use authorization of vaccines, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

Our research and development expenses were 4,738,062 and 3,260,904 for the three months ended March 31, 2022 and 2021, respectively.

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

Other Income (Expense)

Other income (expense) includes local business taxes, gain on sale of property and equipment, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents, and interest earned on the stock subscription receivable. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Grant revenue. Grant revenue was $15,083 for the three months ended March 31, 2022 compared to $-0- for the three months ended March 31, 2021; an increase of $15,083, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development. Research and development expenses were $4,738,062 for the three months ended March 31, 2022 compared to $3,260,904 for the three months ended March 31, 2021, an increase of $1,477,158 or 45.3%. This increase was primarily due to increases in costs associated with the NT-CoV2-1 vaccine program, costs associated with our lantibiotic program, bonuses, and patent costs of $1,919,454, $51,220, $39,060, and $31,248, respectively. These increases were partially offset by decreases in costs associated with the payment of additional consideration relating to the acquisition of Noachis Terra, Inc., and salaries of $542,263, and $41,636, respectively.

General and Administrative. General and administrative expenses were $1,331,549 for the three months ended March 31, 2022 compared to $1,976,576 for three months ended March 31, 2021, a decrease of $645,027 or 32.6%. This decrease was primarily due to decreases increases in non-employee stock-based compensation, salaries, employee stock-based compensation, benefits, and payroll taxes of $999,844, $83,655, $42,197, $16,322 and $14,695. These decreases were offset by increases in costs associated with filing fees and registration costs, bonus, insurance, legal, and accounting costs of $350,796, $70,000, $38,141, $33,690, and $22,685, respectively.

Other Income. Other income, net was $19,134 for the three months ended March 31, 2022 compared to $17,535 for the three months ended March 31, 2021, resulting in an increase of $1,599. The net change was primarily attributable to a decrease in interest income of $8,127 and an increase in the gain on sale of property and equipment of $10,964.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2022 and March 31, 2021 our operating activities used cash of $5,636,952, and $4,327,429, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $20,241,174 and $26,262,129 at March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and March 31, 2021, our investing activities used cash of $(75,047) and $-0- respectively. The cash used by investing activities during the three months ended March 31, 2022, was primarily due to the purchase of property and equipment net of the proceeds from the sale of property and equipment.

During the three months ended March 31, 2022 and March 31, 2021, our financing activities used and provided cash of $(181,241) and $23,188,710 respectively. The cash used by and provided in financing activities during the three months ended March 31, 2022 and March 31, 2021, was primarily due to payments on short term notes payable, the sales of common stock, the exercise of warrants, and the redemption of the Series C Preferred stock.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain information on our outstanding shares of preferred stock:

November 2020 Public Offering.

On November 24, 2020, we closed an underwritten public offering for gross proceeds of approximately $6.0 million, which included the full exercise of the underwriter’s over-allotment option to purchase additional shares, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 14,189,189 shares of common stock at a price to the public of $0.37 per share. We granted the underwriter a 45-day option to purchase up to 2,128,378 additional shares of our common stock at the public offering price, less underwriting discounts and commissions. The underwriter exercised its option in full to purchase 2,128,378 additional shares of common stock, which the indicated gross proceeds reflect. We intend to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, NT-CoV2-1 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital. Dr. Frederick Telling who is a Director of the Company, participated in the offering through the purchase of 100,000 shares of the Company’s common stock. Dr. Telling’s participation was approved by the Company’s Audit Committee.

December 2020 Registered Direct Offering.

On December 29, 2020, we closed a registered direct offering for gross proceeds of approximately $6.5 million, prior to deducting underwriting discounts and commissions and offering expenses. The offering was comprised of 14,444,444 shares of common stock at a price to the public of $0.45 per share. We intend to use the net proceeds of the offering primarily to continue funding our pre-clinical development of our SARS-CoV-2 vaccine, NT-CoV2-1 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

At-the- Market (“ATM Program”)

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) of which $9,671,869 remains available under our Shelf Registration Statement. The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Our current available cash and cash equivalent, provide us with limited liquidity. We believe our existing cash and cash will allow us to fund our operating plan through the fourth quarter of 2022. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

For example, as we seek to move forward with the development of NT-CoV2-1 vaccine candidate and our other product candidates, we will require additional capital. In addition, we continue to pursue other COVID-19 research and development funding opportunities through governmental and nongovernmental sources, as well as potential research collaboration arrangements with academic institutions and other commercial partners. Our ability to advance the development of our NT-CoV2-1 vaccine candidate at our anticipated pace, in accordance with our License agreements, is dependent upon our ability to secure additional capital resources through these funding opportunities or an alternative capital raise, such as an equity or debt financing or other strategic business collaboration. Moreover, the global impact of COVID-19 could further impact our need for additional capital if we experience delays in our anticipated timelines or achievement milestones.

Because of the numerous risks and uncertainties associated with research, development and clinical testing of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conduct preclinical research for our NT-CoV2-1vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to advance our lantibiotic development or achieve milestones under our License agreements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amounts of sales of, or royalties on, our products and future products, if any.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal area of estimation reflected in the consolidated financial statements is stock-based compensation. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2021 There have been no material changes to our critical accounting estimates during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2022 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2022 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 24, 2022. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $6.0 million and $5.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively, and approximately $15.7 million and $26.4 million for the years ended December 31, 2021, and 2020, respectively. As of March 31, 2022, our accumulated deficit was approximately $177.3 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, including our acquisition of a vaccine product candidate is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of March 31, 2022, will be sufficient to fund our operations as presently structured through the fourth quarter of 2022. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct preclinical research for our NT-CoV-2-1 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;

●	expand our clinical laboratory operations and conduct further research and development on lantibiotics;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the current and continued microeconomic impact of the COVID-19 pandemic on our ability, the ability of our third-party contractors and suppliers to meet our development needs, and the ability of government regulators to conduct ordinary business operations in a timely and efficient manner, as well as the pandemic’s broader, macroeconomic impact on the U.S., foreign and global economic markets;

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28//22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

10.1	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.2	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.3	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.4	2021 Equity Incentive Plan+	8-K-	001-32188	10.1	2/28/22

10.5	Form Stock Option Award Agreement (Directors)+	8-K-	001-32188	10.2	2/28/22

10.6	Form Stock Option Award Agreement (Employees)+	8-K-	001-32188	10.3	2/28/22

10.7	Form Stock Option Award Agreement (Consultants)+	8-K-	001-32188	10.4	2/28/22

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2022.

ORAGENICS, INC.

BY:	/s/ Michael Sullivan
Michael Sullivan, Interim Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

