Form 10-K/A
period 2021-12-31
ORAGENICS INC
filed 2022-07-29
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ending December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022 (the “Original Filing”) for the sole purpose of including amended Exhibits 32.1 and 32.2 which contain the Section 906 Certifications of our Principal Executive Officer and Principal Financial Officer due to such Exhibits in the Original Filing containing a typographical error in the date of the applicable fiscal year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because there have been no changes to the financial statements in the Original Filing and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

Except as described above, this Form 10-K/A does not modify, amend or update in any way any of the financial information or any other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing and information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

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

(c)	Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

4.1	Specimen Stock Certificate	10-K	001-32188	4.1	3/29/19

4.2	Amended and Restated Warrant Form	8-K	001-32188	4.1	8/1/17

4.3	Form of Common Stock Warrant	8-K	001-32118	4.1	11/9/17

4.4	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.5	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.6	Warrant Agency Agreement	8-K	001-32188	4.2	7/17/18

4.7	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

4.8	Warrant dated May 1, 2020	8-K	001-32188	4.1	5/4/20

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-32188	4.9	3/24/22

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.1	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

10.2	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.3	Second Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated June 7, 2019 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.15	3/4/20

10.4	Non-exclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases, an institute within the National Institutes of Health.*	10-Q	001-32188	10.2	8/14/20

10.5	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.6	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.7	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.8	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.9	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.10	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.11	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.12	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.13	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.14	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.15	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.16	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	10-K	001-32188	10.23	3/4/20

10.17	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.18	Amended and Restated Executive Employment Agreement between the Company and Michael Sullivan dated effective January 1, 2015. +	8-K	001-32188	10.1	2/25/15

10.19	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.20	2021 Equity Incentive Plan+	8-K	001-3288	10.1	2/28/22
10.21	Form Stock Option Award Agreement (Directors)+	8-K	001-3288	10.2	2/28/22
10.22	Form Stock Option Award Agreement (Employees)+	8-K	001-3288	10.3	2/28/22
10.23	Form Stock Option Award Agreement (Consultants)+	8-K	001-3288	10.4	2/28/22

21.1	Subsidiaries of Registrant	10-K	001-32188	21.1	3/24/22

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.	10-K	001-32188	23.1	3/24/22

24.1	Powers of Attorney (included on signature page).	10-K	001-32188	24.1	3/24/22

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	10-K	001-32188	31.1	3/24/22

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	10-K	001-32188	31.2	3/24/22

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

101.INS	Inline XBRL Instance Document	10-K	001-32188		3/24/22

101.SCH	Inline XBRL Taxonomy Extension Schema	10-K	001-32188		3/24/22

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	10-K	001-32188		3/24/22

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	10-K	001-32188		3/24/22

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	10-K	001-32188		3/24/22

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	10-K	001-32188		3/24/22

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2022

ORAGENICS, INC.

By:	/s/ Michael O. Sullivan
Michael O. Sullivan
Chief Financial Officer

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

