Form 10-Q
period 2022-09-30
ORAGENICS INC
filed 2022-11-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 4, 2022, there were 117,449,809 shares of Common Stock, $.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,951,054	$27,265,703
Other receivables	—	6,987
Prepaid expenses and other current assets	561,952	434,699
Total current assets	14,513,006	27,707,389
Property and equipment, net	132,382	45,708
Operating lease right-of-use assets	395,435	477,882
Total assets	$15,040,823	$28,230,979
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$871,084	$947,574
Short-term notes payable	424,924	303,416
Operating lease liabilities	201,973	194,270
Total current liabilities	1,497,981	1,445,260

Long-term liabilities:
Operating lease liabilities	204,593	299,520
Total long-term liabilities	204,593	299,520

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000, and 9,417,000 Series A shares, 4,050,000 and 6,600,000 Series B shares, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,592,723	2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, 117,304,809 and 116,394,806 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	117,305	116,395
Additional paid-in capital	196,888,079	194,987,219
Accumulated deficit	(185,259,858)	(171,274,128)
Total shareholders’ equity	13,338,249	26,486,199
Total liabilities and shareholders’ equity	$15,040,823	$28,230,979

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Grant revenue	$86,047	$—	$131,521	$—

Operating expenses:
Research and development	2,824,598	3,547,321	10,595,842	9,275,800
General and administrative	1,215,009	847,134	3,590,892	4,194,103
Total operating expenses	4,039,607	4,394,455	14,186,734	13,469,903
Loss from operations	(3,953,560)	(4,394,455)	(14,055,213)	(13,469,903)
Other income (expense):
Interest income	41,634	17,760	68,909	62,047
Interest expense	(5,228)	(7,053)	(9,290)	(10,654)
Local business tax	(489)	2	(1,469)	(1,198)
Miscellaneous income	—	—	11,333	670
Total other income, net	35,917	10,709	69,483	50,865
Loss before income taxes	(3,917,643)	(4,383,746)	(13,985,730)	(13,419,038)
Income tax benefit	—	—	—	—
Net loss	$(3,917,643)	$(4,383,746)	$(13,985,730)	$(13,419,038)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.12)	$(0.12)
Shares used to compute basic and diluted net loss per share	116,744,807	116,262,938	116,511,473	111,748,586

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	116,394,806	$116,395	16,017,000.000	$2,656,713	$194,987,219	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(6,035,394)	(6,035,394)
Balances at March 31, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,077,466	$(177,309,522)	$20,541,052
Compensation expense relating to option issuances	—	—	—	—	278,988	—	278,988
Net loss	—	—	—	—	—	(4,032,693)	(4,032,693)
Balances at June 30, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,356,454	$(181,342,215)	$16,787,347
Compensation expense relating to option issuances	—	—	—	—	468,545	—	468,545
Conversion of Series A preferred stock to common stock	400,001	400	(4,000,000)	(415,169)	414,769	—	—
Conversion of Series B preferred stock to common stock	510,002	510	(2,550,000)	(648,821)	648,311	—	—
Net loss	—	—	—	—	—	(3,917,643)	(3,917,643)
Balances at September 30, 2022	117,304,809	$117,305	9,467,000.000	$1,592,723	$196,888,079	$(185,259,858)	$13,338,249

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	115,638	16,017,000	2,656,713	194,060,575	(160,782,459)	36,050,467
Compensation expense relating to option issuances	—	—	—	—	231,140	—	231,140
Issuance of common stock from option exercise	556,540	557	—	—	266,583	—	267,140
Net loss	—	—	—	—	—	(3,815,347)	(3,815,347)
Balances at June 30, 2021	116,194,806	116,195	16,017,000	2,656,713	194,558,298	(164,597,806)	32,733,400
Compensation expense relating to option issuances					100,769		100,769
Issuance of common stock from option exercise	200,000	200			95,800		96,000
Net loss						(4,383,746)	(4,383,746)
Balances at September 30, 2021	116,394,806	116,395	16,017,000	2,656,713	194,754,867	(168,981,552)	28,546,423

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,985,730)	$(13,419,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,594	34,817
Gain on sale of property and equipment	(10,964)	—
Stock-based compensation expense	837,780	1,455,670
Changes in operating assets and liabilities:
Other receivables	6,987	—
Prepaid expenses and other current assets	401,176	356,756
Accounts payable and accrued expenses	(76,490)	586,177
Net cash used in operating activities	(12,795,647)	(10,985,618)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	—
Purchase of property and equipment	(124,081)	(24,123)
Net cash used in investing activities	(112,081)	(24,123)
Cash flows from financing activities:
Payments on short-term notes payable	(406,921)	(346,138)
Redemption of Series C Preferred stock	—	(5,635,672)
Proceeds from issuance of common stock for option exercise	—	363,140
Proceeds from issuance of common stock for warrant exercise	—	2,261,336
Net proceeds from issuance of common stock	—	26,676,392
Net cash provided by financing activities	(406,921)	23,319,058
Net increase (decrease) in cash and cash equivalents	(13,314,649)	12,309,317
Cash and cash equivalents at beginning of period	27,265,703	17,639,575
Cash and cash equivalents at end of period	$13,951,054	$29,948,892
Supplemental disclosure of cash flow information:
Interest paid	$9,290	$10,654
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$528,429	$600,169
Value of Series A preferred stock converted into common stock	$415,169	$—
Value of Series B preferred stock converted into common stock	$648,821	$—
Par value of common stock issued in connection with Series A Preferred Stock Conversion	$400	$—
Par value of common stock issued in connection with Series B Preferred Stock Conversion	$510	$—
Stock dividend on Series C Preferred stock	$—	$1,117,531

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2022 and December 31, 2021 (audited) and three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2022, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022, or any future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $13,985,730 and used cash of $12,795,647 in its operating activities during the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $185,259,858.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at September 30, 2022 will be sufficient to meet the business objectives as presently structured through the first quarter of 2023. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three and nine months ended September 30, 2022, that have had, or are expected to have, a material impact on our consolidated financial statements.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2022, the uninsured portion of this balance was $13,701,054. As of December 31, 2021, the uninsured portion of this balance was $27,015,703.

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

4. Stock-based Compensation

The Company recognized stock-based compensation on all employee and non-employee awards as follows:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Research and development	$32,297	$38,946	$98,151	$118,634
General and administrative	436,248	61,823	739,629	1,337,036
Total Stock-based compensation	$468,545	$100,769	$837,780	$1,455,670

The following table summarizes the stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2021	6,724,402	$0.95	7.99	$2,773
Granted	2,952,500	0.34	—	$—
Exercised	—	—	—	$—
Expired	(4,500)	12.00
Forfeited	(726,998)	0.94	—	$—
Outstanding at September 30, 2022	8,945,404	$0.68	8.16	$—

Exercisable at September 30, 2022	6,832,900	$0.77	7.79	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2021 and September 30, 2022, respectively.

Total unrecognized compensation cost related to unvested stock options was $517,724 as of September 30, 2022 and is expected to be recognized over a weighted-average period of less than two years.

On February 25, 2022, the Company held its reconvened 2020 Annual Meeting. At the reconvened 2020Annual Meeting, the shareholders of the Company approved and ratified the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) which is a successor to the Company’s 2012 Equity Incentive Plan (the “2012 Plan”).The 2021 Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 10,000,000 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Plan as of immediately prior to the effective date of the 2021 Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Plan that may become available for issuance under the 2021 Plan, as such shares become available from time to time. As of September 30, 2022, 9,877,306 shares of common stock are available for future awards under the 2021 Plan.

Each executive officer and non-employee director receiving equity-based awards is subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the 2021 Plan which requirements are intended to align the ability to sell shares with the performance of the Company’s stock price. The executive officer recipients each have a minimum dollar value stock ownership holding requirement threshold equal to two times (2x) their then base salaries below which dollar threshold they would be precluded from selling any shares of Company stock obtained from the Company under its 2021 Plan. Also, the non-employee directors are each subject to a minimum dollar value stock ownership holding requirement threshold equal to six times the annual Board retainer ($270,000) below which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its 2021 Plan.

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

A summary of warrant activity for the year ended December 31, 2021 and the nine months ended September 30, 2022 is as follows:

	Warrants	Weighted Average Price
Balance - December 31, 2020	20,513,145	$1.36
Granted	—	—
Exercised	(2,472,573)	0.91
Expired	—	—
Balance - December 31, 2021	18,040,572	1.42
Granted	—	—
Exercised	—	—
Expired	(48,387)	3.10
Balance - September 30, 2022	17,992,185	$1.41

The warrants outstanding as of September 30, 2022 are as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$2.00	900,000	4/10/2023
$3.10	462,106	5/10/2024
$3.10	602,414	7/25/2024
$3.10	1,064,518	11/8/2024
$1.00	3,174,500	7/17/2025
$0.90	2,588,647	3/25/2024
$1.25	9,200,000	5/1/2025
	17,992,185

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

6. Short-Term Notes Payable

As of September 30, 2022 and December 31, 2021, the Company had $424,924 and $303,416, respectively, in short-term notes payable for the financing of various insurance policies.

Products Liability Insurance

The product liability insurance policy has been renewed in subsequent periods without premium financing.

Directors’ and Officers’ Insurance

On August 5, 2022, the Company entered into a short-term note payable for $528,429 bearing interest at 6.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2022 and are made evenly based on a straight-line amortization over a 10-month period with the final payment being due on May 24, 2023.

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

7. Commitments and Contingencies

Additional Consideration-NTI Acquisition

In connection with the Company’s acquisition of NTI in May of 2020, the Company is obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $0.75 and $0.90 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $1.00, in each case, for so long as the warrants remain outstanding. The Company’s previously issued warrants carrying an exercise price of $0.75 expired by their terms and as a result, no additional consideration will be due to the former sole shareholder of NTI relating to these warrants.

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

During the three months ended September 30, 2022, no warrants were exercised that resulted in the payment of additional consideration to the sole former shareholder of NTI.

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

In August of 2022, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for twelve months commencing on March 1, 2023. Lease payments are $4,944 per month inclusive of insurance, taxes and utilities. The lease expired on February 29, 2024.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term In Years
Operating leases	1.97	2.45

Weighted Average Discount Rate
Operating leases	5.77%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2022	$54,415
2023	219,093
2024	156,605
Total	$430,113
Less: Imputed interest	(23,547)
Present value of lease liabilities	$406,566

The cost component of operating leases is as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Operating lease cost	$171,388	$171,040
Short-term lease cost	2,138	1,159
Total lease cost	$173,526	$172,199

Supplemental cash flow information related to operating leases is as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$176,165	$170,354

8. Shareholders’ Equity

Common Stock

The Company’s Board of Directors and the Company’s shareholders, at its reconvened 2020 Annual Meeting on February 25, 2022, approved an amendment to our Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of common stock from 200,000,000 shares to 250,000,000 shares.

On August 26, 2022, holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock and the Series A Convertible Preferred Stock into an aggregate of 910,003 shares of common stock. During the three and nine months ended September 30, 2022, the Company issued no additional shares of common stock.

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

Overview

We are a development-stage company dedicated to fighting infectious diseases including coronaviruses and multidrug-resistant organisms. Our lead product (NT-CoV2-1) is an intranasal vaccine candidate to prevent coronavirus disease 2019 (“COVID-19”) from the SARS-CoV-2 virus and variants thereof. The NT-CoV2-1 program leverages coronavirus spike protein research licensed from the National Institutes of Health and the National Research Council of Canada with a focus on reducing viral transmission and offering a more patient-friendly intranasal administration. Our lantibiotics program features a novel class of antibiotics against bacteria that have developed resistance to commercial antibiotics.

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

On July 26, 2021, we entered into a licensing agreement with the National Research Council (“NRC”) that enables us to pursue the development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The license was subsequently amended to: include the Omicron variant, broaden the non-exclusive field of use to include all diseases caused by coronaviruses, and any genetic variants thereof, to add a research protocol developed by the NRC, and to add reagents as part of the NRC Technology licensed by us. The NRC technologies, in combination with the licensed technologies from the U.S. NIH used in our NT-CoV2-1 vaccine candidate, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, are expected to enable expedited evaluation of SARS-CoV-2 antigen candidates in pre-clinical and clinical studies.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2, which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). As of early November 2022, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 629 million and the number of deaths directly attributed to COVID-19 have exceeded 6.5 million. Pfizer/BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. In July 2022, the FDA granted EUA for the Novavax COVID-19 vaccine as well. The overall disease burden from COVID-19 has continued to increase in the U.S. despite 92% of those age 65 or older being fully vaccinated and 72% of those age 5 or older. Current vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals, but the transmission levels even in vaccinated individuals has allowed SARS-CoV-2 variants to continue to circulate. We believe given the size of the worldwide spread of COVID-19 that even with additional vaccines available, there will be demand for the highly differentiated NT-CoV2-1 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license and with our NRC license and our existing clinical research and manufacturing capabilities to respond to this ongoing, global, public health issue. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this issue.

Coronaviruses, such as SARS-CoV-2, possess signature protein spikes on their outer capsule. Our NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. Spike protein antigens stabilized in the pre-fusion state have been used successfully in the leading COVID-19 vaccines from Pfizer/BioNTech and Moderna, which we believe reduces the risk of using the same approach in our NT-CoV2-1 vaccine candidate. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating pre-clinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and Oragenics is currently producing Phase 1 clinical material based upon this cell line.

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

A Non-Exclusive Research License Agreement with Inspirevax was executed in February 2022. This agreement granted the Company non-exclusive rights to conduct non-clinical and clinical research and trials in relation to vaccines comprising the BDX300 or BDX301 adjuvants to prevent or treat diseases caused by coronaviruses and genetic variants thereof.

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

In March of 2022, following a positive assessment of a rabbit-based pilot study, we initiated a Good Laboratory Practice toxicology study to evaluate the safety profile and immunogenicity of NT-CoV2-1 in rabbits. This important preclinical study is designed to provide data required to advance our intranasal vaccine candidate into human clinical studies. While the study has concluded, we are completing the full set of toxicology data which will be needed to support the filing of an IND application for NT-CoV2-1. Based on preliminary results announced in August, we are encouraged that this study may further support our intranasal development path.

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

Through assessment of a variety of factors including our pre-clinical testing to date, the expected benefits noted above, evolving variants and available vaccines in use, we determined to focus our development efforts on the intranasal delivery of our vaccine product candidate, NT-CoV2-1, which we believe is more highly differentiated than the currently available and late-stage COVID-19 vaccines. We expect to work further with the U.S. and Canadian regulatory agencies in consideration of licensing applications upon completion of our pending toxicology study and to thereafter commence a Phase 1 clinical study with NT-CoV2-1, the protocol for which is currently under development. We expect to receive the final toxicology study results around the year-end of 2022.

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

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 and NT-CoV2-1 vaccine product candidates. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2. We also hold a non-exclusive license with the NRC that enables us to pursue the rapid development of next-generation vaccines against the SARS-CoV-2 (the “NIH License”) virus and its variants (the “NRC License” and together with the NIH License the “License Agreements”).

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

Our research and development expenses were $10,595,842 and $9,275,800 for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Grant revenue. Grant revenue was $86,047 for the three months ended September 30, 2022 compared to $-0- for the three months ended September 30, 2021; an increase of $86,047, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development. Research and development expenses were $2,824,598 for the three months ended September 30, 2022 compared to $3,547,321 for the three months ended September 30, 2021, a decrease of $722,723 or 20.4%.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	296,916	239,734

Vaccine Development Expense

Clinical Research	678,500	-

Non-clinical research and development activities	1,849,182	3,307,587

Total Research and Development expense	$2,824,598	$3,547,321

This decrease was primarily due to decreases in costs associated with the NT-CoV2-1 vaccine program, and employee stock-based compensation costs of $779,905, and $6,650, respectively. These decreases were partially offset by increases in costs associated with supplies and equipment, costs associated with our lantibiotic research, depreciation, employee benefits, and salaries of $22,990, $10,731, $9,522, $8,791, and $7,028, respectively. The decrease in research and development expenses attributable to the vaccine development program related to our taking the requisite steps to manage the timing of expenses associated with the preclinical efforts required for us to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate and in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

General and Administrative. General and administrative expenses were $1,215,009 for the three months ended September 30, 2022 compared to $847,134 for three months ended September 30, 2021, an increase of $367,875 or 43.4%. This increase was primarily due to increases in non-employee stock-based compensation, salaries, legal costs, and employee stock-based compensation costs of $340,337, $104,611, $46,372, and $34,049. These increases were offset by decreases in filing fees and registration costs and board costs of $82,947 and $68,210, respectively.

Other Income. Other income, net was $35,917 for the three months ended September 30, 2022 compared to $10,709 for the three months ended September 30, 2021, resulting in an increase of $25,208. The net change was primarily attributable to an increase in interest income of $23,874 and a decrease in interest expense of $1,825.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Grant revenue. Grant revenue was $131,521 for the nine months ended September 30, 2022 compared to $-0- for the nine months ended September 30, 2021; an increase of $131,521, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development. Research and development expenses were 10,595,842 for the nine months ended September 30, 2022 compared to 9,275,800 for the nine months ended September 30, 2021, an increase of $1,320,042 or 14.2%.

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	985,475	1,377,379

Vaccine Development Expense

Clinical Research	2,633,617	-

Non-clinical research and development activities	6,979,750	7,898,421

Total Research and Development expense	$10,598,842	$9,275,800

This increase was primarily due to increases in costs associated with the NT-CoV2-1 vaccine program, supplies and equipment costs, bonus costs, costs associated with our lantibiotic research, rent and utilities costs, patent costs, depreciation, and employee benefit costs of $1,711,946, $67,694, $39,060, $38,696, $23,979, $22,402, $21,612, and $14,999, respectively. These increases were partially offset by decreases in costs associated with consideration relating to the acquisition of Noachis Terra, Inc., salaries, and stock-based compensation costs of $542,261, $64,574, and $20,483 respectively. The increase in research and development expenses attributable to the vaccine development program related to our taking the requisite preclinical steps to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

General and Administrative. General and administrative expenses were $3,590,892 for the nine months ended September 30, 2022 compared to $4,194,103 for the nine months ended September 30, 2021, a decrease of $603,211 or 14.4%. This decrease was primarily due to decreases in non-employee stock-based compensation, salaries, board costs, employee benefits, depreciation, recruiting costs and paid time off costs of $604,764, $231,492, $82,166, $22,895, $19,374, $19,000, and $10,965. These decreases were offset by increases in costs associated with filing fees and registration costs, legal costs, bonus, and insurance costs of $133,794, $98,626, $70,000, and $67,783, respectively.

Other Income. Other income, net was $69,483 for the nine months ended September 30, 2022 compared to $50,865 for the nine months ended September 30, 2021, resulting in an increase of $18,618. The net change was primarily attributable to a decrease in interest income of $6,862 and an increase in the gain on sale of property and equipment of $10,964.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2022 and September 30, 2021 our operating activities used cash of $12,795,647, and $10,985,618, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $13,015,025 and $26,262,129 at September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022 and September 30, 2021, our investing activities used cash of $(112,081) and $(24,123) respectively. The cash used by investing activities during the nine months ended September 30, 2022, was primarily due to the purchase of property and equipment net of the proceeds from the sale of property and equipment.

During the nine months ended September 30, 2022 and September 30, 2021, our financing activities used and provided cash of $(406,921) and $23,319,058 respectively. The cash used by financing activities during the nine months ended September 30, 2022, was primarily due to payments on short term notes payable, and the cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to the sales of common stock, the exercise of warrants, and the redemption of the Series C Preferred stock.

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

At-the- Market (“ATM Program”)

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 21,398,765 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) of which $9,671,869 remained available under our Shelf Registration Statement at September 30, 2022. The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Other Financings

We enter into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance and directors and officers and employment practices insurance.

Products Liability Insurance

The product liability insurance policy has been renewed in subsequent periods without premium financing.

Directors’ and Officers’ Insurance

On August 5, 2022, we entered into a short-term note payable for $528,429 bearing interest at 6.24% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2022 and are made evenly based on a straight-line amortization over a 10-month period with the final payment being due on May 24, 2023.

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

Our Outstanding Preferred Stock

During 2017, we issued shares of Series A and Series B Preferred Stock in financing transactions (the “Preferred Stock Financings”). In connection with the Preferred Stock Financings, we filed Certificate of Designations of Preferences, Rights and Limitations of Series A and Series B Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017 and November 8, 2017, respectively. On August 26, 2022, holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock into an aggregate of 910,003 shares of common stock. As of September 30, 2022 our outstanding Series A and Series B Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	5,417,000	541,700
Series B Preferred	4,050,000	810,000

In addition, we issued warrants to purchase an aggregate of (i) 1,064,520 shares of Common Stock to the Series A holders, and (ii) 1,064,518 shares of Common Stock to the Series B holders in connection with the Preferred Stock Financings.

Except as otherwise required by law, the Series A and Series B Preferred Stock have no voting rights. However, as long as any shares of Series A and Series B Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A and Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A or Series B Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A and Series B Preferred Stock, (c) increase the number of authorized shares of Series A and Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designations), the holders of Series A and Series B Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A and Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation (as defined in the Certificate of Designations) in respect of Common Stock issuable upon conversion of such shares of Series A and Series B Preferred Stock if all outstanding shares of Series A and Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A and Series B Preferred Stock is classified as permanent equity. Each of the Series A and Series B Preferred Stock have redemption rights to the extent we have funds legally available therefor, at any time after the fifth anniversary of the original issue date of the applicable Series A and Series B Preferred Stock. We have the right to redeem all or any portion of the outstanding shares of Series A and Series B Preferred Stock at the original issue price by providing at least seventy-five (75) days written notice of such redemption to all holders of the then outstanding shares of Series A and Series B Convertible Preferred Stock.

Future Capital Requirements

Our capital requirements for the remainder of 2022 and through the first half of 2023 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our product candidate and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents, provide us with limited liquidity. We believe our existing cash and cash will allow us to fund our operating plan through the first quarter of 2023. We expect to manage the timing of our development expenditures and to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal area of estimation reflected in the consolidated financial statements is stock-based compensation. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2021 There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2022.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three and nine months ended September 30, 2022 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2022 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $14.0 million and $13.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, and approximately $15.7 million and $26.4 million for the years ended December 31, 2021, and 2020, respectively. As of September 30, 2022, our accumulated deficit was approximately $185.3 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources as of September 30, 2022, will be sufficient to fund our operations as presently structured through the first quarter of 2023. We are currently evaluating cost-saving initiatives, including restructuring that could allow further cash runway through 2023 to the extent such initiatives are undertaken. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct preclinical research for our NT-CoV-2-1 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;

●	expand our clinical laboratory operations and conduct further research and development on lantibiotics;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

●	the timing, scope, progress, results and cost of research and development, testing, screening, manufacturing, preclinical and non-clinical studies and clinical trials, including any impacts related to the COVID-19 pandemic;

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing vaccine and technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

Additional capital may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common and preferred stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28//22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

10.1	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.2	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.3	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.4	NRC Technology License Amendment 4	10-Q	001-32188	10.4	8/09/22

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2022.

ORAGENICS, INC.

BY:	/s/ Kimberly Murphy
Kimberly Murphy, President and Chief Executive Officer and Principal Executive Officer

BY:	/s/ Michael Sullivan
Michael Sullivan, Chief Financial Officer and Principal Accounting Officer

