Form 10-Q/A
period 2022-03-31
ORAGENICS INC
filed 2023-04-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Oragenics Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not properly analyzing research and development contracts. The total adjustments made resulted in a decrease in net loss of approximately $1.4 million for the three-month period ended March 31, 2022. On April 10, 2023, the Company filed a Current Report on Form 8-K disclosing that the unaudited consolidated financial statements included in the Original Form 10-Q should not be relied upon.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness as of March 31, 2022, as the Company’s procedures relating to the review of research and development contracts was insufficient, resulting in material errors in the financial statements. For a discussion of management’s considerations of the Company’s research and development contract procedures, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

● Part I, Item 1, Consolidated Financial Statements

● Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4, Controls and Procedures

● Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer, and President, and Chief Financial Officer.

Except as described above and in 1A: Amendment To Previously Reported Quarterly Financial Statements, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	March 31, 2022 As Restated	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,372,463	$27,265,703
Other receivables	—	6,987
Prepaid expenses and other current assets	1,721,874	434,699
Total current assets	23,094,337	27,707,389
Property and equipment, net	121,845	45,708
Operating lease right-of-use assets	431,961	477,882
Total assets	$23,648,143	$28,230,979
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,094,052	$947,574
Short-term notes payable	122,175	303,416
Operating lease liabilities	192,535	194,270
Total current liabilities	1,408,762	1,445,260

Long-term liabilities:
Operating lease liabilities	253,928	299,520
Total long-term liabilities	253,928	299,520

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 Series A shares, 6,600,000 Series B shares, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,656,713	2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, 116,394,806 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	116,395	116,395
Additional paid-in capital	195,077,466	194,987,219
Accumulated deficit	(175,865,121)	(171,274,128)
Total shareholders’ equity	21,985,453	26,486,199
Total liabilities and shareholders’ equity	$23,648,143	$28,230,979

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2022
	2022 As Restated	2021
Grant revenue	$15,083	$-

Operating expenses:
Research and development	3,293,661	3,260,904
General and administrative	1,331,549	1,976,576
Total operating expenses	4,625,210	5,237,480
Loss from operations	(4,610,127)	(5,237,480)
Other income (expense):
Interest income	11,906	20,033
Interest expense	(3,246)	(2,568)
Local business tax	(490)	(600)
Miscellaneous income	10,964	670
Total other income, net	19,134	17,535
Loss before income taxes	(4,590,993)	(5,219,945)
Income tax benefit	—	—
Net loss	$(4,590,993)	$(5,219,945)
Basic and diluted net loss per share	$(0.04)	$(0.05)
Shares used to compute basic and diluted net loss per share	116,394,806	102,973,369

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

As Restated

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	116,394,806	$116,395	16,017,000.000	$2,656,713	$194,987,219	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(4,590,993)	(4,590,993)
Balances at March 31, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,077,466	$(175,865,121)	$21,985,453

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering – net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	$115,638	16,017,000.000	$2,656,713	$194,060,575	$(160,782,459)	$36,050,467

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022 As Restated	2021
Cash flows from operating activities:
Net loss	$(4,590,993)	$(5,219,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,468	12,725
Gain on sale of property and equipment	(10,964)	—
Stock-based compensation expense	90,247	1,123,761
Changes in operating assets and liabilities:
Other receivables	6,987	—
Prepaid expenses and other current assets	(1,287,175)	120,311
Accounts payable and accrued expenses	146,478	(364,281)
Net cash used in operating activities	(5,636,952)	(4,327,429)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	—
Purchase of property and equipment	(87,047)	—
Net cash used in investing activities	(75,047)	—
Cash flows from financing activities:
Payments on short-term notes payable	(181,241)	(113,346)
Redemption of Series C Preferred stock	—	(5,635,672)
Proceeds from issuance of common stock for warrant exercise	—	2,261,336
Net proceeds from issuance of common stock	—	26,676,392
Net cash provided by (used in) financing activities	(181,241)	23,188,710
Net increase (decrease) in cash and cash equivalents	(5,893,240)	18,861,281
Cash and cash equivalents at beginning of period	27,265,703	17,639,575
Cash and cash equivalents at end of period	$21,372,463	$36,500,856
Supplemental disclosure of cash flow information:
Interest paid	$3,246	$2,568
Non-cash investing and financing activities:
Stock dividend on Series C Preferred stock	$—	$1,117,531

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

1A: Amendment To Previously Reported Quarterly Financial Statements

The Company’s previously issued unaudited consolidated financial statements for the three-month period ended March 31, 2022 have been restated related to the Company’s accounting for certain research and development expenses; certain upfront and prepayments made to vendors, and their classification on the Company’s unaudited consolidated financial statements.

Management reviewed the terms and conditions of the contracts and the payments and concluded that during the three-month period ending March 31, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors; and determined that the unaudited consolidated financial statements originally reported for the three-month period ended March 31, 2022 classified as research and development expense on the unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

The Company has restated its accounting for these prepaid research and development expenses and recorded them as prepaid assets on its unaudited consolidated balance sheet with changes to the amount of research and development expense recorded on its unaudited consolidated statement of operations for the three-month period ended March 31, 2022.

As a result of these adjustments, net loss for the three-months ended March 31, 2022 was reduced by $1.4 million, the total assets reported for the same period increased by $1.4 million and total equity increased by $1.4 million. The Company has reported an amended net loss of $4.6 million versus the previously reported net loss of approximately $6 million. For the same period the Company has also reported amended total assets of approximately $24 million and accumulated deficit of $176 million; versus $22 million and $177 million respectively.

The following tables summarize the effect of the restatement on the Company’s consolidated unaudited financial statements for the three months ended March 31, 2022:

Oragenics, Inc.

Consolidated Balance Sheets

March 31, 2022

	As Previously Reported	Adjustment	As Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,372,463		$21,372,463
Other receivables	—		—
Prepaid expenses and other current assets	277,473	1,444,401	1,721,874
Total current assets	21,649,936		23,094,337
Property and equipment, net	121,845		121,845
Operating lease right-of-use assets	431,961		431,961
Total assets	$22,203,742		$23,648,143
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,094,052		$1,094,052
Short-term notes payable	122,175		122,175
Operating lease liabilities	192,535		192,535
Total current liabilities	1,408,762		1,408,762

Long-term liabilities:
Operating lease liabilities	253,928		253,928
Total long-term liabilities	253,928		253,928

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 Series A shares, 6,600,000 Series B shares, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,656,713		2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, 116,394,806 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	116,395		116,395
Additional paid-in capital	195,077,466		195,077,466
Accumulated deficit	(177,309,522)	1,444,401	(175,865,121)
Total shareholders’ equity	20,541,052		21,985,453
Total liabilities and shareholders’ equity	$22,203,742		$23,648,143

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Restated
Grant revenue	$15,083		$15,083

Operating expenses:
Research and development	4,738,062	(1,444,401)	3,293,661
General and administrative	1,331,549		1,331,549
Total operating expenses	6,069,611		4,625,210
Loss from operations	(6,054,528)		(4,610,127)
Other income (expense):
Interest income	11,906		11,906
Interest expense	(3,246)		(3,246)
Local business tax	(490)		(490)
Miscellaneous income	10,964		10,964
Total other income, net	19,134		19,134
Loss before income taxes	(6,035,394)		(4,590,993)
Income tax benefit	—		-
Net loss	$(6,035,394)		$(4,590,993)
Basic and diluted net loss per share	$(0.05)		$(0.04)
Shares used to compute basic and diluted net loss per share	116,394,806		116,394,806

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(6,035,394)	1,444,401	$(4,590,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,468		8,468
Gain on sale of property and equipment	(10,964)		(10,964)
Stock-based compensation expense	90,247		90,247
Changes in operating assets and liabilities:
Other receivables	6,987		6,987
Prepaid expenses and other current assets	157,226	(1,444,401)	(1,287,175)
Accounts payable and accrued expenses	146,478		146,478
Net cash used in operating activities	(5,636,952)		(5,636,952)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000		12,000
Purchase of property and equipment	(87,047)		(87,047)
Net cash used in investing activities	(75,047)		(75,047)
Cash flows from financing activities:
Payments on short-term notes payable	(181,241)		(181,241)
Redemption of Series C Preferred stock	—		—
Proceeds from issuance of common stock for warrant exercise	—		—
Net proceeds from issuance of common stock	—		—
Net cash provided by (used in) financing activities	(181,241)		(181,241)
Net increase (decrease) in cash and cash equivalents	(5,893,240)		(5,893,240)
Cash and cash equivalents at beginning of period	27,265,703		27,265,703
Cash and cash equivalents at end of period	$21,372,463		$21,372,463
Supplemental disclosure of cash flow information:
Interest paid	$3,246		$3,246
Non-cash investing and financing activities:
Stock dividend on Series C Preferred stock	$—		$—

2. Basis of Presentation, As Restated

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

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $4,590,993 and used cash of $5,636,952 in its operating activities during the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $175,865,121.

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

6 Prepaid Expense, As Restated

As of March 31, 2022 and December 31, 2021, the Company had $1,721,874 and $434,699, respectively, in prepaid expenses and other current assets. The balance for the three-month period ending March 31, 2022 reflects approximately $1.4 million paid to third-party vendors for research and development to be completed, $0.3 million in prepaid insurance, and deposits of approximately $0.02 million.

	March 31, 2022	December 31,
	Restated	2021
Prepaid Expense	1,703,934	416,759
Deposits	17,940	17,940
Total	1,721,874	434,699

7. Short-Term Notes Payable

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

9. Shareholders’ Equity

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

Research and Development Expenses, As Restated

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our license agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. We expense research and development costs as incurred, up-front payment and prepayments related to research and development activities and in-licensed products and technology are recorded as prepaid expenses on the balance sheet and recorded as expenses on the Company’s consolidated statement of operations as work is performed or the expense is incurred.

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

Our research and development expenses were 3,293,661 and 3,260,904 for the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021, As Restated

Grant revenue. Grant revenue was $15,083 for the three months ended March 31, 2022 compared to $-0- for the three months ended March 31, 2021; an increase of $15,083, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development, as Restated. Research and development expenses were $3,293,661 for the three months ended March 31, 2022 compared to $3,260,904 for the three months ended March 31, 2021, an increase of $32,757. This increase was primarily due to costs associated with the NT-CoV2-1 vaccine program, costs associated with our lantibiotic program, bonuses, and patent costs of $475,053, $51,220, $39,060, and $31,248, respectively. These increases were partially offset by decreases in costs associated with the payment of additional consideration relating to the acquisition of Noachis Terra, Inc., and salaries of $542,263, and $41,636, respectively.

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

Liquidity and Capital Resources, As Restated

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2022 and March 31, 2021 our operating activities used cash of $5,636,952, and $4,327,429, respectively. The use of cash was primarily driven by an increase in cash used for prepaid expenses related to research and development costs of approximately $1.3 million. We had a working capital surplus of $21,685,575 and $26,262,129 at March 31, 2022 and December 31, 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures, As Restated

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and President, and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and President, and Chief Financial Officer, to allow timely decisions regarding required disclosures.

On April 4, 2023, the Chief Executive Officer and President, Chief Financial Officer, Audit Committee, and the Company’s Board of Directors, in connection with the Restatement, concluded that the Company had a material weakness relating to the review of research and development contracts as of March 31, 2022. Furthermore, the Company’s internal control over the review of research and development contracts did not operate effectively, resulting in material errors in the consolidated financial statements. For additional detail regarding the errors in the financial statements refer to the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and President, and Chief Financial Officer, has concluded there were no changes in internal controls over financial reporting during the three months ended March 31, 2022.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and President, and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 24, 2022, as the same may be updated from time to time.

The following risk factors are in addition to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the three-month ended March 31, 2022, filed with the SEC May 13, 2022:

The restatement of certain of our financial statements may subject us to risks and uncertainties, including the increased possibility of legal proceedings.

On April 4, 2023, the management and the Audit Committee of the Company’s Board of Directors concluded that the following financial statements should be restated and should no longer be relied upon:

i.	The Company’s unaudited consolidated financial statements for the three months ended March 31, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 13 2022 (the “Q1 2022 10-Q”); and

ii.	The Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (the “Q2 2022 10-Q”); and

iii.	The Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022 (the “Q3 2022 10-Q”).

The following errors impacted the Filings: (i) not properly analyzing research and development contracts.

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements of the Company for the three months ended March 31, 2022, as reported in the Q1 2022 10-Q.  As a result, the Company determined that the unaudited consolidated financial statements for the three months ended March 31, 2022 should be restated, and the Company should file an amendment to the Q1 2022 10-Q with the SEC.

As a result of the restatement, we may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings or a review by the SEC and other regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. In addition, we could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and operating results. In addition, the restatements:

●	May have the effect of eroding the investor confidence in us and our financial reporting and accounting practice and processes;
●	May negatively impact the trading price of our common stock;
●	Diverted, and may continue to divert management’s attention from the operation of our business;
●	Requiring that we incur additional expenses and may require that we incur significant expenses relating to any litigation or regulatory examinations, investigations, proceedings or orders;
●	May make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all; and
●	May make it more difficult to pursue transactions or implement business strategies that might otherwise be beneficial to our business.

The occurrence or continued occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial statements, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.

As discussed in the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three month period ended March 31, 2022.

We have concluded that there is a material weakness related to the review of research and development contracts.  The material weakness resulted in the restatement of certain of our financial statements and related disclosures, as discussed in the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

Although we plan to complete this remediation process as quickly as possible, we cannot provide any assurance as to when the remediation process will be complete, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness or if we are unable to produce accurate consolidated financial statements in the future, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Risks Related to Our Business, As Restated

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $4.6 million and $5.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively, and approximately $15.7 million and $26.4 million for the years ended December 31, 2021, and 2020, respectively. As of March 31, 2022, our accumulated deficit was approximately $176 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2023.

ORAGENICS, INC.

BY:	/s/ Kimberly Murphy
Kimberly Murphy, President and Chief Executive Officer and Principal Executive Officer

BY:	/s/ Janet Huffman
Janet Huffman, Chief Financial Officer and Principal Financial Officer

