Form 10-Q/A
period 2022-06-30
ORAGENICS INC
filed 2023-04-14
CIK 1174940

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

EXPLANATORY NOTE

Oragenics Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not properly analyzing research and development contracts. The total adjustments made resulted in a decrease in net loss of approximately $1.9 million for the six-month period ended June 30, 2022. On April 10, 2023, the Company filed a Current Report on Form 8-K disclosing that the consolidated financial statements included in the Original Form 10-Q should not be relied upon.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness as of June 30, 2022, as the Company’s procedures relating to the review of research and development contracts was insufficient, resulting in material errors in the financial statements. For a discussion of management’s considerations of the Company’s research and development contract procedures, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

●Part I, Item 1, Consolidated Financial Statements

●Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●Part I, Item 4, Controls and Procedures

●Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer and President, and Chief Financial Officer.

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

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	June 30, 2022 As Restated	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,867,483	$27,265,703
Other receivables	—	6,987
Prepaid expenses and other current assets	1,990,049	434,699
Total current assets	19,857,532	27,707,389
Property and equipment, net	109,780	45,708
Operating lease right-of-use assets	385,361	477,882
Total assets	$20,352,673	$28,230,979
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,279,598	$947,574
Short-term notes payable	—	303,416
Operating lease liabilities	180,824	194,270
Total current liabilities	1,460,422	1,445,260

Long-term liabilities:
Operating lease liabilities	217,353	299,520
Total long-term liabilities	217,353	299,520

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 Series A shares, 6,600,000 Series B shares, issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,656,713	2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, 116,394,806 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	116,395	116,395
Additional paid-in capital	195,356,454	194,987,219
Accumulated deficit	(179,454,664)	(171,274,128)
Total shareholders’ equity	18,674,898	26,486,199
Total liabilities and shareholders’ equity	$20,352,673	$28,230,979

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022 As Restated	2021	2022 As Restated	2021
Grant revenue	$30,391	$—	$45,474	$—

Operating expenses:
Research and development	2,590,032	2,467,575	5,883,693	5,728,479
General and administrative	1,044,334	1,370,393	2,375,883	3,346,969
Total operating expenses	3,634,366	3,837,968	8,259,576	9,075,448
Loss from operations	(3,603,975)	(3,837,968)	(8,214,102)	(9,075,448)
Other income (expense):
Interest income	15,369	24,254	27,275	44,287
Interest expense	(816)	(1,033)	(4,062)	(3,601)
Local business tax	(490)	(600)	(980)	(1,200)
Miscellaneous income	369	—	11,333	670
Total other income, net	14,432	22,621	33,566	40,156
Loss before income taxes	(3,589,543)	(3,815,347)	(8,180,536)	(9,035,292)
Income tax benefit	—	—	—	—
Net loss	$(3,589,543)	$(3,815,347)	$(8,180,536)	$(9,035,292)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.08)
Shares used to compute basic and diluted net loss per share	116,394,806	115,864,162	116,394,806	109,357,191

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Restated)

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	116,394,806	$116,395	16,017,000.000	$2,656,713	$194,987,219	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(4,590,993)	(4,590,993)
Balances at March 31, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,077,466	$(175,865,121)	$21,985,453
Compensation expense relating to option issuances	—	—	—	—	278,988	—	278,988
Net loss	—	—	—	—	—	(3,589,543)	(3,589,543)
Balances at June 30, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,356,454	$(179,454,664)	$18,674,898

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	115,638	16,017,000	2,656,713	194,060,575	(160,782,459)	36,050,467
Compensation expense relating to option issuances	—	—	—	—	231,140	—	231,140
Issuance of common stock from option exercise	556,540	557	—	—	266,583	—	267,140
Net loss	—	—	—	—	—	(3,815,347)	(3,815,347)
Balances at June 30, 2021	116,194,806	116,195	16,017,000	2,656,713	194,558,298	(164,597,806)	32,733,400

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022 As Restated	2021
Cash flows from operating activities:
Net loss	$(8,180,536)	$(9,035,292)
Depreciation and amortization	18,847	25,176
Gain on sale of property and equipment	(10,964)	—
Stock-based compensation expense	369,235	1,354,901
Changes in operating assets and liabilities:
Other receivables	6,987	—
Prepaid expenses and other current assets	(1,555,350)	256,189
Accounts payable and accrued expenses	332,024	993,251
Net cash used in operating activities	(9,019,757)	(6,405,775)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	—
Purchase of property and equipment	(87,047)	—
Net cash used in investing activities	(75,047)	—
Cash flows from financing activities:
Payments on short-term notes payable	(303,416)	(228,227)
Redemption of Series C Preferred stock	—	(5,635,672)
Proceeds from issuance of common stock for option exercise	—	267,140
Proceeds from issuance of common stock for warrant exercise	—	2,261,336
Net proceeds from issuance of common stock	—	26,676,392
Net cash provided by (used in) financing activities	(303,416)	23,340,969
Net increase (decrease) in cash and cash equivalents	(9,398,220)	16,935,194
Cash and cash equivalents at beginning of period	27,265,703	17,639,575
Cash and cash equivalents at end of period	$17,867,483	$34,574,769
Supplemental disclosure of cash flow information:
Interest paid	$4,062	$3,601
Non-cash investing and financing activities:
Stock dividend on Series C Preferred stock	$—	$1,117,531

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

1A: Amendment To Previously Reported Quarterly Financial Statements

The Company’s previously issued unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2022 have been restated related to the Company’s accounting for certain research and development expense; certain upfront and prepayments made to vendors, and their classification on the Company’s unaudited consolidated financial statements.

Management reviewed the terms and conditions of the contracts and the payments and concluded that during the three- and six-month period ended June 30, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors and determined that the unaudited consolidated financial statements originally reported for the three- and six- month periods ended June 30, 2022 classified research and development expense on the unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

The Company has restated its accounting for these prepaid research and development expenses and recorded them as prepaid assets on its unaudited consolidated balance sheet with changes to the amount of research and development expense recorded on its unaudited consolidated statement of operations for the three-and six- month periods ended June 30, 2022.

As a result of these adjustments, net loss for the three and six months ended June 30, 2022 was reduced by approximately $0.4 million and $1.9 million respectively. The total assets reported for the six-month period ended June 30, 2022 increased by approximately $1.9 million. Total accumulated deficit for the six-month period ending June 30, 2022 was reduced by approximately $1.9 million. The Company has reported an amended net loss of $3.6 million and $8.2 million for the three and six months ended June 30, 2022 respectively; versus the previously reported net loss of approximately $4 million and $10 million. For the same six-month period ended June 30, 2022 the Company has also reported amended total assets of $20 million and accumulated deficit of $179 million versus $18 million and $181 million respectively.

The following table summarizes the effect of the restatement on the Company’s unaudited consolidated financial statements for the three- and six- months ended June 30, 2022:

Oragenics, Inc.

Consolidated Balance Sheets

June 30, 2022

	As Previously Reported	Adjustment	As Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,867,483		$17,867,483
Other receivables	-		-
Prepaid expenses and other current assets	102,498	1,887,551	1,990,049
Total current assets	17,969,981		19,857,532
Property and equipment, net	109,780		109,780
Operating lease right-of-use assets	385,361		385,361
Total assets	$18,465,122		$20,352,673
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,279,598		$1,279,598
Short-term notes payable	-		-
Operating lease liabilities	180,824		180,824
Total current liabilities	1,460,422		1,460,422

Long-term liabilities:
Operating lease liabilities	217,353		217,353
Total long-term liabilities	217,353		217,353

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 9,417,000 Series A shares, 6,600,000 Series B shares, issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,656,713		2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, 116,394,806 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	116,395		116,395
Additional paid-in capital	195,356,454		195,356,454
Accumulated deficit	(181,342,215)	1,887,551	(179,454,664)
Total shareholders’ equity	16,787,347		18,674,898
Total liabilities and shareholders’ equity	$18,465,122		$20,352,673

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Restated
Grant revenue	$30,391		$30,391

Operating expenses:
Research and development	3,033,182	(443,150)	2,590,032
General and administrative	1,044,334		1,044,334
Total operating expenses	4,077,516		3,634,366
Loss from operations	(4,047,125)		(3,603,975)
Other income (expense):
Interest income	15,369		15,369
Interest expense	(816)		(816)
Local business tax	(490)		(490)
Miscellaneous income	369		369
Total other income, net	14,432		14,432
Loss before income taxes	(4,032,693)		(3,589,543)
Income tax benefit	-		-
Net loss	$(4,032,693)		$(3,589,543)
Basic and diluted net loss per share	$(0.03)		$(0.03)
Shares used to compute basic and diluted net loss per share	116,394,806		116,394,806

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Restated
Grant revenue	$45,474		$45,474

Operating expenses:
Research and development	7,771,244	(1,887,551)	5,883,693
General and administrative	2,375,883		2,375,883
Total operating expenses	10,147,127		8,259,576
Loss from operations	(10,101,653)		(8,214,102)
Other income (expense):
Interest income	27,275		27,275
Interest expense	(4,062)		(4,062)
Local business tax	(980)		(980)
Miscellaneous income	11,333		11,333
Total other income, net	33,566		33,566
Loss before income taxes	(10,068,087)		(8,180,536)
Income tax benefit	-		-
Net loss	$(10,068,087)		$(8,180,536)
Basic and diluted net loss per share	$(0.09)		$(0.07)
Shares used to compute basic and diluted net loss per share	116,394,806		116,394,806

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(10,068,087)	1,887,551	$(8,180,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,847		18,847
Gain on sale of property and equipment	(10,964)		(10,964)
Stock-based compensation expense	369,235		369,235
Changes in operating assets and liabilities:			-
Other receivables	6,987		6,987
Prepaid expenses and other current assets	332,201	(1,887,551)	(1,555,350)
Accounts payable and accrued expenses	332,024		332,024
Net cash used in operating activities	(9,019,757)		(9,019,757)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000		12,000
Purchase of property and equipment	(87,047)		(87,047)
Net cash used in investing activities	(75,047)		(75,047)
Cash flows from financing activities:
Payments on short-term notes payable	(303,416)		(303,416)
Redemption of Series C Preferred stock	-		-
Proceeds from issuance of common stock for option exercise	-		-
Proceeds from issuance of common stock for warrant exercise	-		-
Net proceeds from issuance of common stock	-		-
Net cash provided by (used in) financing activities	(303,416)		(303,416)
Net increase (decrease) in cash and cash equivalents	(9,398,220)		(9,398,220)
Cash and cash equivalents at beginning of period	27,265,703		27,265,703
Cash and cash equivalents at end of period	$17,867,483		$17,867,483
Supplemental disclosure of cash flow information:
Interest paid	$4,062		$4,062
Non-cash investing and financing activities:	-		-
Stock dividend on Series C Preferred stock	$-		$-

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

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $8,180,536 and used cash of $9,019,757 in its operating activities during the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $179,454,664.

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

6. Prepaids, As Restated

As of June 30, 2022 and December 31, 2021, the Company had $1,990,049 and $434,699, respectively, in prepaid expense and other current assets. The balance on June 30, 2022 consists of approximately $1.9 million paid to third-party vendors for research and development to be completed, $0.08 million for prepaid insurance expense, and deposits of approximately $0.02 million.

	June 30,	December 31,
	2022	2021
Prepaid Expense	1,972,109	416,759
Deposits	17,940	17,940
Total	1,990,049	434,699

7. Short-Term Notes Payable

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

Our research and development expenses were $5,883,693 and $5,728,479 for the six months ended June 30, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021, As Restated

Grant revenue. Grant revenue was $30,391 for the three months ended June 30, 2022 compared to $-0- for the three months ended June 30, 2021; an increase of $30,391, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development, As Restated. Research and development expenses were $2,590,032 for the three months ended June 30, 2022 compared to $2,467,575 for the three months ended June 30, 2021, an increase of $122,457.

The table below provides a breakdown of our research and development expense for the periods for our current development programs:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	297,520	304,311

Vaccine Development Expense

Clinical Research	864,367	-

Non-clinical research and development activities	1,428,145	2,163,264

Total Research and Development expense	$2,590,032	$2,467,575

This increase in research and development expense reflected on the statement of operations was primarily due to increases in costs associated with research and development and materials related to the development of the NT-CoV2-1 vaccine program.

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

Results of Operations for the Six Months Ended June 30, 2022 and 2021, As Restated

Grant revenue. Grant revenue was $45,474 for the six months ended June 30, 2022 compared to $-0- for the six months ended June 30, 2021; an increase of $45,474, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development, as Restated. Research and development expenses were $5,883,693 for the six months ended June 30, 2022 compared to 5,728,479 for the six months ended June 30, 2021, an increase of $155,214 or 3%.

The table below provides a breakdown of our research and development expense for the periods for our current development programs:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	688,557	595,383

Vaccine Development Expense

Clinical Research	1,955,117	-

Non-clinical research and development activities	3,240,019	5,133,096

Total Research and Development expense	$5,883,693	$5,728,479

This increase was primarily due to increases in costs associated with the NT-CoV2-1 vaccine program, supplies and equipment costs, bonus costs, costs associated with our lantibiotic ECC, patent costs, and rent and utilities costs, of $611,926, $44,490, $39,060, $27,966, $26,745, and $18,891, respectively. These increases were partially offset by decreases in costs associated with consideration relating to the acquisition of Noachis Terra, Inc., and salaries of $542,261, and $71,603, respectively. The increase in research and development expenses attributable to the vaccine development program related to our taking the requisite preclinical steps to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

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

Liquidity and Capital Resources, As Restated

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2022 and June 30, 2021 our operating activities used cash of $9,019,757, and $6,405,775, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities, which is primarily driven by an increase in prepaid expenses of approximately $1.6 million. We had a working capital surplus of $18,397,106 and $26,262,129 at June 30, 2022 and December 31, 2021, respectively.

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

On April 4, 2023, the Principal Executive Officer, Chief Financial Officer, Audit Committee, and the Company’s Board of Directors, in connection with the Restatement, concluded that the Company had a material weakness relating to the review of research and development contracts, as of June 30, 2022. Furthermore, the Company’s internal control over review of research and development contracts did not operate effectively, resulting in material errors in the financial statements. For additional detail regarding the errors in the financial statements refer to the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and President, and Chief Financial Officer, has concluded there was no changes in internal controls over financial reporting during the three- and six- months ended June 30, 2022.

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

The following risk factors are in addition to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the three- and six- month periods ended June 30, 2022, filed with the SEC August 9, 2022:

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

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements of the Company for the three- and six- months ended June 30, 2022, as reported in the Q2 2022 10-Q. As a result, the Company determined that the unaudited consolidated financial statements for the three- and six- months ended June 30, 2022 should be restated, and the Company should file an amendment to the Q2 2022 10-Q with the SEC.

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

As discussed in the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim consolidated financial statements for the three- and six- month periods ended June 30, 2022.

We have concluded that there is a material weakness related to the review of research and development contracts. The material weakness resulted in the restatement of certain of our financial statements and related disclosures, as discussed in the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $8.2 million and $9.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively, and approximately $15.7 million and $26.4 million for the years ended December 31, 2021, and 2020, respectively. As of June 30, 2022, our accumulated deficit was approximately $179 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

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
Janet Huffman, Chief Financial Officer and Principal Accounting Officer

