Form 10-Q/A
period 2022-09-30
ORAGENICS INC
filed 2023-04-14
CIK 1174940

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

EXPLANATORY NOTE

Oragenics Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not properly analyzing research and development contracts. The total adjustments made resulted in a decrease in net loss of approximately $1.9 million for the nine-month period ended September 30, 2022. On April 10, 2023, the Company filed a Current Report on Form 8-K disclosing that the consolidated financial statements included in the Original Form 10-Q should not be relied upon.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness as of September 30, 2022, as the Company’s procedures related to the review of research and development contracts was insufficient, resulting in material errors in the consolidated financial statements. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	September 30, 2022 As Restated	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,951,054	$27,265,703
Other receivables	—	6,987
Prepaid expenses and other current assets	2,572,033	434,699
Total current assets	16,523,087	27,707,389
Property and equipment, net	132,382	45,708
Operating lease right-of-use assets	395,435	477,882
Total assets	$17,050,904	$28,230,979
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$946,084	$947,574
Short-term notes payable	424,924	303,416
Operating lease liabilities	201,973	194,270
Total current liabilities	1,572,981	1,445,260

Long-term liabilities:
Operating lease liabilities	204,593	299,520
Total long-term liabilities	204,593	299,520

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000, and 9,417,000 Series A shares, 4,050,000 and 6,600,000 Series B shares, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,592,723	2,656,713
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, 117,304,809 and 116,394,806 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	117,305	116,395
Additional paid-in capital	196,888,079	194,987,219
Accumulated deficit	(183,324,777)	(171,274,128)
Total shareholders’ equity	15,273,330	26,486,199
Total liabilities and shareholders’ equity	$17,050,904	$28,230,979

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022 As Restated	2021	2022 As Restated	2021
Grant revenue	$86,047	$—	$131,521	$—

Operating expenses:
Research and development	2,777,068	3,547,321	8,660,761	9,275,800
General and administrative	1,215,009	847,134	3,590,892	4,194,103
Total operating expenses	3,992,077	4,394,455	12,251,653	13,469,903
Loss from operations	(3,906,030)	(4,394,455)	(12,120,132)	(13,469,903)
Other income (expense):
Interest income	41,634	17,760	68,909	62,047
Interest expense	(5,228)	(7,053)	(9,290)	(10,654)
Local business tax	(489)	2	(1,469)	(1,198)
Miscellaneous income	—	—	11,333	670
Total other income, net	35,917	10,709	69,483	50,865
Loss before income taxes	(3,870,113)	(4,383,746)	(12,050,649)	(13,419,038)
Income tax benefit	—	—	—	—
Net loss	$(3,870,113)	$(4,383,746)	$(12,050,649)	$(13,419,038)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.10)	$(0.12)
Shares used to compute basic and diluted net loss per share	116,744,807	116,262,938	116,511,473	111,748,586

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Restated)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	116,394,806	$116,395	16,017,000.000	$2,656,713	$194,987,219	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(4,590,993)	(4,590,993)
Balances at March 31, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,077,466	$(175,865,121)	$21,985,453
Compensation expense relating to option issuances	—	—	—	—	278,988	—	278,988
Net loss	—	—	—	—	—	(3,589,543)	(3,589,543)
Balances at June 30, 2022	116,394,806	$116,395	16,017,000.000	$2,656,713	$195,356,454	$(179,454,664)	$18,674,898
Compensation expense relating to option issuances	—	—	—	—	468,545	—	468,545
Conversion of Series A preferred stock to common stock	400,001	400	(4,000,000)	(415,169)	414,769	—	—
Conversion of Series B preferred stock to common stock	510,002	510	(2,550,000)	(648,821)	648,311	—	—
Net loss	—	—	—	—	—	(3,870,113)	(3,870,113)
Balances at September 30, 2022	117,304,809	$117,305	9,467,000.000	$1,592,723	$196,888,079	$(183,324,777)	$15,273,330

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	91,766,928	$91,767	16,017,133.483	$7,174,854	$164,022,957	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,123,761	—	1,123,761
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C redemption			(166.499)	(5,635,672)			(5,635,672)
ATM offering - net of expenses	21,398,765	21,399	—	—	26,654,993	—	26,676,392
Issuance of common stock from warrant exercise	2,472,573	2,472	—	—	2,258,864	—	2,261,336
Net loss	—	—	—	—	—	(5,219,945)	(5,219,945)
Balances at March 31, 2021	115,638,266	115,638	16,017,000	2,656,713	194,060,575	(160,782,459)	36,050,467
Compensation expense relating to option issuances	—	—	—	—	231,140	—	231,140
Issuance of common stock from option exercise	556,540	557	—	—	266,583	—	267,140
Net loss	—	—	—	—	—	(3,815,347)	(3,815,347)
Balances at June 30, 2021	116,194,806	116,195	16,017,000	2,656,713	194,558,298	(164,597,806)	32,733,400
Compensation expense relating to option issuances					100,769		100,769
Issuance of common stock from option exercise	200,000	200			95,800		96,000
Net loss						(4,383,746)	(4,383,746)
Balances at September 30, 2021	116,394,806	116,395	16,017,000	2,656,713	194,754,867	(168,981,552)	28,546,423

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022 As Restated	2021
Cash flows from operating activities:
Net loss	$(12,050,649)	$(13,419,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,594	34,817
Gain on sale of property and equipment	(10,964)	—
Stock-based compensation expense	837,780	1,455,670
Changes in operating assets and liabilities:
Other receivables	6,987	—
Prepaid expenses and other current assets	(1,608,905)	356,756
Accounts payable and accrued expenses	(1,490)	586,177
Net cash used in operating activities	(12,795,647)	(10,985,618)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	—
Purchase of property and equipment	(124,081)	(24,123)
Net cash used in investing activities	(112,081)	(24,123)
Cash flows from financing activities:
Payments on short-term notes payable	(406,921)	(346,138)
Redemption of Series C Preferred stock	—	(5,635,672)
Proceeds from issuance of common stock for option exercise	—	363,140
Proceeds from issuance of common stock for warrant exercise	—	2,261,336
Net proceeds from issuance of common stock	—	26,676,392
Net cash provided by financing activities	(406,921)	23,319,058
Net increase (decrease) in cash and cash equivalents	(13,314,649)	12,309,317
Cash and cash equivalents at beginning of period	27,265,703	17,639,575
Cash and cash equivalents at end of period	$13,951,054	$29,948,892
Supplemental disclosure of cash flow information:
Interest paid	$9,290	$10,654
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$528,429	$600,169
Value of Series A preferred stock converted into common stock	$415,169	$—
Value of Series B preferred stock converted into common stock	$648,821	$—
Par value of common stock issued in connection with Series A Preferred Stock Conversion	$400	$—
Par value of common stock issued in connection with Series B Preferred Stock Conversion	$510	$—
Stock dividend on Series C Preferred stock	$—	$1,117,531

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

1A: Amendment To Previously Reported Quarterly Financial Statements

The Company’s previously issued consolidated financial statements for the three and nine months ended September 30, 2022 have been restated related to the Company’s accounting for research and development expenses; certain upfront or prepayments made to vendors and expenses to be accrued, and their classification on the Company’s financial statements for the three- and nine- month periods ended September 30, 2022.

Management reviewed the terms and conditions of the contracts and the payments and concluded that during the three- and nine-month periods ending September 30, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors for future research and development; and determined that the financial statements originally reported for the three-and nine-month periods ended September 30, 2022 classified expense on the Company’s unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet. Management also determined that during the three- and nine-month periods ending September 30, 2022, expenses had been incurred for research and development activities completed that should have been reflected as expense on the Company’s unaudited consolidated statement of operations and accrued liabilities on the Company’s unaudited consolidated balance sheet.

The Company has restated its accounting for these prepaid and accrued expenses and recorded them as prepaid assets and accrued liabilities on its consolidated balance sheet with changes to the amount of research and development expense recorded on the consolidated statement of operations for the three- and nine- month periods ended September 30, 2022.

As a result of these adjustments, net loss for the three and nine months ended September 30, 2022 was reduced by $0.05 million and $1.9 million respectively. The total assets reported for the nine-month period ended September 30, 2022 increased by $2.0 million. Total accumulated deficit for the nine-month period ending September 30, 2022 was reduced by $1.9 million. The Company has reported an amended net loss of $3.9 million and $12 million for the three- and nine-month periods ended September 30, 2022 respectively; versus the previously reported net loss of approximately $3.9 million and $14 million. For the nine-month period ended September 30, 2022 the Company has also reported amended total assets of $17 million and accumulated deficit of $183 million versus $15 million and $185 million respectively.

The following tables summarize the effects of the restatement on the Company’s consolidated unaudited financial statements for the three- and nine-months ended September 30, 2022:

Oragenics, Inc.

Consolidated Balance Sheets

September 30, 2022

	As Previously Reported	Adjustment	As Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,951,054		$13,951,054
Other receivables	—		-
Prepaid expenses and other current assets	561,952	2,010,081	2,572,033
Total current assets	14,513,006		16,523,087
Property and equipment, net	132,382		132,382
Operating lease right-of-use assets	395,435		395,435
Total assets	$15,040,823		$17,050,904
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$871,084	75,000	$946,084
Short-term notes payable	424,924		424,924
Operating lease liabilities	201,973		201,973
Total current liabilities	1,497,981		1,572,981

Long-term liabilities:
Operating lease liabilities	204,593		204,593
Total long-term liabilities	204,593		204,593

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000, and 9,417,000 Series A shares, 4,050,000 and 6,600,000 Series B shares, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,592,723		1,592,723
Common stock, $0.001 par value; 250,000,000 and 200,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, 117,304,809 and 116,394,806 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	117,305		117,305
Additional paid-in capital	196,888,079		196,888,079
Accumulated deficit	(185,259,858)	1,935,081	(183,324,777)
Total shareholders’ equity	13,338,249		15,273,330
Total liabilities and shareholders’ equity	$15,040,823		$17,050,904

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Grant revenue	$86,047		$86,047

Operating expenses:
Research and development	2,824,598	(47,530)	2,777,068
General and administrative	1,215,009		1,215,009
Total operating expenses	4,039,607		3,992,077
Loss from operations	(3,953,560)		(3,906,030)
Other income (expense):
Interest income	41,634		41,634
Interest expense	(5,228)		(5,228)
Local business tax	(489)		(489)
Miscellaneous income	-		-
Total other income, net	35,917		35,917
Loss before income taxes	(3,917,643)		(3,870,113)
Income tax benefit	-		-
Net loss	$(3,917,643)		$(3,870,113)
Basic and diluted net loss per share	$(0.03)		$(0.03)
Shares used to compute basic and diluted net loss per share	116,744,807		116,744,807

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Grant revenue	$131,521		$131,521

Operating expenses:
Research and development	10,595,842	(1,935,081)	8,660,761
General and administrative	3,590,892		3,590,892
Total operating expenses	14,186,734		12,251,653
Loss from operations	(14,055,213)		(12,120,132)
Other income (expense):
Interest income	68,909		68,909
Interest expense	(9,290)		(9,290)
Local business tax	(1,469)		(1,469)
Miscellaneous income	11,333		11,333
Total other income, net	69,483		69,483
Loss before income taxes	(13,985,730)		(12,050,649)
Income tax benefit	—		-
Net loss	$(13,985,730)		$(12,050,649)
Basic and diluted net loss per share	$(0.12)		$(0.10)
Shares used to compute basic and diluted net loss per share	116,511,473		116,511,473

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(13,985,730)	1,935,081	$(12,050,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,594		31,594
Gain on sale of property and equipment	(10,964)		(10,964)
Stock-based compensation expense	837,780		837,780
Changes in operating assets and liabilities:			—
Other receivables	6,987		6,987
Prepaid expenses and other current assets	401,176	(2,010,081)	(1,608,905)
Accounts payable and accrued expenses	(76,490)	75,000	(1,490)
Net cash used in operating activities	(12,795,647)		(12,795,647)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000		12,000
Purchase of property and equipment	(124,081)		(124,081)
Net cash used in investing activities	(112,081)		(112,081)
Cash flows from financing activities:
Payments on short-term notes payable	(406,921)		(406,921)
Redemption of Series C Preferred stock	—		—
Proceeds from issuance of common stock for option exercise	—		—
Proceeds from issuance of common stock for warrant exercise	—		—
Net proceeds from issuance of common stock	—		—
Net cash provided by financing activities	(406,921)		(406,921)
Net increase (decrease) in cash and cash equivalents	(13,314,649)		(13,314,649)
Cash and cash equivalents at beginning of period	27,265,703		27,265,703
Cash and cash equivalents at end of period	$13,951,054		$13,951,054
Supplemental disclosure of cash flow information:
Interest paid	$9,290		$9,290
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$528,429		$528,429
Value of Series A preferred stock converted into common stock	$415,169		$415,169
Value of Series B preferred stock converted into common stock	$648,821		$648,821
Par value of common stock issued in connection with Series A Preferred Stock Conversion	$400		$400
Par value of common stock issued in connection with Series B Preferred Stock Conversion	$510		$510
Stock dividend on Series C Preferred stock	$—		$—

See accompanying notes.

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

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $12,050,649 and used cash of $12,795,647 in its operating activities during the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $183,324,777.

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

6. Prepaids, As Restated

As of September 30, 2022 and December 31, 2021, the Company had $2,572,033 and $434,699, respectively. In the nine-month period ended September 30, 2022. The balance at September 30, 2022 reflects approximately $2.0 million paid to third-party vendors for research and development to be completed, $0.5 million in prepaid insurance and deposits of approximately $0.02 million.

	September 30,	December 31,
	2022	2021
Prepaid Expense	2,554,093	416,759
Deposits	17,940	17,940
Total	2,572,033	434,699

7. Short-Term Notes Payable

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

Our research and development expenses were $8,660,761 and $9,275,800 for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021, As Restated

Grant revenue. Grant revenue was $86,047 for the three months ended September 30, 2022 compared to $-0- for the three months ended September 30, 2021; an increase of $86,047, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development, As Restated. Research and development expenses were $2,777,068 for the three months ended September 30, 2022 compared to $3,547,321 for the three months ended September 30, 2021, a decrease of $770,253.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	296,916	239,734

Vaccine Development Expense

Clinical Research	678,500	-

Non-clinical research and development activities	1,801,652	3,307,587

Total Research and Development expense	$2,777,068	$3,547,321

This decrease was primarily due to approximately $122,530 of costs associated with prepayments for research and development of the NT-CoV2-1 vaccine program that are reflected as increases to prepaid expenses on the Company’s consolidated balance sheet, and employee stock-based compensation costs of $779,905, and $6,650, respectively. These decreases were partially offset by increases in costs associated with supplies and equipment, costs associated with our lantibiotic research, depreciation, employee benefits, and salaries of $22,990, $10,731, $9,522, $8,791, and $7,028, respectively. The research and development expenses attributable to the vaccine development program related to our taking the requisite steps to manage the timing of expenses associated with the preclinical efforts required for us to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate and in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

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

Results of Operations for the Nine Months Ended September 30, 2022 and 2021, As Restated

Grant revenue. Grant revenue was $131,521 for the nine months ended September 30, 2022 compared to $-0- for the nine months ended September 30, 2021; an increase of $131,521, or 100.0%. This increase was attributable to the award of a small business innovation research grant.

Research and Development. Research and development expenses were 8,660,761 for the nine months ended September 30, 2022 compared to 9,275,800 for the nine months ended September 30, 2021, a decrease of 615,039.

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	985,475	1,377,379

Vaccine Development Expense

Clinical Research	2,633,617	-

Non-clinical research and development activities	5,041,669	7,898,421

Total Research and Development expense	$8,660,761	$9,275,800

This decrease was primarily due to approximately $1.9 million paid as prepayments associated with research and development expenses for the NT-CoV2-1 vaccine program. Other expenses reflect; research and development expenses, supplies and equipment costs, bonus costs, costs associated with our lantibiotic research, rent and utilities costs, patent costs, depreciation, and employee benefit costs of $1,012,915, $67,694, $39,060, $38,696, $23,979, $22,402, $21,612, and $14,999, respectively. These increases were partially offset by decreases in costs associated with consideration relating to the acquisition of Noachis Terra, Inc., salaries, and stock-based compensation costs of $542,261, $64,574, and $20,483 respectively. The increase in research and development expenses attributable to the vaccine development program related to our taking the requisite preclinical steps to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

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

Liquidity and Capital Resources, As Restated

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2022 and September 30, 2021 our operating activities used cash of $12,795,647, and $10,985,618, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities primarily driven by increases in prepaid expense of approximately $1.6 million. We had a working capital surplus of $14,950,106 and $26,262,129 at September 30, 2022 and December 31, 2021, respectively.

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

[Moreover, the global impact of COVID-19 could further impact our need for additional capital if we experience delays in our anticipated timelines or achievement milestones.]

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

On April 4, 2023, the Chief Executive Officer and President, Chief Financial Officer, Audit Committee, and the Company’s Board of Directors, in connection with the Restatement, concluded that the Company had a material weakness related to the review of research and development contracts as of September 30, 2022. Furthermore, the Company’s internal control over the review of research and development contracts did not operate effectively, resulting in material errors in the consolidated financial statements. For additional detail regarding the errors in the financial statements refer to the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and President, and Chief Financial Officer, has concluded there was no changes in internal controls over financial reporting during the three- and nine- month periods ended September 30, 2022.

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

The following risk factors are in addition to the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the three-and nine- month periods ended September 30, 2022, filed with the SEC November 14, 2022:

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

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements of the Company for the three- and nine- month periods ended September 30, 2022, as reported in the Q3 2022 10-Q.  As a result, the Company determined that the unaudited consolidated financial statements for the three- and nine- months ended September 30, 2022 should be restated, and the Company should file an amendment to the Q3 2022 10-Q with the SEC.

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

As discussed in the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim consolidated financial statements for the three- and nine- month periods ended September 30, 2022.

We have concluded that there is a material weakness related to the review of research and development contracts. The material weakness resulted in the restatement of certain of our financial statements and related disclosures, as discussed in the Explanatory Note to this Amendment No. 1 and Note 1A: Amendment To Previously Reported Quarterly Financial Statements. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $12.0 million and $13.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, and approximately $15.7 million and $26.4 million for the years ended December 31, 2021, and 2020, respectively. As of September 30, 2022, our accumulated deficit was approximately $183.3 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue to increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also requires the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

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

