Form 10-K
period 2022-12-31
ORAGENICS INC
filed 2023-04-17
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $41,703,585 computed based upon a last sales price of $21.00 as reported by the NYSE American as of June 30, 2022.

As of April 14, 2023, there were 2,024,657 shares of the registrant’s Common stock outstanding.

Note Regarding Reverse Stock Splits

We filed an amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a reverse split of our authorized and outstanding common stock at a ratio of one for sixty effective January 20, 2023. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenues or achieve profitability;

●	We will need to raise additional capital to continue to implement our business strategy and we may not be able to do so;

●	Our financial capacity and performance, including our ability to obtain funding, non-dilutive or otherwise, necessary to do the research, development, manufacture and commercialization of any one or all of our product candidates;

●	The timing, progress and results of clinical trials of our product candidates, including statements regarding the timing of initiation and completion of pre-clinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	The timing of any submission of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;

●	Our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates including as to administration, distribution and storage;

●	Our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

●	Our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and those of our contractual partners;

●	Our expectations regarding the scope of any approved indications for our product candidates;

●	Our ability to successfully commercialize our product candidates;

●	The potential benefits of, and our ability to maintain, our relationships and collaborations with the NIAID, the NIH, the NRC and other potential collaboration or strategic relationships;

●	Our ability to use our lantibiotic platform to develop future product candidates;

i

●	Our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding, including any application for future grants or funding;

●	Our ability to identify, recruit and retain key personnel and consultants;

●	Our ability to obtain, retain, protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

●	Our ability to advance the development of our new NT-CoV2-1 vaccine product candidate under the timelines and in accord with the milestones projected;

●	Our inability to achieve success in our identification of lantibiotic homologs or the manufacture and nonclinical testing of our lantibiotic product candidates;

●	Our need to comply with extensive and costly regulation by worldwide health authorities, who must approve our product candidates prior to substantial research and development and could restrict or delay the future commercialization of certain of our product candidates;

●	Our ability to successfully complete pre-clinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

●	The safety, efficacy and benefits of our product candidates;

●	The content and timing of submissions to and decisions made by the FDA, other regulatory agencies and nongovernmental bodies and actors, such as investigational review boards;

●	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;

●	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control;

●	Our ability to maintain our listing on the NYSE American and the effects of our 1 for 60 reverse stock split on our price per share and the trading market of our common stock;

●	The impact of the COVID-19 pandemic on our financial condition and business operations and our ability to continue research and development for existing product candidates on previously-projected timelines or in accord with ordinary practices, as well as the broader governmental, global health and macro- and microeconomic responses to and consequences of the pandemic;

●	We may be adversely impacted by any significant broad-based financial crises and its impact on consumers, retailers and equity and debt markets as well as our inability to obtain required additional funding to conduct our business;

●	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy reporting requirements, which add to our costs and require additional management time and resources;

●	Our competitive position and the development of and projections relating to our competitors or our industry; and

●	The impact of laws and regulations, including those that may not yet exist.

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

Overview

We are a development-stage company dedicated to the research and development of potential therapies to fight infectious diseases including coronaviruses and multidrug-resistant organisms. Our lead product (NT-CoV2-1) is an intranasal vaccine candidate to prevent coronavirus disease (“COVID-19”) from the SARS-CoV-2 virus and variants thereof. The NT-CoV2-1 program leverages coronavirus spike protein research licensed from the National Institutes of Health and the National Research Council of Canada with a focus on reducing viral transmission and offering a more patient-friendly intranasal administration. Our proprietary lantibiotics program features a novel class of antibiotics against bacteria our research has shown may be applicable to multiple antibiotic-resistant organisms.

Our SARS-CoV-2 Vaccine Product Candidate – NT-CoV2-1

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

On July 26, 2021, we entered into a licensing agreement with the National Research Council of Canada (“NRC”) that enables us to pursue the development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The license was subsequently amended to include the Omicron variant, broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof, add research protocol developed by the NRC, and add reagents as part of the NRC technologies licensed by us. We extended the license in April 2022. The NRC technologies, in combination with the licensed technologies from the U.S. NIH used in our NT-CoV2-1 vaccine candidate, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, are expected to enable expedited evaluation of SARS-CoV-2 antigen candidates in pre-clinical and clinical studies.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2, which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). Pfizer-BioNTech received approval from the U.S. Food and Drug Administration (“FDA”) for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. In July 2022, the FDA granted EUA for the Novavax COVID-19 vaccine as well. Current vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals, but the transmission levels, even in vaccinated individuals, has allowed SARS-CoV-2 variants to continue to circulate. We believe, given the size of the worldwide spread of COVID-19, that even with additional vaccines available, there will be demand for the highly differentiated NT-CoV2-1 vaccine once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our NRC license and our existing clinical research and manufacturing capabilities to respond to this ongoing, global, public health issue. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this issue.

Coronaviruses, such as SARS-CoV-2, possess signature protein spikes on their outer capsule. Our NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. Spike protein antigens stabilized in the pre-fusion state have been used successfully in the leading COVID-19 vaccines from Pfizer-BioNTech and Moderna, which we believe reduces the risk of using the same approach in our NT-CoV2-1 vaccine candidate. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating pre-clinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and we are currently producing Phase 1 clinical material based upon this cell line.

We entered into both a material transfer agreement and a non-exclusive research license agreement with Inspirevax Inc. for the use of intranasal mucosal adjuvants in our NT-CoV2-1 vaccine candidates. Regarding the intranasal mucosal adjuvants of interest, BDX300 and BDX301 are proteosome-based adjuvants comprised of proteins and lipopolysaccharides with improved attributes including enhanced immune response, manufacturing efficiency and the benefits of intranasal vaccine administration. More recently, we entered an exclusive global license agreement with Inspirevax for its BDX301 adjuvant. These agreements allow for collaboration and research regarding the intranasal delivery of the vaccine during clinical development with the opportunity to enter into a commercial agreement upon regulatory approval of the intranasal vaccine. In particular, under the exclusive license agreement, we will be forming a joint committee with Inspirevax to oversee the clinical development efforts collaboratively. The NT-CoV2-1 vaccine containing Inspirevax’s intranasal mucosal adjuvant BDX301 has been studied in pre-clinical animal studies, including hamster viral challenge studies and mouse immunogenicity studies. A rabbit toxicology study has been initiated and is required for regulatory approval prior to the Phase 1 clinical study.

We began pre-clinical studies in June of 2021 through our collaboration and material transfer agreement with the NRC. We initiated an immunogenicity study in mice to evaluate several adjuvant candidates. On August 30, 2021, we announced the successful completion of these mouse immunogenicity studies that supported further development using either the intramuscular or intranasal routes of administration. A hamster challenge study was initiated in September of 2021 to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration. In December of 2021, we announced that both formulations generated robust immune responses and reduced the SARS-CoV-2 viral loads to undetectable levels in the nasal passages and lungs five days following a viral challenge. By contrast, hamsters in the control groups that had received saline or adjuvants alone had no detectable immune response and substantial viral loads. The vaccines delivered by intranasal and intramuscular routes generated immune responses as measured by multiple assays. On June 14, 2022, we announced that the results of these studies were published in Scientific Reports, a Nature journal.

In March 2022, following a positive assessment of a rabbit-based pilot study, we initiated a Good Laboratory Practice (GLP) toxicology study to evaluate the safety profile and immunogenicity of NT-CoV2-1 in rabbits. This important preclinical study is designed to provide data required to advance our intranasal vaccine candidate into human clinical studies. We announced favorable preliminary results in August 2022 and, as of December 2022, the study has concluded and we completed the full set of toxicology data, which is needed to support the filing of an Investigational New Drug (“IND”) application for NT-CoV2-1. Based on the findings of the final toxicology report, including a full histopathology evaluation, we were able to confirm a safety and immunogenicity profile that further support our plan to submit regulatory filings required to progress to a Phase 1 clinical study.

While we previously had a Type B Pre-IND Meeting with the FDA on our intramuscular vaccine product candidate, we again met with the FDA in a Type B Pre-IND Meeting request to discuss our intranasal vaccine product candidate. As a result of this meeting, the FDA indicated that we could file an IND application for NT-CoV2-1 following the availability of the final GLP toxicology report for inclusion in the IND.

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

Through assessment of a variety of factors, including our pre-clinical testing to date, the expected benefits noted above, and evolving variants and available vaccines in use, we determined to focus our development efforts on the intranasal delivery of our vaccine product candidate, NT-CoV2-1, which we believe is more highly differentiated than the currently available and late-stage COVID-19 vaccines. We are currently evaluating formulation options and considering regulatory pathways to advance the program. In connection therewith, we are strategically assessing multiple opportunities inclusive of further regulatory guidance and requirements, and the potential implications thereof. As a result, we now anticipate being in a position to file an IND application in the United States and/or a Clinical Trial Application in Canada and to thereafter commence a Phase 1 clinical study with NT-CoV2-1 in the back half of 2023.

We expect to use our currently available cash resources to continue to advance the development of NT-CoV2-1 through IND-enabling studies and commencement of a Phase 1 clinical trial with further clinical development being contingent upon the receipt of additional funding, including non-dilutive government grant funding which we continue to pursue or partnering or out-licensing opportunities.

Our Antibiotic Product Candidate – Oragenics Derived Compound (ODC-x)

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

The timing of the filing of an IND regarding any future lantibiotic candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to seek to continue to advance our lantibiotics program to an IND filing subject to the availability of both human and financial capital. Based upon the current funding, we expect to reduce our focus on the identification of new potential product lantibiotic product candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study until such time as we raise additional capital.

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

In March 2023, we reported favorable findings from third party laboratory testing of several compounds in our lantibiotics platform to combat multiple pathogens despite the resistance of those pathogens to standard-of-care antibiotics. Lantibiotics are a novel class of antibiotics with the potential to treat serious, life-threatening infections. Through our platform, we have created more than 700 potential lantibiotic structures.

Our lantibiotics platform is focused on the development of new antibiotics effective against certain pathogens including Enterococcus faecium (VRE) and Staphylococcus aureus (MRSA). This preclinical testing was conducted through our collaboration with Linnaeus Bioscience Inc.

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 and NT-CoV2-1 vaccine product candidates. We hold a non-exclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2. We also hold a non-exclusive license with the NRC that enables us to pursue the rapid development of next-generation vaccines against SARS-CoV-2 (the “NIH License”) and its variants (the “NRC License”) and an exclusive global license with Inspirevax (the “Inspirevax License” and, together with the NIH License and NRC License, the “License Agreements”).

Additionally, we are developing semi-synthetic lantibiotic analogs that may be effective against systemic Gram-positive multidrug infections, and analogs that may be effective in treating Gram-negative infections. We seek to protect our product candidates through patents and patent applications, pursuant to the terms of the License Agreements.

Product/Candidate	Description	Application	Status
NT-CoV2-1	Intranasal vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Antibiotics	Semi-synthetic analogs of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Pre-clinical

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, which forces companies to look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

Our SARS-CoV-2 Vaccine Product Candidate-NT-CoV2-1

Market Opportunity

The worldwide revenues for the Pfizer-BioNTech and Moderna mRNA COVID-19 vaccines in 2022 were $37.8 billion and $18.4 billion, respectively. In January 2023, the World Health Organization’s estimates indicated that, as of January 8, 2023, the number of worldwide COVID-19 infections exceeded 659,000,000 and the number of deaths directly attributed to COVID-19 have exceeded 6,600,000.

The overall disease burden has continued to increase in the US despite 91% of those 65 years of older being fully vaccinated and 71% of those 5 years of age or older. Current vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals, but the transmission levels even in vaccinated individuals has allowed the SARS-CoV-2 variants to continue to circulate. We believe an intranasally-administered vaccine against COVID-19 has the potential to reduce transmission more effectively than those delivered intramuscularly because the intranasal is expected to induce mucosal immunity in the nose and throat, which are the early entry points for SARS-CoV-2. The inclusion of COVID-19 vaccines in the routine childhood immunization schedule may be anticipated assuming COVID-19 enters an endemic phase. Intranasal COVID-19 vaccines could play an important role in routine pediatric immunization since they create less anxiety in needle-phobic children and can more easily fit into an increasingly crowded schedule of injected vaccines.

COVID-19 disease epidemiology is closely monitored and, as such, recommendations as to vaccinations and treatments have been evolving accordingly. The possibility of new COVID-19 variants, and the potential spread of such variants have altered the dynamics of disease spread and led to the requirement of booster shots in the US and other countries to help facilitate control of the newer viral strains.

Our Strategy

We seek to continue developing the NT-CoV2-1 vaccine candidate to the point of entering into a licensing deal or strategic partnership. In connection with the development of our NT-CoV2-1 vaccine candidate, we expect to focus on differentiation of our vaccine product candidate by using intranasal administration, which none of the currently available intramuscular vaccines can offer. We believe that development of a vaccine that has differentiated attributes to those currently being used will be beneficial in helping to control the spread of SARS–CoV-2. We anticipate that the main use of NT-CoV2-1 will be as a booster dose for those already vaccinated with a different COVID-19 vaccine, since the vaccination coverage rates in developed countries is already very high. A potential longer-term objective would be to offer NT-CoV2-1 as an intranasal vaccine for the primary immunization of infants or children in the routine childhood immunization schedule.

Should the spread of SARS-CoV-2 be controlled to such extent that it would potentially impact our efforts to commercialize our NT-CoV2-1 as a vaccine candidate, we believe we could identify and pursue other vaccines to develop that are capable of preventing new infectious disease threats.

Regulatory

We held a pre-IND meeting with the FDA on our Terra CoV-2 vaccine candidate. The broad support for our approach by the FDA included a number of activities, including: (i) use of the Research Cell Bank in the early manufacturing process development; (ii) Use of early pilot batch manufacture under Good Manufacturing Processes (GMP) for the anticipated Phase 1 clinical trials; and, (iii) submission of draft toxicology reports during IND filing. We have conducted the pre-clinical studies including the Syrian Hamster virus challenge study, the mouse immunogenicity study with positive results for both the intramuscular formulation (Terra CoV-2) and the intranasal formulation (NT-CoV2-1). Due to the potential for greater differentiation with the intranasal vaccine NT-Cov2-1, we are moving that candidate forward into a rabbit toxicology study. Data from the hamster and mouse studies and the rabbit toxicology study will be submitted as part of the IND filing prior to initiation of the Phase 1 human clinical trial for NT-CoV2-1.

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

We intend to develop lantibiotics, a novel class of antibiotics, as active pharmaceutical ingredients toward the goal of commercialization for the treatment of infectious diseases in humans, focusing on infections caused by the most dangerous bacteria identified by the WHO and CDC priority list. Antibiotic resistance is spurred by overuse and misuse of antibiotics and worsened by the lack of scientific innovation. The timing of the filing of an IND regarding homologs of MU1140 is subject to our having sufficient available capital given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to seek to continue to advance our lantibiotics program to an IND filing subject to the availability of both human and financial capital. Based upon the current funding, we expect to reduce our focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study until such time as we raise additional capital. In   addition, we have undertaken research programs to expand our capabilities to improve the physical chemical characteristics (i.e., solubility and stability) of lantibiotics for use to treat systemic Gram-positive infections and also exploring lantibiotics that may be efficient against Gram negative bacteria.

Market Opportunity

Many Gram-positive related HAIs are caused by drug-resistant bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA; vancomycin-resistant Enterococcus faecalis, or VRE; and Clostridium difficile, or C. diff. According to the most recent Centers for Disease Control and Prevention, (“CDC”) report on Antibiotic Resistance Threats in the US (2019), the number of people facing antibiotic resistance in the United States is too high. More than 2.8 million antibiotic-resistant infections occur in the United States each year, and more than 35,000 people die as a result. In addition, nearly 223,900 people in the United States required hospital care for C. difficile and at least 12,800 people died in 2017.

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

To develop homologs of MU1140 paired with high producing strains to the point of partnership, and to develop additional lantibiotics in connection with our work on MU1140. MU1140 has demonstrated activity against a wide variety of disease-causing Gram-positive bacteria, including MRSA, VRE, C. difficile, Mycobacterium tuberculosis and Bacillus anthracis.

To develop new antibiotics effective against certain pathogens including Enterococcus faecium (VRE) and Staphylococcus aureus (MRSA).

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

Our NRC License Agreement

On July 26, 2021, we entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the NRC pursuant to which the NRC granted us a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on our behalf to be used and sold, worldwide, by us. The License Agreement was subsequently amended to include the Delta and Omicron variants. In addition, we subsequently amended the License Agreement to broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof.

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

Our Inspirevax License Agreement

On February 23, 2023, we entered into a Commercial License Agreement (the “License Agreement”) with Inspirevax Inc. (“Inspirevax”) pursuant to which Inspirevax granted us an exclusive worldwide license to use Inspirevax’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of Inspirevax (the “Inspirevax Technologies”) relating to its novel lipid-protein based intranasal adjuvants, to make, research, and develop an intra-nasal vaccine in combination with an antigen (“Combination Product”) to be used in an intranasal vaccine for use against diseases caused by coronaviruses and any genetic variants thereof to be sold by us.

As consideration for the grant of the license, we will pay an upfront signing fee of $50,000. We will be subject to certain milestone payments as follows: (a) $75,000 upon our decision on an appropriate nasal spray device, (b) $100,000 upon a first patient being dosed in a phase 2a clinical trial, (c) $200,000 upon a first patient being dosed in a Phase 2b/3 clinical trial, (d) $800,000 upon a biologics License Application being submitted to the FDA, (e) $400,000 upon first filing of marketing authorization outside of the United States, and $200,000 for each such additional filing up to five filings, (f) $2,000,000 upon first commercial sale in the United States, (g) $1,000,000 upon first commercial sale in Europe, (h) $500,000 upon first commercial sale outside of United States and Europe and $250,000 for each other country or region up to five. Additionally, during the term we will pay to Inspirevax a 7% royalty on net sales subject to certain gross revenue limitations at which time the royalty will decrease to 4%.

We will be required to use our best efforts to develop a product using the Inspirevax technology including the following: (a) first subject enrollment in first clinical study by December 31, 2023, (b) the first subject enrolled in a Phase 2a study by September 30, 2024, (c) first subject enrolled in a phase 3 registration trial by December 31, 2026, and (d) first marketing approval application submitted by June 30, 2028.

Pursuant to the License Agreement, Inspirevax is required to bear the responsibility and pay the costs to obtain and maintain patents related to the Inspirevax Technologies.

Pursuant to the License Agreement, any and all intellectual property rights in any invention conceived, reduced to practice, or developed during the Term of the License Agreement solely arising from or solely related to the Combination Product or the antigen will be owned by us, and we will bear the responsibility and pay the costs to obtain and maintain patents related to these inventions.

Pursuant to the License Agreement, we are required to indemnify and hold Inspirevax and its employees and agents harmless from and against all liability and damages in connection with or arising out of all claims, demands, losses, damages, costs including solicitor and client costs, actions, suits or proceedings brought by any third party that are in any manner based upon, arising out of, related to, occasioned by, or attributable to the manufacturing, distribution, shipment, offering for sale, sale, or use of Products, services based on the Inspirevax Technologies and product liability and infringement of intellectual property rights other than copyright, if any, licensed under the License Agreement.

Unless terminated earlier, the License Agreement will terminate the later of (i) twenty (20) years from the first commercial sale of a product, (ii) the last date a product is covered by a valid patent claim, or (iii) the expiration of regulatory exclusivity. We may terminate the License Agreement, by giving thirty (30) days written notice to Inspirevax. Either party may terminate, if the other party defaults or is in breach of the License Agreement, provided that if the defaulting party cures the breach within sixty (60) days after the notice is given, the License Agreement shall continue in full force and effect. The License Agreement contains customary confidentiality obligations.

The companies formed a Joint Development Committee (JDC) comprising representatives of both companies to oversee the development efforts collaboratively. Additionally, the agreement provides a certain period of time for the companies to expand their collaboration to pursue the development of additional intranasal vaccine candidates using Inspirevax’s adjuvants.

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

FDA Regulation of Drugs-New Drug Approval Process

Pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or Biologics License Applications (“BLA “)s, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves the following steps before a biological product or new drug may be marketed in the United States:

●	pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice and Good Manufacturing Practice regulations;

●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may commence;

●	performance of adequate and well-controlled clinical trials in three phases, as described below, to establish the safety and efficacy of the drug for each indication according to Good Clinical Practices;

●	submission of an NDA or BLA to the FDA for review;

●	random inspections of clinical sites to ensure validity of clinical safety and efficacy data;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices;

●	FDA approval of the NDA or BLA; and

●	payment of user and establishment fees, if applicable.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or the BLA must include the results of all pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $3,242,026 for fiscal year 2023. These fees typically increase annually.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Expedited Development and Review Programs

The FDA has the authority to facilitate and expedite the development and review of a drug through various programs, such as fast track designation, breakthrough therapy designation and priority review designation. Each program may be utilized by the FDA in the context of particular circumstances. For example, fast track designation would generally be used to facilitate the development and review of a drug that addresses an unmet medical need. Breakthrough therapy designation applies similarly in cases where a drug demonstrates substantial improvement over existing and available therapies. Priority review designation suggests the FDA will take action on an application within six months of filing.

Accelerated approval is also possible in the event a product treats a serious or life threatening condition, and provides a meaningful advantage over available therapies. Products in this category must also meet a number of additional requirements. While a product may qualify for one or more of the foregoing programs, the FDA reserves the right to later decide the product no longer qualifies or that the product is no longer subject to priority regarding its review or approval.

Emergency Use Authorization

The FDA also has the authority to grant an Emergency Use Authorization (“EUA”) to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives, as designated by the U.S. government. An EUA granted by the FDA would permit a drug candidate to be able to be distributed under the conditions set forth in the EUA prior to FDA approval. In response to the COVID-19 pandemic, certain of our competitors have sought and obtained EUA from the FDA for their COVID-19 vaccines. Furthermore, the FDA may revoke an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorizations.

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

The Best Pharmaceuticals for Children Act, (“BPCA”), provides NDA holders a six-month extension of any exclusivity – patent or non-patent – for a drug if certain conditions are met. For BLAs, the BPCA provides a six-month extension for non-patent exclusivity if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

In April 2014, the EU legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation became applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include:

●	A streamlined application procedure via a single-entry point, the EU portal.

●	A single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states.

●	A harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned.

●	Strictly defined deadlines for the assessment of clinical trial application.

●	The involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

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

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation if, among other things, our operations result in contamination of the environment or breach of regulatory obligations, or expose individuals to harm. If the third-party manufacturers fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our existing and potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd., Sanofi Pasteur, SA, Pfizer Inc., Johnson & Johnson, AstraZeneca, and Moderna, among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. As a result, these competitors may succeed in developing competing products earlier than we do; obtain patents that block or otherwise inhibit our ability to further develop and commercialize our product candidates; obtain approvals from the FDA or other regulatory agencies for products more rapidly than we do; or develop treatments or cures that are safer or more effective than those we propose to develop. These competitors may also devote greater resources to marketing or selling their products and may be better able to withstand price competition. In addition, these competitors may introduce or adapt more quickly to new technologies or scientific advances, which could render our technologies obsolete, and may introduce products or technologies that make the continued development, production, or marketing of our product candidates uneconomical. These competitors may also be more successful in negotiating third-party licensing or collaborative arrangements and may be able to take advantage of acquisitions or other strategic opportunities more readily than we can. These actions by competitors or potential competitors could materially affect our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully.

Regardless of the disease, smaller or early-stage companies and research institutions also may prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. We will also face competition from these parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and participant registration for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or potentially advantageous to our business. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced. Additionally, the threat of COVID-19 may subside before we are able to successfully bring a vaccine product candidate to market, which may influence public perception of the use of vaccine product candidates in connection with COVID-19 and adversely affect our business.

We have a limited ability to predict how competitive our products and product candidates will be in the marketplace. The competition we believe currently exists with respect to each of our products is as follows:

Our NT-CoV2-1 Vaccine

The COVID-19 vaccine market is intensely competitive, characterized by rapid technological progress. The SARS-CoV-2 pandemic is also evolving rapidly with the generation of new virus variants that impact vaccine efficacy. This creates a changing competitive landscape for the Terra CoV-2 and NT-CoV2-1 vaccine candidates. We compete with worldwide research-based biopharmaceutical companies and smaller companies that manufacture and sell products that treat diseases or indications similar to those treated by our vaccine candidate. In December 2020, Pfizer and Moderna both received EUAs to begin distributing their vaccines. Pfizer received full FDA approval in August 2021 and Moderna in January 2022. Johnson & Johnson has developed a single dose vaccine and received an EUA in the US in February 2021.

In July 2022, the FDA issued an EUA for the Novavax adjuvanted vaccine. As of early March 2023, the WHO has granted 11 vaccines an Emergency Use Listing.

According to the WHO, there are 183 vaccines currently in clinical development, and there are currently 199 vaccines which are in the pre-clinical development phase. There are just 16 vaccines in active clinical development that contemplate use of intranasal administration. Our intranasal NT-CoV2-1 vaccine candidate is in pre-clinical development.

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

Our vaccine development will depend on our ability to identify key points of product differentiation relative to our competitors and conduct pre-clinical testing and file an IND followed by proceeding to a Phase 1 clinical trial. If the Phase 1 trial results support further development, a Phase 2 clinical trial may be initiated and/or a partnership to advance further development may be sought. The competition we face with the development of our vaccines is extensive and could adversely affect us in many ways including the increased numbers of vaccines currently being administered under emergency use authorizations, supplies of raw materials including adjuvants for clinical testing, timing of manufacturers to make our vaccine for testing, available government funding and other funding through partnerships. In addition, several companies are in the process of developing various treatments to treat or prevent COVID-19. For example, Pfizer and Merck & Co., Inc. have developed antiviral pills for the treatment of COVID-19. To the extent that these or other treatments are viewed as an alternative to vaccination against COVID-19, our competitive position could be harmed.

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

Trademarks

Our trademarks are important to our business. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, and LPT3-04™. In March 2022, the USPTO issued a Notice of Allowance in connection with our application for registration of the mark of ORAGENICS™ (therapeutic products; anti-infectives and vaccine products). Registration of the mark of ORAGENICS™ is pending, subject to our filing of a Statement of Use and the subsequent acceptance thereof by the USPTO. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

Government Grants

We have previously received funding from government agencies under the National Science Foundation’s and National Institute of Health’s Small Business Innovation Research, or SBIR, grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future and additional funding from this source may not be available. We have also applied for funding pursuant to BARDA but did not receive a grant award. While we continue to pursue grants and or government funding related to COVID-19 it may not be available to us. In addition, although we seek to protect the competitive benefits we derive from our patents, proprietary information, and other intellectual property, we may not have the right to prohibit the U.S. government from using certain technologies developed or acquired by us due to federal research grants or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government could have the right to royalty-free use of technologies that we may develop under such grants. We may commercially exploit those government-funded technologies and may assert our intellectual property rights against other non-government users of technology developed by us, but we may not be successful in our efforts to do so.

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

Risks Related to Our Business

●	We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

●	The restatement of certain of our financial statements may subject us to risks and uncertainties, including the increased possibility of legal proceedings.

●

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

●	We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

●	We have a limited number of authorized shares of common stock and may be unable to achieve the requisite approval for an increase of such authorized shares.

●	Substantial uncertainties regarding future funding and financial performance presents uncertainty as a going concern.

●	We were denied funding from the Biomedical Advanced Research and Development Authority (“BARDA”) and we may be unable to win any government contracts, grants, agreement or other funding in the future. Even if we are successful in obtaining such contracts, grants, agreements or other funding, we cannot assure the success of our NT-CoV2-1 vaccine product candidate, that it will be approved by the FDA or other public health regulatory authority or that any funding provided will be sufficient to complete development and successful commercialization.

●	We may rely on government funding and collaboration with government entities for our vaccine development, which adds uncertainty to our research and development efforts and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

●	We have limited vaccine-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities. Despite such investments and our best efforts, our strategic acquisition of Noachis Terra may turn out to be unsuccessful.

●	We have limited financial resources and we may not be able to maintain our current level of operations or be able to fund the further development of our new NT-CoV2-1 vaccine product candidate.

●	Our vaccine product candidate is at the pre-clinical stage and has not been approved for sale. We have not conducted substantial research and development for a vaccine product candidate, and we may be unable to produce a vaccine that successfully prevents the virus in a timely and economical manner, if at all.

●	Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities.

●	The market opportunities for our vaccine product candidate may be smaller than we believe them to be. Moreover, any pandemic threat may abate, the underlying virus may mutate, or alternative vaccines or technologies may be adopted, before our vaccines achieve regulatory approval.

●	If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of product candidates for SARS-CoV-2 and COVID-19, as well as our other product candidates, are keys to our strategy.

●	If we are successful in producing a vaccine against SARS-CoV-2, we may need to devote significant resources to its scale-up and development, including for use by the U.S. government or other foreign authorities. Moreover, government involvement may limit the commercial success of our vaccine product candidate.

●	Our product candidates, if approved, will face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration.

●	Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

●	Our SARS-CoV-2 vaccine product candidate may face competition from biosimilars approved through an abbreviated regulatory pathway.

●	We may be unable to refine a method to produce MU1140 homologs in large-scale commercial quantities. If we cannot, we will be unable to generate significant revenues from sales of a MU1140 homolog product candidate.

●	Our success will depend on our ability to obtain regulatory approval of our product candidate under our Lantibiotics Program and its successful commercialization.

●	We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

●	We have limited experience in the conduct of clinical trials. We have never initiated a vaccine-related clinical trial. We have never obtained approval of any product candidates. We may be unable to undertake any of those actions successfully.

●	We cannot assure you that the market and consumers will accept our products or product candidates. If they do not, we will be unable to generate significant revenues from our products or product candidates and our business, financial condition and results of operations will be materially adversely affected.

●	Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

●	We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing our growth.

●	If our manufacturers and suppliers in general fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

●	We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

●	We need to hire and retain additional qualified scientists and other highly skilled personnel to maintain and grow our business.

●	If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

●	Because we are new to vaccine development, we must identify vaccines for development with our technologies and establish successful third-party relationships.

●	We intend to seek licensing partners to cover a portion of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

●	We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

●	We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

●	We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, each of which could harm our business.

●	Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

Risks Related to Our Intellectual Property and Data Security and Privacy

●	Our vaccine research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials license with the NIAID, the NIH, and the NRC(“Licensors”).

●	We may incur additional expenses and obligations in connection with our NIH and NRC licenses (“Licenses Agreements”).

●	The intellectual property covered by our License Agreements concerns patent applications and provisional applications. We cannot assure investors that any of the currently pending or future patent applications will result in granted patents, nor can we predict how long it will take for such patents to be granted.

●	We cannot prevent the Licensors or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

●	Our Lantibiotic Development program development efforts are to a large extent dependent upon our intellectual property and is based on early-stage technology in its field.

●	We may be subject to claims challenging the inventorship of our patents and other intellectual property.

●	Changes in patent law or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

●	If we are unable to protect our trademarks or other intellectual property from infringement, our business prospects may be harmed.

●	We may not be able to protect our intellectual property rights throughout the world.

●	If we fail to comply with our obligations under our intellectual property license agreements, we could lose our license rights that are important to our business and development of our product candidates.

●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

●	Our success will depend on our ability to partner or sub-license our product candidates and their subsequent successful commercialization.

●	If our intellectual property rights do not adequately protect our products or product candidates, or if third parties claim we are infringing their intellectual property rights, others could compete against us more directly or we could be subject to significant litigation. Such results could prevent us from marketing our products or product candidates and hurt our profitability.

●	Our business and operations would suffer in the event of cybersecurity/information systems risk.

●	Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely could compromise our information and expose us to liability, reputational damage, or other costs.

●	We may incur costs of addressing a cybersecurity incident.

●	Our business and operations would suffer in the event of failures in our internal computer systems or those of our collaborators.

Risks Related to Government Regulations

●	Our product candidates are subject to substantial government regulation, including the regulation of nonclinical testing and clinical trials. If we are unable to obtain regulatory approval for our product candidates, we will be unable to generate revenues.

●	We may be unable to obtain regulatory approval for our SARS-CoV-2 vaccine product candidate, or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

●	Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays in our ability to generate significant revenues, and may delay or prevent our receipt of any regulatory approvals necessary to commercialize our planned and future products.

●	Any product candidates that we commercialize will be subject to ongoing and continued regulatory review.

●	Our product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.

●	If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

●	We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

●	Our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●	Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of health care payers, physician and patient adoption and use necessary for commercial success.

●	If we are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

●	If our products do not receive favorable third-party reimbursement, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not generate significant revenues.

Risks Related to Coronavirus Disease (COVID-19)

●	Our business is subject to risks arising from public health crises, epidemic or pandemic diseases, such as the recent global outbreak of the coronavirus disease (COVID-19).

●	Our ability to conduct clinical trials may be impeded, delayed, limited or prevented entirely due to the spread of COVID-19, the imposition of government restrictions and the concurrent disruptions to ordinary business activities globally.

●	Our business involves international components, and we are exposed to various global and local risks related to the coronavirus disease 2019 (COVID-19) that could have a material adverse effect on our financial condition and results of operations.

●	Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effectives of the coronavirus disease (COVID-19) may alter the ways in which we conduct our business operations and manage our financial capacities.

●	Economic uncertainty may adversely affect our access to capital, cost of capital and ability to execute our business plan as scheduled.

●	Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Risks Related to Our Common Stock

●	The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

●	We cannot assure we will continue to be listed on the NYSE American.

●	Our financial results could vary significantly from quarter to quarter and are difficult to predict.

●	Our Series A and Series B preferred stock, if not converted into common stock, has a distribution and liquidation preference senior to our common stock in liquidation which could negatively affect the value of our common stock and impair our ability to raise additional capital.

●	The conversion of our Series A Preferred Stock, and Series B Preferred Stock and the exercise of currently outstanding warrants and options could result in significant dilution to the holders of our common stock.

●	Certain provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may prevent a change of control of our company that a shareholder may consider favorable.

●	The price and volume of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for stockholders.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our stock to decline.

●	We will continue to incur significant costs as a result of and devote substantial management time to operating as a public company listed on the NYSE American.

●	If securities or industry analysts publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	We may issue debt or debt securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

●	We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

●	We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

The following errors impacted such filings: (i) not properly analyzing research and development contracts.

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements of the Company for the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q. As a result, the Company determined that the unaudited consolidated financial statements for the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q should be restated, and the Company should file an amendment to the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q with the SEC. All such amendments were filed with the SEC on April 14, 2023.

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

The Company has restated certain information contained in its previously issued unaudited interim consolidated financial statements for the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q. All such amendments were filed with the SEC on April 14, 2023.

We have concluded that there is a material weakness related to the review of research and development contracts. For additional information on the material weakness identified and our remedial efforts, see “Item 9A. Controls and Procedures”. The material weakness resulted in material errors in the unaudited financial statements for the three-month period ended March 31, 2022, the three- and six- month periods ended June 30, 2022, and the three- and nine- month periods ended September 30, 2022, Thus, management determined that our disclosure controls and procedures and internal control over financial reporting were not effective. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $14.3 million and $15.7 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, our accumulated deficit was approximately $185.6 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials, as well as licensing and acquisitions related to our product candidates. We expect that the costs associated with our plans to continue pre-clinical research, contract manufacturing and file an IND for our vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will increase the level of our overall expenses significantly going forward. Additionally, our License Agreements also require the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our cash resources of approximately $11.4 million as of December 31, 2022, will be sufficient to fund our operations as presently structured through the fourth quarter of 2023. We are currently evaluating cost-saving initiatives, including restructuring that could allow further cash runway through the first quarter of 2024 to the extent such initiatives are undertaken. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	conduct pre-clinical research for our NT-CoV2-1 vaccine product candidate, file an IND with the FDA and, if approved, engage in Phase 1 clinical trials;

●	engage in GMP and non-GMP manufacturing for our product candidates at the pre-clinical research and clinical trial stages;

●	expand our clinical laboratory operations and conduct further research and development in lantibiotics;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

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

Additional capital may not be available on satisfactory terms, or at all. Even if we enter third-party arrangements for the purpose of raising capital through the issuance of equity, such as our At the Market Offering Agreement with Ladenburg, Thalmann & Co., Inc., we may not be successful in raising capital through such efforts. Furthermore, if we raise additional capital by issuing equity securities, dilution to our existing stockholders would result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our products under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to progress at a slower pace, or not at all, and our business could be adversely affected.

In addition, we could be forced to discontinue product development and commercialization of one or more of our product candidates, and/or forego licensing attractive business opportunities.

We have a limited number of authorized shares of common stock available and may be unable to achieve the requisite approval for an increase of such authorized shares now or in the future.

We rely on the issuance of our equity securities to investors for purposes of raising additional capital, including the issuance of shares of our common stock. As of February 28, 2023, 4,166,666 shares of common stock were authorized, of which 2,024,657 shares were issued and outstanding. Approximately 1,236,772 are reserved for issuance pursuant to our 2021 Equity Incentive Plan and outstanding options and warrants, and our at-the-market program with only 905,237 remaining for issuance. The remaining shares of common stock available for issuance may not be sufficient to raise the necessary capital for purposes of maintaining or continuing our operations. At the 2021 annual meeting of shareholders, we were unable to achieve the requisite approval for an increase in the number of authorized shares of common stock. As a result, our access to additional capital through the issuance of shares of common stock will be limited. We cannot guarantee that we will achieve such requisite approval to increase the number of authorized shares of common stock in future, if ever.

Given our current cash position and significant uncertainties related to future funding opportunities and our 2022 financials, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2022, we had $11.4 million in cash and cash equivalents. During 2022, we incurred a net loss of $14.3 million. As of December 31, 2022, our accumulated deficit was approximately $185.6 million.

Our ability to fund our operations is dependent upon funding from grants and equity financings. New financings may not be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product candidate, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our vaccine candidates remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, pivot, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Our management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financial statements are issued.

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

To date, we have never developed a vaccine product candidate, and we cannot assure investors that we will be able to successfully develop a vaccine to prevent SARS-CoV-2 or COVID-19 with our current resources and capabilities. Because our new NT-CoV2-1 vaccine product candidate is in early stages of development, and contemplates nasal administration it will require extensive pre-clinical and clinical testing, and we will need significant additional funding to conduct such research and testing. We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources of funds in amounts sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources, and expect to require additional funds, to maintain our existing operations, continue our research and development programs, commence future pre-clinical studies and clinical trials for our NT-CoV2-1 vaccine product candidate, and to seek regulatory approvals.

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

Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities.

The biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

●	research and development;

●	pre-clinical testing;

●	designing and implementing clinical trials;

●	regulatory processes and approvals;

●	production and manufacturing; and

●	sales and marketing of approved products.

Principal competitive factors in our industry include:

●	the quality and breadth of an organization’s technology;

●	management of the organization and the execution of the organization’s strategy;

●	the skill and experience of an organization’s employees and its ability to recruit and retain skilled and experienced employees;

●	an organization’s intellectual property portfolio;

●	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

●	the availability of substantial capital resources to fund discovery, development and commercialization activities.

Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd., Sanofi Pasteur, SA, Pfizer Inc., Johnson & Johnson, AstraZeneca, and Moderna, among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products.

Regardless of the disease, smaller or early-stage companies and research institutions also may prove to be significant competitors, particularly through collaborative arrangements with large and established pharmaceutical companies. As these companies develop their technologies, they may develop proprietary positions, which may prevent or limit our product development and commercialization efforts. If any of our competitors succeed in obtaining approval from the FDA or other regulatory authorities for their products sooner than we do or for products that are more effective or less costly than ours, our commercial opportunity could be significantly reduced.

In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies. We may not be successful in gaining any market share for any vaccine. Our technologies and vaccine product candidates also may be rendered obsolete or non-competitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and scientific team, who have extensive experience and specialized expertise in our business. Our performance also depends on our ability to retain and motivate our other key employees. In June 2022, we retained our director, Ms. Kimberly Murphy as our Chief Executive Officer and on March 7, 2023, we retained Ms. Janet Huffman as our Chief Financial Officer. The loss of the services of senior management or any key employees could harm our ability to develop and commercialize our product candidates. We have no key person life insurance policies.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $150,083,903. We also accumulated U.S. federal and state research tax credits of approximately $4,834,850 as of December 31, 2022 Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

Our auditor has expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited consolidated financial statements, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand without additional financing through 2023. Absent sufficient additional financing, we may be unable to remain a going concern.

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

Risks with respect to the Licensors and our License Agreements may also arise out of circumstances beyond our control. In spite of our best efforts, the Licensors may conclude that we have materially breached the license agreement and may therefore terminate the agreement, thereby removing our ability to market vaccine product candidates covered by the agreement. If the License Agreements are terminated, or if the underlying patents fail to provide the intended market protection, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if the License Agreements are terminated, the Licensors may be able to prevent us from utilizing the technology covered by the licensed patent rights. This could have a material adverse effect on our competitive business position and our financial condition, results of operations and our business prospects.

We cannot prevent the Licensors or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

Our License Agreements (except our Inspirevax License) are nonexclusive licenses and we are not permitted to sublicense the intellectual property or biological materials covered by the license. Therefore, we cannot be certain that the Licensors have not previously licensed, or that the Licensors will not, in the future, license the intellectual property or biological materials to other biotechnology companies, including those who intend to develop a vaccine product candidate for SARS-CoV-2, some or all of the nonexclusive intellectual property and biological materials available to us under the License Agreements. Moreover, we do not currently own any exclusive rights or licenses necessary to fully develop our NT-CoV2-1 vaccine product candidate, and such rights or licenses, if in existence, could be held by our competitors or used by other third parties to otherwise directly compete against us. If our competitors or others have or acquire exclusive rights or licenses that they could enforce against us, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with rights or licenses of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. Accordingly, while we may develop, acquire or license the additional technologies necessary to the development of our vaccine candidate we cannot assure you that we will be able to develop, acquire or license such technologies or that alternatives will be sufficient to enable development of our NT-CoV2-1 vaccine product candidate or to prevent others from competing with us and developing substantially-similar products.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern the administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact(s) the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. One important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party who files a patent application with the USPTO after such date but prior to us may therefore be awarded a patent covering an invention of ours even if we were the first to invent. This “first-inventor-to-file” system will require us both to remain cognizant, going forward, of the timing between invention and filing of a patent application.

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

The License Agreements impose various royalties and other obligations on us as well as development plans. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. The License Agreements may be terminated in the event of a breach. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, due to the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. Such lawsuits can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are later invalidated. A court may, however, decide that we are infringing the third party’s patents and order us to cease the activities covered by the patents. In addition, there is a risk that a court will order us to pay for such third-party damages for having violated the other party’s patents.

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

Competitors may infringe upon our intellectual property, including our patent applications or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Such proceedings and/or litigation can be expensive – particularly for a company of our size – and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction are not satisfied. An adverse determination in such case could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they fail to cover or otherwise protect our product candidates. Moreover, such adverse determinations could subject our patent applications to the risk that they will not issue, or issue with limited and potentially inadequate scope to cover our product candidates.

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

Our MU1140 homologs research to identify a product candidate is in early-stage development and is expected to require partners with substantial financial resources to continue the development of the product to commercialization. In addition, the product candidate has not received regulatory approval in any jurisdiction and it may never receive approval or, if approvals are obtained, may never be commercialized successfully. In addition, we do not know whether any of our clinical trials will be successful or can be completed within our current expected budget. For our MU1140 homologs and other antibiotic product candidates, we have performed nonclinical testing using native MU1140 and expect to continue to pursue the nonclinical testing of our MU1140 homologs and other antibiotic product candidates during 2023. We would expect the IND for a first-in-human clinical trial of a lantibiotic compound to be filed with the FDA based on our ability to identify a new lead compound and complete the requisite pre-clinical studies, contingent on sufficient funding. Even if we are able to partner and conduct successful clinical trials or the required regulatory approvals are obtained, we may never be able to generate significant revenues from our MU1140 homologs or other antibiotic product candidates or other product candidates. If our MU1140 homologs product candidate or our other product candidates under the Lantibiotics Program are unsuccessful, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be materially adversely affected.

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

Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely could compromise our information and expose us to liability, reputational damage, or other costs.

In the ordinary course of our business, we and our current and future strategic partners, vendors, contractors, and consultants collect and store sensitive data, including intellectual property, our proprietary business information and data about our clinical participants, suppliers and business partners and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information represents an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including nation-states, organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Our ongoing operating activities also depend on functioning information technology systems. Cyberattacks are of ever-increasing levels of sophistication, and, despite our security measures, our information technology systems and infrastructure and those of our vendors and partners are not immune to such attacks or breaches.

In 2020, several domestic and foreign security agencies announced that government actors or government-affiliated actors were specifically targeting organizations engaging in COVID-19 vaccine development and research. Our development of NT-CoV2-1 may result in greater risk of cyber attack. Any such attack could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, rendered, permanently or temporarily, inaccessible. Furthermore, we may not promptly discover a system intrusion. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information, whether stored by us or our partners, or other cyberattack causing disruption to our business, including ransomware, could result in reputational, business, and competitive harms, significant costs related to remediation and strengthening our cyber defenses, legal claims or proceedings, government investigations, liability including under laws that protect the privacy of personal information, and increased insurance premium, all of which could adversely affect our business. We also may need to pay a ransom if a “ransomware” infection prevents access or use of our systems and we may face reputational and other harms in addition to the cost of the ransom if an attacker steals certain critical data in the course of such an attack.

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted off-label uses of any of our product candidates, we may receive a warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, we may have to terminate employees or others involved and the impact of such termination can result in our experiencing delays and additional costs associated with replacing the services being provided. If we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

Risks Related to Coronavirus Disease (COVID-19)

Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or other contagious diseases, including the COVID-19 pandemic.

Our business operations expose us to risks associated with public health crises, epidemics and pandemics. An epidemic or pandemic disease outbreak, including the ongoing spread of COVID-19, could cause significant disruption to our business operations or the operations of our third-party manufacturers and CROs upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our pre-clinical testing or our future clinical trials. Such disruption could impede, delay, limit or prevent our employees and CROs from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing pre-clinical testing or our future clinical trials pre-clinical or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses.

The COVID-19 outbreak could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the spread of COVID-19 impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The severity of the coronavirus disease could also make access to our existing supply chain difficult or impossible and could materially impact our business. Any one or a combination of the aforementioned events could have an adverse effect on our business.

In addition, during a global health crisis, one or more government entities could take actions (such as via the Defense Production Act in the U.S.) that diminish our rights or economic opportunities with respect to our products. Our third-party service providers could be impacted by government-imposed restrictions on services they might otherwise offer. Any such action could cause us to experience delays in the development, production, distribution or export of our products and development candidates and increased expenses.

Our ability to conduct clinical trials may be impeded, delayed, limited or prevented entirely due to the spread of COVID-19, the imposition of government restrictions and the concurrent disruptions to ordinary business activities globally.

As the U.S. and foreign governments and nongovernmental organizations continue to respond to the spread of COVID-19, our ability to conduct clinical trials may be impeded, delayed, limited or prevented entirely by a number of factors, including, but not limited to, the following:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials;

●	changes in local regulations as part of a response to the COVID-19, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

As the spread of COVID-19 continues, the extent to which COVID- may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and density of the disease, the duration of future outbreaks involving new variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our business may involve international components, and we are exposed to various global and local risks related to the COVID-19 that could have a material adverse effect on our financial condition and results of operations.

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

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, COVID-19 has had, and may in the future have, indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally. The international components of our business may be directly subject to, and the domestic components may be indirectly impacted by, a variety of risks, including:

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. In connection with the foregoing factors, review times at the agency have fluctuated from time to time. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in the past, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have furloughed critical FDA, SEC and other government employees and stopped critical activities. We cannot predict the extent to which the current spread of COVID-19 will impact the resources of such government agencies, including, in particular, the public health resources available to the FDA. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Common Stock

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote, and might dilute the book value of our common stock. For example, we issued 277,778 shares of common stock, short-term warrants to purchase up to 159,723 shares of common stock, and long-term warrants to purchase up to 159,723 shares of common stock, as part of our March 25, 2019 underwritten public offering. In November and December of 2020, we issued 271,960 and 240,741 shares of common stock, respectively, in connection with an underwritten public offering and a registered direct offering. In connection with an at-the-market sale of shares of our common stock during the first quarter of 2021, we issued an additional 356,647 shares of our common stock and issued 41,210 shares pursuant to warrant exercises. During the second quarter of 2021, we issued an additional 25,943 shares of our common stock pursuant to option exercises. During the third quarter of 2021, we issued an additional 3,334 shares of our common stock pursuant to option exercises. As a result, our outstanding shares of common stock has increased significantly from 490,553 shares as of December 31, 2018 to 2,024,657 as of December 31, 2022; however, there is a possibility we will need to issue additional shares in the future and the risk of dilution remains possible.

We cannot assure you that we will continue to be listed on the NYSE American.

Our common stock commenced trading on the NYSE American formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. On December 19, 2022, we received notice of a non-compliance from the NYSE American due to our share price being too low. We subsequently effected a one for sixty reverse stock split on January 20, 2023 and received notice on February 1, 2023 from the NYSE American that we had regained compliance. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. A delisting of our common stock from the NYSE American could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

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

●

decisions by us to continue to pursue research and development and incur additional expenses, such as commencing a clinical trial or increases in research and development with our current product candidate;

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

Our Series A and Series B preferred stock, if not converted into common stock, has a distribution and liquidation preference senior to our common stock in liquidation, which could negatively affect the value of our common stock and impair our ability to raise additional capital.

On November 8, 2017, we issued 6,600,000 shares of convertible preferred stock, designated as the Series B Convertible Preferred Stock pursuant to the certificate of designation and rights filed by us with the Secretary of State of the State of Florida, with an aggregate original purchase price and initial liquidation preference of $3.3 million. Each share of Series B Convertible Preferred Stock was issued for an amount equal to $0.50 per share, which we refer to as the original purchase price. On August 26, 2022 a certain holder of Series B Convertible Preferred Stock elected to convert to common stock and, as a result of such conversion, 4,050,000 shares of Series B Convertible Preferred Stock remain outstanding.

On May 10, 2017 and on July 25, 2017, we issued an aggregate of 12,000,000 shares of convertible preferred stock, designated as the Series A Convertible Preferred Stock pursuant to the certificate of designation and rights filed by us with the Secretary of State of the State of Florida, with an aggregate original purchase price and initial liquidation preference of $3.0 million. Each share of Series A Convertible Preferred Stock was issued for an amount equal to $0.25 per share, which we refer to as the original purchase price. On March 9, 2018 and August 26, 2022, certain holders of Series A Convertible Preferred Stock elected to convert to common stock and, as a result of such conversions, 5,417,000 shares of Series A Preferred remain outstanding.

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

The holders of our Series A Preferred Stock and Series B Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2022, we had outstanding: (i) 5,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 9,028 shares of common stock and (ii) 4,050,000 shares of Series B Preferred Stock, which are convertible into 13,500 shares of common stock. In addition to our outstanding shares of preferred stock, as of December 31, 2022, there were currently outstanding warrants to purchase 275,990 shares of our common stock. The conversion of our Series A Preferred Stock and Series B Preferred Stock, as well as the exercise of our outstanding warrants could result in significant dilution to existing common shareholders, adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for shareholders.

The trading price of our common stock has historically been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. The closing price of our common stock as reported on the NYSE American had a high price of $34.20 and a low price of $6.60 in the 52-week period ended December 31, 2022. These factors include:

●	results of preclinical and clinical studies of our product candidates or those of our competition;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws and regulations applicable to our product candidates;

●	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

●	introductions and announcements of new products by us or our competitors, and the timing of these introductions or announcements;

●	announcements by us or our competitors of significant acquisitions or other strategic transactions or capital commitments;

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	changes in legislation or regulatory policies, practices or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities, redemption or conversion of preferred stock or the incurrence of additional debt;

●	actual or expected sales of our common stock by our stockholders;

●	acquisitions and financings; and

●	the trading volume of our common stock;

Our stock price has been, and in the future may be, subject to substantial volatility. For example, our stock traded within a range of a high volume of 3,900,007 and a low volume of 7,362 per share for the period of January 1, 2022, through December 31, 2022. As a result of this volatility, our stockholders could incur substantial losses.

The stock markets, in general, NYSE American and the market for biotech companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations.

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

The market price of our common stock has been in the past and may continue to be volatile. In the past, other publicly-traded companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of securities law-related litigation in the future, and such litigation against us, even if unsuccessful, could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business, financial condition and results of operations and prospects.

Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

Sales of a substantial number of shares of our common stock and/or securities convertible into shares of common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future.

Future issuances of common stock could further depress the market for our common stock. We expect to continue to incur drug development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may include sales of significant amounts of common stock to strategic investors, and which common stock may be subject to registration rights and warrants with anti-dilutive protective provisions. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets or in private transactions may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. Also, new equity securities issued may have greater rights, preferences or privileges than our existing common stock. In addition, we have a significant number of shares of restricted stock, stock options and warrants outstanding. To the extent that outstanding stock options or warrants have been or may be exercised or other shares issued, stockholders may experience further dilution.

If we make one or more significant acquisitions in which the consideration includes stock or other securities, our stockholders’ holdings may be significantly diluted. In addition, stockholders’ holdings may also be diluted if we enter into arrangements with third parties permitting us to issue shares of common stock in lieu of certain cash payments upon the achievement of milestones.

The issuance of shares of our common stock under our 2021 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain of the shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly. In addition, the conversion of outstanding shares preferred stock into common stock and the subsequent sale of shares of common stock could also cause our stock price to decline significantly.

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

We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal or business circumstances of sellers and other factors..

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

As a public company we are also required to assess our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and file periodic reports with the SEC. If we are unable to comply with these requirements in a timely manner, or if material weaknesses or significant deficiencies persist, the market price of our stock could decline and we could be subject to sanctions or regulatory investigations, which could harm our business. We must perform an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur a substantial accounting expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or the SEC reporting requirements in a timely manner, or if we note or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. As a smaller reporting company, we do not have to have our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. If in the future we no longer meet the requirements of a smaller reporting company, our independent registered public accounting firm will have to report on our internal controls over financial reporting. There can be no assurance that our independent registered public accounting firm will not identify material weaknesses which could have an adverse effect on our stock price.

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

We do not intend to pay cash dividends.

We have not declared or paid any cash dividends on our capital stock, and we do not anticipate declaring or paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends on our capital stock will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our Board of Directors considers to be relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease approximately 2,207 square feet for our corporate offices located at 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease costs for the year ended December 31, 2022 were approximately $65,000 which includes insurance, taxes and utilities. In November of 2019, the Company entered into an amendment for the office space in Tampa to extend the term for an additional three years beginning in March of 2020. Under the amended lease agreement, the rental payments are expected to range from $4,524 per month to $4,800 per month.

In August of 2022, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for twelve months commencing on March 1, 2023. Lease payments are $4,944 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2024.

In addition to our Tampa location, we continue to lease our research facility located at 13700 Progress Boulevard, Alachua, Florida 32615. The facility is approximately 5,300 square feet of which approximately 60% is laboratory space and the remainder is office space and common areas. The lease costs for the year ended December 31, 2022 were approximately $166,000 which includes insurance, taxes and utilities. Lease payments are capped during the term. In June of 2019, the Company entered into an amendment to our lease for the Alachua facility to provide for a term of five years beginning at the end of the existing lease term in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The last price of our common stock as reported on the NYSE American on April 14, 2023 was $3.14 per share. As of April 14, 2023, there were approximately 66 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name such as banks and brokerage firms.

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

Unregistered Sale Of Equity Securities And Use Of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2022.

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

Overview

We are a development-stage company dedicated to the research and development of potential therapies to fight infectious diseases including coronaviruses and multidrug-resistant organisms. Our lead product (NT-CoV2-1) is an intranasal vaccine candidate to prevent coronavirus disease (“COVID-19”) from the SARS-CoV-2 virus and variants thereof. The NT-CoV2-1 program leverages coronavirus spike protein research licensed from the National Institutes of Health and the National Research Council of Canada with a focus on reducing viral transmission and offering a more patient-friendly intranasal administration. Our proprietary lantibiotics program features a novel class of antibiotics against bacteria our research has shown may be applicable to multiple antibiotic-resistant organisms.

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

On July 26, 2021, we entered into a licensing agreement with the National Research Council of Canada (“NRC”) that enables us to pursue the development of next-generation vaccines against the SARS-CoV-2 virus and its variants. The license was subsequently amended to include the Omicron variant, broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof, add research protocol developed by the NRC, and add reagents as part of the NRC technologies licensed by us. We extended the license in April 2022. The NRC technologies, in combination with the licensed technologies from the U.S. NIH used in our NT-CoV2-1 vaccine candidate, provide us with a platform that can generate cell lines for high-yield production of spike protein antigens for existing and emerging variants of concern. This platform should allow production of cell lines within six to eight weeks of spike gene sequence availability, compared with six to nine months for traditional production of such cell lines. The NRC technologies, developed with support from the NRC’s Pandemic Response Challenge Program, are expected to enable expedited evaluation of SARS-CoV-2 antigen candidates in pre-clinical and clinical studies.

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2, which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). Pfizer-BioNTech received approval from the U.S. Food and Drug Administration (“FDA”) for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. In July 2022, the FDA granted EUA for the Novavax COVID-19 vaccine as well. Current vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals, but the transmission levels, even in vaccinated individuals, has allowed SARS-CoV-2 variants to continue to circulate. We believe, given the size of the worldwide spread of COVID-19, that even with additional vaccines available, there will be demand for the highly differentiated NT-CoV2-1 vaccine once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license with our NRC license and our existing clinical research and manufacturing capabilities to respond to this ongoing, global, public health issue. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this issue.

Coronaviruses, such as SARS-CoV-2, possess signature protein spikes on their outer capsule. Our NIAID license covers patents and data on a vaccine candidate that were created based on a stabilized pre-fusion spike trimeric protein. By stabilizing the spike protein in the pre-fusion state, the number of immunogenic centers is increased thereby allowing for a greater likelihood of successful antibody binding, resulting in an improved immunogenic response. Spike protein antigens stabilized in the pre-fusion state have been used successfully in the leading COVID-19 vaccines from Pfizer-BioNTech and Moderna, which we believe reduces the risk of using the same approach in our NT-CoV2-1 vaccine candidate. The genetic code, acquired from the NIH, for the stabilized pre-fusion spike protein was provided to Aragen Bioscience, Inc. (“Aragen”) for the purpose of insertion of the spike protein gene sequence into a Chinese Hamster Ovary (“CHO”) cell line. Aragen is a leading contract research organization focused on accelerating pre-clinical biologics product development, has extensive experience building CHO cell lines for recombinant proteins, such as monoclonal antibodies. Aragen successfully inserted the NIH pre-fusion spike protein gene sequence into a CHO cell line and we are currently producing Phase 1 clinical material based upon this cell line.

We entered into both a material transfer agreement and a non-exclusive research license agreement with Inspirevax Inc. for the use of intranasal mucosal adjuvants in our NT-CoV2-1 vaccine candidates. Regarding the intranasal mucosal adjuvants of interest, BDX300 and BDX301 are proteosome-based adjuvants comprised of proteins and lipopolysaccharides with improved attributes including enhanced immune response, manufacturing efficiency and the benefits of intranasal vaccine administration. More recently, we entered an exclusive global license agreement with Inspirevax for its BDX301 adjuvant. These agreements allow for collaboration and research regarding the intranasal delivery of the vaccine during clinical development with the opportunity to enter into a commercial agreement upon regulatory approval of the intranasal vaccine. In particular, under the exclusive license agreement, we will be forming a joint committee with Inspirevax to oversee the clinical development efforts collaboratively. The NT-CoV2-1 vaccine containing Inspirevax’s intranasal mucosal adjuvant BDX301 has been studied in pre-clinical animal studies, including hamster viral challenge studies and mouse immunogenicity studies. A rabbit toxicology study has been initiated and is required for regulatory approval prior to the Phase 1 clinical study.

We began pre-clinical studies in June of 2021 through our collaboration and material transfer agreement with the NRC. We initiated an immunogenicity study in mice to evaluate several adjuvant candidates. On August 30, 2021, we announced the successful completion of these mouse immunogenicity studies that supported further development using either the intramuscular or intranasal routes of administration. A hamster challenge study was initiated in September of 2021 to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration. In December of 2021, we announced that both formulations generated robust immune responses and reduced the SARS-CoV-2 viral loads to undetectable levels in the nasal passages and lungs five days following a viral challenge. By contrast, hamsters in the control groups that had received saline or adjuvants alone had no detectable immune response and substantial viral loads. The vaccines delivered by intranasal and intramuscular routes generated immune responses as measured by multiple assays. On June 14, 2022, we announced that the results of these studies were published in Scientific Reports, a Nature journal.

In March 2022, following a positive assessment of a rabbit-based pilot study, we initiated a Good Laboratory Practice (GLP) toxicology study to evaluate the safety profile and immunogenicity of NT-CoV2-1 in rabbits. This important preclinical study is designed to provide data required to advance our intranasal vaccine candidate into human clinical studies. We announced favorable preliminary results in August 2022 and, as of December 2022, the study has concluded and we completed the full set of toxicology data, which is needed to support the filing of an Investigational New Drug (“IND”) application for NT-CoV2-1. Based on the findings of the final toxicology report, including a full histopathology evaluation, we were able to confirm a safety and immunogenicity profile that further support our plan to submit regulatory filings required to progress to a Phase 1 clinical study.

While we previously had a Type B Pre-IND Meeting with the FDA on our intramuscular vaccine product candidate, we again met with the FDA in a Type B Pre-IND Meeting request to discuss our intranasal vaccine product candidate. As a result of this meeting, the FDA indicated that we could file an IND application for NT-CoV2-1 following the availability of the final GLP toxicology report for inclusion in the IND.

We believe the benefits of our NT-CoV2-1 vaccine product candidate through its intranasal delivery mechanism to be:

●	Targeted Mucosal Immunity – Conventional injectable vaccines are poor inducers of mucosal immunity, whereas intranasal immunization can induce strong mucosal immunity by enhancing the immune response at the entry sites of mucosal pathogens. When the SARS-CoV-2 virus enters the nasal cavity, the respiratory epithelial layer is the first barrier against viral infection. The intranasal route of vaccination provides two additional layers of protection over intramuscular shots because (i) it produces immunoglobulin A and resident memory B and T cells in the respiratory mucosa that are an effective barrier to infection at those sites, and (ii) cross-reactive resident memory B and T cells can respond earlier than other immune cells should a viral variant start an infection.

●	Needle-Free Administration – As an obvious benefit, intranasal administration means needle-free delivery, resulting in meaningful differentiation for children and needle-phobic populations, improved compliance and the potential for self-administration.

●	Storage & Transport – The currently available mRNA-based vaccines have been delivered globally via stringent storage and transport requirements that strain distribution logistics under the best of circumstances. A key benefit of our NT-CoV2-1 vaccine candidate is a significantly reduced handling burden, allowing transport at a more manageable refrigeration temperature (5°C) that improves access globally including remote and under-vaccinated geographies.

●	Durability – Broad initial success with mRNA vaccines has significantly diminished COVID-19’s impact and death, but the trade-off has been fleeting efficacy. By benefitting from the immunological properties of the hybrid NIH/NRC construct, NT-CoV2-1 is potentially much more durable and long-lasting than currently available mRNA-based therapies

Through assessment of a variety of factors, including our pre-clinical testing to date, the expected benefits noted above, and evolving variants and available vaccines in use, we determined to focus our development efforts on the intranasal delivery of our vaccine product candidate, NT-CoV2-1, which we believe is more highly differentiated than the currently available and late-stage COVID-19 vaccines. We are currently evaluating formulation options and considering regulatory pathways to advance the program. In connection therewith, we are strategically assessing multiple opportunities inclusive of further regulatory guidance and requirements, and the potential implications thereof. As a result, we now anticipate being in a position to file an IND application in the United States and/or a Clinical Trial Application in Canada and to thereafter commence a Phase 1 clinical study with NT-CoV2-1 in the back half of 2023.

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

The timing of the filing of an IND regarding any future lantibiotic candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. We expect to seek to continue to advance our lantibiotics program to an IND filing subject to the availability of both human and financial capital. Based upon the current funding, we expect to reduce our focus on the identification of new potential lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study until such time as we raise additional capital.

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

Product Candidates.

Through our wholly-owned subsidiary, Noachis Terra, we began the research and development stage for our new Terra CoV-2 and NT-CoV2-1 vaccine product candidates. We hold a non-exclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2. We also hold a non-exclusive license with the NRC that enables us to pursue the rapid development of next-generation vaccines against SARS-CoV-2 (the “NIH License”) and its variants (the “NRC License”) and an exclusive global license with Inspirevax (the “Inspirevax License” and, together with the NIH License and NRC License, the “License Agreements”).

Additionally, we are developing semi-synthetic lantibiotic analogs that may be effective against systemic Gram-positive multidrug infections, and analogs that may be effective in treating Gram-negative infections. We seek to protect our product candidates through patents and patent applications, pursuant to the terms of the License Agreements.

Product/Candidate	Description	Application	Status
NT-CoV2-1	Intranasal vaccine candidate (plasmid + adjuvant) to provide long lasting immunity against SARS-CoV-2	Broad, community-based vaccine immunity against SARS-CoV-2	Pre-clinical

Antibiotics	Semi-synthetic analogs of MU1140: Member of lantibiotic class of antibiotics	Healthcare-associated infections	Pre-clinical

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, which forces companies to look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

Recent Developments

Positive Lantibiotics Results. On March 14, 2023, we announced favorable findings from third party laboratory testing of several compounds in our lantibiotics platform to combat multiple pathogens despite the resistance of those pathogens to standard-of-care antibiotics. Lantibiotics are a novel class of antibiotics with the potential to treat serious, life-threatening infections. Through its platform, Oragenics has created more than 700 potential lantibiotic structures. Our lantibiotics platform is focused on the development of new antibiotics effective against certain pathogens including Enterococcus faecium (VRE) and Staphylococcus aureus (MRSA). This preclinical testing was conducted through our collaboration with Linnaeus Bioscience Inc. Testing by Linnaeus Bioscience demonstrated that the MRSA and VRE pathogen strains and clinical isolates remained sensitive to several of our lantibiotic structures analyzed despite their resistance to so-called drugs of last resort such as oxacillin, methicillin, vancomycin and/or daptomycin. More than 2.8 million antibiotic-resistant infections occur in the U.S. each year, and more than 35,000 people die as a result. We are focused on addressing this unmet medical need through our novel lantibiotics platform, and the results of our work with Linnaeus Bioscience advance our long-term mission to become a provider of effective treatments for infectious diseases. We remain committed to fighting infectious diseases through the development of our lantibiotics pipeline against MRSA and VRE pathogens.

New Chief Financial Officer, Secretary and Treasurer. On March 8, 2023, we announced the appointment of Ms. Janet Huffman as our Chief Financial Officer, Secretary and Treasurer.

Ladenburg ATM Offering Sales Agreement. On February 24, 2023, we entered into an At the Market Offering Agreement with Ladenburg, Thalmann & Co., Inc. (the “Agent”), pursuant to which we may issue and sell, from time to time, shares of its common stock (the “Shares”), depending on market demand, with the Agent acting as the sales agent or principal (the “Offering”). Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NYSE American. The Agent will use its commercially reasonable efforts to sell the Shares requested by us to be sold on our behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Sales Agreement. We have no obligation to sell any of the Shares. We may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by us from time to time and we may at any time suspend sales pursuant to the Sales Agreement. We intend to use the net proceeds from the Offering, if any, to continue funding pre-clinical development of our SARS-CoV-2 vaccine, Terra CoV-1 and our lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures, and working capital. The precise amount and timing of the application of these proceeds will depend upon a number of factors, such as the timing and progress of our research and development efforts, our funding requirements and the availability and costs of other funds.

Global Commercial License Agreement—Inspirevax. On February 23, 2023, we entered into a Commercial License Agreement with Inspirevax, Inc. for its novel intranasal mucosal adjuvant, BDX301, for the development of NT-CoV2-1, our lead intranasal COVID-19 vaccine candidate. Under the exclusive licensing agreement, we will pursue the development of NT-CoV2-1 with Inspirevax’s novel BDX301 intranasal mucosal adjuvant. They will also form a Joint Development Committee (JDC) comprising representatives of both companies to oversee the development efforts collaboratively. We will make clinical, regulatory and commercial milestone payments, as well as tiered royalty payments. Additionally, the agreement provides a certain period of time for the companies to expand their collaboration to pursue the development of additional intranasal vaccine candidates using Inspirevax’s adjuvants.

Reverse Stock Split. On January 20, 2023, we effectuated a one for sixty reverse stock split of our authorized and issued and outstanding shares of common stock pursuant to the Florida Business Corporation Act, which our Board of Directors approved in December 2022 to expeditiously meet the continued listing standards of the NYSE American, LLC and to reduce the risk of being automatically delisted from the NYSE American due to the trading price of our common stock falling below the price that the NYSE American views as low.

Restatement . On April 4, 2023, the management and the Audit Committee of the Company’s Board of Directors concluded that the following financial statements should be restated and should no longer be relied upon:

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

All such amendments were filed with the SEC on April 14, 2023.

Financial Overview

Grant revenue

The Company was awarded a small business innovation research grant during the third quarter of 2021 in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034) for the Company’s continued research and development of lantibiotics, including its collaborative program with the Biomolecular Sciences Institute at FIU. The Company recognizes grant revenue as reimbursable grant costs are incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expenses in the accompanying consolidated statement of operations.

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

Our research and development expenses can be divided into (i) clinical research and (ii) nonclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services and regulatory activities, all of which are largely provided by third parties. Nonclinical research and development costs consist of our research activities, research activities provided by third parties, our own nonclinical studies, nonclinical studies provided by third parties, the acquisition of in process research and development, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with the development of our product candidates. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $10,072,684 and $10,586,144 for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes

At December 31, 2022, the Company has federal and state tax net operating loss carryforwards of $150,083,903. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of $4,834,847. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2042 unless previously utilized.

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

At December 31, 2022 and 2021, we recorded a 100% valuation allowance against our deferred tax assets of approximately $41,166,900 and $37,452,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants and warrants are measured at their fair value on the awards’ grant date typically using a Black-Scholes Pricing Option Pricing Model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants or warrants do not vest at the grant date they are subject to forfeiture.

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

New Accounting Pronouncements

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2022 that have had or are expected to have an impact on our financial statements.

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 provides guidance as to how entities should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. We adopted the new standard effective January 1, 2022, and there was no impact on our consolidated financial statements.

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

Results of Operations:

	Year Ended December 31,
	2022	2021	Increase/Decrease	Percentage
Grant revenue	$131,521	$86,987	$44,534	51.20%
Operating expenses:
Research, and development	10,072,684	10,586,144	(513,461)	(4.85)%
General and administrative	4,474,465	5,271,861	(797,396)	(15.13)%
Total operating expenses	14,547,149	15,858,005	(1,310,856)	(8.27)%
Loss from continuing operations	(14,415,628)	(15,771,018)	1,355,390	(8.59)%
Other income (expense):
Interest income	135,900	75,847	60,053	79.18%
Interest expense	(15,103)	(15,756)	653	-4.14%
Local business tax	(5,140)	(1,357)	(3,783)	278.78%
Other income	11,582	670	10,912	1628.66%
Total other income (expense), net	127,239	59,404	67,835	114.19%
Loss from continuing operations before income taxes	(14,288,389)	(15,711,614)	1,423,225	(9.06)%
Income tax benefit	—	—	—	0.00%
Net loss from continuing operations	$(14,288,389)	$(15,711,614)	$1,423,225	(9.06)%

For the Years Ended December 31, 2022 and 2021

Grant revenue. We recorded grant revenue of $131,521 for the year ended December 31, 2022 compared to $86,987 for the year ended December 31, 2021; an increase of $44,534, or 100.0%. This increase was attributable to the award of a small business innovation research grant and periodic drawdowns against the grant.

Research and Development. Research and development expenses were $10,072,684 for the year ended December 31, 2022 compared to $10,586,144 for the year ended December 31, 2021; a decrease of $513,461 or 4.85%.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Lantibiotics Expense

Clinical Research	$—	$—

Non-clinical research and development activities	1,343,141	1,672,905

Vaccine Development Expense

Clinical Research	2,661,448	—

Non-clinical research and development activities	6,068,095	8,913,239

Total Research and Development expense	$10,072,684	$10,586,144

The decrease was primarily due to the increased research and development costs reflected on the balance sheet as prepaid expense related to research and development not yet completed. The research and development expenses attributable to the vaccine development program related to our taking the requisite preclinical steps to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

General and Administrative. General and administrative expenses were $4,474,465 for the year ended December 31, 2022 compared to $5,271,861 for the year ended December 31, 2021; a decrease of $797,396, or 15.13%. This decrease was primarily due to decreases in non-employee stock-based compensation, employee stock-based compensation, board fees, and salary costs of $705,636, $201,812, $149,978, and $122,637, respectively. These decreases were partially offset by increases in legal costs and bonus costs of $255,667, and $127,000, respectively.

Other Income (Expense). Other income (expense) was $127,239 for the year ended December 31, 2022 compared to $59,404 for the year ended December 31, 2021; an increase of $67,835. The net change was primarily attributable to an increase in interest income and gain on sale of property and equipment of $60,053 and $10,912, offset by a decrease in local business tax of $3,783.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private and public offerings, debt financing, warrant exercises and grants. As of December 31, 2022, we had an accumulated deficit of $(185,562,517) and we have yet to achieve profitability. We incurred net losses of $(14,288,389) and $(15,711,614) for the years ended December 31, 2022 and 2021, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization, as well as a result of our restatement of the financial statements in our Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q. We will need to raise additional capital to fund our operations. We anticipate that our cash resources as of December 31, 2022, will be sufficient to fund our operations as presently structured through the fourth quarter of 2023. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. Assuming we can raise additional capital, we expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years ended December 31,
	2022	2021
Net cash used in operating activities	$(15,228,483)	$(13,470,212)
Net cash used by investing activities	(115,519)	(43,876)
Net cash provided by financing activities	(494,916)	23,140,216
Net decrease in cash and cash equivalents	$(15,838,918)	$9,626,128

During the years ended December 31, 2022 and 2021, our operating cash flows from operations used cash of $(15,228,483) and $(13,470,212), respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had working capital surplus of $12,693,239 and $26,262,129 as of December 31, 2022 and 2021, respectively.

Additional details of our financing activities for the periods reflected in this report as well as certain information on our outstanding shares of preferred stock are provided below:

Financings

At-the-Market Program (“ATM Program”)

During the three months ended December 31, 2022, we issued 6,544 shares of common stock under our ATM Program, which generated gross proceeds of approximately $72,000. We terminated the Sales Agreement with AGP effective December 29, 2022. As a result of the termination, we will not consummate any further sale of common stock through the ATM Program. We were not subject to any termination penalties related to the termination of the Sales Agreement.

On February 24, 2023, we entered into an At the Market Offering Agreement with Ladenburg, Thalmann & Co., Inc. (the “Agent”), pursuant to which we may issue and sell, from time to time, shares of its common stock (the “Shares”), depending on market demand, with the Agent acting as the sales agent or principal (the “Offering”). Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NYSE American. The Agent will use its commercially reasonable efforts to sell the Shares requested by us to be sold on our behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Sales Agreement. We have no obligation to sell any of the Shares. We may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by us from time to time and we may at any time suspend sales pursuant to the Sales Agreement. There can be no assurance that we will be able to successfully raise capital under our new ATM Program.

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

On July 24, 2021, the Company entered into a short-term note payable for $600,169 bearing interest at 5.34% to finance a portion of the Directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2021 and were made evenly based on a straight-line amortization over a 10-month period the final payment was made on May 24, 2022.

Our Outstanding Preferred Stock

During 2017, we issued shares of Series A and Series B Preferred Stock in financing transactions (the “Preferred Stock Financings”). In connection with the Preferred Stock Financings, we filed Certificate of Designations of Preferences, Rights and Limitations of Series A and Series B Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017 and November 8, 2017, respectively. On August 26, 2022, holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock into an aggregate of 15,167 shares of common stock. As of December 31, 2022 our outstanding Series A and Series B Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	5,417,000	9,028
Series B Preferred	4,050,000	13,500

In addition, we issued warrants to purchase shares of Common Stock to the Series A holders, and (ii) shares of Common Stock to the Series B holders in connection with the Preferred Stock Financing. As of December 31, 2022, there are 11,828 and 11,720 shares of common stock held by our Series A and Series B holders respectively.

Except as otherwise required by law, the Series A and Series B Preferred Stock have no voting rights. However, as long as any shares of Series A and Series B Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A and Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A or Series B Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A and Series B Preferred Stock, (c) increase the number of authorized shares of Series A and Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designations), the holders of Series A and Series B Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A and Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation (as defined in the Certificate of Designations) in respect of Common Stock issuable upon conversion of such shares of Series A and Series B Preferred Stock if all outstanding shares of Series A and Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A and Series B Preferred Stock is classified as permanent equity. Each of the Series A and Series B Preferred Stock have redemption rights to the extent we have funds legally available therefore, at any time after the fifth anniversary of the original issue date of the applicable Series A and Series B Preferred Stock. We have the right to redeem all or any portion of the outstanding shares of Series A and Series B Preferred Stock at the original issue price by providing at least seventy-five (75) days written notice of such redemption to all holders of the then outstanding shares of Series A and Series B Convertible Preferred Stock.

Future Capital Requirements

Our capital requirements for 2023 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents provide us with limited liquidity. We believe our existing cash and cash equivalents, can allow us to fund our operating plan through the end of 2023. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work on the development of our product candidates and enter into third party agreements in connection therewith, we will require additional capital.

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

Tax Loss and Credit Carryforwards

At December 31, 2022, the Company has federal and state tax net operating loss carryforwards of $150,083,903. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of $4,834,847. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2042 unless previously utilized.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or, could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception which may result in a change in ownership as defined by IRC Section 382 or could result in a change in control in the future.

On December 22, 2017, the Jobs Act was enacted, which reforms corporate tax legislation in the United States and related laws. Any change in the Company’s reasonable estimates of the impact of the Jobs Act will be included in the reporting period in which the change is identified in accordance with SAB Topic 5 EE.

At December 31, 2022 and 2021, we recorded a 100% valuation allowance against our deferred tax assets of approximately $41,166,900 and $37,452,000, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-20 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and President, and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and President, and Chief Financial Officer, to allow timely decisions regarding required disclosures.

On April 4, 2023, the Principal Executive Officer and President, Chief Financial Officer, Audit Committee, and the Company’s Board of Directors, concluded that the following financial statements should be restated and should no longer be relied upon:

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

The following errors impacted such filings: (i) not properly analyzing research and development contracts.

Management reviewed the terms and conditions of the research and development contracts and the payments and concluded that during the three-month period ended March 31, 2022, three- and six-month periods ended June 30, 2022, and the three- and nine- month periods ended September 30, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors and determined that the unaudited consolidated financial statements originally reported for the stated periods classified research and development expense on the unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements of the Company for the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q. As a result, the Company determined that the unaudited consolidated financial statements should be restated, and the Company should file an amendment to the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q with the SEC. All such amendments were filed with the SEC on April 14, 2023.

As a result, we have concluded that there is a material weakness related to the review of research and development contracts and determined that our disclosure controls and procedures and internal control over financial reporting were not effective. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer, President, and Chief Financial Officer, has concluded there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The management of Oragenics, Inc is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management, under the supervision of the Chief Executive Officer and President, and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992) as updated in May of 2013, (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during the year ending December 31, 2015. We also used SEC guidance on conducting such assessments. Based on our assessment, we have concluded that there is a material weakness related to the review of research and development contracts and determined that our disclosure controls and procedures and internal control over financial reporting were not effective.

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

Name	Age	Position
Charles L. Pope	71	Chairman and Director
Robert C. Koski	64	Director
Dr. Frederick W. Telling, Ph.D.	71	Director
Dr. Alan W. Dunton, M.D.	68	Director
Kimberly M. Murphy	60	President, Chief Executive Officer, and Director
Janet Huffman	51	Chief Financial Officer, Secretary and Treasurer

Directors of the Company

Charles L. Pope. Mr. Pope was elected Chairman on December 16, 2022 and has served as a Director since June 2010. Mr. Pope served as the Chief Financial Officer of Palm Bancorp, Inc. from June 2009 to June 2012. From September 2007 through June 2009, Mr. Pope served as the Chief Financial Officer of Aerosonic Inc., a manufacturer of aviation products. Mr. Pope served as the Chief Financial Officer of Reptron Inc., a manufacturer of electronic products, from March 2005 through June 2007. From March 2002 to March 2005, Mr. Pope served as Chief Financial Officer of SRI/Surgical Express, Inc. From February 2001 to March 2002, Mr. Pope served as Chief Financial Officer of Innovaro, Inc. (formerly UTEK Corporation NYSE American: INV) a public company. Mr. Pope served as a Director for Trxade Health, Inc. (NASDAQ: MEDS). Mr. Pope served as a Director of Innovaro, Inc. from March 2010 to August 2012. Mr. Pope also served as a director of Inuvo, Inc. from July 2008 through July 2018. Prior to this time, Mr. Pope served as a Partner in the Audit and Financial Advisory Consulting Divisions of PricewaterhouseCoopers LLP, and he was also a Partner in the Accounting and SEC Directorate in PricewaterhouseCoopers LLP’s New York City office. Mr. Pope holds a B.S. degree in Economics and Accounting from Auburn University and is a Certified Public Accountant in Florida.

Mr. Pope brings to our Board over three decades of experience in the finance and accounting fields. In addition, Mr. Pope also has experience serving as a Director of public companies.

Dr. Frederick W. Telling. Dr. Telling has served as a Director since June 2010. Dr. Telling served as Chairman of the Board of Directors from February 4, 2011 through December 16, 2022 and as Executive Chairman from May 2, 2021 through December 16, 2022. Dr. Telling retired from Pfizer Inc. in June 2007 after 30 years of service. At Pfizer Dr. Telling served as its Corporate Vice President and Vice President of Corporate Strategic Planning and Policy. Dr. Telling also serves on the boards of various civic and non-profit organizations. Dr. Telling holds a B.A. degree in History and Economics from Hamilton College and a MA degree in Industrial and Labor Relations and a PhD in Economics and Public Policy from Cornell University.

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

Executive Management

Kimberly M. Murphy. Ms. Murphy has served as our Chief Executive Officer and President since June 23, 2022 and as our Chief Financial Officer from December 15, 2022 through March 8, 2023. She has served as a director since May 2020. Before joining the Company, Ms. Murphy served as Vice President of the Influenza Franchise and Global Vaccine Commercialization Leader at GlaxoSmithKline plc (NYSE: GSK) (“GSK”), where she led the global influenza vaccines business, global pandemic preparedness across vaccines and antivirals, lifecycle management, business development, and global P&L management. Ms. Murphy also served as Vice President and Global Marketing Head for the shingles vaccine, SHINGRIX. From June 2014 to May 2015, Ms. Murphy was Vice President and Lead for the North America Vaccines Integration Planning Team, responsible for the integration planning of GSK’s acquisition of Novartis AG’s vaccine division. From October 2012 to June 2014, Ms. Murphy served as Vice President of U.S. Vaccines Customer Strategy and from March 2011 to October 2012, she served as the Senior Director of U.S. Influenza Portfolio Strategy. Prior to joining GSK in March 2011, Ms. Murphy worked for Novartis Vaccines and Diagnostics Inc., a division of Novartis AG (NYSE: NVS), as the head of the U.S. Meningococcal Franchise. Before working for Novartis, Ms. Murphy enjoyed a distinguished career at Merck & Co., Inc. (NYSE: MRK). Ms. Murphy has previously served in board and advisory roles for a privately-held vaccine development company, the Biotechnology Industry Organization’s Biodefense Advisory Council, and the Saint Joseph’s University Pharmaceutical & Healthcare Marketing MBA Program. Ms. Murphy holds a B.A. degree in English from Old Dominion University and a M.B.A. degree in Marketing from Saint Joseph’s University. Ms. Murphy has also completed the Marketing Excellence Program at the Wharton School of the University of Pennsylvania.

Ms. Murphy brings a wealth of experience in the commercialization and marketing of development-stage vaccine candidates, particularly those created by public companies. Ms. Murphy’s skill will be vital to the Company’s development of a vaccine candidate for SARS-CoV-2.

Janet Huffman. Ms. Huffman has served as our Chief Financial Officer since March 8, 2023. Most recently, Ms. Huffman served as Chief Financial Officer for TRxADE HEALTH, Inc., a Nasdaq-listed company focused on health services IT for retail pharmacies. In 2019, Ms. Huffman was a founding member of Banyan Pediatric Care Centers and served as its Chief Financial Officer. After leading Banyan’s merger with Assisted 4 Living, Inc., an OTC-listed company later renamed Arboreta Healthcare Inc. and a provider of skilled nursing, rehabilitation and assisted living services, she continued as Chief Financial Officer until February 2022. Prior to Arboreta Healthcare, Ms. Huffman was the Chief Financial Officer for Signature HomeNow, a home healthcare services company. Earlier in her career, she served as Director of Finance and Regional Director of Operations for Infinity Homecare and was Vice President of Finance for Family Home Health Services. Ms. Huffman obtained a Bachelor’s degree in accounting from the University of South Florida.

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

Charles L. Pope

Dr. Frederick W. Telling

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and Directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2022.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended December 31, 2022, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers” and Key Employees:

●	Kimberly Murphy, our President and Chief Executive Officer, and Chief Financial Officer, and
●	Dr Martin Handfield, our Senior Vice President of Discovery Research
●	Michael Sullivan, former Chief Financial Officer*

*Mr. Sullivan resigned from the Company effective December 14, 2022.

The Compensation Committee of our Board of Directors is responsible for establishing and evaluating our policies governing the compensation of our executive officers, including our named executive officers. The Compensation Committee reviews and proposes recommendations to the Board of Directors regarding the compensation to be paid to the Chief Executive Officer. In addition, the Compensation Committee reviews and approves the compensation to be paid to all other executive officers. The Compensation Committee ensures that the total compensation paid to our executive officers is fair, reasonable and competitive. The Compensation Committee has, in the past, at times included the other members of our Board of Directors in its deliberations regarding the salaries of our named executive officers.

At our 2021 Annual Meeting of Shareholders, on an advisory basis, a majority of the shareholders who voted on this matter, approved the compensation of our named executive officers as disclosed in our Proxy Statement. The Compensation Committee believes the views of our shareholders are an important consideration when making decisions regarding our compensation program and will continue to take the views of our shareholders into consideration when assessing our compensation program and making decisions related to the structure and amount of pay.

Business Highlights

During 2022, we further developed our immunization product candidate to combat the novel coronavirus pandemic. Our compensation program continues to reflect the challenges associated with designing a compensation program at the beginning of the year that addresses pre-clinical work towards the development of a vaccine. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance, and is confident that the decisions made are reflective of this overarching philosophy.

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

Compensation Determination Process

We conduct an annual review of named executive officer compensation, generally in December or January. At the Compensation Committee’s direction, our Chief Executive Officer prepares an executive compensation review for each named executive officer, other than herself, which may include recommendations for:

●	a proposed year-end bonus, if any, based on the achievement of individual and/or corporate objectives;

●	a proposed increase, if any, in base salary and target annual incentive opportunity for the upcoming year; and

●	an award, if any, of stock options or stock awards for the year under review.

As part of the compensation review, our Compensation Committee also considers changes to a named executive officer’s employment agreement, compensation arrangements and benefits, responsibilities or severance arrangements.

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

Setting Compensation for Named Executive Officers - Compensation Committee, Board of Directors and Chief Executive Officer or Principal Executive Officer

The Compensation Committee of our Board of Directors has the primary responsibility for determining compensation of our named executive officers. Our Compensation Committee recommends the compensation of our Chief Executive Officer or Principal Executive Officer and determines all compensation matters for our named executive officers, including base salary, bonuses, and equity compensation. Our Board of Directors, after considering the recommendations of the Compensation Committee, makes the final determination with respect to the compensation of our Chief Executive Officer or Principal Executive Officer. Utilizing input from our Chief Executive Officer or Principal Executive Officer, the Compensation Committee makes an independent decision on compensation for each other named executive officers, although our Compensation Committee has, on occasion, submitted its compensation determinations for named executive officers to our full Board of Directors for its approval.

Role of Compensation Consultant

Our Compensation Committee is authorized to engage a compensation consultants or other advisors to review our executive officers’ compensation, including a benchmarking analysis against the compensation of executive officers at comparable companies, to ensure that our compensation is market competitive, with the goal of retaining and adequately motivating our senior management. In March 2019 and January of 2020, our Compensation Committee retained Korn Ferry as a compensation consultant (“Korn Ferry”) to assess our current compensation programs and provide recommendations for continued improved alignment of the programs with our compensation philosophy and goals and to review and make recommendations regarding our executive and Director compensation for 2019 and 2020.

Our Compensation Committee evaluates the performance of its compensation consultant, considers alternative compensation consultants, and has the final authority to engage and terminate such services. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and the applicable listing standards of the NYSE American and concluded that no conflict of interest exists that would prevent Korn Ferry from serving as an independent consultant to our Compensation Committee. This Korn Ferry assessment has not been formally updated, nor has the engagement continued as the Compensation Committee believes, based on a variety of factors, including the small number of employees, that an updated assessment was not warranted.

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

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies known to the members of the Compensation Committee. This information was then used as a reference point for our Compensation Committee to assess our current compensation levels in the course of its deliberations on forms and amounts of compensation. Given our objective of attracting, retaining, motivating, and rewarding a highly-skilled team of executive officers and other employees, we aim to deliver a total compensation package that is within a competitive range around the median as compared to peers, with an emphasis on equity incentive compensation so as to more effectively tie our named executive officers and employees’ interests to those of our shareholders. In light of this, when undertaking such analysis, our Compensation Committee has reviewed data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual bonus) and equity compensation. This competitive analysis is one factor, among others, taken into account by our Compensation Committee in assessing current compensation levels and recommending changes to compensation or additional awards of equity. Our Compensation Committee expects to review such compensation data as it believes necessary to make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group. Due to the small number of employees and executive officers we have, among other factors, our Compensation Committee did not undertake an update to the peer group in 2022.

Our Compensation Committee believes that, given the competitiveness of our industry and our culture, our base compensation, annual cash bonuses and equity programs are flexible enough to reward the achievement of clearly defined corporate goals and are sufficient to retain our existing executive officers and to hire new executive officers with the appropriate qualifications and experience.

Elements of Named Executive Compensation

For 2022, the principal components of compensation for our named executive officers consisted of:

●	Annual base salary;

●	Annual bonus incentives; and

●	Equity Incentive Awards / Option Awards.

Annual Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered during the year. Generally, the base salaries reflect the experience, skills, knowledge and responsibilities required of each executive officer, and reflect our executive officers’ overall performance and contributions to our business.

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

Annual Incentive Bonuses

We provide an opportunity for each of our named executive officers to receive an annual incentive bonus based on the satisfaction of individual and company objectives established by the Compensation Committee and/or our Board of Directors, or if no objectives are established at the discretion of the Committee. These incentives are paid in cash. For any given year, these objectives may include individualized goals or company-wide goals that relate to operational, strategic or financial factors such as progress in developing our product candidates, achieving certain manufacturing, intellectual property, clinical and regulatory objectives, and raising certain levels of capital.

2022 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2022 (the “2022 Bonus Plan”). The percentages were weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2022 performance. Under such a cash bonus program, Ms. Murphy, Mr. Sullivan, and Dr. Handfield were eligible for cash bonuses of up to 50%, 35% and 25% of their respective base salaries, or $215,000, $87,500, and $55,800 respectively, (each a “Bonus Target”).

The bonuses payable to Ms. Murphy were to be based upon the achievement of the following objectives:

(i) Up to 50% of the Bonus Target for the vaccine development program’s Phase I clinical trial;

(ii) Up to 20% of the Bonus Target for the Company’s raising of additional capital;

(iii) Up to 7.5% of the Bonus Target for lantibiotic research and development planning;

(iv) Up to 7.5% of the Bonus Target for the Company’s share performance;

(v) Up to 7.5% of the Bonus Target for strategic planning initiatives; and

(vi) Up to 7.5% of the Bonus Target related to ensuring legal and regulatory compliance across the business.

The bonuses payable to Dr. Handfield were to be based upon the achievement of the following objectives:

(i) Up to 50% of the Bonus Target for lantibiotic research and development and regulatory filings;

(ii) Up to 20% of the Bonus Target for the vaccine development program, including pending toxicology study;

(iii) Up to 15% of the Bonus Target for strategic initiatives regarding the Company’s antivirals program research and development; and

(iv) Up to 15% of the Bonus Target for administrative, management, and regulatory compliance matters.

The executive officers’ actual bonuses for fiscal year 2022 were eligible to exceed 100% of their 2022 Bonus Target percentage in the event performance exceeds the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2022 Bonus Program and the actual amount of such bonus, if any, are at the discretion of the Compensation Committee.

The bonuses payable to Mr. Sullivan, our former Chief Financial Officer, were based upon the achievement of the following objectives: (i) Up to 40% of the Bonus Target for financial performance objectives including the Company’s raising of additional capital, budgeting and financial planning; (ii) Up to 20% of the Bonus Target for strategic planning initiatives; (iii) Up to 20% of the Bonus Target for the Company’s share performance; and (iv) Up to 20% of the Bonus Target for external corporate communications, physical location management, and personnel development. Mr. Sullivan resigned effective December 14, 2022. A portion of bonuses earned were paid to Mr. Sullivan in connection with his separation from us as an officer and employee.

Equity Incentive Compensation

We believe that successful long-term corporate performance is more likely to be achieved with a corporate culture that encourages a long-term focus by our named executive officers and other employees through the use of equity awards, the value of which depends on our stock performance. We established our 2021 Equity Incentive Plan to provide all of our employees, including our named executive officers, with incentives to help align our employees’ interests with the interests of our stockholders and to enable them to participate in the long-term appreciation of our stockholder value. Additionally, equity awards provide an important retention tool for all employees, as the awards generally are subject to vesting over an extended period of time based on continued service with us.

We typically grant equity awards in connection with hiring a new employee. In addition, equity awards may also be granted for performance annually at, or soon after, the end of each year, depending on position, performance and tenure at the Company.

The determination of whether to grant stock options, as well as the size of such grants, to our named executive officers involves assessments by the Compensation Committee and our Board of Directors and, with respect to named executive officers other than herself, our Chief Executive Officer. Generally, annual equity awards are driven by our desire to retain and motivate our named executive officers, and we consider individual performance and contributions during the preceding year to the extent the Compensation Committee and our Board of Directors believe such factors are relevant. As with base salary and cash bonuses, in evaluating and determining stock option grants to our named executive officers, the Compensation Committee and our Board of Directors also considers publicly available data from other similar clinical stage companies identified by the Compensation Committee.

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

It is our policy to award stock options at an exercise price equal to the closing price on the NYSE American Market of our common stock on the date of the grant. For purposes of determining the exercise price of stock options, the grant date generally based upon the later of the first day of employment for newly hired employees, or the date and time on which the Compensation Committee or Board approves the stock option grant.

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

Employment Agreements. During 2022, we had employment agreements in effect with Ms. Kimberly Murphy, Mr. Michael Sullivan, and Dr Handfield. We entered into employment agreements with these officers to ensure that they would perform their respective roles with us for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements. We had an employment agreement with Mr. Sullivan who resigned as our officer and employee, effective December 14, 2022, but he continued to be available to us through a consulting arrangement for a limited time and on an hourly rate basis.

2022 Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2022 achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2022 was competitive with other similarly sized companies. The Compensation Committee took the following key compensation actions in 2022:

Base Salaries

During 2022, we made the following changes in annual base salary for named Executive Officers and key employees.

Name	Annual Salary For 2022	Increase	Annual Salary For 2023
Kimberly Murphy	$430,000	$-	$430,000
Dr Martin Handfield	$223.200	$-	$223,200

Determination of Cash Bonus-2022

We made performance-based cash bonus awards pursuant to the terms of the 2022 Bonus Plan to Ms. Murphy, Mr. Sullivan, and Dr. Handfield of $22,000, $35,000, and $34,875 respectively, based upon their performance during 2022. These performance-based cash bonus awards were made in December of 2022.

Determination of Equity Awards:

We made stock option grants to Ms. Murphy, Mr. Sullivan, and Dr. Handfield, under the Company’s 2021 Equity Incentive Plan. Ms. Murphy and Mr. Sullivan received grants to purchase 13,334 and 4,167 shares of Company common stock, respectively, at an exercise price of $17.70 per share, the closing price of the Company’s common stock on the grant date, June 23, 2022. With respect to Ms. Murphy’s award, 2,666 options vested on the grant date, 2,666 options vested on December 23, 2022, 2,666 options will vest on June 23, 2023, on December 23, 2023, and on June 23, 2024, respectively. With respect to Mr. Sullivan, 4,167 options vested on the grant date. In addition, Mr. Sullivan, and Dr. Handfield, received grants which are subject to time-based vesting in equal annual installments over a three-year period on the first, second and third anniversaries of the date of grant, to purchase 3,334 and 1,667 shares of Company common stock, respectively, at an exercise price of $21.37 per share, the closing price of the Company’s common stock on the grant date, July 29, 2022.

The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company.

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

We have entered into employment agreements with our President and Chief Executive Officer, Ms. Murphy, our Chief Financial Officer, Ms. Huffman, and our Senior Vice President of Research and Development, Dr. Martin Handfield (the “Employment Agreements”).

Employment Agreements—Ms. Murphy, Chief Executive Officer and President

On June 23, 2022, Ms. Murphy entered into an Executive Employment Agreement with us under the terms substantially similar to the employment agreements of existing executives. Under the terms of her Executive Employment Agreement, Ms. Murphy’s employment with us became effective June 23, 2022 and she receives an annual base salary of $430,000 and will be eligible for a Performance Bonus with a target of 50% of her annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Ms. Murphy will be eligible to participate in the medical insurance and other benefits available to all employees except her annual vacation will be set at four (4) weeks.

In connection with Ms. Murphy’s employment, she also was awarded stock options to acquire 13,330 shares of common stock under our 2021 Equity Incentive Plan (the “Plan”), at an exercise price of $17.70 which was our closing price on the grant date. The options have vested or shall vest as follows: 2,666 options vested on the grant date, 2,666 options vested on December 23, 2022, 2,666 options shall vest on June 23, 2023, 2,666 options shall vest on December 23, 2023, and 2,666 options shall vest on June 23, 2024, in each case provided Ms. Murphy has remained in continuous employment with us through such dates.

The Executive Employment Agreement is terminable at any time by us and upon 30 days’ notice by Ms. Murphy. Upon separation for any reason, Ms. Murphy shall receive her base salary accrued through the date of termination, and any vested rights and benefits provided under our employee benefit plans and programs. In addition, if Ms. Murphy’s separation from employment is terminated by us without Cause, for Good Reason by Ms. Murphy or for non-renewal by us after the end of the Initial Term and Ms. Murphy signs a full general release then we would be obligated to pay Ms. Murphy six months of her annual base salary as severance plus any earned but unpaid Performance Bonus.

If Ms. Murphy’s employment is terminated by us without Cause or by Ms. Murphy for Good Reason during the period of 90 days either prior to or following a Change in Control and Ms. Murphy signs a full general release then we would be obligated to pay Ms. Murphy six months of her annual base salary as severance, any earned, accrued but unpaid bonus Performance Bonus and Ms. Murphy’s Performance Bonus for the year of the Change in Control at target level of performance. Additionally, with any such termination Ms. Murphy’s stock options or other stock awards under our 2021 Equity Incentive Plan which are not vested shall vest as of her termination date. Under the Executive Employment Agreement, “Change in Control” is defined as a transaction or series of transactions which constitutes a sale of control of the Company, a change in effective control of the Company, or a sale of all or substantially all of our assets, or a transaction which qualifies as a “change in ownership” or “change in effective control” of the Company or a “change in ownership of substantially all of the assets” of the Company under the standards set forth in Treasury Regulation section 1.409A-3(i)(5).

In the Executive Employment Agreement Ms. Murphy has agreed to duties of non-disclosure of Confidential Information, non-competition and non-solicitation and our ownership of development provisions.

Employment Agreements—Ms. Huffman, Chief Financial Officer

On March 6, 2023, Ms. Huffman entered into an Executive Employment Agreement with us under the terms substantially similar to the employment agreements of existing executives. Under the terms of her Executive Employment Agreement, Ms. Huffman’s employment with us became effective March 6, 2023 and she receives an annual base salary of $250,000 and will be eligible for a Performance Bonus with a target of 35% of her annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Ms. Huffman will be eligible to participate in the medical insurance and other benefits available to all employees except her annual vacation will be set at four (4) weeks.

In connection with Ms. Huffman’s employment, she also was awarded stock options to acquire 7,000 shares of common stock under our 2021 Equity Incentive Plan (the “Plan”), at an exercise price of $4.00 which was our closing price on the grant date. The options shall vest as follows: 1,400 options shall vest on the grant date, 1,400 options shall vest on September 6, 2023, 1,400 options shall vest on March 6, 2024, 1,400 options shall vest on September 6, 2024, and 1,400 options shall vest on March 6, 2025, in each case provided Ms. Huffman has remained in continuous employment with us through such dates.

The Executive Employment Agreement is terminable at any time by us and upon 60 days’ notice by Ms. Huffman. Upon separation for any reason Ms. Huffman shall receive her base salary accrued through the date of termination, and any vested rights and benefits provided under our employee benefit plans and programs. In addition, if Ms. Huffman’s separation from employment is terminated by us without Cause or for non-renewal by us after the end of the Initial Term and Ms. Huffman signs a full general release then we would be obligated to pay Ms. Huffman six months of her annual base salary as severance plus any earned but unpaid Performance Bonus.

If Ms. Huffman’s employment is terminated by us without Cause during the period of 30 days following a Change in Control and Ms. Huffman signs a full general release then we would be obligated to pay Ms. Huffman six months of her annual base salary as severance, any earned, accrued but unpaid bonus Performance Bonus and Ms. Huffman’s Performance Bonus for the year of the Change in Control at target level of performance. Additionally, with any such termination Ms. Huffman’s stock options or other stock awards under our 2021 Equity Incentive Plan which are not vested shall vest as of her termination date. Under the Executive Employment Agreement, “Change in Control” is defined as a transaction or series of transactions which constitutes a sale of control of the Company, a change in effective control of the Company, or a sale of all or substantially all of our assets, or a transaction which qualifies as a “change in ownership” or “change in effective control” of the Company or a “change in ownership of substantially all of the assets” of the Company under the standards set forth in Treasury Regulation section 1.409A-3(i)(5).

In the Executive Employment Agreement Ms. Huffman has agreed to duties of non-disclosure of Confidential Information, non-competition and non-solicitation and Company ownership of developments provisions.

Employment Agreements—Dr. Handfield, Senior Vice President of Discovery Research

On May 11, 2010, Dr. Handfield entered into an Executive Employment Agreement with us. Under the terms of his Executive Employment Agreement, Dr. Handfield’s employment became effective May 11, 2010 and he currently receives an annual base salary of $223,200 that is subject to adjustment from time to time as determined by the Board of Directors. Dr. Handfield will be eligible for a Performance Bonus with a target of 25% of his annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Dr. Handfield will be eligible to participate in the medical insurance and other benefits available to all employees except his annual vacation will be set at four (4) weeks.

The Executive Employment Agreement is terminable at any time by either party and if Dr. Handfield is involuntarily terminated by us, he shall receive his base salary and vacation pay each accrued through the date of termination, and any nonforfeitable benefits earned and payable to him under the terms of the employee handbook (which applies to all employees) and benefits available under any applicable incentive plan in which the executive participates. In addition, if Dr. Handfield’s separation from employment is not voluntary and without cause, we would be obligated to pay him six months of his annual base salary as severance and Dr. Handfield shall be entitled to out placement services. If Dr. Handfield is terminated for Cause, he shall be entitled to receive his base salary and accrued vacation due through the date of termination and any nonforfeitable benefits already earned and payable to Dr. Handfield under the terms of the employee handbook or other applicable incentive plans maintained by us. “Cause” is defined in the Executive Employment Agreement as any action that is illegal, immoral, or improper that reflects on us, Dr. Handfield, or the ability of either to function optimally. If Dr. Handfield voluntarily resigns, he shall be entitled to this base salary and accrued vacation due through the date of termination (including any mutually agreed upon notice period) and any nonforfeitable benefits already earned and payable to Dr. Handfield under the terms of the employee handbook or other incentive plans maintained by us.

If Dr. Handfield dies during the term of employment with us, his estate shall be paid his salary as it would have accrued over a period of thirty days after the executive officer’s death. We shall also extend Dr. Handfield’s right to exercise vested stock options for six months. In the event Dr. Handfield becomes disabled (as defined in the then applicable short and long-term disability insurance policies) we shall pay to him his salary as it would have accrued over a period of 30 days after he became so disabled and we shall extend his right to exercise vested stock options for six months.

The Executive Employment Agreement also includes non-disclosure and Company ownership of invention provisions, as well as a provision providing for the Company to defend and indemnify Dr. Handfield if he is named as a defendant in any lawsuit regarding any action taken within his scope of employment. In the event of a change in control, any stock options or other awards granted (other than performance awards) under our equity incentive plans shall become immediately vested in full and, in the case of stock options, exercisable in full. If the change in control results in an involuntary separation from employment of Dr. Handfield within 180 days following a change in control, Dr. Handfield would be entitled to (i) receive six months of salary and the extension of his benefits (excluding vacation time and paid time off) and (ii) exercise vested options for six months from the date of separation. Under the Executive Employment Agreement, “involuntary separation of employment” means (i) termination without cause, (ii) any reduction in responsibilities of office altering the status of the executive officer as an employee, or (iii) the duplication of the executive officer’s position by an equivalent executive in an acquiring entity; and “change in control” is defined as the sale of the entire company, or substantially all of its assets, or the sale of the business unit employing an individual which result in the termination of employment or subsequent transfer of the employment relationship to another legal entity, or any single party acquiring more shares than are owned by the Koski Family Limited Partnership including its members and their immediate families, including spouses and their children

The annual base salaries provided in the Employment Agreements are payable in installments consistent with our normal payroll practices.

The Employment Agreements also each include non-disclosure and Company ownership of invention provisions, as well as a provision providing for us to defend and indemnify the executive if the executive is named as a defendant in any lawsuit regarding any action taken within the scope of employment. In the event of a change in control, any stock options or other awards granted (other than performance awards) under our equity incentive plans shall become immediately vested in full and, in the case of stock options, exercisable in full. If the change in control results in an involuntary separation from employment of the executive officer within 180 days following a change in control, the executive officer would be entitled to (i) receive six months of salary and the extension of his benefits (excluding vacation time and paid time off) and (ii) exercise vested options for six months from the date of separation. Under the Employment Agreements, “involuntary separation of employment” means (i) termination without cause, (ii) any reduction in responsibilities of office altering the status of the executive officer as an employee, or (iii) the duplication of the executive officer’s position by an equivalent executive in an acquiring entity.

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

Consideration of Stockholder Advisory Vote on Executive Compensation

The Compensation Committee also expects to consider the results of our stockholder advisory vote on executive compensation. Our shareholders have historically voted in favor of the compensation of our named executive officers: approximately 78.7% of the shares represented in person or by proxy having voted in favor of the program. In light of these results, the Compensation Committee has determined to substantially continue the executive compensation program. The Board of Directors determined that stockholder advisory votes on executive compensation will be submitted to our shareholders annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2022 and 2021 for services in all capacities paid or accrued by the Company to Ms. Kimberly Murphy, and our next most highly compensated officer who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2022, as well as a former executive officer (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus(1)	Stock Awards (2)		Option Awards (2)	All Other Compensation (3)	Total
Kimberly Murphy	2022	$224,923	$22,000		$—	$232,000	$59,813	$538,736
Chief Executive Officer and President	2021	$—	$—		$—	$—	$—	$—
Dr Martin Handfield	2022	$223,200	$34,875		$—	$35,000	$6,696	$299,771
Senior Vice President Discovery and Research	2021	$209,835	$39,060	$	__	$295,600	$6,295	$550,790
Former Officer:
Michael O. Sullivan	2022	$250,000	$35,000		$—	$142,500	$7,187	$434,687
Chief Financial Officer	2021	$238,304	$70,000		$—	$367,000	$7,124	$682,428

(1)	For Ms. Murphy, Mr. Sullivan, and Dr. Handfield, the amounts in this column for 2022 represent a performance-based cash bonus award made pursuant to the terms of the 2022 Bonus Plan which was earned in 2022 and paid in December 2022.
(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). Ms. Murphy and Mr. Sullivan received grants, under the Company’s 2021 Equity Incentive Plan, to purchase 13,330 and 4,167 shares of Company common stock, respectively, at an exercise price of $17.70 per share, the closing price of the Company’s common stock on the grant date, June 23, 2022. In addition, Mr. Sullivan, and Dr Handfield received grants, to purchase 3,334 and 1,667 shares of Company common stock, respectively, at an exercise price of $21.37 per share, the closing price of the Company’s common stock on the grant date, July 29, 2022. . The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company. Under Securities and Exchange Commission rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Fair values relating to share grants have been determined under ASC 718 and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes Pricing Option Pricing Model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with ASC 718. The stock-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant and the amounts included in the Option Awards column do not reflect compensation actually received by the named executive officers. For information on the assumptions used to calculate the fair value of stock option grants, refer to Note 8 - “Stock Compensation Plan” in our financial statements for the year ended December 31, 2022.
(3)	Amounts in this column for Ms. Murphy, Mr. Sullivan, and Dr Handfield represent the Company’s matching contributions to our Simple IRA retirement plan. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned.
(4)	Ms. Murphy commenced her employment with us on June 23, 2022 and her compensation and bonus are for the portion of the year she served as our President and Chief Executive Officer. Prior to becoming our Chief Executive Officer, Ms. Murphy served as an independent director and was compensated in that capacity in accordance with our director compensation program. See “Director Compensation” below for the amount of compensation Ms. Murphy was paid as an independent director prior to becoming our President and Chief Executive Officer.

The Compensation Committee believes that our future success depends, in large part, upon our ability to maintain a competitive position in attracting, retaining and motivating key personnel. The Compensation Committee utilizes the 2021 Equity Incentive Plan to provide incentives to employees. We do not have any separate long-term incentive plans that provide compensation intended to serve as incentives for performance other than awards contemplated under, or pursuant to, our 2021 Equity Incentive Plan.

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2022:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Kim Murphy	5,332	8,000	(2)	17.70	6/23/2032
President and Chief Executive Officer
Dr. Martin Handfield		1,667	(1)	21.37	7/29/2032
Senior Vice President of Discovery Research	417	833	(1)	29.40	12/16/2031
	1,222	2,444	(1)	72.00	2/18/2031
	6,111	1,222	(1)	28.80	2/5/2030
	3,667			43.80	9/27/2028
	267			91.20	6/22/2028
	233			222.00	6/27/2027
	250			792.00	3/16/2025
	67			528.00	12/8/2024
Michael O. Sullivan	4,167			17.70	3/14/2023
Former Chief Financial Officer	2,499			72.00	3/14/2023
	8,330			28.80	3/14/2023
	4,167			43.80	3/14/2023
	300			91.20	3/14/2023
	292			222.00	3/14/2023
	333			792.00	3/14/2023
	67			528.00	3/14/2023
	42			516.00	3/14/2023

(1)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
(2)	Represents awards that are time vested with each award vesting evenly on a semi-annual basis over two years, subject to earlier vesting upon a change in control as defined in the award agreements.

Director Compensation

The Director Compensation program for 2022 consisted of the following:

Non-employee Directors

Cash Compensation. The Director compensation program for 2022 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000 and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the Directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

The Board expects to meet in-person for a minimum of four meetings each year. To the extent the Board meets in excess of six in-person meetings an additional per meeting fee would also be considered to be paid to each Director by the Board for such additional in-person meeting. To the extent the Board determines to establish a special committee or a special committee was previously established and continues to function, the Board would determine the cash compensation payable to each Director serving on any such special committee.

Our Compensation Committee and our Board of Directors use market data as one means of evaluating and establishing Board remuneration. From time to time the Compensation Committee seeks the advice for compensation consultants on matters related to executive compensation, board remuneration and related governance matters.

Equity Compensation-New Director. Equity compensation is issued to Directors upon joining our Board. Non-employee Directors receive a stock option for the purchase of shares of Company’s Common Stock equating to $60,000 with an exercise price set as the Closing price of the Company’s Common Stock on the day immediately prior to the appointment to the Board, which will immediately vest and be exercisable for ten years, subject to early termination under the terms of the 2021 Equity Incentive Plan. If new Directors join the Board before July 1 of the calendar year, they would receive 100% of the value; 50% of such total value if they join between July 1 and October 1; 25% of such total value if they join after October in a calendar year.

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2021 Equity Incentive Plan. In July 2022. the Board considered and made annual equity awards to non-employee Directors of 3,667 stock options each which were awarded under the Company’s 2021 Equity Incentive Plan at an exercise price of $21.00 per share, the closing price on July 29, 2022. The options vested immediately.

The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company.

Discretionary Awards. As part of the Director Compensation Program, the Board may also make discretionary equity-based awards from time to time under our 2021 Equity Incentive Plan. A discretionary equity-based award was made in 2022 to Dr. Telling in connection with his service as executive chairman.

Minimum dollar value stock ownership requirements. Each non-employee Director receiving the above equity-based awards will be subject to a minimum dollar value stock ownership holding requirement with respect to the awards received as well as all prior equity awards under the 2021 Equity Incentive Plan which requirement is intended to align the ability to sell shares with the performance of the Company’s stock price. The non-employee Directors will each be subject to a minimum dollar value stock ownership requirement equal to six times the annual Board retainer ($270,000) which dollar threshold they would be precluded from selling shares of Company stock acquired from the Company under its 2021 Equity Incentive Plan.

Reimbursement of Expenses. Non-employee Directors are also reimbursed for expenses incurred in connection with their attendance at Board or committee meetings and reasonable out-of-pocket business expenses associated with their Board service.

Long-term Incentive Compensation. The Company did not have a Long-Term Incentive Compensation plan in place performance in 2022 for its Non-Employee Directors.

The following table sets forth the compensation of our non-employee Directors in 2022.

Director Compensation Table

Name	Fees earned or paid in cash (1)	Stock Awards	Option awards (2)	All other compensation (3)	Total
Dr. Frederick W. Telling	$150,182	—	$150,171	—	$299,695
Robert C. Koski	$55,000	—	$77,007	—	$132,007
Charles L. Pope	$82,500	—	$77,007	—	$159,507
Dr. Alan W. Dunton	$75,832	—	$77,007	—	$170,089
Kimberly W. Murphy	$37,943	—	$—	—	$37,943

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2021 in connection with their Board service including any service on committees or service in connection with special committees established by the Board. Amounts for Ms. Murphy were for the portion of the year she served as a non-employee independent director.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On June 23, 2022 and as part of the Company’s non-employee Director Compensation Program, Dr. Telling was awarded stock options, under the Company’s 2021 Equity Incentive Plan to purchase 4,167 shares of Company common stock, respectively, at an exercise price of $17.30 per share, the closing price of the Company’s common stock on the grant date, June 23, 2022. The options vested immediately. On July 29, 2022 and as part of the Company’s non-employee Director Compensation Program, each non-employee Director was awarded stock options, under the Company’s 2021 Equity Incentive Plan to purchase 3,667 shares of Company common stock, respectively, at an exercise price of $21.37 per share, the closing price of the Company’s common stock on the grant date, July 29, 2022. The options vested immediately. As of the end of the year non-employee Directors, Telling, Koski, Pope, and Dunton have aggregate options to acquire, 19,779, 18,222, 18,222, 18,222 and 18,222, respectively and there are no stock awards outstanding for any non-employee Director.

(3)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board related meetings.

Employee Directors

The Director Compensation Program provides that employee Directors receive no additional compensation in connection with their board service. There was one employee Director in 2022, Ms. Murphy, our President and Chief Executive Officer for portion of the year, and no separate compensation is paid for her service as a Director after she became an executive officer of the Company. For a summary of Ms. Murphy’s compensation as a named executive officer, see the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of March 30, 2023 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address(1)	Number of shares beneficially owned	Percentage of ownership (2)
Directors and officers
Dr. Frederick W. Telling (3)	41,744	2.0%
Robert C. Koski (4)	48,571	2.3%
Charles L. Pope (5)	18,702	*
Dr. Alan Dunton (6)	19,254	*
Kimberly Murphy (7)	11,563	*
Janet Huffman (8)	1,400	*
(All Directors and officers as a group 6 persons)	141,234	6.6%

5% shareholder
Joseph Hernandez (9)	153,334	7.0%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 30, 2023 are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 2,024,657 shares of the Common Stock outstanding as of March 30, 2023 an admission of beneficial ownership of those shares.
(3)	Includes: (i) 22,398 shares able to be acquired pursuant to stock options, and (ii) 2,501 shares able to be acquired upon the exercise of warrants.
(4)	The share amounts include: (i) 18,367 shares held by the Koski Family Limited Partnership (“KFLP”) of which Mr. Koski is a general partner; (ii) 5,000 shares able to be acquired by the KFLP upon conversion of Series B Convertible Preferred Stock; (iii) 4,033 shares able to be acquired by the KFLP upon exercise of warrants; (iv) 2,940 shares owned directly by Mr. Koski; and (v) 18,231 shares able to be acquired pursuant to stock options. The address of the KFLP is 3525 Turtle Creek Boulevard #19B, Dallas, TX 75219.
(5)	Includes: 18,231 shares able to be acquired pursuant to stock options.
(6)	Includes: (i) 18,231 shares able to be acquired pursuant to stock options and (ii) 334 shares able to be acquired upon the exercise of warrants.
(7)	Represents shares able to be acquired upon the exercise of stock options.
(8)	Represents shares able to be acquired upon the exercise of stock options.
(9)	Based upon information provided by Mr. Hernandez in his Schedule 13D filing with the SEC on January 26, 2021, Mr. Hernandez is the beneficial owner of 153,334 shares of Common Stock issuable upon exercise of warrants that became exercisable on May 1, 2021 and are exercisable at an exercise price of $75.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2022 with respect to the 2021 Equity Incentive Plan as amended (the “2021 Plan”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2021 Equity Incentive Plan	139,091	$41.49	148,456
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—
Total:	139,091	$41.49	148,456

(1)	The Company’s Board of Directors approved a new 2021 Equity Incentive Plan (the “2021 Plan”) and it was submitted to shareholders for approval in connection with the Company’s 2020 annual meeting of shareholders. On February 25, 2022 the shareholders approved the 2021 Plan which is the successor to our 2012 Plan. The 2021 Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 166,667 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Plan as of immediately prior to the effective date of the 2021 Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Plan that may become available for issuance under the 2021 Plan, as such shares become available from time to time.

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

Stock Purchase Agreement-Acquisition of Noachis Terra Inc.

On May 1, 2020, we entered into a Stock Purchase Agreement with Mr. Joseph Hernandez, the sole shareholder of Noachis Terra, pursuant to which we acquired one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra (the “Transaction”). In exchange, Mr. Hernandez, received the following: (i) cash consideration equal to $1,925,000, of which approximately $500,000 was applied to extinguish Noachis Terra’s pre-Transaction liabilities (a portion of which were due to Mr. Hernandez); (ii) 153,334 restricted shares of our Common Stock; and (iii) warrants to purchase 153,334 shares of our Common Stock, which warrants carry an exercise price of $75.00 per share, a five-year term, and are currently exercisable.

In addition to the above consideration, Mr. Hernandez was entitled to receive contingent consideration based upon the exercise of certain of our outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $45.00 and $54.00; and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $60.00, in each case, for so long as the warrants remain outstanding. The warrants with an exercise price of $45.00 expired on May 14, 2020 pursuant to their terms.

Pursuant to the Stock Purchase Agreement, within thirty (30) days of the Transaction’s closing, we filed with the Securities and Exchange Commission a registration statement covering the 153,334 shares of the Company’s Common Stock and the warrants to purchase 153,334 shares of the Company’s Common Stock, which was filed on May 29, 2020 and declared effective on June 30, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Mayer Hoffman McCann P.C. (“MHM”), in the categories indicated during each of the past two fiscal years ended December 31:

Services Rendered	2022	2021
Audit Fees (1)	$154,475	$142,750
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	7,005
All Other Fees (4)	—	—
	$154,475	$149,755

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-20.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

Exhibits required by Item 601 of Regulation S-K are submitted (or incorporated by reference) and listed in a separate section herein immediately following the F pages under the heading “Exhibit Index” and are incorporated herein by reference. No exhibits in addition to those previously filed or listed in item 15(a) (3) and filed herein.

(c)	Not Applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2023

ORAGENICS, INC.

By:	/s/ Kimberly Murphy
Kimberly Murphy
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Oragenics, Inc., hereby constitutes and appoints Kimberly Murphy and Janet Huffman, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for herself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kimberly Murphy	President, Chief Executive Officer and Director	April 17, 2023
Kimberly Murphy

/s/ Janet Huffman	Chief Financial Officer, Secretary and Treasurer	April 17, 2023
Janet Huffman	(Principal Accounting and Financial Officer)

/s/ Robert. C. Koski	Director	April 17, 2023
Robert C. Koski

/s/ Charles L. Pope	Chairman and Director	April 17, 2023
Charles L. Pope

/s/ Frederick W. Telling	Director	April 17, 2023
Frederick W. Telling

/s/ Alan W. Dunton	Director	April 17, 2023
Alan W. Dunton

Oragenics, Inc.

Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Oragenics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oragenics, Inc. (“Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2005

St. Petersburg, FL

April 17, 2023

Oragenics, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,426,785	$27,265,703
Other receivables	—	6,987
Prepaid expenses and other current assets	2,862,738	434,699
Total current assets	14,289,523	27,707,389
Property and equipment, net	121,062	45,708
Operating lease right-of-use assets	347,440	477,882
Total assets	$14,758,025	$28,230,979
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,124,197	$947,574
Short-term notes payable	267,640	303,416
Operating lease liabilities	204,447	194,270
Total current liabilities	1,596,284	1,445,260

Long-term liabilities
Operating lease liabilities	152,439	299,520
Total long-term liabilities	152,439	299,520

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000 and 9,417,000 Series A shares, 4,050,000 and 6,600,000 Series B shares, -0- and 0 Series C shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,592,723	2,656,713
Common stock, $0.001 par value; 4,166,666 shares authorized 2,024,657 and 2,002,946 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2,025	2,003
Additional paid-in capital	196,977,071	195,101,611
Accumulated deficit	(185,562,517)	(171,274,128)
Total shareholders’ equity	13,009,302	26,486,199
Total liabilities and shareholders’ equity	$14,758,025	$28,230,979

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Grant revenue	$131,521	$86,987

Operating expenses:
Research and development	10,072,684	10,586,144
General and administrative	4,474,465	5,271,861
Total operating expenses	14,547,149	15,858,005
Loss from operations	(14,415,628)	(15,771,018)
Other income (expense):
Interest income	135,900	75,847
Interest expense	(15,103)	(15,756)
Local business tax	(5,140)	(1,357)
Other income	11,582	670
Total other income, net	127,239	59,404
Loss before income taxes	(14,288,389)	(15,711,614)
Income tax benefit	—	—
Net loss	$(14,288,389)	$(15,711,614)
Basic and diluted net loss per share	$(7.11)	$(8.09)
Shares used to compute basic and diluted net loss per share	2,009,234	1,943,131

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2022 and 2021

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	1,579,142	$1,579	16,017,133	$7,174,854	$164,113,145	$(154,444,983)	$16,844,595
Compensation expense relating to option issuances	—	—	—	—	1,688,022	—	1,688,022
Series C dividend	—	—	33.016	1,117,531	—	(1,117,531)	—
Series C Redemption	—	—	(166)	(5,635,672)	—	—	(5,635,672)
ATM Offering-net of expenses	368,236	368	—	—	26,676,024	—	26,676,392
Issuance of common stock from warrant exercise	42,549	43	—	—	2,261,294	—	2,261,337
Issuance of common stock from option exercise	13,019	13	—	—	363,126	—	363,139
Net loss	—	—	—	—	—	(15,711,614)	(15,711,614)
Balances at December 31, 2021	2,002,946	$2,003	16,017,000	$2,656,713	$195,101,611	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	742,203	—	742,203
Conversion of Series A preferred stock to common stock	6,667	7	(4,000,000)	(415,169)	415,162	—	—
Conversion of Series B preferred stock to common stock	8,500	9	(2,550,000)	(648,821)	648,812	—	—
Proceeds from issuance for common stock	6,544	6			69,283		69,289
Net loss	—	—	—	—	—	(14,288,389)	(14,288,389)
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,288,389)	$(15,711,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,667	41,237
Gain on sale of property and equipment	(10,964)	—
Stock-based compensation expense	742,203	1,688,022
Changes in operating assets and liabilities:
Other receivables	6,987	(6,987)
Prepaid expenses and other current assets	(1,899,612)	508,576
Accounts payable and accrued expenses	176,625	10,554
Net cash (used) in operating activities	(15,228,483)	(13,470,212)
Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	—
Purchase of property and equipment	(127,519)	(43,876)
Net cash (used) in investing activities	(115,519)	(43,876)
Cash flows from financing activities:
Payments on short-term notes payable	(564,205)	(524,980)
Redemption of Series C Preferred stock	—	(5,635,672)
Proceeds from issuance of common stock for stock option exercise	—	363,139
Proceeds from issuance of common stock for warrant exercise	—	2,261,337
Net proceeds from issuance of common stock	69,289	26,676,392
Net cash (used) provided by financing activities	(494,916)	23,140,216
Net increase (decrease) in cash and cash equivalents	(15,838,918)	9,626,128
Cash and cash equivalents at beginning of the year	27,265,703	17,639,575
Cash and cash equivalents at end of the year	$11,426,785	$27,265,703
Supplemental disclosure of cash flow information:
Interest paid	$9,290	$15,756
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$528,429	$600,169
Value of Series A preferred stock converted into common stock	$415,169	$—
Value of Series B preferred stock converted into common stock	$648,821	$—
Par value of common stock issued in connection with Series A Preferred Stock Conversion	$7	$—
Par value of common stock issued in connection with Series B Preferred Stock Conversion	$9
Stock dividend on Series C preferred stock	$—	$1,117,531

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Going Concern Consideration

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $(14,288,389) and used cash of $15,228,483 in its operating activities during the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $(185,562,517) and cash flows from operations were negative throughout 2022.

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, preferred stock, warrant exercises, income earned on grants and interest income. From 2012 through 2021, the Company raised approximately $92.0 million in gross proceeds ($27.8 million in fiscal year 2021) from various public and private offerings of its common stock. The Company expects to incur substantial expenditures to further develop each of its technologies. The Company believes the working capital at December 31, 2022, will be sufficient to meet the business objectives through the fourth quarter of 2023.

These matters, when considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our consolidated financial statements are issued.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are stock-based compensation.

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

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes Pricing Option Pricing Model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants or warrants do not vest at the grant date they are subject to forfeiture.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2022, and 2021.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our license agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. Prepayments and upfront payments to third party vendors for work to be completed in the future is recorded as a prepaid expense on the Company’s balance sheet. The Company expenses research and development costs on the consolidated statement of operations as expense is incurred or completed.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2022, the uninsured portion of this balance was $11,176,785. As of December 31, 2021, the uninsured portion of this balance was $27,015,703.

Grant revenue

Grant revenue is derived from a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034. The Company recognizes grant revenue as reimbursable grant costs are incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expenses in the accompanying consolidated statement of operations.

3. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2022 and 2021:

	2022		2021
Furniture and fixtures		$20,742		$20,742
Laboratory equipment		676,744		869,655
Leasehold improvements		487,871		487,871
Office and computer equipment		298,944		294,236
	1,484,301		1,672,504
Accumulated depreciation and amortization		(1,363,239)		(1,626,796)
Property and equipment, net		$121,062		$45,708

Depreciation and amortization expense for the years ending December 31, 2022 and 2021 was $44,667 and $41,237 respectively.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2022 and 2021:

	2022	2021
Accounts payable trade	$246,690	$854,983
Accrued Expense	812,861	-
Professional fees	31,101	20,880
Vacation	33,545	57,731
Consulting fees	—	13,980
Total accounts payable and accrued expenses	$1,124,197	$947,574

5. Short-Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2022 and 2021:

	2022	2021
Directors’ and officers’ liability insurance financing of $528,429 and $600,169 due in monthly installments of $54,366 and $61,496 including principal and interest at 6.24% and 5.34% through May 24, 2023 and May 24, 2022, respectively	$267,640	$303,416

The Company also maintains a product liability insurance policy which has been renewed in subsequent periods without premium financing.

6. Prepaid Expense and Other Current Assets

As of December 31, 2022 and December 31, 2021, the Company had $2,862,738 and $434,699, respectively. The balance at December 31, 2022 reflects approximately $2.4 million paid to third-party vendors for research and development to be completed, $0.4 million in prepaid insurance and deposits of approximately $0.02 million.

	December 31,	December 31,
	2022	2021
Prepaid Expense	2,844,798	416,759
Deposits	17,940	17,940
Total	2,862,738	434,699

7. Shareholders’ Equity

Common Stock

Approval of a Reverse Stock Split

On December 22, 2022, the Board of Directors approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of one for sixty. The Company’s common stock began trading on a split-adjusted basis on January 23, 2023.

Acquisition of Noachis Terra

On May 1, 2020, the Company issued 153,334 shares of common stock as partial consideration for its acquisition of NIT.

Shares issued under At-The-Market (“ATM”) program

During the three-months ended March 31, 2021, the Company issued 368,236 shares of common stock under its ATM Program which generated gross proceeds of approximately $27.8 million, The Company intends to use the net proceeds of the offering primarily to continue funding its pre-clinical development of its SARS-CoV-2 vaccine candidate, NT-CoV2-1, and its lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

Between January 1, 2022 and September 30, 2022 the Company did not issue any shares of common stock under its ATM program. During the three-months ended December 31, 2022, the Company issued 6,544 shares of common stock under its ATM Program which generated gross proceeds of approximately $72,000, The Company intends to use the net proceeds of the offering primarily to continue funding its pre-clinical development of its SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and its lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

On December 19, 2022, the Company sent written notice of termination to A.G.P./Alliance Global Partners (“AGP”), pursuant to the terms of the Company’s Sales Agreement with AGP in connection with the Company’s ATM Program. The termination took effect on December 29, 2022. As a result of the termination, the Company will not consummate any further sale of its common stock through the AGP Sales Agreement.

Other Share Issuances.

During the three-months ended March 31, 2021, the Company issued approximately 42,459 shares of common stock as the result of the exercise of certain outstanding warrants which generated gross proceeds of approximately $2.3 million.

During the twelve-months ended December 31, 2022, the Company issued 13,019 shares of common stock in connection with the exercise of stock options which generated gross proceeds of $363,139.

Preferred Stock

Issuance of Series A Convertible Preferred Stock Financing

On May 10, 2017, we entered into a securities purchase agreement with three accredited investors, to purchase up to $3,000,000 of Series A Convertible Preferred Stock (the “Series A Preferred Stock Financing”). The sale of the Preferred Stock took place in two separate closings and at the first closing which occurred on May 10, 2017, we received gross proceeds of approximately $1,302,000. The second closing occurred on July 25, 2017 and we received gross proceeds of approximately $1,698,000, which was the balance of the Preferred Stock Financing. The full $3,000,000 of Preferred Stock, and after giving effect to the reverse stock splits and the previous conversions of 6,583,000 shares of Series A Preferred Stock into 10,972 shares of the Company’s common stock, is convertible into 9,029 shares of our common stock, based on a fixed conversion price of $150.00 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of approximately 7,702 shares of common stock at the first closing and we issued an aggregate of approximately 10,040 shares of common stock at the second closing. The warrants have a term of seven years from the date of issuance are non-exercisable until 6 months after issuance, have an exercise price of $186.00 per share. Proceeds from the Series A Preferred Stock Financing (including the exercise of any warrants for cash) will be used for general corporate purposes, including working capital.

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

The full $3,300,000 of Series B Convertible Preferred Stock, and after giving effect to the reverse stock splits and the previous conversion of 2,550,000 shares of Series B Preferred Stock into 8,500 shares of the Company’s common stock, is convertible into 13,500 shares of our common stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $150.00 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of approximately 17,742 shares of Common Stock. The warrants have a term of seven years from the date of issuance, and are non-exercisable until six (6) months after issuance, and after giving effect to the reverse stock split, have an exercise price of $186.00 per share.

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

The Series C Non-Voting, Non- Convertible Preferred Stock and Redemption

During the three-months ended March 31, 2021, the Company provided a notice of redemption, to the holder of the Company’s Series C Preferred Stock to redeem all outstanding Series C Preferred Stock (which included the dividend of 26.697 shares paid on January 28, 2021 and any accrued dividends due through the redemption date of March 13, 2021). The Series C Preferred Stock redemption amount of approximately $5.6 million was paid on March 15, 2021 and all outstanding shares of Series C Preferred Stock were cancelled.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2022 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$186.00	5,135	5,135	5/10/2024
$186.00	6,694	6,694	7/25/2024
$186.00	10,888	10,888	11/8/2024
$120.00	15,000	15,000	4/10/2023
$54.00	32,033	32,033	3/25/2024
$60.00	52,911	52,911	7/17/2025
$75.00	153,334	153,334	5/1/2025
	275,995	275,995

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

8. Stock Compensation Plan

On February 25, 2022, the Company held its reconvened 2020 Annual Meeting. At the reconvened 2020 Annual Meeting, the shareholders of the Company approved and ratified the Company’s 2021 Equity Incentive Plan (the “2021 Incentive Plan”) which is a successor to the 2012 Incentive Plan. The 2021 Incentive Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 166,667 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Incentive Plan as of immediately prior to the effective date of the 2021 Incentive Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Incentive Plan that may become available for issuance under the 2021 Incentive Plan, as such shares become available from time to time. As of December 31, 2022, an aggregate of 139,090 shares of common stock are covered by outstanding option awards and 148,455 shares of common stock are available for future awards under the 2021 Incentive Plan.

The purpose of the 2021 Incentive Plan is to advance the interests of the Company by affording certain employees and Directors of the Company and key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. The 2021 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock. Options are granted at the fair market value of the Company’s stock on the date of grant. Options can generally vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of December 31, 2022, and 2021, the Company had not awarded any stock appreciation rights under the 2021 Incentive Plan.

Recipients of stock awards under our 2021 Incentive Plan become the owner of record of the stock immediately upon grant, which may be subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock that is made to recipients who are employees, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired and reduce the shares available for issuance under the Company’s 2021 Incentive Plan.

The Company uses the Black-Scholes Pricing Option Pricing Model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2022 and 2021:

	2022	2021

Expected dividend yield	0%	0%
Weighted-average expected volatility	137-150%	146-149%
Weighted-average risk-free interest rate	1.28-3.09%	1.29-1.48%
Expected life of options	10 years	10 years

Total compensation cost related to stock options was $742,203 and $1,688,022 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $139,420 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

The following table represents stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	112,074	$57.04	7.99	$2,773
Forfeited	(22,192)	47.98	-	-
Granted	49,208	20.26	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2022	139,090	$41.49	7.85	$-
Exercisable at December 31, 2022	118,236	$45.54	6.43	$-

The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31, 2022 and 2021:

	2022	2021
Weighted average grant date fair value of stock options granted per share	$19.44	$0.99
Intrinsic value of stock options exercised	$—	$117,211
Grant date fair value of stock options that vested	$9,395	$1,775,810

9. License Agreements

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

10. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2022 and 2021 were $26,907 and $27,657 respectively.

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Current	$-	$-
Deferred	3,714,988	870,941
Valuation Allowance	(3,714,988)	(870,941)
Total provision for income taxes	$-	$-

At December 31, 2022 and 2021, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforward	$37,713,107	$36,340,873
Accrued vacation	8,751	19,454
Non-qualified stock compensation	1,119,642	1,091,576
Research & Development	2,325,391	-
Total deferred tax assets, net	41,166,891	37,451,903
Less valuation allowance	(41,166,891)	(37,451,903)
Total net deferred taxes	$-	$-

The following is a reconciliation of tax computed at the statutory federal rate to the income tax benefit in the statements of operations for the years ended December 31, 2022 and 2021:

	2022	2021
Income tax benefit computed at statutory federal rate of 21% and 21%, respectively	$(3,000,564)	$(3,299,439)
State income tax benefits, net of federal expense/benefit	(785,862)	(682,670)
Change in valuation allowance	3,714,988	870,941
Non-deductible expenses	612	2,821,537
Other	70,826	289,631
Total	$-	$-

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

Accordingly, a valuation allowance of $41,166,891 and $37,451,903 has been provided in the accompanying consolidated financial statements as of December 31, 2022 and 2021, respectively. The 2022 net change in valuation allowance related to deferred tax assets was an increase of $3,714,988 primarily relating to net operating loss carryforwards. The 2021 net change in valuation allowance related to deferred tax assets was an increase of $870,941 primarily relating to net operating loss carryforwards and a change in the effective tax rate.

At December 31, 2022, the Company has federal and state tax net operating loss carryforwards of $150,083,903. Federal and state tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but are subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. State of Pennsylvania tax net operating loss carryforwards will expire through 2036. The Company also has federal research and development tax credit carryforwards of $4,834,847. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2042 unless previously utilized.

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

For the years ended December 31, 2022 and 2021, the Company incurred $940,106 and $509,320, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida and Pennsylvania. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2020	$4,042,705
Additions based on tax positions related to the current year	509,320
Additions for return-to-provision true-up	(524,845)
Balance as of December 31, 2021	$4,027,180
Additions based on tax positions related to the current year	940,106
Reductions for the tax positions of prior years	(115,396)
Expired Tax Credits due to 10-year life	(17,043)
Balance as of December 31, 2022	$4,834,847

Included in the balance at December 31, 2022 and 2021, are $4,834,847 and $4,027,180, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2022 and 2021 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

12. Commitments and Contingencies

Additional Consideration−Noachis Terra Inc.(“NTI”) Acquisition.

In connection with the Company’s acquisition of NTI, the Company is obligated to pay the former sole shareholder of NTI contingent consideration based upon the exercise of certain of the Company’s outstanding warrants as follows: (i) twenty percent (20%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $45.00 and $54.00 and (ii) forty-five percent (45%) of the cash proceeds received by the Company upon exercise of the Company’s warrants carrying an exercise price of $60.00, in each case, for so long as the warrants remain outstanding. The Company’s previously issued warrants carrying an exercise price of $45.00 have expired by their terms. As a result, no additional consideration will be due to the former sole shareholder of NTI relating to these warrants.

During the three months ended March 31, 2021, approximately 41,210 warrants were exercised as follows: (i) approximately 6,000 shares at an exercise price of $60.00 per share and (ii) approximately 35,210 at an exercise price of $54.00 per share. See Note 7. Shareholders’ Equity.

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

Leases

Lab Facility-Alachua. The Company’s Alachua facility is being leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments range from $9,641 per month to $10,851 per month. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. Total rental expense for the Alachua facility during the year ended December 31, 2022 was approximately $166,000. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for thirty-six months commencing on March 1, 2017. Lease payments range from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2020. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. Under the amended lease agreement, the rental payments range from $4,524 per month to $4,800 per month. Total rent expense under this lease was approximately $65,000 for the year ended December 31, 2022.

In August of 2022, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space is for twelve months commencing on March 1, 2023. Lease payments are $4,944 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2024.

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Weighted Average Remaining Lease Term In Years
Operating leases	1.72	2.45

Weighted Average Discount Rate
Operating leases	5.78%	5.70%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2023	219,093
2024	156,605
2025	-
Total	$375,698
Less: Imputed interest	(18,812)
Present value of lease liabilities	$356,886

The cost component of operating leases is as follows:

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Operating lease cost	$229,312	$228,231
Short-term lease cost	-	1,036
Total lease cost	$229,312	$229,267

Supplemental cash flow information related to operating leases is as follows:

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(235,775)	$(227,753)

13. Subsequent Events

Reverse Split

On December 23, 2022, the Company announced a reverse split of its common stock, $0.001 par value, at a ratio of one for sixty, which became effective January 20, 2023 (the “Effective Date”). The Company’s common stock began trading on a split-adjusted basis on January 23, 2023 under the existing trading symbol “OGEN”.

As a result of the reverse split, each 60 pre-split shares of common stock outstanding were automatically combined into one new share of common stock without any action on the part of the holders, and the number of outstanding common shares was reduced from approximately 117 million shares to approximately 2.0 million shares. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. In addition, the Company also announced that the authorized common stock of the Company was decreased from 250 million to approximately 4.16 million shares. The authorized preferred stock remains at 50,000,000 shares. The common stock issued pursuant to the reverse stock split will remain fully paid and non-assessable. The reverse stock split did not affect the par value of the common stock.

NYSE Listing Compliance

On February 3, 2023, the Company regained compliance with the NYSE American continued listing standards. Specifically, the Company resolved the continued listing deficiency with respect to its low selling price as described in Section 1003(f)(v) of the NYSE American Company Guide.

At The Market Offering

On February 24, 2023 the Company filed a Form 8-K with the Securities and Exchange Commission that it had entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc (the “Agent”), pursuant to which the Company may issue, and sell, from time to time shares of its common stock (the “Shares”) with the Agent acting as the sales agent or principal. The Company has no obligation to sell any of the Shares, any sales of the Shares under the Sales Agreement will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269225). As part of the Sales Agreement the Company agreed to pay the Agent certain commissions and to reimburse the Agent for certain fees and expenses not to exceed an amount of $75,000.

Commercial License Agreement

On February 23, 2023, the Company announced that it entered into a Commercial License Agreement with Inspirevax, Inc. In consideration of the Company agreed to pay a fee upon signing of $50,000. The Company also agreed to make certain milestone payments and to pay royalties. The Company filed a Form 8-K with the Securities and Exchange Commission on March 1, 2023 announcing the agreement and the terms of the agreement.

New Chief Financial Officer

On March 8, 2023, the Company announced that the Board of Directors approved the appointment of Janet Huffman as the Company’s new Chief Financial Officer. The terms of Ms. Huffman’s employment agreement and compensation were included in Form 8-K filed with the Securities and Exchange Commission on March 8, 2023.

Signature Bank Failure

On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation (the “FDIC”) was named Receiver. The FDIC has secured the funds for the Signature Bank customers for cash balances greater than the insured amount. The Company used Signature Bank as its financial institution; however, it did not encounter any loss of cash or assets as a result of the Signature Bank failure. On March 20, 2023 the Company opened new accounts with BMO Harris Bank and in April of 2022 has transferred most cash balances from Signature Bank to BMO Bank.

Non-reliance of Financial Statements

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

As a result, the Company determined that the unaudited consolidated financial statements for the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q should be restated, and the Company should file an amendment to the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q with the SEC. All such amendments were filed with the SEC on April 14, 2023.

Private Placement Warrants

The Company had 15,000 shares reserved for private placement warrants, and on April 10, 2023, those warrants expired. None of those warrants were exercised.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

4.1	Specimen Stock Certificate	8-K	001-32188	4.1	1/23/23

4.2	Amended and Restated Warrant Form	8-K	001-32188	4.1	8/1/17

4.3	Form of Common Stock Warrant	8-K	001-32118	4.1	11/9/17

4.4	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.5	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.6	Warrant Agency Agreement	8-K	001-32188	4.2	7/17/18

4.7	Form of Series 2 Warrant	8-K	001-32188	4.2	3/25/19

4.8	Warrant dated May 1, 2020	8-K	001-32188	4.1	5/4/20

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

118

10.2	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.3	Second Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated June 7, 2019 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.15	3/4/20

10.4	Non-exclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases, an institute within the National Institutes of Health.*	10-Q	001-32188	10.2	8/14/20

10.5	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.6	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.7	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.8	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.9	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.10	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.11	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.12	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.13	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.14	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.15	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.16	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	10-K	001-32188	10.23	3/4/20

10.17	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.19	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

10.20	Executive Employment Agreement between the Company and Kimberly Murphy dated effective June 23, 2022. +	8-K	001-32188	10.1	6/23/22

10.21	Executive Employment Agreement between the Company and Janet Huffman dated effective March 8, 2023. +	8-K			3/8/23

10.22	2021 Equity Incentive Plan+	8-K	001-3288	10.1	2/28/22

10.23	Form Stock Option Award Agreement (Directors)+	8-K	001-3288	10.2	2/28/22

119

10.24	Form Stock Option Award Agreement (Employees)+	8-K	001-3288	10.3	2/28/22

10.25	Form Stock Option Award Agreement (Consultants)+	8-K	001-3288	10.4	2/28/22

21.1	Subsidiaries of Registrant	10-K	001-3288	21.1	3/24/22

23.1	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

120