Form 10-Q
period 2023-03-31
ORAGENICS INC
filed 2023-05-12
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 9, 2023, there were 2,024,657 shares of Common Stock, $.001 par value, outstanding.

Note Regarding Reverse Stock Splits

We filed an amendment to our Amended and Restated Articles of Incorporation with the Secretary of the State of Florida to effect a reverse split of our authorized and outstanding common stock at a ratio of one for sixty (60) effective January 20, 2023. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

Note Regarding Prior Period Restatements

On April 4, 2023, the Company’s management and Audit Committee of the Company’s Board of Directors concluded that the unaudited consolidated financial statements for the three-month period ended March 31, 2022 should be restated and should no longer be relied upon. Management reviewed the terms and conditions of the Company’s contracts and the payments and concluded that during the three-month period ending March 31, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors and determined that the unaudited consolidated financial statements originally reported for the three-month period ended March 31, 2022 classified as research and development expense on the unaudited consolidated statement of operations should have been classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

On April 14, 2023 the Company filed an amendment to the Quarterly Report (“Amendment 1”) on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 13, 2022 (the “Original Form 10-Q”). Amendment 1 was filed for the sole purpose of restating certain financial statements included in the Original Form 10-Q. When referencing prior period comparisons for the three-month period ended March 31, 2022 in this Form 10-Q for the three-month period ended March 31, 2023 the financial information reflects the restated financials as reported in Amendment 1.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,158,340	$11,426,785
Prepaid expenses and other current assets	2,544,713	2,844,798
Total current assets	11,703,053	14,271,583
Property and equipment, net	109,759	121,062
Deposit	17,940	17,940
Operating lease right-of-use assets	298,724	347,440
Total assets	$12,129,476	$14,758,025
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,470,505	$1,124,197
Short-term notes payable	107,890	267,640
Operating lease liabilities	202,187	204,447
Total current liabilities	1,780,582	1,596,284

Long-term liabilities
Operating lease liabilities	104,463	152,439
Total long-term liabilities	104,463	152,439

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000 and 5,417,000 Series A shares, 4,050,000 and 4,050,000 Series B shares, -0- and -0- Series C shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,592,723	1,592,723
Common stock, $0.001 par value; 4,166,666 shares authorized 2,024,657 and 2,024,657 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,025	2,025
Additional paid-in capital	197,057,037	196,977,071
Accumulated deficit	(188,407,354)	(185,562,517)
Total shareholders’ equity	10,244,431	13,009,302
Total liabilities and shareholders’ equity	$12,129,476	$14,758,025

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022 As Restated
Grant revenue	$17,024	$15,083

Operating expenses:
Research and development	1,672,576	3,293,661
General and administrative	1,249,263	1,331,549
Total operating expenses	2,921,839	4,625,210
Loss from operations	(2,904,815)	(4,610,127)
Other income (expense):
Interest income	62,201	11,906
Interest expense	(3,347)	(3,246)
Local business tax	—	(490)
Miscellaneous income	1,124	10,964
Total other income, net	59,978	19,134
Loss before income taxes	(2,844,837)	(4,590,993)
Income tax benefit	—	—
Net loss	$(2,844,837)	$(4,590,993)
Basic and diluted net loss per share	$(1.41)	$(2.29)
Shares used to compute basic and diluted net loss per share	2,024,766	2,002,946

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302
Compensation expense relating to option issuances	—	—	—	—	79,966	—	79,966
Net loss	—	—	—	—	—	(2,844,837)	(2,844,837)
Balances at March 31, 2023	2,024,657	$2,025	9,467,000	$1,592,723	$197,057,037	$(188,407,354)	$10,244,431

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	2,002,946	$2,003	16,017,000	$2,656,713	$195,101,611	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(4,590,993)	(4,590,993)
Balances at March 31, 2022 As Restated	2,002,946	$2,003	16,017,000	$2,656,713	$195,191,858	$(175,865,121)	$21,985,453

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022 As Restated
Cash flows from operating activities:
Net loss	$(2,844,837)	$(4,590,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,303	8,468
Gain on sale of property and equipment	—	(10,964)
Stock-based compensation expense	79,966	90,247
Changes in operating assets and liabilities:
Other receivables	—	6,987
Prepaid expenses and other current assets	300,085	(1,287,175)
Operating Lease Right of Use Assets	48,716	45,921
Accounts payable and accrued expenses	346,309	147,884
Change in Operating Lease Liabilities	(50,237)	(47,327)
Net cash used in operating activities	(2,108,695)	(5,636,952)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	12,000
Purchase of property and equipment	—	(87,047)
Net cash used in investing activities	—	(75,047)
Cash flows from financing activities:
Payments on short-term notes payable	(159,750)	(181,241)
Net cash provided by (used in) financing activities	(159,750)	(181,241)
Net increase (decrease) in cash and cash equivalents	(2,268,445)	(5,893,240)
Cash and cash equivalents at beginning of period	11,426,785	27,265,703
Cash and cash equivalents at end of period	$9,158,340	$21,372,463
Supplemental disclosure of cash flow information:
Interest paid	$3,347	$3,246

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

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2023 and December 31, 2022 (audited) and three months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2023, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023, or any future period.

Prior Period Restatements

On April 4, 2023 the Company’s management and Audit Committee of the Company’s Board of Directors concluded that the unaudited consolidated financial statements for the three-month period ended March 31, 2022 should be restated and should no longer be relied upon. Management reviewed the terms and conditions of the Company’s contracts and the payments and concluded that during the three-month period ending March 31, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors; and determined that the unaudited consolidated financial statements originally reported for the three-month period ended March 31, 2022 classified as research and development expense on the unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

On April 14, 2023 the Company filed Amendment 1 on Form 10-Q/A with the SEC. Amendment 1 was filed for the sole purpose of restating certain financial statements included in the Original Form 10-Q. When referencing prior period comparisons for the three-month period ended March 31, 2022 in this Form 10-Q for the three-month period ended March 31, 2023 the financial information reflects the restated financials as reported in Amendment 1.

Going Concern Consideration

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $2,844,837 and used cash of $2,108,695 in its operating activities during the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $188,407,354.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at March 31, 2023 will be sufficient to meet the business objectives as presently structured through the fourth quarter of 2023. As such, there is substantial doubt that we can continue as a going concern beyond that date.

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three months ended March 31, 2023, that have had, or are expected to have, a material impact on our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The principal area of estimation reflected in the consolidated financial statements are estimates for research and development expenses and related prepaid and accrued expenses, which are based on the percentage of completion of the Company’s contracts with Contract Research Organizations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments to the Consolidated Balance Sheet and Statement of Cash Flows for the three-month period ended March 31, 2022 were as follows:

●	Deposits of $17,940 were reclassified from Prepaid expenses and other current assets to Other assets.
●	Changes in Operating Lease Right of Use Assets of $45,921 was reclassified from Accounts Payable and Accrued Expenses

●	Changes in Operating Lease Liabilities of ($47,327) was reclassified from Accounts Payable and Accrued Expenses

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes Option Pricing Model. Stock-based compensation awards issued to non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, or warrants do not vest at the grant date they are subject to forfeiture.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2023, the uninsured portion of this balance was $8,908,340. As of December 31, 2022, the uninsured portion of this balance was $11,176,785.

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

4. Property and Equipment, net

Property and equipment, net consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Furniture and fixtures		$20,742		$20,742
Laboratory equipment		676,744		676,744
Leasehold improvements		487,871		487,871
Office and computer equipment		298,944		298,944
	1,484,301		1,484,301
Accumulated depreciation and amortization		(1,374,542)		(1,363,239)
Property and equipment, net		$109,759		$121,062

Depreciation and amortization expense for the three months ended March 31, 2023 and March 31, 2022 was $11,303 and $8,468 respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts payable trade	$939,013	$246,690
Accrued Expense	488,372	812,861
Professional fees	-	31,101
Vacation	43,120	33,545
Total accounts payable and accrued expenses	$1,470,505	$1,124,197

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Directors’ and officers’ liability insurance financing of $528,429 and $600,169 due in monthly installments of $54,366 and $61,496 including principal and interest at 6.24% and 5.34% through May 24, 2023 and May 24, 2022, respectively	$107,890	$267,640

The Company also maintains a product liability insurance policy which has been renewed in subsequent periods without premium financing.

7. Prepaid Expense and Other Current Assets

Schedule of Prepaid Expense and Other Current Assets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Prepaid Research and Development Expense	2,256,983	2,471,809
Prepaid Insurance	212,730	372,989
Prepaid Financing costs	75,000	-
Total	2,544,713	2,844,798

As of March 31, 2023 and December 31, 2022, the Company had $2,544,713 and $2,844,798 in prepaid expenses, respectively. The balance at March 31, 2023 reflects approximately $2.3 million of prepaid expense to third-party vendors for research and development to be completed, $0.08 million of prepaid financing costs related to the Company’s At-The-Market Program and approximately $0.2 million in prepaid insurance.

8. Shareholders’ Equity

Common Stock

Approval of a Reverse Stock Split

On December 22, 2022, the Board of Directors approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of one for sixty. The Company’s common stock began trading on a split-adjusted basis on January 23, 2023. All references to common stock for the comparative three-month period ended March 31, 2022, have been adjusted to reflect the effect of the reverse split.

Shares issued under At-The-Market (“ATM”) program

For the three-month periods ended March 31, 2022 and 2023 the Company did not issue any shares of common stock under its ATM program.

During the six- and nine- month periods ending June 30, 2022 and September 30, 2022 the Company did not issue any shares of common stock under its ATM program. During the three-month period ended December 31, 2022, the Company issued 6,544 shares of common stock under its ATM Program which generated gross proceeds of approximately $72,000, The Company intends to use the net proceeds of the offering primarily to continue funding its pre-clinical development of its SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and its lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

On December 19, 2022, the Company sent written notice of termination to A.G.P./Alliance Global Partners (“AGP”), pursuant to the terms of the Company’s Sales Agreement with AGP in connection with the Company’s ATM Program. The termination took effect on December 29, 2022. As a result of the termination, the Company will not, and during the three months ended March 31, 2023 did not, consummate any further sale of its common stock through the AGP Sales Agreement.

On February 24, 2023 the Company entered into an ATM with Ladenburg Thalmann & Co. Inc (“Ladenburg”) to sell shares of its common stock. The Company intends to use the proceeds from the ATM to continue funding its pre-clinical development of its SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1 and its lantibiotics program and for the general corporate purposes, including capital expenditures, working capital, and research and development activities.

Other Share Issuances

During the three-month periods ended March 31, 2022 and 2023 the Company issued no additional shares of common stock.

During the three-month period ended September 30, 2022 the holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock into an aggregate of approximately 15,000 shares of commons stock.

During the twelve-months ended December 31, 2022, the Company issued 13,019 shares of common stock in connection with the exercise of stock options which generated gross proceeds of $363,139.

Preferred Stock

Issuance of Series A Convertible Preferred Stock Financing

 In May of 2017 we entered into a securities purchase agreement to sell up to $3 million of Series A Convertible Preferred Stock. The full $3 million of Preferred Stock, after giving effect to the reverse stock splits and previous conversions, is convertible into 9,029 shares of our common stock based on a fixed conversion price of $150.00 per share on an as-converted basis. In addition, and after giving effect to the reverse stock split, we issued warrants to purchase an aggregate of approximately 17,742 shares of common stock. The warrants have a term of seven years from the date of issuance and have an exercise price of $186.00 per share. Proceeds from the Series A Preferred Stock and any cash proceeds from the exercise of any warrants will be used for general corporate purposes, including working capital.

The Series A Preferred Stock also includes certain demand registration rights, piggyback registration rights and liquidation preference rights. On May 10, 2017, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Florida. Except as otherwise required by law, as long as any shares of Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of Series A Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of Series A Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series A Preferred Stock is classified as permanent equity.

The Series B Non-Voting, Convertible Preferred Stock Financing

On November 8, 2017, we completed a private placement of $3.3 million of Series B Non-Voting, Convertible Preferred Stock (the “Series B Convertible Preferred Stock”).

The full $3.3 million of Series B Convertible Preferred Stock, and after giving effect to the reverse stock splits and the previous conversions, is convertible into 13,500 shares of our common stock, based on a conversion of one share of Series B Preferred Stock into two shares of Common Stock. The purchase price per share of the Series B Preferred Stock is represented by $150.00 per share of the Common Stock on an as converted basis. In addition, and after giving effect to the reverse stock split, we issued to the investors in the private placement accompanying common stock purchase warrants to purchase an aggregate of approximately 17,742 shares of Common Stock. The warrants have a term of seven years from the date of issuance, and after giving effect to the reverse stock split, have an exercise price of $186.00 per share.

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

9. Warrants

The Company’s outstanding and exercisable warrants as of March 31, 2023 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$120.00	15,000	15,000	4/10/2023
$54.00	32,033	32,033	3/25/2024
$186.00	5,135	5,135	5/10/2024
$186.00	6,694	6,694	7/25/2024
$186.00	10,888	10,888	11/8/2024
$75.00	153,334	153,334	5/1/2025
$60.00	52,911	52,911	7/17/2025
	275,995	275,995

All outstanding warrants are classified as equity on the Company’s Consolidated Balance Sheets.

10. Stock Compensation Plan

On February 25, 2022, the Company held its 2020 Annual Meeting. At the 2020 Annual Meeting, the shareholders of the Company approved and ratified the Company’s 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which is a successor to the 2012 Incentive Plan. The 2021 Incentive Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 166,667 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Incentive Plan as of immediately prior to the effective date of the 2021 Incentive Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Incentive Plan that may become available for issuance under the 2021 Incentive Plan, as such shares become available from time to time. As of December 31, 2022, an aggregate of 139,091 shares of common stock are covered by outstanding option awards and 148,455 shares of common stock are available for future awards under the 2021 Incentive Plan.

Options are granted at the fair market value of the Company’s stock on the date of grant. Options can vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of March 31, 2023 and December 31, 2022, the Company did not award any stock appreciation rights under the 2021 Incentive Plan.

Total compensation cost related to stock options was approximately $79,966 and $90,247 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $182,475 of   unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

During the three-months ended March 31, 2023, the Company granted 7,000 stock options to the Chief Financial Officer as an onboarding award. The fair value of this award was $3.92 per share of common stock. This fair value was determined using the Black Scholes Option Pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes Option Pricing model were as follows for stock options granted in the three-month period ended March 31, 2023:

Three-months ended March 31, 2023
Risk free interest rate	4.0%
Expected volatility of common stock	143.0%
Dividend yield	0.0%
Expected life of options	10 years

11. License Agreements

Inspirevax License

On February 23, 2023, the Company entered into a Commercial License Agreement (the “License Agreement”) with Inspirevax Inc. (“Inspirevax”) pursuant to which Inspirevax granted the Company an exclusive worldwide license to use Inspirevax’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of Inspirevax (the “Inspirevax Technologies”) relating to its novel lipid-protein based intranasal adjuvants, to make, research, and develop an intra-nasal vaccine in combination with an antigen (“Combination Product”) to be used in an intranasal vaccine for use against diseases caused by coronaviruses and any genetic variants thereof to be sold by us. The Company agreed to pay in consideration for the License Agreement an upfront signing fee and to certain milestone payment obligations.

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

NRC License

On July 26, 2021, the Company entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC grants to the Company a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on behalf of the Company to be used and sold, worldwide, by the Company. The License Agreement was subsequently amended to include the Delta and Omicron variants. In addition, the Company subsequently amended the License Agreement to broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof. Additional amendments to the License Agreement removed certain protocols and reagents from the License Agreement, and included amendments to remove any license fees owed by the Company to the NRC related to the returned protocols and reagents.

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

During the three months ended March 31, 2021, 41,210 warrants were exercised as follows: (i) 6,000 shares at an exercise price of $60.00 per share and (ii) 35,210 at an exercise price of $54.00 per share.

As of the three-month period ended March 31, 2023, there are 32,033 warrants outstanding carrying an exercise price of $54.00 that expire on March 25, 2024.

Inspirevax License

As consideration for the License Agreement with Inspirevax the Company will be subject to certain milestone payments related to various events including but not limited to: (a) the Company’s decision for an appropriate nasal spray device, (b) phase 2a and 2b/3 clinical trials and patient participation, (c) certain license applications submitted to the FDA; (d) certain filing events for marketing authorizations out of the United States; and (e) certain metrics for sales within the United States, Europe and other countries or regions. Additionally, the Company is required to pay to Inspirevax certain royalties based upon net sales and subject to revenue limitations at which time the royalty amount will decrease. The amount of the milestone obligations could range from $0.1 million to $7.25 million; the Company evaluates the likelihood of triggering any milestone obligations and records the liabilities on consolidated financial statements as they are incurred.

Unless terminated earlier, the License Agreement will terminate the later of (i) twenty (20) years from the first commercial sale of a product, (ii) the last date a product is covered by a valid patent claim, or (iii) the expiration of regulatory exclusivity. The Company may terminate the License Agreement, by giving thirty (30) days written notice to Inspirevax. Either party may terminate, if the other party defaults or is in breach of the License Agreement, provided that if the defaulting party cures the breach within sixty (60) days after the notice is given, the License Agreement shall continue in full force and effect. The License Agreement contains customary confidentiality obligations.

NIH License

Under the terms of the NIH License Agreement, the NIAID is entitled to receive lump sum nonrefundable minimum annual royalties, which increase in the year after the first commercial sale of any Licensed Products or the practice of any Licensed Processes, as well as lump sum benchmark royalties following our completion of certain commercial development and sales-related benchmarks. The NIH is entitled to receive earned royalties on the annual net sales of Licensed Products and the practice of any Licensed Processes (subject to certain reductions), at certain low- to mid-single digit royalty rates, which rates vary based on the total amount of annual net sales and the geographic market in which those sales occur. We must provide regular written reports to the NIAID on the development status of and royalty payments relating to the Licensed Products and the Licensed Processes.

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

NRC License

As consideration for the grant of the NRC license, the Company will pay to the NRC an annual (low five digits) license fee, with the initial portion of the fee covering the first three years of the license (already paid). Additionally, we will pay certain milestone payments (a) upon transfer of each Stable Cell listed in the Agreement and (b) with regard to each of the first three Products, (i) upon submission of the Investigational New Drug application (IND) related thereto, (ii) upon dosing the first patient in a Phase 1 or Phase 2 clinical trial, (iii) upon dosing the first patient in a Phase 3 clinical trial and (iv) upon first regulatory approval. Milestone payments range from the low five digits to high six digits. In addition, Oragenics will pay a low single-digit royalty to the NRC for the sale of Products, based on sales revenue, commencing after the first commercial sale.

Pursuant to the License Agreement, the NRC is required to bear the responsibility and pay the costs to obtain and maintain patents related to the NRC Technologies in certain countries, additional countries may be requested by us at our expense. In addition, the Company is required to provide certain indemnifications to the NRC and its employees.

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

13. Leases

Lab Facility-Alachua. The Company began leasing this office location from a real estate developer for a term of five years beginning in December 2014. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. Total rental expense for the Alachua facility during the three-months ended March 31, 2023 was approximately $41,426. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space was thirty-six months commencing on March 1, 2017. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. In August of 2022, the Company entered into an amendment for the leased office space for twelve months commencing on March 1, 2023. Lease payments are $4,944 per month inclusive of insurance, taxes and utilities. The lease expires on February 29, 2024. Total rent expense under this lease was approximately $16,700 for the three-months ended March 31, 2023.

	For the Three Months Ended March 31, 2023	For the Twelve Months Ended December 31, 2022
Weighted Average Remaining Lease Term In Years
Operating leases	1.46	1.72

Weighted Average Discount Rate
Operating leases	5.70%	5.78%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2023	164,535
2024	156,605
2025	-
Total	$321,140
Less: effect of discounting	(14,491)
Present value of lease liabilities	$306,649

The cost component of operating leases is as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating lease cost	$57,755	$57,129
Short-term lease cost	-	1,634
Total lease cost	$57,755	$58,763

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(59,274)	$(58,535)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 17, 2023.

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

Our SARS-CoV-2 Vaccine Product Candidate - NT-CoV2-1

Following our May 2020 acquisition of one hundred percent (100%) of the total issued and outstanding common stock of NTI we are focused on the development and commercialization of a vaccine product candidate to provide long-lasting immunity from SARS-CoV-2, which causes COVID-19. NTI is a party to a worldwide, nonexclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute within the National Institutes of Health (“NIH”), relating to certain research, patent applications and biological materials involving pre-fusion stabilized coronavirus spike proteins and their use in the development and commercialization of a vaccine to provide specific, long lasting immunity from SARS-CoV-2. Since the acquisition we have conducted testing in animal models, including SARS-CoV-2 challenge studies in hamsters, using specific formulations for intramuscular administration (our Terra CoV-2 vaccine candidate) and intranasal administration (our NT-CoV2-1 vaccine candidate), both based on the NIAID pre-fusion stabilized spike protein antigens. Following consideration of a number of factors, including but not limited to the competitive landscape, we determined to bring the intranasal vaccine candidate NT-CoV2-1, into further development due to the greater differentiation versus current COVID-19 vaccines and the potential benefits of intranasal over intramuscular administration. We believe these benefits could include a higher reduction of transmission of SARS-CoV-2 and would offer a needle-free delivery option. We therefore are currently focusing our development efforts on our more highly differentiated NT-CoV2-1 vaccine candidate.

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

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2, which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). In late April of 2023, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 763 million and the number of deaths directly attributed to COVID-19 have exceeded 6.9 million. Pfizer/BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. The Janssen vaccine is currently available in the United States under Emergency Use Authorizations (“EUA”) by the FDA. In July 2022, the FDA granted EUA for the Novavax COVID-19 vaccine as well. Available vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals, but the transmission levels even in vaccinated individuals has allowed SARS-CoV-2 variants to continue to circulate. We believe given the size of the worldwide spread of COVID-19 that even with additional vaccines available, there will be demand for the highly differentiated NT-CoV2-1 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license and with our NRC license and our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health issue. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this issue.

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

On February 23, 2023, we entered into a Commercial License Agreement with Inspirevax, Inc. for its novel intranasal mucosal adjuvant, BDX301, for the development of NT-CoV2-1, our lead intranasal COVID-19 vaccine candidate. Under the exclusive licensing agreement, we are required to use our best efforts to develop NT-CoV2-1 with Inspirevax’s novel BDX301 intranasal mucosal adjuvant. We have also formed a Joint Development Committee (JDC) with Inspirevax comprising representatives of both companies to oversee the development efforts. We will be subject to clinical, regulatory and commercial milestone payments, as well as tiered royalty payments. Additionally, the agreement provides a certain period of time for the companies to expand their focus to pursue the development of additional intranasal vaccine candidates using Inspirevax’s adjuvants.

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

The timing of the filing of an IND regarding any future lantibiotic candidate is subject to our having sufficient available human, material and financing capital, which includes research subjects, both animal and human, given all of our anticipated needs and expected requirements in connection with our ongoing research and development initiatives. Based upon the current funding we expect to reduce our focus on the identification of new potential product lantibiotic candidates, efficient and cost-effective improvements in the manufacturing processes and pre-clinical studies required to support a first in human Phase 1 clinical study until such time as we raise additional capital.

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

On March 14, 2023, we announced favorable findings from third party laboratory testing of several compounds in our lantibiotics platform to combat multiple pathogens despite the resistance of those pathogens to standard-of-care antibiotics. Lantibiotics are a novel class of antibiotics with the potential to treat serious, life-threatening infections. Through its platform, Oragenics has created more than 700 potential lantibiotic structures. Our lantibiotics platform is focused on the development of new antibiotics effective against certain pathogens including Enterococcus faecium (VRE) and Staphylococcus aureus (MRSA). This preclinical testing was conducted through our collaboration with Linnaeus Bioscience Inc. Testing by Linnaeus Bioscience demonstrated that the MRSA and VRE pathogen strains and clinical isolates remained sensitive to several of our lantibiotic structures analyzed despite their resistance to so-called drugs of last resort such as oxacillin, methicillin, vancomycin and/or daptomycin. More than 2.8 million antibiotic-resistant infections occur in the U.S. each year, and more than 35,000 people die as a result. The results of our work with Linnaeus Bioscience advance our long-term mission to become a provider of treatments for infectious diseases. We remain committed to fighting infectious diseases through the development of our lantibiotics pipeline against MRSA and VRE pathogens.

Product Candidates.

Through our wholly-owned subsidiary, NTI, we began the research and development stage for our new Terra CoV-2 and NT-CoV2-1 vaccine product candidates. We hold a nonexclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2. We also hold a non-exclusive license with the NRC that enables us to pursue the rapid development of next-generation vaccines against the SARS-CoV-2 (the “NIH License”) virus and its variants (the “NRC License” and together with the NIH License the “License Agreements”).

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

Our research and development expenses can be divided into (i) clinical research, and (ii) nonclinical research and development activities. Clinical research costs consist of clinical trials, manufacturing services, regulatory activities all of which are largely provided by third parties. Nonclinical research and development costs consist of our research activities, research activities provided by third parties, our own nonclinical studies, nonclinical studies provided by third parties, the acquisition of in process research and development, related personnel costs and laboratory supplies, and other costs such as rent, utilities, depreciation and stock-based compensation and research expenses we incur associated with the development of our product candidates. While we are currently focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of our product candidates, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future partnerships, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans, research expenses and capital requirements.

Our research and development expenses were $1,672,576 and $3,293,661 for the three months ended March 31, 2023 and March 31, 2022, respectively. Our research and development costs are tracked by our COVID vaccine program and our lantibiotics program.

Our current product development strategy contemplates continued research and development expenses in the future as we further the advancement of our product development programs for our vaccine and lantibiotic product candidates, with greater near-term emphasis on our vaccine product candidate. Continued research and development expense is subject to available capital and our ability to raise the additional required capital. The lengthy process of completing pre-clinical studies, clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing pre-clinical studies, clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA or the regulatory authority in other jurisdictions where we may seek approval.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts. While we have some control under our Lantibiotic program and the License Agreements as to the planning and timing of our research and development and therefore the timing of when expenditures may be incurred for various phases of agreed upon projects, actual expenditures can vary from period to period. Subject to available capital, overall research and development expenses could increase as a result of our vaccine product candidate. Our research and development projects are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies.

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

We are aware that certain general and administrative expenses could increase for, among others, the following reasons:

●	the efforts we undertake from, time to time, to raise additional capital; and

●	consulting, legal, accounting and investor relations costs associated with being a public company.

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

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or, could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception, as well as the recent acquisition of NTI, which may result in a change in ownership as defined by IRC Section 382, or could result in a change in control in the future. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Grant revenue. Grant revenue was $17,024 for the three months ended March 31, 2023 compared to $15,083 for the three months ended March 31, 2022, an increase of $1,941, or 13%. This increase was attributable to awards received for a small business innovation research grant.

Research and Development. Research and development expenses were $1,672,576 for the three months ended March 31, 2023 compared to $3,293,661 for the three months ended March 31, 2022, a decrease of $1.6 million or 49%.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	277,286	391,088

COVID Vaccine Development Expense

Clinical Research	442,549	414,949

Non-clinical research and development activities	952,741	2,487,624

Total Research and development activities	$1,672,576	$3,293,661

This decrease was primarily due to approximately $1.5 million of decreased costs associated with the COVID vaccine development program. Additionally, decreases in research and development for the development of our lantibiotic product were reflected in salaries, wages and benefits, patent costs, and other administrative overhead expenses of approximately; $63,00, $35,000, and $50,000 respectively. These decreases were partially offset by increases in supplies, repairs, rent and utilities, and depreciation expense of approximately; $7,000, $5,000, $34,000, and $2,000 respectively. The decrease in research and development expenses attributable to the vaccine development program reflect our actions toward the requisite steps to manage the timing of expenses associated with the preclinical efforts. The research and development expenses attributable to the vaccine development program related to activities necessary to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

General and Administrative. General and administrative expenses were $1,249,263 for the three months ended March 31, 2023 compared to $1,331,549 for three months ended March 31, 2022, a decrease of $0.08 million or 6% This decrease was primarily due to decreased expenses related to:

●	Public company related expenses of approximately $0.3 million,
●	Employee and non-employee related options expense of $0.1 million, and
●	Other overhead related expenses for salaries and wages, travel, insurance, and supplies of approximately $0.08 million

These expense decreases were offset by increases in:

●	Consultant expense for third party accounting support as a new Chief Financial Officer was identified of approximately $0.1 million,
●	Legal expenses related to our ATM and Reverse Stock Split in the three-month period ended March 31, 2023 of approximately $0.2 million, and
●	Increased rent expense of approximately $0.05 million

Other Income. Other income, net was $59,978 for the three months ended March 31, 2023 compared to $19,134 for the three months ended March 31, 2022, resulting in an increase of $40,844. The net change was primarily attributable to an increase in interest income of $50,295, for the three-month period ended March 31, 2023 compared to 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the three months ended March 31, 2023 and March 31, 2022 our operating activities used cash of $2,108,695, and $5,636,952, respectively. The decrease primarily resulted from our decrease in net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $9,922,471 and $12,675,299 at March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023 and March 31, 2022, our investing activities used cash of $-0- and $(75,047) respectively.

During the three months ended March 31, 2023 and March 31, 2022, our financing activities used cash of $(159,750) and $(181,241) respectively. The cash used by financing activities during the three months ended March 31, 2023, was primarily due to payments on short term notes payable related to financed insurance premiums.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain information on our outstanding shares of preferred stock:

At-the- Market (“ATM Program”)

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 356,650 shares   of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. Any Shares offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) of which $9,671,869 remained available under our Shelf Registration Statement at September 30, 2022. The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

On December 19, 2022, the Company sent written notice of termination to A.G.P./Alliance Global Partners (“AGP”), pursuant to the terms of the Company’s Sales Agreement with AGP in connection with the Company’s ATM Program. The termination took effect on December 29, 2022.

On February 24, 2023 the Company entered into an ATM with Ladenburg Thalmann & Co. Inc (“Ladenburg”) to sell shares of its common stock. The Company intends to use the proceeds from the ATM to continue funding its COVID Vaccine program and its lantibiotics program and for the general corporate purposes, including capital expenditures, working capital, and research and development activities. During the three-month period ended March 31, 2023 the Company did not issue any shares of common stock under its ATM program.

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

On July 24, 2021, we entered into a short-term note payable for $600,169 bearing interest at 5.34% to finance a portion of the directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2021 and were made evenly based on a straight-line amortization over a 10-month period with the final payment paid in May of 2022.

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

In addition, we issued warrants to purchase shares of Common Stock to the Series A holders, and (ii) shares of Common Stock to the Series B holders in connection with the Preferred Stock Financing. As of March 31, 2023, there are 11,828 and 11,720 shares of common stock held by our Series A and Series B holders respectively.

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

Future Capital Requirements

Our capital requirements for the remainder of 2023 and the first half of 2024 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our product candidate and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 1 and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents, provide us with limited liquidity. We believe our existing cash will allow us to fund our operating plan through the fourth quarter of 2023. We expect to manage the timing of our development expenditures and to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. The principal area of estimation reflected in the consolidated financial statements are estimates for research and development expenses and related prepaid and accrued expenses, which are based on the percentage of completion of the Company’s contracts with Contract Research Organizations.

In April of 2023 management reviewed the terms and conditions of the Company’s research and development contracts and the payments; and concluded that during the three-month period ended March 31, 2022, three- and six-month periods ended June 30, 2022, and the three- and nine- month periods ended September 30, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors and determined that the unaudited consolidated financial statements originally reported for the stated periods classified research and development expense on the unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

As a result, management, the Audit Committee and the Board of Directors concluded that the following financial statements should be restated and could no longer be relied upon.

i.	The Company’s unaudited consolidated financial statements for the three-months ended March 31, 2022 included in the Company’s Quarterly Report of Form 10-Q, filed with the SEC on May 13, 2022 (the “Q1 2022 10-Q”); and

ii.	The Company’s unaudited consolidated financial statements for the three- and six-months ended June 30, 2022 included in the Company’s unaudited consolidated Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (the “Q2 2022 10-Q”); and

iii.	The Company’s unaudited consolidated Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022 (the “Q3 2022 10-Q”).

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

As a result there have been changes to our critical accounting estimates related to research and development expense and initial upfront payments. For a detailed discussion of our critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended March 31, 2023 that have had or are expected to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Principal Executive Officer and President and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and President and Chief Financial Officer, to allow timely decisions regarding required disclosures.

On April 4, 2023, the Principal Executive Officer and President, Chief Financial Officer, Audit Committee, and Board of Directors concluded that the following financial statements should be restated and could no longer be relied upon.

i.	The Company’s unaudited consolidated financial statements for the three-months ended March 31, 2022 included in the Company’s Quarterly Report of Form 10-Q, filed with the SEC on May 13, 2022 (the “Q1 2022 10-Q”); and

ii.	The Company’s unaudited consolidated financial statements for the three- and six-months ended June 30, 2022 included in the Company’s unaudited consolidated Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (the “Q2 2022 10-Q”); and

iii.	The Company’s unaudited consolidated Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022 (the “Q3 2022 10-Q”).

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately and $2.8 million and $4.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and approximately $14.3 million and $15.7 million for the years ended December 31, 2022, and 2021, respectively. As of March 31, 2023, our accumulated deficit was approximately $188.4 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue and could increase the level of our overall expenses going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28//22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

10.1	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.2	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.3	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.4	NRC Technology License Amendment 4	10-Q		10.4	8/9/22
10.5	Inspirevax License Agreement*					X

10.6	Executive Employment Agreement for Ms. Huffman dated effective March 7, 2023	8-K		10.1	3/8/23

10.7	NRC Technology License Amendment 5*					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

*	Portions of the exhibits have been omitted pursuant to Item 601(b)(10)(iv).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May 2023.

ORAGENICS, INC.

BY:	/s/ Kimberly Murphy
Kimberly Murphy, President and Chief Executive Officer and Principal Executive Officer

BY:	/s/ Janet Huffman
Janet Huffman, Chief Financial Officer and Principal Accounting Officer

