Form 10-Q
period 2023-06-30
ORAGENICS INC
filed 2023-08-11
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2023, there were 2,539,385 shares of Common Stock, $0.001 par value, outstanding.

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

Note Regarding Prior Period Restatements

On April 4, 2023, the Company’s management and Audit Committee of the Company’s Board of Directors concluded that the unaudited consolidated financial statements for the three and six-month periods ended June 30, 2022 should be restated and should no longer be relied upon. Management reviewed the terms and conditions of the Company’s contracts and the payments and concluded that during the three and six-month period ending June 30, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors and determined that the unaudited consolidated financial statements originally reported for the three and six-month periods ended June 30, 2022 classified as research and development expense on the unaudited consolidated statement of operations should have been classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

On April 14, 2023 the Company filed an amendment to the Quarterly Report (“Amendment 1”) on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 13, 2022 (the “Original Form 10-Q”). Amendment 1 was filed for the sole purpose of restating certain financial statements included in the Original Form 10-Q. When referencing prior period comparisons for the three and six-month periods ended June 30, 2022 in this Form 10-Q for the three and six-month periods ended June 30, 2023 the financial information reflects the restated financials as reported in Amendment 1.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,473,822	$11,426,785
Other receivables	13,163	-
Prepaid expenses and other current assets	1,611,849	2,844,798
Total current assets	8,098,834	14,271,583
Property and equipment, net	98,456	121,062
Operating lease right-of-use assets	249,256	347,440
Deposits	17,940	17,940
Total assets	$8,464,486	$14,758,025
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$951,019	$1,124,197
Short-term notes payable	-	267,640
Operating lease liabilities - Current	190,242	204,447
Total current liabilities	1,141,261	1,596,284

Long-term liabilities:
Operating lease liabilities - Long Term	65,752	152,439
Total long-term liabilities	65,752	152,439

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000 and 5,417,000 Series A shares, 4,050,000 and 4,050,000 Series B shares, -0- and -0- Series C shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,592,723	1,592,723
Common stock, $0.001 par value; 4,166,666 shares authorized 2,024,657 and 2,024,657 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,025	2,025
Additional paid-in capital	197,120,665	196,977,071
Accumulated deficit	(191,457,940)	(185,562,517)
Total shareholders’ equity	7,257,473	13,009,302
Total liabilities and shareholders’ equity	$8,464,486	$14,758,025

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Grant revenue	$13,163	$30,391	$30,187	$45,474

Operating expenses:
Research and development	2,006,696	2,590,032	3,679,272	5,883,693
General and administrative	1,115,785	1,044,334	2,365,048	2,375,883
Local business tax	-	490	-	980
Total operating expenses	3,122,481	3,634,856	6,044,320	8,260,556
Loss from operations	(3,109,318)	(3,604,465)	(6,014,133)	(8,215,082)
Other income (expense):
Interest income	58,954	15,369	121,155	27,275
Interest expense	(843)	(816)	(4,190)	(4,062)
Miscellaneous income	621	369	1,745	11,333
Total other income, net	58,732	14,922	118,710	34,546
Loss before income taxes	(3,050,586)	(3,589,543)	(5,895,423)	(8,180,536)
Income tax benefit	—	—	—	—
Net loss	$(3,050,586)	$(3,589,543)	$(5,895,423)	$(8,180,536)
Basic and diluted net loss per share	$(1.51)	$(1.85)	$(2.91)	$(4.22)
Shares used to compute basic and diluted net loss per share	2,024,766	1,939,913	2,024,766	1,939,913

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302
Compensation expense relating to option issuances	—	—	—	—	79,966	—	79,966
Net loss	—	—	—	—	—	(2,844,837)	(2,844,837)
Balances at March 31, 2023	2,024,657	2,025	9,467,000	1,592,723	197,057,037	(188,407,354)	10,244,431
Compensation expense relating to option issuances	—	—	—	—	63,628	—	63,628
Net loss	—	—	—	—	—	(3,050,586)	(3,050,586)
Balances at June 30, 2023	2,024,657	$2,025	9,467,000	$1,592,723	$197,120,665	$(191,457,940)	$7,257,473

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	2,002,946	$2,003	16,017,000	$2,656,713	$195,101,611	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	90,247	—	90,247
Net loss	—	—	—	—	—	(4,590,993)	(4,590,993)
Balances at March 31, 2022	2,002,946	$2,003	16,017,000	$2,656,713	$195,191,858	$(175,865,121)	$21,985,453
Compensation expense relating to option issuances	—	—	—	—	278,988	—	278,988
Net loss	—	—	—	—	—	(3,589,543)	(3,589,543)
Balances at June 30, 2022	2,002,946	$2,003	16,017,000	$2,656,713	$195,470,846	$(179,454,664)	$18,674,898

See accompanying notes.

Oragenics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,895,423)	$(8,180,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,606	18,847
Gain on sale of property and equipment	-	(10,964)
Stock-based compensation expense	143,594	369,235
Changes in operating assets and liabilities:
Other receivables	(13,163)	6,987
Operating Lease Right of Use Assets	98,184	-
Prepaid expenses and other current assets	1,232,949	(1,555,350)
Deposits	-	-
Accounts payable and accrued expenses	(274,070)	332,024
Net cash used in operating activities	(4,685,323)	(9,019,757)
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	12,000
Purchase of property and equipment	-	(87,047)
Net cash used in investing activities	-	(75,047)
Cash flows from financing activities:
Payments on short-term notes payable	(267,640)	(303,416)
Net cash used in financing activities	(267,640)	(303,416)
Net decrease in cash and cash equivalents	(4,952,963)	(9,398,220)
Cash and cash equivalents at beginning of period	11,426,785	27,265,703
Cash and cash equivalents at end of period	$6,473,822	$17,867,483
Supplemental disclosure of cash flow information:
Interest paid	$3,347	$4,062

See accompanying notes.

Oragenics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (the “Company” or “we”, or “our”) is focused on the development of the NT-CoV2-1 intranasal vaccine candidate to combat the novel Severe Acute Respiratory Syndrome coronavirus (“SARS-CoV-2”) and further development of effective treatments for novel antibiotics against infectious disease.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2023, the December 31, 2022, and the three and six-months ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2023, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023, or any future period.

Prior Period Restatements

On April 4, 2023 the Company’s management and Audit Committee of the Company’s Board of Directors concluded that the unaudited consolidated financial statements for the three and six-month periods ended June 30, 2022 should be restated and should no longer be relied upon. Management reviewed the terms and conditions of the Company’s contracts and the payments and concluded that during the three and six-month periods ending June 30, 2022 amounts were paid as part of a prepayment arrangement. Management reviewed Accounting Standards Codification Topic 730 Research and Development guidance related to recording initial upfront payments to vendors; and determined that the unaudited consolidated financial statements originally reported for the three and six-month periods ended June 30, 2022 classified as research and development expense on the unaudited consolidated statement of operations that should be classified as prepaid expense on the Company’s unaudited consolidated balance sheet.

On April 14, 2023 the Company filed Amendment 1 on Form 10-Q/A with the SEC. Amendment 1 was filed for the sole purpose of restating certain financial statements included in the Original Form 10-Q. When referencing prior period comparisons for the three and six-month periods ended June 30, 2022 in this Form 10-Q the financial information reflects the restated financials as reported in Amendment 1.

Going Concern Consideration

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023. The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $5,895,423 and used cash of $4,685,323 in its operating activities during the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $191,457,940.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes the working capital at June 30, 2023 will be sufficient to meet the business objectives as presently structured only through the fourth quarter of 2023. As such, there is substantial doubt that we can continue as a going concern beyond that date. As a result, the Company has implemented certain cost-saving initiatives, including reducing our efforts and staff focused on our lantibiotics program, which are expected to negatively impact the development of our lantibiotics program. See, “Risk Factors.”

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

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the three months ended June 30, 2023, that have had, or are expected to have, a material impact on our consolidated financial statements.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments to the Consolidated Balance Sheet and Consolidated Statement of Cash Flows for the six-month period ended June 30, 2022 were as follows:

●	Deposits of $17,940 were reclassified from Prepaid Expenses and other current assets to Other Assets.
●	Changes in Operating Lease Right of Use Assets of $45,921 was reclassified from Accounts Payable and Accrued Expenses into its own account.
●	Changes in Operating Lease Liabilities of ($47,327) was reclassified from Accounts Payable and Accrued Expenses into its own account.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, and warrants are measured at their fair value on the awards’ grant date using a Black-Scholes Option Pricing Model. Stock-based compensation awards issued to all employees and non-employees for services rendered are recorded at the fair value of the stock-based payment. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided. Stock-based payment expense is recorded over the requisite service period in which the grantee provides services to us. To the extent the stock option grants, or warrants do not vest at the grant date they are subject to forfeiture.

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

Warrants

The Company used the Black-Scholes Option Pricing Model in calculating the fair value of any warrants that have been issued.

Net Loss Per Share

During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive because the Company reported a net loss for all periods presented. All references to common stock for the comparative three and six-month periods ended June 30, 2022, have been adjusted to reflect the effect of the reverse split. Net loss per share is computed using the weighted average number of shares of common stock outstanding.

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes there is a minimal credit risk on cash and cash equivalents. Cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which the Company holds its cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.

Grant Revenue

Grant revenues are derived from a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics” R41GM136034. The Company recognizes grant revenue as reimbursable grant costs are incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expenses in the accompanying consolidated statement of operations. The remainder of the grant will be recognized in July of 2023.

4. Property and Equipment, net

Property and equipment, net consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$20,742	$20,742
Laboratory equipment	676,744	676,744
Leasehold improvements	487,871	487,871
Office and computer equipment	298,944	298,944
	1,484,301	1,484,301
Accumulated depreciation and amortization	(1,385,845)	(1,363,239)
Property and equipment, net	$98,456	$121,062

Depreciation and amortization expense for the three months  ended June 30, 2023 and 2022 was $11,303 and $10,379 respectively. Depreciation and amortization expense for the six months  ended June 30, 2023 and 2022 was $22,606 and $18,847  respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts payable trade	$590,576	$246,690
Accrued Expense	334,441	812,861
Professional fees	-	31,101
Vacation	26,002	33,545
Total accounts payable and accrued expenses	$951,019	$1,124,197

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Directors’ and officers’ liability insurance financing of $528,429 and $600,169 due in monthly installments of $54,366 and $61,496 including principal and interest at 6.24% and 5.34% through May 24, 2024 and May 24, 2023, respectively	$-	$267,640

The Company’s policy renewals will be completed in subsequent periods and the Company will evaluate if premium financing is necessary at that time. The Company also maintains a product liability insurance policy which has been renewed in subsequent periods without premium financing.

7. Prepaid Expense and Other Current Assets

Schedule of Prepaid Expense and Other Current Assets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Prepaid research and expense	$1,455,456	$2,471,809
Prepaid insurance	56,393	372,989
Prepaid financing costs	75,000	-
Other prepaid costs	25,000	-
Total accounts payable and accrued expenses	$1,611,849	$2,844,798

As of June 30, 2023 and December 31, 2022, the Company had approximately $1.6 million and $2.8 million in prepaid expenses, respectively. The balance at June 30, 2023 reflects approximately $1.5 million of prepaid expense to third-party vendors for research and development to be completed.

8. Shareholders’ Equity

Common Stock

Reverse Stock Split

On December 22, 2022, the Board of Directors approved an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of our common stock by a ratio of one for sixty. The Company’s common stock began trading on a split-adjusted basis on January 23, 2023. All references to common stock for the comparative three and six-month periods ended June 30, 2022, have been adjusted to reflect the effect of the reverse split. The stock split was also reflected in the December 31, 2022 stock amounts. As a result of the reverse stock split, the Company’s common stock began trading on a split-adjusted basis on January 23, 2023.

Shares issued under At-The-Market (“ATM”) program

For the three and six-month periods ended June 30, 2022 and 2023 the Company did not issue any shares of common stock under its ATM program.

During the three-month period ended December 31, 2022, the Company issued 6,544 shares of common stock under its ATM Program which generated gross proceeds of approximately $72,000, The net proceeds of the offering were for use in connection with the Company’s pre-clinical development of its SARS-CoV-2 vaccine candidates, Terra CoV-2 and NT-CoV2-1, and its lantibiotics program and for general corporate purposes, including research and development activities, capital expenditures and working capital.

On December 19, 2022, the Company sent written notice of termination to A.G.P./Alliance Global Partners (“AGP”), pursuant to the terms of the Company’s Sales Agreement with AGP in connection with the Company’s ATM Program. The termination took effect on December 29, 2022. As a result of the termination, the Company will not, and during the six months ended June 30, 2023 did not, consummate any further sale of its common stock through the AGP Sales Agreement.

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

Other Share Issuances

During the three and six-month periods ended June 30, 2022 and 2023 the Company issued no additional shares of common stock.

During the three-month period ended September 30, 2022 and prior to the reverse stock split, the holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock into an aggregate of approximately 15,000 shares of common stock.

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

The Series B Preferred Stock ranks (i) on par with the Common Stock and Series A Preferred Stock as to dividend rights and (ii) on par with Series A Preferred Stock and senior to the Common Stock as to distribution of assets upon liquidation, dissolution or winding-up by us, whether voluntary or involuntary.

Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive out of the assets, on par with the holders of Series A Preferred Stock and in preference to the holders of the Common Stock, an amount of cash equal to the greater of (i) the product of the number of shares of Series B Preferred Stock then held by such holder, multiplied by the Original Issue Price; and (ii) the amount that would be payable to such holder in the Liquidation in respect of Common Stock issuable upon conversion of such shares of Series B Preferred Stock if all outstanding shares of Series B Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Series B Preferred Stock is classified as permanent equity.

9. Warrants

The Company’s outstanding and exercisable warrants as of June 30, 2023 are presented below:

Exercise Price		Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
	$54.00	32,033	32,033	3/25/2024
	$186.00	5,135	5,135	5/10/2024
	$186.00	6,694	6,694	7/25/2024
	$186.00	10,888	10,888	11/8/2024
	$75.00	153,334	153,334	5/1/2025
	$60.00	52,911	52,911	7/17/2025
$		260,995	260,995

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

Options are granted at the fair market value of the Company’s stock on the date of grant which determines the exercise price after the completion of the vesting period. Options can vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of June 30, 2023 and December 31, 2022, the Company did not award any stock appreciation rights under the 2021 Incentive Plan.

Total compensation cost related to stock options was approximately $63,628 and $278,988 for the three months ended June 30, 2023 and 2022, respectively. Total compensation cost related to stock options was approximately $143,594 and $369,235 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $118,874 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

During the six-months ended June 30, 2023, the Company granted 7,000 stock options to the Chief Financial Officer as an onboarding award. The exercise price, determined by the stock price close on March 7, 2023, was $4.00 per share. The fair value of this award was $3.92 per share of common stock which is used to expense the option over the vesting period. This fair value was determined using the Black Scholes Option Pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The assumptions used in the Black-Scholes Option Pricing model were as follows for stock options granted in the six-month period ended June 30, 2023:

Six-months ended June 30, 2023
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

NRC License

On July 26, 2021, the Company entered into a non-exclusive Technology License Agreement (the “License Agreement”) with the National Research Council of Canada (“NRC”) pursuant to which the NRC grants to the Company a license to use NRC’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of the NRC (the “NRC Technologies”) relating to the derivatives of CHO 2353 TM Cell Line listed in the License Agreement (the “Stable Cells”) to: (i) make, research, and develop SARS-CoV-2 spike protein manufactured by a Stable Cell (the “Drug Substance”) within Canada, Australia, the United Kingdom, the European Union and the United States (U.S.) (collectively the “Territory”); (ii) file regulatory approval, export and sell the final formulation of the Drug Substance (“Products”) and (iii) engage contractors to use the Stable Cells to make Drug Substance or Products on behalf of the Company to be used and sold, worldwide, by the Company. The License Agreement was subsequently amended in September and December of 2021, again in February and July of 2022, and most recently in April of 2023. Consolidated the amendments included the following changes to the License Agreement i) to include the Delta and Omicron variants, ii) provided terms to broaden the non-exclusive field of use to include all diseases caused by coronaviruses and any genetic variants thereof, additionally iii) removed certain protocols and reagents from the License Agreement, and iv) included amendments to remove any license fees owed by the Company to the NRC related to the returned protocols and reagents.

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

At December 31, 2021, 41,210 warrants had been exercised as follows: (i) 6,000 shares at an exercise price of $60.00 per share and (ii) 35,210 at an exercise price of $54.00 per share.

As of the six-month period ended June 30, 2023, there are 32,033 warrants outstanding carrying an exercise price of $54.00 that expire on March 25, 2024 and 52,911 warrants outstanding carrying an exercise price of $60.00 that expire on July 17, 2025.

Inspirevax

As consideration for the License Agreement with Inspirevax the Company will be subject to certain milestone payments related to various events including but not limited to: (a) the Company’s decision for an appropriate nasal spray device, (b) phase 2a and 2b/3 clinical trials and patient participation, (c) certain license applications submitted to the FDA; (d) certain filing events for marketing authorizations out of the United States; and (e) certain metrics for sales within the United States, Europe and other countries or regions. Additionally, the Company is required to pay to Inspirevax certain royalties based upon net sales and subject to revenue limitations at which time the royalty amount will decrease. The amount of the milestone obligations could range from $0.1 million to $7.25 million; the Company evaluates the likelihood of triggering any milestone obligations and records the liabilities on the consolidated financial statements as they are incurred.

On May 25, 2023 the Company and Inspirevax agreed to amend certain payment terms of the License Agreement related to the purchase of biological materials. The amended payment terms provide the Company with longer periods to make payment and are based on the earlier of certain vaccine development milestones or June 30, 2024.

Unless terminated earlier, the License Agreement will terminate the later of (i) twenty (20) years from the first commercial sale of a product, (ii) the last date a product is covered by a valid patent claim, or (iii) the expiration of regulatory exclusivity. The Company may terminate the License Agreement by giving thirty (30) days written notice to Inspirevax. Either party may terminate, if the other party defaults or is in breach of the License Agreement, provided that if the defaulting party cures the breach within sixty (60) days after the notice is given, the License Agreement shall continue in full force and effect. The License Agreement contains customary confidentiality obligations.

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

Three-Way Collaborative Agreement

In May of 2023 the Company entered into a Collaborative Research Agreement (the “Collaboration”) with Inspirevax, and the NRC (the “Collaborators”). The Collaboration received non-dilutive funding from Consortium Québécois Sur La Découverte Du Médicament (the “CQDM”) a not-for-profit corporation governed by Canada created to promote, stimulate, and support drug research, development and discovery. The CQDM also provides funding for drug research and discovery projects. The project is budgeted to cost approximately $1.7 million Canadian dollars over 27 months. Each collaborator is responsible for funding a portion of the project with payments made upon certain milestones, the CQDM grant award will fund approximately 40% of the budgeted project costs with the Collaborators.

13. Leases

Lab Facility-Alachua. The Company began leasing this office location from a real estate developer for a term of five years beginning in December 2014. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments range from $12,870 per month to $13,338 per month. Total rental expense for the Alachua facility during the six-months ended June 30, 2023 was approximately $85,230. The lease may be terminated prior to its stated expiration date upon the payment of nine-months rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space was thirty-six months commencing on March 1, 2017. The Company entered into amendments extending the term of the lease in November 2019 and August 2022. The lease expires on February 29, 2024. Lease payments are $4,944 per month inclusive of insurance, taxes, and utilities. Total rent expense for the three and six-months ended June 30, 2023 was $16,878 and $33,578, respectively.

	For the Six Months Ended June 30, 2023	For the Twelve Months Ended December 31, 2022
Weighted Average Remaining Lease Term In Years
Operating leases	1.21	1.72

Weighted Average Discount Rate
Operating leases	5.77%	5.78%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2023	109,690
2024	156,605
2025	-
Total	$266,295
Less: effect of discounting	(10,301)
Present value of lease liabilities	$255,994

The cost component of operating leases is as follows:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Operating lease cost	$116,098	$114,259
Short-term lease cost	-	1,965
Total lease cost	$116,098	$116,224

Supplemental cash flow information related to operating leases is as follows:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,807	$117,350

14. Subsequent Events

Securities Purchase Agreement

On August 4, 2023 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two healthcare-focused investors, pursuant to which the Company agreed to issue in a private placement (the “Offering”), an aggregate of (i) 404,728 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), and (ii) 404,728 shares of Series E Mirroring Preferred Stock (the “Series E Preferred Stock”). For each share of Common Stock purchased by an investor, the investor will receive one share of Series E Preferred Stock.

The gross proceeds from the offering are approximately $850,000. The Company intends to use the net proceeds from the offering for general corporate purposes.

The Common Stock and Series E Preferred Stock sold in the Offering were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder and, have not been registered under the Act, or applicable state securities laws. Accordingly, the Common Stock and Series E Preferred Stock may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Act and such applicable state securities laws.

The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

Series E Preferred Stock

In connection with the Securities Purchase Agreement referenced above, the Company filed a Certificate of Designation with the Secretary of State for the State of Florida (the “Series E Certificate of Designation”) designating 404,728 shares out of the authorized but unissued shares of its preferred stock as Series E Preferred Stock.

The descriptions of the Certificate of Designation and Purchase Agreement are qualified by reference to the full text of such documents, which were attached to the Form 8-K as Exhibits 3.1 and 10.1 respectively, filed with the Securities and Exchange Commission on August 7, 2023.

Restricted Stock Award

On August 8 2023, the Compensation Committee and Board of Directors approved restricted stock awards to certain of our executive officers under the Company’s 2021 Equity Incentive Plan, consisting of 25,000 shares to our Chief Executive Officer, Ms. Kimberly Murphy, with 20,000 shares to vest immediately and 5,000 shares to vest within six (6) months from date of the award and 15,000 shares to our Chief Financial Officer, Ms. Janet Huffman, with 10,000 shares to vest immediately and 5,000 shares to vest within six (6) months from date of the award. The restricted stock awards are subject to the terms and conditions of the Company’s form of restricted stock award agreement which includes, earlier vesting upon a change in control of the Company. An additional 100,000 shares of common stock were awarded to directors of the Company with 80,000 shares to vest immediately and 20,000 shares to vest within six (6) months from date of the award.

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

Coronaviruses are a family of viruses that can lead to upper-respiratory infections in humans. Recent clinical reports also suggest that the SARS-CoV-2 virus can affect other body-systems, including the nervous, cardiovascular, gastrointestinal and renal systems. Among the recent iterations of coronaviruses to move from animal to human carriers is SARS-CoV-2, which, beginning in Wuhan, China, in late 2019, caused a global pandemic due to its rapid spread and the relatively high mortality rate (as compared to the seasonal influenza). As of August 8, 2023, the World Health Organization’s estimates indicate the number of worldwide COVID-19 infections have exceeded 769 million and the number of deaths directly attributed to COVID-19 have exceeded 6.9 million. Pfizer/BioNTech received FDA approval for their COVID-19 vaccines in August of 2021 and the Moderna vaccine in January 2022. In July of 2022, the FDA granted EUA for the Novavax COVID-19 vaccine. FDA granted EUA for Janssen’s COVID-19 vaccine in February of 2021 and revoked the EUA on June 1, 2023. On April 18, 2023, FDA amended the EUA of both Moderna and Pfizer/BioNTech Bivalent (Original and Omicron BA.4/BA.5 strains) to be used for all doses administered to individuals six months of age and older. Available vaccines have reduced the rates of hospitalization and death due to COVID-19 in vaccinated individuals, but the transmission levels even in vaccinated individuals has allowed SARS-CoV-2 variants to continue to circulate. We believe given the size of the worldwide spread of COVID-19 that even with additional vaccines available, there will be demand for the highly differentiated NT-CoV2-1 vaccine, once development is successfully completed. We intend to combine the research, patent applications and biological materials covered by our NIAID license and with our NRC license and our existing clinical research and manufacturing capabilities to respond rapidly to this ongoing, global, public health issue. We believe our NT-CoV2-1 vaccine holds the possibility of playing an important role in addressing this issue.

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

On June 5, 2023, we announced the award of a grant from CQDM, a Canadian bioresearch consortium, for the collaborative development of a variant-agnostic COVID-19 protein subunit vaccine candidate. The project, which aims to build upon Oragenics’ current lead intranasal vaccine candidate NT-CoV2-1, is a collaboration with the National Research Council of Canada (NRC) and Inspirevax. The new source of non-dilutive funding is expected to help address the evolving SARS-CoV-2 virus by working to develop broadly protective antigens designed to protect against current and future variants. We believe our pan-coronavirus vaccine candidate presents a potential universal solution to the evolving nature of SARS-CoV-2 and potentially future coronaviruses.

The grant awarded by CQDM is expected to help Oragenics fund the development of two to four well-characterized stable CHO pools expressing new, cross-protective vaccine antigens with well-established preclinical efficacy using intranasal immunization. These antigens are expected to be rapidly deployable in next-generation vaccine formulations by leveraging the NRC’s advanced manufacturing platform currently utilized by Oragenics and previously developed for the reference strain SARS-CoV-2 spike antigen.

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

Product Candidates

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

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, which forces companies to look externally for innovation. Accordingly, we expect from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity-or debt-based investments, dispositions, mergers and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business as well as opportunities that may be new and separate from the development of our existing product candidates. Our business strategy requires significant capital. See, Risk Factors.

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

Our research and development expenses were $3,679,262 and $5,883,693 for the six-months ended June 30, 2023 and 2022, respectively. Our research and development costs are tracked by our COVID vaccine program and our lantibiotics program. Due to limited resources, while we continue our development efforts, we have focused on reducing our research and development expenses until we can raise additional capital.

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

Recent Financing

On August 4, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two healthcare-focused investors, pursuant to which the Company agreed to issue in a private placement (the “Offering”), an aggregate of (i) 404,728 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), and (ii) 404,728 shares of Series E Mirroring Preferred Stock (the “Series E Preferred Stock”), the rights and preferences of which are set forth in the Certificate of Designation filed with the Secretary of State for the State of Florida. The closing of the offering occurred on August 4, 2023. The gross proceeds from the offering were approximately $850,000. The Company intends to use the net proceeds from the offering for general corporate purposes.

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

Other Income (Expense)

Other income (expense) includes miscellaneous income, local business taxes, as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

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

Results of Operations for the Three Months Ended June 2023 and 2022

Grant revenue. Grant revenue was $13,163 for the three months ended June 30, 2023 compared to $30,391 for the three months ended June 30, 2022, a decrease of $17,228 or 57%. This decrease was attributable to awards received for a small business innovation research grant that expired in the period subsequent to June 30, 2023.

Research and Development. Research and development expenses were $2,006,696 for the three months ended June 30, 2023 compared to $2,590,032 for the three months ended June 30, 2022, a decrease of $583,336 or 23%.

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	214,214	297,520

COVID Vaccine Development Expense

Clinical Research	513,056	864,367

Non-clinical research and development activities	1,279,426	1,428,145

Total Research and development activities	$2,006,696	$2,590,032

This decrease was mainly driven by approximately $0.5 million of decreased costs associated with the development of our COVID vaccine and primarily associated with costs for outside consultants. Additionally, there were decreases in research and development expense for our lantibiotic product of approximately $0.07 million. Decreases in expense related to the lantibiotic product were largely related to purchases of equipment in the comparable period in 2022 and decreased research and development activities in the comparable period of 2023.

General and Administrative. General and administrative expenses were $1,115,785 for the three months ended June 30, 2023 compared to $1,044,334 for three months ended June 30, 2022, a decrease of approximately $71,451 or 7% This decrease was primarily due to decreased expenses related to:

●	Public company related expenses of approximately $0.03 million,
●	Board of Director compensation related expense of $0.05 million, and
●	Legal expenses of approximately $0.06 million, and
●	Non-employee stock option and Insurance expense of approximately $0.08 million

These expense decreases were offset by increases in:

●	Consultant expense for third party accounting support of approximately $0.07 million,
●	Accounting expenses related to our 2022 financial restatements of approximately $0.2 million, and
●	Rent expense of approximately $0.06 million.

Other Income (Expense). Other income, net was $58,732 for the three months ended June 30, 2023 compared to $14,432 for the three months ended June 30, 2022, resulting in an increase of $44,300 or 307%. The net change was primarily attributable to an increase in interest income of $43,585 or 284% for the three-month period ended June 30, 2023 compared to 2022.

Results of Operations for the Six Months Ended June 2023 and 2022

Grant revenue. Grant revenue was $30,187 for the six months ended June 30, 2023 compared to $45,474 for the six months ended June 30, 2022, a decrease of $15,287 or 34%. This decrease was attributable to awards received for a small business innovation research grant that expired in the period subsequent to June 30, 2023.

Research and Development. Research and development expenses were $3,679,272 for the six months ended June 30, 2023 compared to $5,883,693 for the six months ended June 30, 2022, a decrease of $2.2 million or 37%.

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022
Lantibiotics Expense

Clinical Research	$-	$-

Non-clinical research and development activities	491,506	688,557

COVID Vaccine Development Expense

Clinical Research	653,224	1,955,117

Non-clinical research and development activities	2,534,542	3,240,019

Total Research and development activities	$3,679,272	$5,883,693

This decrease was primarily due to approximately $2.0 million of decreased costs associated with the COVID vaccine development program. Additionally, decreases in research and development for the development of our lantibiotic product were reflected in salaries, wages and benefits, and other overhead expenses of approximately; $60,000, $25,000, and $100,000 respectively. The decrease in research and development expenses attributable to the vaccine development program reflect our actions toward the requisite steps to manage the timing of expenses associated with the preclinical efforts. The research and development expenses attributable to the vaccine development program related to activities necessary to be in a position to submit an Initial New Drug Application to the FDA or other regulatory agency, including conducting toxicology studies in mice, hamsters, and rabbits, enablement of COVID 19 variants, securing an adjuvant, assay testing, stability and release testing and preparing the elements necessary for manufacturing of our vaccine product candidate in order to be in a position to move forward with a Phase 1 and Phase 2 clinical studies.

General and Administrative. General and administrative expenses were $2,365,048 for the six months ended June 30, 2023 compared to $2,375,883 for six months ended June 30, 2022, a decrease of approximately $11,000 or 0.5% This decrease was primarily due to decreased expenses related to:

●	Public company related expenses of approximately $0.3 million,
●	Employee and non-employee related options expense of $0.2 million, and
●	Other overhead related expenses for director compensation, travel, insurance, and supplies of approximately $0.1 million

These expense decreases were offset by increases in:

●	Consultant expense for third party accounting support of approximately $0.2 million,
●	Accounting expenses related to our 2022 financial restatements of approximately $0.2 million, and
●	Other overhead related expenses for salaries and wages, legal, and rent expenses of approximately $0.2 million

Other Income (Expense) Other income, net was $118,710 for the six months ended June 30, 2023 compared to $33,566 for the six months ended June 30, 2022, resulting in an increase of $85,144 or 254%. The net change was primarily attributable to an increase in interest income of $93,880, for the six-month period ended June 30, 2023 compared to 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2023 and 2022 our operating activities used cash of $4,685,323, and $9,019,757, respectively. The decrease primarily resulted from our decrease in net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $6,957,573 and $12,675,299 at June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023 and 2022, our investing activities used cash of $0 and $75,047 respectively.

During the six months ended June 30, 2023 and 2022, our financing activities used cash of $267,640 and $303,416 respectively. The cash used by financing activities during the six months ended June 30, 2023, was primarily due to payments on short term notes payable related to financed insurance premiums.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain information on our outstanding shares of preferred stock:

At-the-Market (“ATM Program”)

On February 1, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the “ATM Program”). During the three months ended March 31, 2021, we issued an aggregate of 356,650 shares of Common Stock and received gross proceeds of an aggregate of approximately $27.8 million under our ATM Program. The ATM Program could be terminated upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

On December 19, 2022, we sent written notice of termination to A.G.P./Alliance Global Partners (“AGP”), pursuant to the terms of our Sales Agreement with AGP in connection with the Company’s ATM Program. The termination took effect on December 29, 2022.

On February 24, 2023 we entered into an ATM with Ladenburg Thalmann & Co. Inc (“Ladenburg”) to sell shares of our common stock. The Company intends to use the proceeds from the ATM to continue funding its COVID Vaccine program and its lantibiotics program and for the general corporate purposes, including capital expenditures, working capital, and research and development activities. During the six-month period ended June 30, 2023 we did not issue any shares of common stock under our ATM program.

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

Recent Developments

On August 4, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two healthcare-focused investors, pursuant to which the Company agreed to issue in a private placement (the “Offering”), an aggregate of (i) 404,728 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), and (ii) 404,728 shares of Series E Mirroring Preferred Stock (the “Series E Preferred Stock”), the rights and preferences of which are set forth in the Certificate of Designation filed with the Secretary of State for the State of Florida. The closing of the offering occurred on August 4, 2023. The gross proceeds from the offering were approximately $850,000. The Company intends to use the net proceeds from the offering for general corporate purposes.

Our Outstanding Preferred Stock

During 2017, we issued shares of Series A and Series B Preferred Stock in financing transactions (the “Preferred Stock Financings”). In connection with the Preferred Stock Financings, we filed Certificate of Designations of Preferences, Rights and Limitations of Series A and Series B Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017 and November 8, 2017, respectively. On August 26, 2022, holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock into an aggregate of 15,167 shares of common stock. As of June 30, 2023 our outstanding Series A and Series B Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	5,417,000	9,028
Series B Preferred	4,050,000	13,500

In addition, we issued warrants to purchase shares of Common Stock to the Series A holders, and to the Series B holders in connection with the Preferred Stock Financing. As of June 30, 2023, there are 11,828 and 11,720 shares of common stock able to be acquired upon exercise of the warrants held by our Series A and Series B holders respectively.

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

Our current available cash and cash equivalents, provide us with limited liquidity. We believe our existing cash will allow us to fund our operating plan through the fourth quarter of 2023. As a result, we have implemented certain cost-saving initiatives, including reducing our efforts and staff focused on our lantibiotics program, which are expected to negatively impact the development of our lantibiotics program. See, “Risk Factors.” We expect to manage the timing of our development expenditures and to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

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

ii.

The Company’s unaudited consolidated financial statements for the three and six-months ended June 30, 2022 included in the Company’s unaudited consolidated Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (the “Q2 2022 10-Q”); and

iii.	The Company’s unaudited consolidated financial statements for the three and nine-months ended September 30, 2022, included in the Company’s unaudited consolidated Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022 (the “Q3 2022 10-Q”).

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

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the six months ended June 30, 2023 that have had or are expected to have an impact on our consolidated financial statements.

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

i.	The Company’s unaudited consolidated financial statements for the three months ended March 31, 2022 included in the Company’s Quarterly Report of Form 10-Q, filed with the SEC on May 13, 2022 (the “Q1 2022 10-Q”); and

ii.	The Company’s unaudited consolidated financial statements for the three and six-months ended June 30, 2022 included in the Company’s unaudited consolidated Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (the “Q2 2022 10-Q”); and

iii.	The Company’s unaudited consolidated financial statements for the three and nine-months ended September 30, 2022, included in the Company’s unaudited consolidated Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022 (the “Q3 2022 10-Q”).

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on April 17, 2023. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $5.9 million and $8.2 million for the six months ended June 30, 2023 and 2022, respectively, and approximately $14.3 million for the year ended December 31, 2022. As of June 30, 2023, our accumulated deficit was approximately $191.5 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin preclinical research, contract manufacturing and file an IND for our NT-CoV2-1 vaccine product candidate and the research and development of our product candidates in the area of lantibiotics (“Lantibiotics Program”) will continue and, to have successful results, likely will require an increase in the level of our overall expenses going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Our current cash, cash equivalents ad short-term investments are not sufficient to fully implement our business strategy and sustain our operations. As a result of our limited resources, we have undertaken cost-saving initiatives, including reducing our efforts and staff focused on our lantibiotics program. Our actual costs may ultimately vary from our current expectation, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability. Due to of our accumulated losses and substantial doubt that we can continue as a going concern beyond December 2023, the Company is evaluating various opportunities for its Lantibiotics Program and its N-CoV2-1 vaccine product candidate, as well as alternative assets that could be acquired or developed. These opportunities could include a wide range of options including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of research and development activities. The result of this process may result in the liquidation of assets for significantly less than amounts that have been invested in them, the write-off of prior expenses incurred in connection with the development of such assets and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Company will seek to maximize the value of such assets to the extent possible. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We believe our existing cash will allow us to fund our operating plan only through the fourth quarter of 2023.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSURER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock)	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28//22

3.6	Bylaws	SB-2	333-100568	3.2	10/16/02

3.7	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.8	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.9	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

3.10	Certificate of Designation	8-K		3.1	8/7/23

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K		3.1	1/23/23

10.1	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).	10-Q	001-32188	10.0	11/15/21

10.2	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.3	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.4	NRC Technology License Amendment 4	10-Q		10.4	8/9/22

10.5	NRC Technology License Amendment 5 (dated April 3, 2023)*	10-Q		10.7	5/12/23

10.6	Three-Way Collaborative Research Agreement*	10-Q				X

10.7	Form of Securities Purchase Agreement	8-K		10.1	8/7/23

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

*Portions of the exhibits have been omitted pursuant to Item 601(b)(10)(iv).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August 2023.

ORAGENICS, INC.

BY:	/s/ Kimberly Murphy
Kimberly Murphy, President and Chief Executive Officer and Principal Executive Officer

BY:	/s/ Janet Huffman
Janet Huffman, Chief Financial Officer and Principal Accounting Officer

