Form 10-K
period 2023-12-31
ORAGENICS INC
filed 2024-03-29
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1990 Main St Suite 750 Sarasota, FL 34236	34326
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	OGEN	NYSE AMERICAN

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $6,701,615 computed based upon a last sales price of $3.31 as reported by the NYSE American as of June 30, 2023.

As of March 26, 2024, there were 4,480,693 shares of the registrant’s Common stock outstanding.

Note Regarding Reverse Stock Splits

On January 20, 2023, we filed an amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida to effect a reverse split of our authorized, issued and outstanding common stock at a ratio of one for sixty. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenues or achieve profitability;

●	We need to raise additional capital to continue to implement our business strategy and we may not be able to do so;

●	Our financial capacity and performance, including our ability to obtain funding, non-dilutive or otherwise, necessary to do the research, development, manufacture, and commercialization of any one or all of our product candidates;

●	Our ability to maintain our listing on the NYSE American and the trading market of our common stock;

●	The timing, progress and results of clinical trials of our product candidates;

●	Uncertainties regarding submission, approval and scope of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;

●	Uncertainties regarding the potential benefits, activity, effectiveness and safety of our product candidates including as to administration, distribution and storage;

●	Uncertainties regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;

●	Our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and those of our contractual partners;

●	Our ability to successfully commercialize our product candidates;

●	The potential benefits of, and our ability to maintain, our relationships and collaborations with the NIAID, the NIH, the NRC and other potential collaboration or strategic relationships;

i

●	Uncertainties regarding our expenses, ongoing losses, future revenue, capital requirements;

●	Our ability to identify, recruit and retain key personnel and consultants;

●	Our ability to obtain, retain, protect, and enforce our intellectual property position for our product candidates, and the scope of such protection;

●	Our ability to advance the development of our new and existing product candidate under the timelines and in accord with the milestones projected;

●	Our need to comply with extensive and costly regulation by worldwide health authorities, who must approve our product candidates prior to substantial research and development and could restrict or delay the future commercialization of certain of our product candidates;

●	Our ability to successfully complete pre-clinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

●	The safety, efficacy, and benefits of our product candidates;

●	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;

●	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control; and

●	Our competitive position and the development of and projections relating to our competitors or our industry.

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in the Risk Factors section of this report. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ii

PART I

ITEM 1. BUSINESS.

This description contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein. We assume no obligation to update any forward-looking statements contained herein.

Overview

We are a development-stage company dedicated to the research and development of nasal delivery pharmaceutical medications in neurology and fighting infectious diseases. Our lead product ONP-002 is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and can cross the blood-brain barrier to rapidly reduce swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

Our ONP-002 Neurology Asset for Brain Related Illness and Injury

Following our December 2023 acquisition of certain assets from Odyssey Health, Inc. (“Odyssey”) related to the segment of Odyssey’s business focused on developing medical products that treat brain related illnesses and diseases (the “Neurology Assets”) our lead product and focus is on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

ONP-002 to date has been shown to be stable up to 104 degrees for 18-months. The drug candidate is spray-dry manufactured into a powder and filled into the novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and easy to use in the field.

We believe the proprietary powder formulation and intranasal administration allows for rapid and direct accessibility to the brain. The device is breath propelled and we expect it to allow patients to blow into the device which closes the soft palate in the back of the nasopharynx, preventing the flow of drug to the lungs or esophagus, minimizes system exposure and side effects, and easily crosses the blood brain barrier. This mechanism traps ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain.

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a	Phase 2b	Phase 3
Complete	Complete	Estimated Q2/Q3 2024 start	Estimated Q4 2024 start	Estimated Q4 2026 start

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

Validation and Stability of ONP-002

A Certificate of Analysis (“COA”) was issued by the manufacturer of the drug, indicating that testing methods were standard and include appearance, identification by 1H NMR, identification by Mass Spectroscopy (MS), optical purity by HPLC, residual solvent analysis, elemental impurities, percent water, and residue on ignition. The manufacturer has shown both the specifications and the results, indicating that the material supplied passes all criteria. ONP-002 is supplied in pure form. As such, no excipients are present. Stability studies were performed by storing samples under carefully controlled conditions with respect to temperature and humidity. The stability testing protocol included storage at 25 °C± 2 °C at 60% relative humidity ± 5% relative humidity for 24 months and 40 °C± 2 °C at 75% relative humidity ± 5% for 18 months. Samples were pulled at the scheduled time and analyzed for appearance, purity, assay, optical purity, and water content. No changes in ONP-002 were seen.

Intellectual Property

Patents on ONP-002 have been filed and/or issued and a patent has been filed on the nasal delivery device as follows:

●	New chemical entity IP filing– USPTO pending, approved Europe and Canada

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.
○	The invention relates to ONP-002 composition and methods of use thereof to treat, minimize and/or prevent traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions.
○	Patent expiration with max patent term extension – 9/17/2040
○	Patent expiration with no patent term extension – 9/17/2035

●	Method of intranasal delivery and device components – USPTO pending

ONP-002 Pre-Clinical Trials

The drug has completed toxicology studies in rats and dogs. Those studies show that ONP-002 has a large safety margin of its predicted efficacious dose. In preclinical animal studies, the drug demonstrated rapid and broad biodistribution throughout the brain while simultaneously reducing swelling, inflammation, and oxidative stress, along with an excellent safety profile.

Results from the preclinical studies suggest that ONP-002 has an equivalent, and potentially superior, neuroprotective effect compared to related neurosteroids. The animals treated with the drug post-concussion showed positive behavioral outcomes using various testing platforms including improved memory and sensory-motor performance, and reduced depression/anxiety like behavior.

ONP-002 Induction of PXR

The induction of the human CYP450 enzymes, CYP2B6, and CYP3A4 by ONP-002, as measured by mRNA expression, was tested in human hepatocytes from 3 donors at 3 concentrations: 1 μM, 10 μM and 100 μM.. Results reflected that ONP-002 through the known PXR-mechanism produced a modest induction of CYP3A4, up to 17% of the positive control, and a greater induction of CYP2B6, of up to 59% of the positive control, both at a concentration of 100 μM. Past data reflected that ONP-001 (ent-Progesterone) and Progesterone induce the PXR receptor. Receptor binding studies have been performed showing neither ONP-001 or -002 activate the classical Progesterone Receptor.

ONP-002 Animal Studies

All surgical animals (male Sprague-Dawley rats approx. 250 grams) were anesthetized with an initial isoflurane induction for 4 min-the minimum time necessary to sedate the animal. The scalp was shaved and cleaned with isopropanol and betadine. During the stereotaxic surgery, anesthesia was maintained with isoflurane. A medial incision was made, and the scalp was pulled back over the medial frontal cortex. A 6-mm diameter craniotomy was performed exposing the brain tissue. An electrically controlled injury device using a 5 mm metal impactor was positioned over the exposed brain. An impact speed of 1.6 m/s at a 90-degree angle from vertical was used to produce an open head injury at a depth of 1mm to create a milder TBI. All treatments were given intranasal (IN) as a liquid solution with a micro atomizer. Vehicle for all administrations was 22.5% Hydroxy-Propyl-β-cyclodextrin (HPβCD).

Molecular Studies - Brain tissue was taken from the penumbral region of injury.

Cerebral Edema

In Figure 2, we show that ONP-002 reduces swelling in rats compared to vehicle-treated at 24-hrs after brain injury by measure of brain water content through speed-vacuum dehydration and tissue weight comparisons. ONP-002-treated (4mg/kg) and vehicle-treated were compared to sham which was set at zero. Local edema can occur after mTBI. Severe cerebral edema is associated with poor outcomes including increased mortality after mTBI with Second Impact Syndrome (2). *Denotes significance at p<0.05, n=6

Figure 2

Inflammation

mTBI causes vascular and neuronal stress. Microglia and reactive astrocytes infiltrate the areas of injury and release inflammatory mediators, like TNF-alpha. We show that ONP-002 (4mg/kg) reduces TNF-alpha-mediated neuroinflammation in brain tissue of rats compared to vehicle at 24-hrs after mTBI (ELISA).

Pharmacokinetics and Safety of IN ONP-002 in Dog

This pivotal GLP 14-day study used repeat dosing of ONP-002, 3X a day, approximately 4 hours apart, for 14 consecutive days at concentrations of 0, 3, 10 or 23 mg/mL at a volume of 1 mL/nostril to beagle dogs (both nostrils had drug administered). The IN treatment was given as a liquid solution using a micro atomizer using 22.5% HPβCD as the vehicle. IN ONP-002 dosing revealed that ONP-002 was well tolerated up to the highest dose of 23 mg/ml or 46mg in total per dosing. Clinical observations were limited to increased salivation in dogs which occurred in a dose-dependent manner. There were no effects on body weight, food consumption, ophthalmic parameters, clinical chemistry, haematology, or organ weights at any of the doses tested. Microscopic analysis revealed purulent exudates in the nasal turbinate and evidence of inflammatory infiltrates and fibrin deposition in the lungs. All of these events were classified as mild, reversed during the recovery period, and did not appear to show any dose dependency. Similar findings were evident in vehicle control treated dogs indicating the findings were vehicle related. The highest dose of 23 mg/ml was thus determined to be the NOAEL which is equivalent to a ONP-002 dose of 1.5mg/kg and 2.3mg/kg in male and female dogs, respectively. Testing shows the dose-dependent increase in plasma exposure of ONP-002 in male and female dogs following IN administration. Plasma exposure levels were similar in males and females and there did not appear to be any evidence of drug accumulation following multiple doses.

Cardiopulmonary Safety Pharmacology

The effect of ONP-002 on the human ether-a-go-go related gene (hERG) tail currents was assessed in a non-Good Laboratory Practice (GLP) study using manual whole-cell patch clamp. ONP-002 tested at a single concentration of 10 μM inhibited hERG tail currents by 42.6% (n=3). In order to achieve a safety factor of 30-fold between in vitro hERG IC50 and free plasma levels of ONP-002 in clinical studies, Cmax should not exceed a free drug concentration of 0.33 μM (99 ng/ml). ONP-002 is 97.2% human plasma protein bound and is estimated to reach a plasma Cmax of 12.5 nM, the highest dose of 0.533 mg/kg to be administered in the planned first in human (FIH) study, which provides a safety factor of 800-fold. A GLP study is planned at Charles River, Inc. and will be performed prior to IND submission.

ONP-002 Clinical Trials

ONP-002 has completed a Phase 1 clinical trial in healthy human subjects showing it is safe and well tolerated.

Safety studies have established a dosing regimen of 2X/day for fourteen days. The Phase I clinical trial was performed in Melbourne, Australia with a Contract Research Organization (CRO), Avance Clinical Pty Ltd and Nucleus Network Pty Ltd. The country of Australia provides a currency exchange advantage and a tax rebate at the end of our fiscal year from the Australian government on all Research and Development performed in Australia.

The Phase 1 study was double-blinded, randomized and placebo controlled (3:1, drug:placebo). Phase 1 used a Single Ascending/Multiple Ascending (SAD/MAD) drug administration design. The SAD component was a 1X treatment (low, medium, or high dose) and the MAD component was a 1X/day treatment for five consecutive days (low and medium dose). Blood and urine samples were collected at multiple time points for safety pharmacokinetics. Standard safety monitoring was provided for each body system.

Forty human subjects (31 males, 9 females) were successfully enrolled in Phase I. The Safety Review Board, made up of medical doctors, has reviewed the trial data and has determined the drug is safe and well tolerated at all dosing levels.

We anticipate preparing for Phase 2 clinical trials to further evaluate ONP-002’s safety and efficacy. Based on the Phase I data, we plan to apply for an Investigational New Drug application with the FDA and conduct a Phase II trial in the United States.

We anticipate a Phase 2 clinical trial will be performed administering ONP-002 intranasally in concussed patients 2x a day for up to fourteen days. The Phase 2a feasibility study is expected to be performed in Australia with a target initiation date in the second or third quarter of 2024 to be followed closely by a Phase 2b proof of concept study in the US.

Our SARS-CoV-2 Vaccine Product Candidate – NT-CoV2-1

Prior to the purchase of the Neurology Assets, starting in May 2020 with the acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) and through December 31, 2023, we were focused on the development and commercialization of a vaccine produce candidate to provide long-lasting immunity from SARS-CoV-2, which causes COVID-19. During that time, we conducted testing in animal models, including SARS-CoV-2 challenge studies in hamsters, using specific formulations for intramuscular administration and intranasal administration, both based on the NIAID pre-fusion stabilized spike protein antigens.

In June of 2021 we initiated an immunogenicity study in mice and on August 30, 2021, we announced the successful completion of the mouse studies that supported further development using either intramuscular or intranasal routes of administration. In September of 2021 we initiated a hamster challenge to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration. In December of 2021, we announced that both formulations generated robust immune responses and reduced the SARS-CoV-2 viral loads to undetectable levels in the nasal passages and lungs five days following a viral challenge. On June 14, 2022, we announced that the results of these studies were published in Nature Scientific Reports.

In March of 2022, following a positive assessment of a rabbit-based pilot study, we initiated a Good Laboratory Practice toxicology study to evaluate the safety profile and immunogenicity of NT-CoV2-1 in rabbits. This preclinical study was designed to provide data required to advance our intranasal vaccine candidate into human clinical studies.

Following the successful results of the animal studies previously referenced and a Type B Pre-IND Meeting with the FDA we determined to focus our development efforts and financial resources on the intranasal delivery vaccine produce candidate, NT-CoV2-1. As part of this intranasal development focus, during 2023 we entered into strategic license agreements and announced an award of a grant from CQDM.

However, due to lack of financial resources our research and development activities for our NT-CoV2-1 vaccine product were suspended as of December 31, 2023, and are not currently active. We will continue to evaluate opportunities and funding resources for our SARS-CoV-2 and NT-CoV2-1 candidate products in the future of which there can be no assurances. These opportunities and funding resources could include, without limitation, sublicensing agreements, joint ventures or partnerships, sales or licensing of technology, government grants and public or private financings, through the sale of debt or equity securities or by securing a line of credit or other loan. There can be no assurances that we will be able to secure any such opportunity or funding.

Our Lantibiotic Product Candidate

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

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing because of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

While lantibiotics are promising, in 2023 we concluded we needed to make several changes to reduce the cash used in operations. In September of 2023, we terminated our lease for the building where some of the research and development activities for the lantibiotic program were undertaken. The closing of the laboratory was part of the continued focus on preserving cash resources while seeking additional funding through various mechanisms.

As of December 31, 2023, research and development activities related to the lantibiotic program are inactive. We will evaluate opportunities for the lantibiotic program; however, moving forward our focus is to strengthen our focus and expertise on developing our intranasal drug delivery platform and drug candidates that treat brain related illnesses and diseases.

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, which forces companies to look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates. Consistent therewith, in December 2023 we acquired our Neurology Assets.

Our ONP-002

Market Opportunity

Currently, we are focused on expanding our nasal drug delivery platform to the treatment of neurological brain disorders, illnesses and injuries, or concussions. We believe concussion is a significant unmet need, and that, currently, there are no therapeutic treatments available for moderate to severe concussion. We further believe nasal delivery offers many advantages over standard systemic delivery systems, such as i) its non-invasive character, ii) fast onset of action, and iii) in most cases, reduced side effects due to a more targeted delivery.

Systemic approaches often fail to efficiently supply the central nervous system with drugs for the treatment of neurological disorders, which, we believe, presents a unique opportunity for intranasal drug delivery. The global nasal drug delivery technology market is projected to grow to $112 billion by 2030.

Our Growth Strategy

If the FDA clears or approves our product candidates to be marketed commercially, we intend to enter into agreements with industry partners or qualified distributors throughout the United States. We intend to pursue a similar approach will be pursued if our product candidates are cleared or approved for marketing outside of the United States. We intend to require such partners or distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity is expected to be based on a mutually agreeable semi-annual or quarterly sales minimum. We also anticipate focusing on international growth because, generally, we believe such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to eventually grow revenue through marketing and sales of ONP-002 if it gains regulatory approvals. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. Once any of our products in development are approved by the appropriate regulatory agency, we hope to enter into distribution agreements with companies that have sales professionals with experience selling through a variety of sales methods. These distribution agreements should allow us to achieve sales and revenue more quickly in the medical products industries.
2)	Identify and develop our products for additional proprietary uses. When funding allows, we intend to utilize our proprietary nasal delivery system to deliver other drugs to the brain to treat brain related medical issues.
3)	The development and acquisition of new products. We intend to pursue the development and acquisition of other product candidates and market any new products, if cleared or approved. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.
4)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of ONP-002. Partnerships could be in the form of government grants or from industry pharmaceutical companies who have an interest in brain-related drug therapies.

We currently have no products authorized for commercial distribution in the United States, Europe, or any other country. We have development programs for devices and pharmaceutical drugs, which are in various stages of development. Currently we are only funding the development of ONP-002 intended to treat concussion. Due to funding constraints and market conditions, our NT-CoV2-1 vaccine product and our antibiotic product candidate have been suspended. All of our products require regulatory clearance or approvals, and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency.

Our License Agreements

Our Inspirevax License Agreement

On February 23, 2023, we entered into a Commercial License Agreement (the “License Agreement”) with Inspirevax Inc. (“Inspirevax”) for our vaccine product candidate. Pursuant to the License Agreement Inspirevax granted us an exclusive worldwide license to use Inspirevax’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of Inspirevax (the “Inspirevax Technologies”) relating to its novel lipid-protein based intranasal adjuvants, to make, research, and develop an intra-nasal vaccine in combination with an antigen (“Combination Product”) to be used in an intranasal vaccine for use against diseases caused by coronaviruses and any genetic variants thereof to be sold by us.

As consideration for the grant of the license, we paid an upfront signing fee of $50,000. We will be subject to certain milestone payments as follows: (a) $75,000 upon our decision on an appropriate nasal spray device, (b) $100,000 upon a first patient being dosed in a phase 2a clinical trial, (c) $200,000 upon a first patient being dosed in a Phase 2b/3 clinical trial, (d) $800,000 upon a biologics License Application being submitted to the FDA, (e) $400,000 upon first filing of marketing authorization outside of the United States, and $200,000 for each such additional filing up to five filings, (f) $2,000,000 upon first commercial sale in the United States, (g) $1,000,000 upon first commercial sale in Europe, (h) $500,000 upon first commercial sale outside of United States and Europe and $250,000 for each other country or region up to five. Additionally, during the term we will pay Inspirevax a 7% royalty on net sales subject to certain gross revenue limitations at which time the royalty will decrease to 4%.

The Inspirevax License Agreement requires that we use our best efforts to develop a product using the Inspirevax technology including the following: (a) first subject enrollment in first clinical study by December 31, 2023, (b) the first subject enrolled in a Phase 2a study by September 30, 2024, (c) first subject enrolled in a phase 3 registration trial by December 31, 2026, and (d) first marketing approval application submitted by June 30, 2028.

Unless terminated earlier, the License Agreement will terminate the later of (i) twenty (20) years from the first commercial sale of a product, (ii) the last date a product is covered by a valid patent claim, or (iii) the expiration of regulatory exclusivity. We may terminate the License Agreement by giving thirty (30) days written notice to Inspirevax. Either party may terminate, if the other party defaults or is in breach of the License Agreement, provided that if the defaulting party cures the breach within sixty (60) days after the notice is given, the License Agreement shall continue in full force and effect. The License Agreement contains customary confidentiality obligations.

The companies formed a Joint Development Committee (JDC) comprising representatives of both companies to oversee the development efforts collaboratively. Additionally, the agreement provides a certain period of time for the companies to expand their collaboration to pursue the development of additional intranasal vaccine candidates using Inspirevax’s adjuvants.

We paid the upfront signing fee. However, none of the additional consideration milestones have been met, as of December 31, 2023, we have suspended all research and development activity for the COVID-19 vaccine candidate.

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

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level, and at any time in the course of animal studies designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent their marketing approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the NDA or BLA submission is filed, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use. The FDA has agreed to certain performance goals in the review of NDAs or BLAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Accelerated approval is also possible in the event a product treats a serious or life-threatening condition and provides a meaningful advantage over available therapies. Products in this category must also meet a number of additional requirements. While a product may qualify for one or more of the foregoing programs, the FDA reserves the right to later decide the product no longer qualifies or that the product is no longer subject to priority regarding its review or approval.

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Exclusivity

Exclusivity provisions under the FDC Act also can delay the submission or the approval of certain applications. The FDC Act provides a five-year period of non-patent exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is entitled to NCE exclusivity if it contains a drug substance with no active moiety of which has been previously approved by the FDA. During the exclusivity period, the FDA may not accept for review an ANDA or file a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDC Act also provides three years of market exclusivity for an NDA, including a 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions for use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Marketing Authorization

Authorization to market a product in the member states of the European Union proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure, or a national procedure.

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

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, serves as the scientific committee that renders opinions about the safety, efficacy, and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with an expert appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may be pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time-limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time-limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our drug candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure from governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation if, among other things, our operations result in contamination of the environment or breach of regulatory obligations or expose individuals to harm. If the third-party manufacturers fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Many of our existing and potential competitors are large, well-established pharmaceutical, chemical or healthcare companies with considerably greater research and product development capabilities and financial, scientific, marketing and human resources than we have. Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd., Sanofi Pasteur, SA, Pfizer Inc., Johnson & Johnson, AstraZeneca, and Moderna, among others, compete in the same or similar markets. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. As a result, these competitors may succeed in developing competing products earlier than we do; obtain patents that block or otherwise inhibit our ability to further develop and commercialize our product candidates; obtain approvals from the FDA or other regulatory agencies for products more rapidly than we do; or develop treatments or cures that are safer or more effective than those we propose to develop. These competitors may also devote greater resources to marketing or selling their products and may be better able to withstand price competition. In addition, these competitors may introduce or adapt more quickly to new technologies or scientific advances, which could render our technologies obsolete, and may introduce products or technologies that make the continued development, production, or marketing of our product candidates uneconomical. These competitors may also be more successful in negotiating third-party licensing or collaborative arrangements and may be able to take advantage of acquisitions or other strategic opportunities more readily than we can. These actions by competitors or potential competitors could materially affect our business, financial condition and results of operations. We cannot assure you that we will be able to compete successfully.

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

Patents

We attempt to protect our technology and products through patents and patent applications. As part of the December 2023 acquisition of ONP-002 and related intellectual property, we acquired the following patents for ONP-002 which have been filed and/or issued and a patent has been filed on the nasal delivery device.

The list below outlines the ONP-002 and nasal delivery device patents.

Patent applications that concern ONP-002 and the nasal delivery device have been filed as follows:

●	New chemical entity patent filing concerning the C-20 Steroid compounds has been filed with the USPTO and is pending in the U.S. and approved in Europe and Canada.

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.

○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat, minimize and/or prevent traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.

○	An issued U.S. patent expiration with 5-year maximum patent term extension - 9/17/2040.

○	An issued U.S. patent expiration without patent term extension - 9/17/2035.

●	New nasal delivery device filing concerning the Breadth-Powered Nasal Devices has been filed with the USPTO as a utility patent application and with the USPTO PCT Receiving Office as a PCT application.

○	Breadth-Powered Nasal Devices for Treatment of Traumatic Brain Injury (TBI), Including Concussion, and Methods.

○	Inventions relate to, inter alia, breadth-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or systemic and/or central nervous system (“CNS”) injury, disease or disorder with such devices.

○	An issued U.S. patent expiration - 10/19/2042.

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

We retain each consultant according to the terms of the consulting agreement. Under such agreements, we pay them a consulting fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in separate award agreements. Our consultants may be employed by other entities and therefore may have commitments to their employer or may have other consulting or advisory agreements that may limit their availability to us.

Corporate Information

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. Our corporate office is located at 1990 Main Street Suite 750 Sarasota, Florida 34236.

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

Risk Factor Summary

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

●	We have incurred significant losses since our inception, have limited financial resources, do not generate any revenues and will need to raise additional capital in the future.

●	We may not be able to secure additional funding.

●	Our auditor has expressed substantial doubt about our ability to continue as a going concern.

●	We have limited neurology-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities.

●	None of our product candidates have been approved for sale and if we are unable to successfully develop our product candidates, we may not be able to continue as a going concern.

●	Our product candidates, if approved, will face significant competition; many of our competitors have significantly greater resources and experience.

●	Our ONP-002 concussion candidate may face competition from biosimilars approved through an abbreviated regulatory pathway.

●	The market opportunities for our neurology product candidates may be smaller than we believe them to be and we cannot assure you that the market and consumers will accept our products or product candidates.

●	If our manufacturers and suppliers fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

●	We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

●	If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

●	We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

●	Our concussion and neurology related research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials licenses.

●	We cannot prevent the Licensors or other companies, including our competitors, from licensing the same intellectual property and biological materials that we have licensed or from otherwise duplicating our business model and operations.

●	If we fail to comply with our obligations under our intellectual property license agreements, we could lose our license rights that are important to our business and development of our product candidates.

●	We may incur additional expenses and obligations in connection with our licenses. “Licenses Agreements”.

●	We may not be able to protect our intellectual property and if we are unable to protect our trademarks or other intellectual property from infringement, our business prospects may be harmed.

●	We may be subject to claims challenging the inventorship of our patents and other intellectual property rights.

●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

●	Our success will depend on our ability to partner or sub-license our product candidates.

●	Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely on could compromise our information and expose us to liability, reputational damage, or other costs.

●	Our product candidates are subject to substantial government regulation.

●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements.

●	Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays.

●	Any product candidates that we commercialize will be subject to ongoing and continued regulatory review and we may also be subject to healthcare laws, regulation and enforcement.

●	Our product candidates may cause serious or undesirable side effects.

●	Our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●	Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of health care payers, physician and patient adoption and use necessary for commercial success.

●	We may not be able to satisfy the continued listing standards of the NYSE American and may be delisted from the NYSE American.

●	The issuance of additional equity securities by us in the future will result in dilution and the conversion of our outstanding preferred stock will result in significant dilution.

●	Our Series A and Series B preferred stock, if not converted into common stock, has a distribution and liquidation preference senior to our common stock in liquidation which could negatively affect the value of our common stock and impair our ability to raise additional capital.

●	Certain provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may prevent a change of control of our company that a shareholder may consider favorable.

●	The price and volume of our common stock has been volatile and fluctuates substantially.

●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, we previously identified a material weakness in our internal control over financial reporting, which has been remediated during the year ended December 31, 2023.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future and may not be able to continue as a going concern.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $21 million and $14 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, our accumulated deficit was approximately $206 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin Phase 2 work on ONP-002 will be significant. Additionally, our License Agreements also require the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. In addition, Ladenburg Thalmann has sent us an invoice and demand letter claiming it is owed $2,500,000 in connection with our purchase of the Neurology Assets (the “Ladenburg Claim”). We strongly disagree with such claim and have filed a confidential action for arbitration against Ladenburg through FINRA on March 12, 2024, seeking, among other things, a declaratory action ruling that no such fee is owed, the litigation expenses related thereto will put further strain on our limited resources. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including Phase 2 work for our ONP-002 product candidate and conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our estimated cash resources of approximately $3.5 million as of December 31, 2023, will be sufficient to fund our operations as presently structured through the second quarter of 2024. We are currently evaluating cost-saving initiatives, including restructuring that could allow further cash runway through 2024 to the extent such initiatives are undertaken but there can be no assurances we will be able to implement them. Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

●	Conduct Phase 2 clinical trials for our ONP-002 product candidate;

●	engage in GMP and non-GMP manufacturing for our product candidates at the preclinical research and clinical trial stages;

●	fund our clinical validation study activities;

●	expand our research and development activities; and

●	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	the level of research and development investment budgeted to develop our current and future product candidates through each phase of development;

●	the timing, scope, progress, results and cost of research and development, testing, screening, manufacturing, preclinical and non-clinical studies and clinical trials.

●	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

●	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

●	changes in test development plans needed to address any difficulties in product candidate selection for commercialization;

●	competing neurological, vaccine and technological and market developments;

●	our interaction and relationship with the FDA, or other, regulatory agencies; and

●	changes in regulatory policies or laws that affect our operations.

In addition, we have previously discontinued and could be forced to discontinue future product development and commercialization of one or more of our product candidates, curtail or forego sales and marketing efforts, and/or forego licensing attractive business opportunities.

Given our current cash position and significant uncertainties related to future funding opportunities and our 2023 financials, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

Our ability to fund our operations is dependent upon funding from grants and/or equity financing. New financing may not be available to us on commercially acceptable terms, or at all. The Ladenburg Claim may make it more difficult to obtain financing. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product candidate, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our product candidates remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, pivot, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

Our management believes that, given the significance of these uncertainties, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that these financials statements are issued.

Our auditor has expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited consolidated financial statements, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023, contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. We believe we can continue our current level of operations with the cash we have on hand without additional financing through the second quarter of 2024. Absent sufficient additional financing, we may be unable to remain a going concern.

We require additional funding to be able to maintain our current level of operations and to fund the further development of our new ONP-002 product candidate; we may not be able to obtain additional funding.

To date, we have never developed any product candidate, and we cannot assure investors that we will be able to successfully develop any drug candidate, including without limitation a drug treatment for mild traumatic brain injury, with our current resources and capabilities. Because our new ONP-002 concussion drug product candidate is in early stages of development and contemplates nasal administration it will require extensive pre-clinical and clinical testing, and we will need significant additional funding to conduct such research and testing. We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources of funds in amounts sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources, and expect to require additional funds, to maintain our existing operations, continue our research and development programs, commence Phase II clinical studies and clinical trials for our ONP-002 product candidate, and to seek regulatory approvals. Additionally, we expect our operating expenses to increase, both due to additional employment costs and operating costs required to pursue the development of the Neurology Assets.

In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. We are unable to provide any assurance or guarantee that additional capital will be available when needed by our company or that such capital will be available under terms acceptable to our company or on a timely basis. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected. With limited capital, we have put the research and development of our COVID vaccine program and our lantibiotics program on hold and have chosen instead to focus the limited capital on the development of ONP-002.

We anticipate seeking such additional funds through a combination of public or private equity or debt financings, as well as potential collaborations, strategic alliances and marketing, distribution or licensing arrangements and non-dilutive funding from government and nongovernment funding entities, as well as other sources to further the research, development, manufacturing, testing, and regulatory approval our concussion drug product. While we may continue to apply for contracts or grants from academic institutions, nonprofit organizations and governmental entities, we may not be successful.

Adequate additional funding may not be available to us on acceptable terms, if at all. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive products by others. If we cannot raise the additional funds required for our anticipated operations or to support our development efforts, we may be required to delay significantly, reduce the scope of or eliminate one or more of our research or development programs, downsize our organization, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or our concussion drug candidate.

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

We may rely on government funding and collaboration with government entities for our product development, which adds uncertainty to our research and development efforts and may impose requirements that increase the costs of development, commercialization and production of any programs developed under those government-funded programs.

Because we anticipate the resources necessary to develop our new ONP-002 concussion drug candidate will be substantial, we may explore funding and development collaboration opportunities with the U.S. or foreign governments and their agencies. We have no control or input over whether an application for grant funding or any other funding will be accepted or approved, in full or in part, and we cannot provide investors with any assurances that we will receive such funding.

Additionally, contracts and grants funded by the U.S. or foreign governments and their agencies, contain provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Additionally, the U.S. government requires that any products embodying any invention generated through the use of U.S. government funding be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. manufacturers for products covered by such intellectual property.

Although we will need to comply with some of these obligations, not all of the aforementioned obligations may be applicable to us unless and only to the extent that we receive a government grant, contract or other agreement. However, as an organization, we are relatively new to government contracting and new to the regulatory compliance obligations that such contracting entails. If we were to fail to maintain compliance with those obligations, we may be subject to potential liability and to termination of our contracts.

We have limited concussion and neurology-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities. Despite such investments and our best efforts, our strategic acquisition of the ONP-002 and ONP-001 neurology drug assets may turn out to be unsuccessful.

As part of our business strategy, we monitor and analyze strategic acquisition opportunities that we believe will be strategic fits for the Company and beneficial to the Company’s shareholders. As demonstrated by our acquisition of the Neurology Assets in December of 2023, we may acquire companies, businesses, products and technologies that complement, augment or transform our existing business. However, such acquisitions could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of such transactions.

Prior to our acquisition of the Neurology Assets, we had little-to-no experience in the development and commercialization of neurology or concussion related drugs. Although, in connection with the acquisition, we added experienced neurology researchers and consultants, given our size and current pre-clinical stage of development, we still have limited neurology-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience. To successfully develop our neurology product candidate, we will need to dedicate significant amounts of our limited financial and management resources to bolster our expertise in this area. Our success depends significantly on the continued contributions of our executive officers, financial, scientific and technical personnel and consultants, and on our ability to attract additional personnel.

During our operating history, many essential responsibilities have been assigned to a relatively small number of individuals, and we currently depend heavily upon the efforts and abilities of our management team. However, as we advance into neurology development, the demands on our key employees will expand and we will need to recruit additional qualified employees or consultants for our Company. The competition for such qualified personnel is intense. The loss of services of any of our existing consultants or our inability to attract additional personnel to fill critical positions could adversely affect our ability to efficiently develop our neurology product candidates. The loss or unavailability of the services of any of these individuals could have a material adverse effect on our business, prospects, financial condition and results.

Alternatively, or in addition to the above, we may enter into strategic alliances or partnership with other industry entities to utilize their research, development, manufacturing, testing, regulatory or commercialization skills, but we may be unable to enter into such agreements on favorable terms, if at all. If our future strategic collaborators do not commit sufficient resources to our alliances or partnerships and the progress of our development, if any, and we are unable to develop the necessary capabilities on our own, we may be unable to advance the development of our neurology asset product candidates to the point of commercialization, even if we obtain regulatory approval. We will be competing with many companies that currently have existing, extensive and well-funded operations, and without a significant internal team or the support of a third party to perform essential functions related to neurology research, development, manufacturing, testing, regulatory approval, and commercialization, we may be unable to compete successfully against these more established companies and our neurology product candidates may fail.

Any failure by us to effectively limit such risks as we implement our strategic acquisition could have a material adverse effect on our business, financial condition or results of operations and cause the price of our securities to fall.

Our success with regard to the Neurology Assets depends on the viability of our business strategy with regard to those assets, which is unproven and may be unfeasible.

Our revenue and income potential with regard to the Neurology Assets, in particular the concussion asset, are unproven, and we continue to develop our strategy for such assets. Our anticipated business model is based on a variety of assumptions based on a growing trend in the healthcare systems in the United States and many other countries. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable. The product candidate ONP-002 (the concussion asset) being developed is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-002 will be approved for commercial use. The product candidate ONP-001 (the potential treatment for Niemann Pick Disease Type C) is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-001 will be approved for commercial use. Further, we own 50% of the rights to this product candidate, with the other 50% owner by a third party. We anticipate this product candidate will be developed through a joint venture with a third party. However, the joint venture with that third party has not been finalized. If we fail to obtain marketing authorization for these product candidates, our business, financial condition, and results of operations will be materially adversely affected.

There are substantial inherent risks in attempting to commercialize newly developed products, and, as a result, we may not be able to successfully develop any products.

We hope to conduct research and development of the purchased Neurology Assets. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development require significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that some or all of our future product candidates will never be successfully developed. If we are unable to successfully develop new products, we may be unable to generate new revenue sources or build a sustainable or profitable business.

With limited resources we have paused our other product candidate research and development and now rely on the progress and success of ONP-002.

With limited capital, we have put the research and development of our COVID vaccine program and our lantibiotics program on hold and have chosen instead to focus the limited capital on the development of ONP-002. As such, our future success currently depends on the successful development of ONP-002, our concussion asset, of which there can be no assurances.

We will need to achieve commercial acceptance of our products, if cleared or approved, to generate revenues and achieve profitability.

Superior products may be introduced that compete with the Neurology Assets, which would diminish or extinguish the uses for those products candidates, if cleared or approved. We cannot predict when significant commercial market acceptance for such products, if cleared or approved, will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept such products, then we may not be able to generate revenue from them. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. Our competitors in the industry are predominantly large companies with longer operating histories, with significantly easier access to capital and other resources and an established product pipeline than us. There can be no assurance that we will be able to establish ourselves in our targeted markets, or, if established, that we will be able to maintain our market position, if any. Our commercial opportunity may be reduced if our competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidates are. Competitors also may obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than we may obtain marketing authorization for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. If we are unable to cost-effectively achieve acceptance of our products by customers, or if our products do not achieve wide market acceptance, then our business will be materially and adversely affected.

The products candidates included in the Neurology Assets are still in development and we have not obtained authorization from any regulatory agency to commercially distribute such products in any country and we may never obtain such authorizations.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. All of our product candidates require regulatory clearance or approvals. We cannot begin marketing and selling product candidates until we obtain applicable authorizations from the applicable regulatory agencies. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product candidate. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

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

Our concussion drug product candidate is at the Phase II clinical stage and has not been approved for sale. We have not conducted substantial research and development for a concussion product candidate, and we may be unable to produce a concussion drug that successfully treats mild traumatic brain injury in a timely and economical manner, if at all.

Our Neurology Asset development program is in the early stages of research and development, and currently includes only one product candidate, which has completed Phase I clinical trials but has not commenced Phase II clinical trials. Limited data exist regarding the safety and efficacy of our concussion product candidate, and we must conduct a substantial amount of additional research, development and clinical testing before any regulatory authority will approve our concussion product candidate. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials or unsatisfactory clinical trial results.

In addition, adverse events, or the perception of adverse events, relating to a concussion product candidate administered intranasally and delivery technologies may negatively impact our ability to develop commercially successful products. Regardless of the veracity of or the data supporting these claims, these and other claims may influence public perception of the use of intranasal delivery product candidates and could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential product candidate. Such greater government regulation could have a material effect on our ability to develop and market our concussion product candidate.

Only a small fraction of biotechnology development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a nasally administered vaccine. Additionally, our ability to develop an effective concussion drug will depend on our ability to work on an accelerated timeline, with uncertain access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced development companies. Even if a market exists, our concussion drug product candidate could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our concussion drug product candidate, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially successful concussion product will materially harm our business.

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

The third party upon whom we rely for the supply of ONP-002 is our sole source of supply, and the loss of this supplier could significantly harm our business.

ONP-002 is a fully synthetic, non-naturally occurring neurosteroid. We have one manufacturer as our current partner in the development of synthetic chemistry and manufacturing of the ONP-002 (Molecular Formula: C20H28O2, Molecular Weight: 300.14 g/mol). Our ability to successfully develop our ONP-002 product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for our product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any products or substances in the event our current supplier ceases their operations or stops offering us sufficient quantities of these materials for any reason.

We are not certain that our single-source supplier will be able to meet our demand, either because of the nature of our agreement with the supplier, our limited experience with the supplier or our relative importance as a customer to the supplier. It may be difficult for us to assess its ability to timely meet our demand in the future based on past performance. While our supplier has generally met our demand on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Moreover, if there is a disruption to our third-party manufacturers’ or suppliers’ relevant operations the supply of ONP-002 and its components will be delayed until such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our pre-clinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

Establishing additional or replacement suppliers for drug products and drug substance used in our product candidates, if required, may not be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the drug product and drug substance used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Certain raw materials required in the manufacture and the formulation of our product candidates are derived from biological sources. Such raw materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and often limited to single-source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. If we or our manufacturers are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms in a timely manner, at sufficient quality levels, or in adequate quantities, if at all, our ability to produce sufficient quantities of our products for clinical or commercial requirements would be negatively impacted. A material shortage, contamination, recall or restriction on the use of certain biologically derived substances or any raw material used in the manufacture of our products could adversely impact or disrupt manufacturing, which would impair our ability to generate revenues from the sale of such product candidates, if approved or cleared.

If Odyssey were to convert all of its Series F Convertible Preferred Stock, they would own more than a majority of our outstanding shares of common stock.

At the closing of the Odyssey transaction, we issued 8,000,000 shares of Series F Convertible Preferred Stock to Odyssey, which are convertible into our common stock on a one-for-one basis. The Series F Convertible Preferred Stock is non-voting, but if Odyssey were to convert all of its shares of Series F Convertible Preferred Stock into our common stock, they would control the vote of more than a majority of our outstanding common stock. Such a conversion would likely be considered a change of control under the rules of the NYSE American, requiring us to apply for and meet the NYSE Americans initial listing standards. We do not currently meet those standards. Accordingly, our Certificate of Designation creating the Series F Preferred Stock specifies that the remainder of the Series F Convertible Preferred shares are not convertible until the occurrence of all of the following: (i) Oragenics’ shall have applied for and been approved for initial listing on the NYSE American or another national securities exchange or shall have been delisted from the NYSE American, which Oragenics’ does not anticipate undertaking until it meets the NYSE American’s initial listing standards, and (ii) if required by the rules of the NYSE American, Oragenics’ shareholders shall have approved any change of control that could be deemed to occur upon the conversion of the Series F Preferred Stock into common stock, based on the fact and circumstances existing at such time.

The market opportunities for our concussion drug product candidate may be smaller than we believe them to be, or alternative drugs or technologies may be adopted, before our concussion drug achieve regulatory approval.

The primary area of focus for our future research and product development activities is the development of a nasally administered treatment of moderate-to-severe concussion (“mTBI”) in the acute through subacute phases, ONP-002. Our current projections of both the number of people who are or will be affected by this disease, as well as the subset of people who may be affected by this disease and who have the potential to benefit from treatment through our ONP-002 product candidate are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. The number of clinical trial participants in the United States, Australia, and elsewhere may turn out to be lower than expected, potential clinical trial participants may not be otherwise amenable to treatment with our products, or new clinical trial participants may become increasingly difficult to identify or gain access to, all of which would adversely affect our ability to conduct the research and development necessary to complete the concussion product candidate.

If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of our Neurology Assets, as well as our other product candidates, are keys to our strategy.

A key element of our business strategy is to discover, develop, validate, and commercialize a treatment product candidate for mTBI, which we aim to market globally to both public and private payers. We cannot assure you that we will be able to successfully complete development of or commercialize any or all of our planned future product candidates, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

●	our recent entry into the neurology research and development industry;

●	failure of future tests at the research or development stages;

●	lack of clinical validation data to support effectiveness;

●	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;

●	regulatory delays at the FDA or from other independent oversight authorities, particularly in light of the demands placed on public health resources during and following the COVID-19 pandemic;

●	failure to obtain or maintain necessary certifications, licenses, clearances or approvals to market or perform the test; or

●	lack of commercial acceptance by the health care marketplace.

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

If we are successful in producing a treatment for mTBI (concussion), we may need to devote significant resources to its scale-up and development, including for use by the U.S. government or other foreign authorities. Moreover, government involvement may limit the commercial success of our concussion product candidate.

We have not manufactured a concussion treatment to date, but if we were to do so, the economic value of such a treatment to us could be limited by such government action or inaction. Various government entities, including the U.S. government, offer, but may not continue to offer, incentives, grants and contracts to encourage the research and development of new drug technologies, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our concussion treatment product candidate.

In the event that any of the pre-clinical research or, if an IND is accepted by the FDA, the Phase II clinical trials for our concussion treatment product candidate are perceived to be successful, we may need to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of this potential treatment through a variety of U.S. government-sponsored mechanisms, such as an Expanded Access Program or an Emergency Use Authorization program. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other existing product candidate programs. In addition, since the path to licensure of any concussion drug treatment is unclear there could be a negative impact on our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

Our product candidates, if approved, will face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other products, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies and may need to compete with unregulated, unapproved, and off-label treatments. Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications, and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety, and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. Such competition could lead to a reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results, and prospects.

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

Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, CSL Ltd., Sanofi Pasteur, SA, Pfizer Inc., Johnson & Johnson, AstraZeneca, and Moderna, among others, compete in the market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products.

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

In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies. We may not be successful in gaining any market share. Our technologies and neurology product candidates also may be rendered obsolete or non-competitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date ONP-002 has successfully completed Phase I clinical trials but has not yet completed Phase II clinical trials. It is possible that when and if future clinical trials are conducted in humans, they will show that our ONP-002 is ineffective or harmful in humans. If ONP-002 is shown to be ineffective or harmful to humans, we will be unable to commercialize and generate revenues from sales of such product candidate.

We intend to seek licensing partners to cover a portion of the costs associated with obtaining regulatory approval for, and manufacturing and marketing of, our product candidates. If we are unable to obtain agreements with third parties to fund these costs, we will have to fund such costs ourselves or we may be unable to extract any value from these technologies.

As we continue our development of product candidates, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies at the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves or we will be unable to extract any value from these technologies. We may also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements and we cannot assure you that we will be able to obtain the necessary financing to pay these costs. If we are unable to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

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

We are heavily dependent upon the ability and expertise of our management team and a very limited number of employees, and the loss of such individuals could have a material adverse effect on our business, operating results or financial condition.

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

We believe that our future success with regard to the Neurology Assets will depend significantly on the skills and efforts of Joseph Michael Redmond, our President, and other key personnel, including Jacob VanLandingham, Ph.D., one of the Company’s independent contractors. The loss of the services of any of these individuals could harm our ability to successfully pursue the development of the Neurology Assets. If any of our executive officers or key personnel left or was otherwise unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

Mr. Redmond continues to serve as President and CEO of Odyssey, which may give rise to conflicts of interest. Additionally, while we expect Mr. Redmond to devote substantially all of his business time and efforts to the Company, we can make no assurance of this given his continuing role with Odyssey.

Prevacus, Inc., is the Company from whom Odyssey purchased the Neurology Assets in 2021. On December 5, 2022, the Mississippi Department of Human Services (“MDHS”) filed an Amended Complaint in the Circuit Court of Hinds County, Mississippi First Judicial District against Mississippi Community Education Center, Inc., a non-profit corporation, Nancy New, its director, Prevacus, Dr. VanLandingham its founder, and several other defendants, alleging, among other things, a conspiracy to defraud the MDHS. The MDHS is designated by Mississippi law as the State agency exclusively responsible for administering the federally-authorized and federally-funded anti-poverty (or “welfare”) program known as the Temporary Assistance for Needy Families program, or “TANF.” With regard to Prevacus and Dr. VanLandingham, the complaint alleges that $2.1 million was funneled through the Mississippi Community Education Center, a nonprofit run by Nancy New, to Prevacus and PresolMD, another company founded by Dr. VanLandingham. The MDHS, among other things, is seeking to recover $2.1 million it alleges went to Prevacus and PresolMD. Prevacus and Dr. VanLandingham have denied any wrongdoing and have denied being aware that the funds received from Community Education Center, Inc. were TANF funds. When Odyssey agreed to purchase the Prevacus assets, it did not agree to assume any liability for refunding MDHS. Similarly, any such liabilities would be deemed excluded liabilities under the Company’s asset purchase agreement with Odyssey. As such, the Company does not believe it has any financial exposure related to the reimbursement of the funds paid to Prevacus and does not believe there are any grounds on which the Company could become embroiled in the foregoing legal proceedings. Dr. VanLandingham is not an Officer or Director of Oragenics but is instead an independent contractor. Nevertheless, any negative media related to foregoing legal proceedings, and in particular any negative media related to the concussion assets or Dr. VanLandingham, may negatively impact the Company’s ability to raise capital and otherwise continue the development of the Neurology Assets. Furthermore, Dr. VanLandingham’s ability to continue to assist in the development of the Neurology Assets may be negatively impacted by his need to respond to, and participate in, the foregoing legal proceedings.

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

Our corporate headquarters is located in Sarasota, Florida, a hurricane zone. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, and other public health emergencies could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. For example, the recent COVID-19 pandemic may cause significant disruption to our business operations, the operations of our third-party contractors and suppliers and the operations of our clinical trials, including as a result of significant restrictions or bans on travel into and within the geographic areas in which our manufacturers product our product candidates or where we conduct our clinical trials. A public health emergency could also affect the operations of the FDA and other regulatory or public health authorities, resulting in delays to meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. Such disruption could impede, delay, limit or prevent our employees and third-party contractors from beginning or continuing research and development or clinical trial-related activities, which may impede, delay, limit or prevent initiation or completion of our ongoing clinical trials and pre-clinical research and ultimately lead to the delay or denial of regulatory approval of our product candidates, which could seriously harm our operations and financial condition.

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

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $153,575,836 and $137,731,183, respectively. We also accumulated U.S. federal and state research tax credits of approximately $4,169,354 as of December 31, 2023. Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

The restatement of certain of our financial statements may subject us to risks and uncertainties, including the increased possibilities of legal proceedings.

On April 4, 2023, the management and the Audit Committee of the Company’s Board of Directors concluded that an error impacted certain filings of the Company’s unaudited financial statements filed in 2022. The error that impacted such financials was: not properly analyzing research and development contracts. Management and the Audit Committee of the Company’s Board of Directors concluded that the error had a material effect on the Company’s unaudited financial statements and that the affected unaudited financial statements should be restated and should no longer be relied upon. These filings were as follows:

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

The Company filed all amendments related to the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q with the SEC on April 14, 2023.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We previously identified a material weakness in our internal control over financial reporting, which was subsequently remediated during the year ended December 31, 2023.

The material weakness related to the review of research and development contracts. For additional information on the material weakness identified and our remedial efforts, see “Item 9A. Controls and Procedures”. The material weakness resulted in material errors in the unaudited financial statements for the three-month period ended March 31, 2022, the three- and six- month periods ended June 30, 2022, and the three- and nine- month periods ended September 30, 2022. As a result, we restated certain information contained in its previously issued unaudited interim consolidated financial statements for the Q1 2022 10-Q, Q2 2022 10-Q, and Q3 2022 10-Q. All such amendments were filed with the SEC on April 14, 2023.

Although we have completed our remediation of the material weakness, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to produce accurate consolidated financial statements in the future, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Risks Related to Our Intellectual Property and Data Security and Privacy

Our limited resources and decision to pause the development of our COVID-19 vaccine candidate to focus on the development of ONP-002 may result in our breach of certain contracts.

We previously began the research and development stage for our Terra CoV-2 and NT-CoV2-1 vaccine product candidates. In connection therewith, we hold a non-exclusive, worldwide intellectual property license agreement for certain research, patent applications and biological materials relating to the use of pre-fusion coronavirus spike proteins for the development and commercialization of a vaccine against SARS-CoV-2. We also hold a non-exclusive license with the NRC that enables us to pursue the rapid development of next-generation vaccines against SARS-CoV-2 (the “NIH License”) and its variants (the “NRC License”) and an exclusive global license with Inspirevax (the “Inspirevax License” and, together with the NIH License and NRC License, the “License Agreements”).

Under the License Agreements we must use reasonable commercial efforts to bring to market a vaccine product candidate covered by our licenses, which means we must adhere to an existing commercial development plan and existing performance benchmarks. Additionally, we are obliged to pay to the licensors certain minimum annual royalties, certain benchmark-related royalties and royalties based upon a share of any net sales of our vaccine product candidate, following regulatory approval and the first commercial sale. Additionally, among other obligations, we must provide regular written reports to the licensors on the development status of our vaccine product candidate and pay for our pro rata share of the NIH’s patent prosecution-related expenses and fees. Moreover, we must use reasonable commercial efforts to develop, manufacture, and commercialize the vaccine product candidate, to manufacture the vaccine product candidate substantially within the United States and or Canada and provide the United States and Canadian public with reasonable access to the vaccine, if approved for commercialization by the FDA and Canadian regulatory agencies.

Due to our limited resources and recent acquisition of the Neurology Assets, which we believe hold great promise, we have chosen to pause our vaccine product candidates. It is uncertain when, if ever, we will recommence the research and development of our vaccine product candidates as it will require significant additional financing. We may not be able to obtain the additional financing on terms acceptable to us, or at all. As a result, we may be unable to meet our obligations under the License Agreements, which may be terminated, and we may be unable to proceed with the development of our vaccine product candidates in the future.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose our license rights that are important to our vaccine and development of our vaccine product candidates.

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

We cannot prevent Inspirevax, the NRC or NIH (the “licensors”) or other companies related to our vaccine program development, including our competitors, from licensing the same intellectual property and biological materials related to vaccine products that we have licensed or from otherwise duplicating our business model and operations related to vaccine products.

Our vaccine License Agreements (except our Inspirevax License) are nonexclusive licenses, and we are not permitted to sublicense the intellectual property or biological materials covered by the license. Therefore, we cannot be certain that the Licensors have not previously licensed, or that the Licensors will not, in the future, license the intellectual property or biological materials to other biotechnology companies, including those who intend to develop a vaccine product candidate for SARS-CoV-2, some or all of the nonexclusive intellectual property and biological materials available to us under the License Agreements. Moreover, we do not currently own any exclusive rights or licenses necessary to fully develop our NT-CoV2-1 vaccine product candidate, and such rights or licenses, if in existence, could be held by our competitors or used by other third parties to otherwise directly compete against us. If our competitors or others have or acquire exclusive rights or licenses that they could enforce against us, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with rights or licenses of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. Accordingly, while we may develop, acquire or license the additional technologies necessary to the development of our vaccine candidate we cannot assure you that we will be able to develop, acquire or license such technologies or that alternatives will be sufficient to enable development of our NT-CoV2-1 vaccine product candidate or to prevent others from competing with us and developing substantially-similar products.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or the Licensors may be subject to claims that former employees, collaborators or other third parties have an interest in the licensed patents or other intellectual property as an inventor or co-inventor. For example, we or the Licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing the intellectual property covered by the License Agreements or our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our license or the Licensors’ ownership, as applicable, of the licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as our right to use intellectual property that is important to our product candidate development and commercialization. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection insufficient to guard against such infringement. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals. In such instances, we may be unable to enjoin or otherwise prevent infringement of our patents or marketing of competing products in violation of our proprietary rights, generally. Proceedings to enforce our patent rights in foreign jurisdictions could (i) result in substantial costs and divert our efforts and attention from other aspects of our business, (ii) put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and (iii) provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may be unable to seek adequate remedies to address infringement and/or material diminishment of the value of our patents, which could limit our potential revenue opportunities in such jurisdictions. Accordingly, our efforts to establish or enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that engaging in such actions and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, due to the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

Competitors may infringe upon our intellectual property, including our patent applications or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Such proceedings and/or litigation can be expensive – particularly for a company of our size – and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to enjoin the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction are not satisfied. An adverse determination in such a case could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they fail to cover or otherwise protect our product candidates. Moreover, such adverse determinations could subject our patent applications to the risk that they will not issue, or issue with limited and potentially inadequate scope to cover our product candidates.

Interference, derivation, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Our product candidates are protected by patents and patent applications. Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, any future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

In the event of an infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. We may receive in the future notice of claims of infringement of other parties’ proprietary rights. We may not have the financial resources to defend against claims of infringement by other parties or to prosecute third parties for infringement of our intellectual property. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business.

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

The production and marketing of products which may be developed from our Neurology Assets, or otherwise, and our research and development, nonclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities. Most of the product candidates we are developing must undergo rigorous nonclinical testing and clinical trials and an extensive regulatory approval process before they can be marketed in the United States or internationally.

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

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of any of our product candidates or will otherwise satisfy regulatory requirements. Our nonclinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

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

We may be unable to obtain regulatory approval for our concussion candidate, or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

To gain approval to market a new product such as ONP-002, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive pre-clinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier pre-clinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events. Success in pre-clinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon whether the “per protocol”, or PP, analysis is used to report data results or whether the “modified intent-to-treat,” or MITT, approach is used. Accordingly, regardless of the outcome of any Phase 2 trials, any Phase 3 trials we may conduct may not be successful.

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

Any delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business, and our operating results.

Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays in our ability to generate significant revenues and may delay or prevent our receipt of any regulatory approvals necessary to commercialize our planned and future products.

We may not be able to initiate, or continue, or complete in a timely fashion clinical trials for ONP-002 or our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.

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

If we, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the product;

●	regulatory authorities may require a recall of the product or we may voluntarily recall a product;

●	regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a risk evaluation and mitigation strategy, or REMS;

●	we may be subject to limitations as to how we promote the product;

●	we may be required to change the way the product is administered or modify the product in some other way;

●	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

●	sales of the product may decrease significantly;

●	we could be sued and held liable for harm caused to patients; and

●	our brand and reputation may suffer.

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

In addition, the market for certain of our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available.

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

Risks Related to Our Common Stock

We cannot assure you that we will continue to be listed on the NYSE American.

Our common stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. On December 19, 2022, we received notice of a non-compliance from the NYSE American due to our share price being too low. We subsequently effected a one for sixty reverse stock split on January 20, 2023 and received notice on February 1, 2023 from the NYSE American that we had regained compliance. However, we currently are not in compliance with the NYSE American’s continued listing requirements and standards due to our current stockholder’s equity, which is below the NYSE American’s minimum requirement. We anticipate receiving a new notice of a non-compliance from the NYSE American. We will need to raise additional capital to regain compliance, of which there can be no assurances. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. A delisting of our common stock from the NYSE American could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. For example, our outstanding shares of common stock at December 31, 2022 was 2,024,657, due to additional common stock issuances related to capital raises, incentive compensation, and the acquisition of the Odyssey Neurology Assets, at December 31, 2023 our outstanding shares of common stock was 3,080,693. Furthermore, if Odyssey or the holders of Preferred Shares Series A and B convert their preferred shares into common stock an additional 7,511,220 shares of common stock could be issued resulting in dilution to our existing common shareholders.

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

Our operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal research and development plans and forecasts, and our operating costs vary to the extent of our research and development and the planning for and conduct of clinical trials. As a result, we may incur significant or unanticipated expenses associated with our research and development efforts of our product candidates under development. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

●	Our use of available cash resources;

●	decisions by us to continue to pursue research and development and incur additional expenses, such as commencing a clinical trial or increases in research and development with our current product candidate;

●	the timing of release of pre-clinical and clinical trial results and new products and services by our competitors, particularly those that may represent a significant portion of revenues in any given period;

●	changes by our competitors;

●	the level of expenses associated with our regulatory applications or compliance and clinical trials; and

●	the timing of compensation expense associated with equity compensation grants.

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

On May 10, 2017, and on July 25, 2017, we issued an aggregate of 12,000,000 shares of convertible preferred stock, designated as the Series A Convertible Preferred Stock pursuant to the certificate of designation and rights filed by us with the Secretary of State of the State of Florida, with an aggregate original purchase price and initial liquidation preference of $3.0 million. Each share of Series A Convertible Preferred Stock was issued for an amount equal to $0.25 per share, which we refer to as the original purchase price. On March 9, 2018, and August 26, 2022, certain holders of Series A Convertible Preferred Stock elected to convert to common stock and, as a result of such conversions, 5,417,000 shares of Series A Preferred remain outstanding.

On November 8, 2017, we issued 6,600,000 shares of convertible preferred stock, designated as the Series B Convertible Preferred Stock pursuant to the certificate of designation and rights filed by us with the Secretary of State of the State of Florida, with an aggregate original purchase price and initial liquidation preference of $3.3 million. Each share of Series B Convertible Preferred Stock was issued for an amount equal to $0.50 per share, which we refer to as the original purchase price. On August 26, 2022, a certain holder of Series B Convertible Preferred Stock elected to convert to common stock and, as a result of such conversion, 4,050,000 shares of Series B Convertible Preferred Stock remain outstanding.

Our Series A and Series B preferred stock, if not converted into common stock, will also be senior to our common stock in distribution and liquidation if such shares are not converted into common stock, which could negatively affect the value of our common stock and impair our ability to raise additional capital.

The conversion of our Series A Preferred Stock, Series B Preferred Stock, Series F Preferred Stock, and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series A Preferred Stock, Series B Preferred Stock, and Series F Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2023, we had outstanding: (i) 5,417,000 shares of Series A Preferred Stock outstanding, which are convertible into 9,028 shares of common stock and (ii) 4,050,000 shares of Series B Preferred Stock, which are convertible into 13,500 shares of common stock, and (iii) 7,488,692 shares of Series F Preferred Stock, which are convertible into common stock on a one-to-one basis. In addition to our outstanding shares of preferred stock, as of December 31, 2023, there were currently outstanding warrants to purchase 275,990 shares of our common stock. The conversion of our Series A Preferred Stock, Series B Preferred Stock, and Series F Preferred Stock; as well as the exercise of our outstanding warrants will result in significant dilution to existing common shareholders and could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

The trading price of our common stock has historically been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. The closing price of our common stock as reported on the NYSE American had a high price of $9.00 and a low price of $2.62 in the 52-week period ended December 31, 2023. Furthermore, our stock traded within a range of a high volume of 313,400 and a low volume of 900 per share for the period of January 1, 2023, through December 31, 2023. As a result of this volatility, our stockholders could incur substantial losses. Factors that impact our trading price include:

●	results of preclinical and clinical studies of our product candidates or those of our competition, including information related to our development, manufacturing, and distribution efforts with respect to ONP-002, or information regarding such efforts by competitors with respect to their products, may also impact our stock price;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws and regulations applicable to our product candidates;

●	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;

●	introductions and announcements of new products by us or our competitors, and the timing of these introductions or announcements;

●	announcements by us or our competitors of significant acquisitions or other strategic transactions or capital commitments;

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	variance in our financial performance from the expectations of investors;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	changes in legislation or regulatory policies, practices or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities, redemption or conversion of preferred stock or the incurrence of additional debt;

●	actual or expected sales of our common stock by our stockholders;

●	acquisitions and financings; and

●	the trading volume of our common stock;

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

In the past, other publicly traded companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of securities law-related litigation in the future, and such litigation against us, even if unsuccessful, could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business, financial condition and results of operations and prospects.

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

Future issuances of common stock could further depress the market for our common stock. We expect to continue to incur drug development and selling, general and administrative costs, and to satisfy our funding requirements, we will need to sell additional equity securities, which may include sales of significant amounts of common stock to strategic investors, and which common stock may be subject to registration rights and warrants with anti-dilutive protective provisions. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets or in private transactions may adversely affect the market price of our common stock and our stock price may decline substantially. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon the sale of their shares. Also, new equity securities issued may have greater rights, preferences, or privileges than our existing common stock. In addition, we have a significant number of shares of restricted stock, stock options and warrants outstanding. To the extent that outstanding stock options or warrants have been or may be exercised or other shares issued, stockholders may experience further dilution.

If we make one or more significant acquisitions in which the consideration includes stock or other securities, our stockholders’ holdings may be significantly diluted. In addition, stockholders’ holdings may also be diluted if we enter into arrangements with third parties permitting us to issue shares of common stock in lieu of certain cash payments upon the achievement of milestones.

The issuance of shares of our common stock under our 2021 Equity Incentive Plan is covered by Form S-8 registration statements we filed with the Securities and Exchange Commission, or SEC, and upon exercise of the options, such shares may be resold into the market. We have also issued shares of common stock and warrants in connection with previous private placements. Such shares are available for resale as well as certain shares of common stock issuable upon exercise of the warrants. We have also issued shares of our common stock in the private placement and financing transaction, which are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or Securities Act, and such shares may be resold pursuant to the provisions of Rule 144. The resale of shares acquired from us in private transactions could cause our stock price to decline significantly. In addition, the conversion of outstanding shares preferred stock into common stock and the subsequent sale of shares of common stock could also cause our stock price to decline significantly.

In addition, from time to time, certain of our shareholders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions on the open market pursuant to Rule 144, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six-month holding period: (i) affiliated shareholders, or shareholders whose shares are aggregated, may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then-outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated shareholders may sell without such limitations, in each case provided we are current in our public reporting obligations.

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

As a public company listed on the NYSE American, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur before when trading on the OTCQB Marketplace. For example, we are subject to the rules and regulations required by the NYSE American, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costlier. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE American.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” have a public float of less than $250 million and have annual revenues of less than $100 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. We have identified cybersecurity as a critical business risk as part of our overall risk management strategy, which our board of directors oversees.

We have implemented an information security management system in accordance with our risk profile and business that is designed to protect the Company, our employees, and our shareholders from cybersecurity threats. We have also developed an incident response policy and procedure designed to facilitate the handling of cybersecurity incidents.

Our cybersecurity risk management program aims to identify risks from cybersecurity threats. Our cybersecurity risk management program includes a number of components, including informal self-assessments. Our managed security services provider helps us implement additional security controls, including malware protection and network security tools. We take a risk-based approach to the evaluation of third-party vendors.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and cybersecurity incidents that could affect our information or systems. For more information, see Item 1A. Risk Factors.

Governance Related to Cybersecurity Risks

The Board of Directors and Audit Committee oversee the management of risks by the Company’s management. The Audit Committee is responsible for reviewing the Company’s cybersecurity program and risks, as identified by Company management, and the steps that Company management has taken to protect against threats to the Company’s assets including information systems and data security. The Audit Committee provides updates to the Board approximately annually.

ITEM 2. PROPERTIES.

We leased approximately 2,207 square feet for our corporate offices located at 4902 Eisenhower Boulevard, Suite 125, Tampa, Florida 33634. Lease payments per month are inclusive of insurance, taxes and utilities. The lease expired on February 28, 2024, as we elected not to renew it.

In addition to our Tampa location, we leased space at 13700 Progress Boulevard, Alachua, Florida 32615, the space was used as our research facility where some of the research and development for our lantibiotics program was completed. The facility was approximately 5,300 square feet of which approximately 60% was used for laboratory space and the remainder was used as office space and common areas. In September of 2023, we terminated the lease for the Alachua facility. Lease costs for the Alachua facility for the year ended December 31, 2023, include insurance, taxes, utilities, and a one-time early termination fee of approximately $162,000.

ITEM 3. LEGAL PROCEEDINGS.

In 2022 and 2023 we were not a party to any material legal proceedings.

On December 7, 2022, the Company entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). We terminated the Engagement Letter dated August 15, 2023. Ladenburg recently sent the Company an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on our purchase of the Neurology assets. We strongly disagree that any such fee is due to Ladenburg and have initiated a confidential action for arbitration against Ladenburg through FINRA on March 12, 2024, seeking, among other things, a declaratory action ruling that no such fee is owed. Ladenburg has not yet answered the FINRA claim.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol “OGEN”. The last price of our common stock as reported on the NYSE American on March 26, 2024 was $1.41 per share. As of March 26, 2024, there were approximately 40 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name such as banks and brokerage firms.

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

Unregistered Sale of Equity Securities and Use of Proceeds

None, other than reported in Current Reports on Form 8-K.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2023.

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

Overview

We are a development-stage company dedicated to the research and development of nasal delivery pharmaceutical medications in neurology and fighting infectious diseases. Our lead product ONP-002 is a fully synthetic, nonnaturally occurring neurosteroid, is lipophilic, and can cross the blood-brain barrier to rapidly eliminate swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

Our ONP-002 Neurology Asset for Brain Related Illness and Injury

Following our December 2023 acquisition of the assets of Odyssey Health, Inc (“Odyssey”) related to the segment of its business focused on developing medical products that treat brain related illnesses and diseases (the “Neurology Assets”) our lead product and focus is on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

ONP-002 to date has been shown to be stable up to 104 degrees for 18-months. The drug candidate is spray-dry manufactured into a powder and filled into the novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and easy to use in the field.

The proprietary powder formulation and intranasal administration allows for rapid and direct accessibility to the brain. The device is breath propelled and Oragenics expects it to allow patients to blow into the device which closes the soft palate in the back of the nasopharynx, preventing the flow of drug to the lungs or esophagus, minimizes system exposure and side effects, and easily crosses the blood brain barrier. This mechanism traps ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain.

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a	Phase 2b	Phase 3
Complete	Complete	Estimated Q2/Q3 2024 start	Estimated Q4 2024 start	Estimated Q4 2026 start

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

Intellectual Property

Patents on ONP-002 have been filed and/or issued and a patent has been filed on the nasal delivery device as follows:

●	New chemical entity patent filing concerning the C-20 Steroid compounds has been filed with the USPTO and is pending in the U.S. and approved in Europe and Canada.

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.

○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat, minimize and/or prevent traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.

○	An issued U.S. patent expiration with 5-year maximum patent term extension - 9/17/2040.

○	An issued U.S. patent expiration without patent term extension - 9/17/2035.

●	New nasal delivery device filing concerning the Breadth-Powered Nasal Devices has been filed with the USPTO as a utility patent application and with the USPTO PCT Receiving Office as a PCT application.

○	Breadth-Powered Nasal Devices for Treatment of Traumatic Brain Injury (TBI), Including Concussion, and Methods.

○	Inventions relate to, inter alia, breadth-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or systemic and/or central nervous system (“CNS”) injury, disease or disorder with such devices.

An issued U.S. patent expiration - 10/19/2042.

ONP-002 Clinical Trials

ONP-002 has completed a Phase 1 clinical trial in healthy human subjects showing it is safe and well tolerated.

Safety studies have established a dosing regimen of 2X/day for fourteen days. The Phase I clinical trial was performed in Melbourne, Australia with a Contract Research Organization (CRO), Avance Clinical Pty Ltd and Nucleus Network Pty Ltd. The country of Australia provides a currency exchange advantage and a tax rebate at the end of our fiscal year from the Australian government on all Research and Development performed in Australia.

The Phase 1 study was double-blinded, randomized and placebo controlled (3:1, drug: placebo). Phase 1 used a Single Ascending/Multiple Ascending (SAD/MAD) drug administration design. The SAD component was a 1X treatment (low, medium, or high dose) and the MAD component was a 1X/day treatment for five consecutive days (low and medium dose). Blood and urine samples were collected at multiple time points for safety pharmacokinetics. Standard safety monitoring was provided for each body system.

Forty human subjects (31 males, 9 females) were successfully enrolled in Phase I. The Safety Review Board, made up of medical doctors, has reviewed the trial data and has determined the drug is safe and well tolerated at all dosing levels.

We anticipate preparing for Phase 2 clinical trials to further evaluate ONP-002’s safety and efficacy. Based on the Phase I data, we plan to apply for an Investigational New Drug application with the FDA and conduct a Phase II trial in the United States.

We anticipate a Phase 2 clinical trial will be performed administering ONP-002 intranasally in concussed patients 2x a day for up to fourteen days. The Phase 2a feasibility study will be performed in Australia with a target initiation date in the second or third quarter of 2024 to be followed closely by a Phase 2b proof of concept study in the US.

Our SARS-CoV-2 Vaccine Product Candidate – NT-CoV2-1

Prior to the purchase of the Neurology Assets, starting in May 2020 with the acquisition of one hundred percent (100%) of the total issued and outstanding common stock of Noachis Terra, Inc. (“Noachis Terra”) and through December 31, 2023, we were focused on the development and commercialization of a vaccine produce candidate to provide long-lasting immunity from SARS-CoV-2, which causes COVID-19. During that time, we conducted testing in animal models, including SARS-CoV-2 challenge studies in hamsters, using specific formulations for intramuscular administration and intranasal administration, both based on the NIAID pre-fusion stabilized spike protein antigens.

In June of 2021 we initiated an immunogenicity study in mice and on August 30, 2021, we announced the successful completion of the mouse studies that supported further development using either intramuscular or intranasal routes of administration. In September of 2021 we initiated a hamster challenge to assess inhibition of viral replication using adjuvants specific for intramuscular and intranasal administration. In December of 2021, we announced that both formulations generated robust immune responses and reduced the SARS-CoV-2 viral loads to undetectable levels in the nasal passages and lungs five days following a viral challenge. On June 14, 2022, we announced that the results of these studies were published in Nature Scientific Reports.

In March of 2022, following a positive assessment of a rabbit-based pilot study, we initiated a Good Laboratory Practice toxicology study to evaluate the safety profile and immunogenicity of NT-CoV2-1 in rabbits. This preclinical study was designed to provide data required to advance our intranasal vaccine candidate into human clinical studies.

Following the successful results of the animal studies previously referenced and a Type B Pre-IND meeting with the FDA we determined to focus our development efforts and financial resources on the intranasal delivery vaccine produce candidate, NT-CoV2-1. As part of this intranasal development focus, during 2023 we entered into strategic license agreements and announced an award of a grant from CQDM.

However, due to lack of financial resources our research and development activities for our NT-CoV2-1 vaccine product were suspended as of December 31, 2023, and are not currently active. We will continue to evaluate opportunities and funding resources for our SARS-CoV-2 and NT-CoV2-1 candidate products in the future, of which there can be no assurances. These opportunities and funding resources could include; without limitations: sublicensing agreements, joint ventures or partnerships, sales or licensing of technology, government grants, the sale of additional debt or equity securities, and lines of credit or other loans. There are no assurances that we will be able to secure any such opportunity or funding.

Our Lantibiotic Product Candidate

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

In nonclinical testing, MU1140 has shown activity against all Gram-positive bacteria against which it has been tested, including those responsible for a number of healthcare associated infections, or HAIs. A high percentage of hospital-acquired infections are caused by highly antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus (MRSA) or multidrug-resistant Gram-negative bacteria. We believe the need for novel antibiotics is increasing because of the growing resistance of target pathogens to existing FDA approved antibiotics on the market.

Lantibiotics have been difficult to investigate for their clinical usefulness as therapeutic agents in the treatment of infectious diseases due to a general inability to produce or synthesize sufficient quantities of pure amounts of these molecules. Traditional fermentation methods can only produce minute amounts of the lantibiotic.

While lantibiotics are promising, in 2023 we concluded we needed to make several changes to reduce the cash used in operations. In September of 2023, we terminated our lease for the building where some of the research and development activities for the lantibiotic program were undertaken. The closing of the laboratory was part of the continued focus on preserving cash resources while seeking additional funding through various mechanisms.

As of December 31, 2023, research and development activities related to the lantibiotic program are inactive. We will evaluate opportunities for the lantibiotic program; however, moving forward our focus is to strengthen our focus and expertise on developing our intranasal drug delivery platform and drug candidates that treat brain related illnesses and diseases.

Our Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, which forces companies to look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

Recent Developments

Odyssey Neurology Assets. On December 28, 2023 (“the “Closing Date”) we closed the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) between us and Odyssey Health, Inc. (“Odyssey”). We originally entered into the Purchase Agreement on October 4, 2023 (the “Signing Date”); the closing was subject to the satisfaction of certain closing conditions which were satisfied or waived prior to the Closing Date. At the Closing Date we purchased and assumed, and Odyssey sold and assigned, all assets (and assumed certain liabilities) related to the segment of Odyssey’s business focused on developing medical products that treat brain related illnesses and diseases (the “Neurology Assets”). The Neurology Assets include drug candidates for treating mild traumatic brain injury (“mTBI”), also known as concussion, and for treating Niemann Pick Disease Type C (NPC), as well as Odyssey’s proprietary powder formulation and its nasal delivery device.

In consideration for the Neurology Assets, we paid Odyssey $1 million in cash and issued 8 million shares of convertible Series F Preferred Stock to Odyssey. The Series F Preferred Stock is convertible into common stock on a one-to-one basis. Additional information related to the Purchase Agreement and the Series F Preferred Stock can be found in the Form 8-K filed with the Securities and Exchange Commission on October 5, 2023, December 8, 2023, and December 29, 2023.

New President. In connection with the closing and as contemplated in the Purchase Agreement, effective as of the Closing Date, we entered into an Executive Employment Agreement with Joseph Michael Redmond, pursuant to which he will serve as the President of the Company. Additional information related to Mr. Redmond and his employment with the Company can be found in our Forms 8-K filed with the Securities and Exchange Commission on December 29, 2023.

New Directors. On October 4, 2023, our Board of Directors (the “Board”) approved an increase in the size of the board of directors from five (5) to seven (7) individuals. Following the increase in the size of the board of directors, the Board appointed Mr. Bruce Cassidy and Mr. John Gandolfo to our Board. Mr. Cassidy and Mr. Gandolfo were chosen to serve as members of our Board due to their extensive leadership and business experience as well as their prior experience serving on other boards of publicly traded companies. Additional information regarding Mr. Cassidy and Mr. Gandolfo can be found in the Form 8-K filed with the Securities and Exchange Commission on October 5, 2023, and the press release filed October 18, 2023.

Material Transfer Agreement. On September 26, 2023, we completed the sale and transfer of certain materials and data to a third-party (the “Purchaser”) pursuant to a Material Transfer Agreement (the “Transfer Agreement”). Under the terms of the Transfer Agreement, we transferred certain biological samples/strains (referred to as “Samples”) and associated data, including but not limited to testing, assays, and stability data (“Data”) (collectively, the “Transferred Assets”) to the Purchaser, following the Purchaser’s successful testing and verification of the Samples viability. In exchange for the transfer, the Purchaser; (i) paid us $50,000 in cash, and (ii) granted us an option to purchase 1,000,000 shares of the Purchaser’s equity for a total consideration of $1.00, additionally the Purchaser agreed to pay us a royalty equal to ten percent (10%) of the net income from any products developed or derived from the Transferred Assets. The duration of the royalty payments spans a ten (10) year term. The Samples were not connected to any of our current or ongoing research and development projects and were initially developed as part of a research and development project that we had previously halted and preserved until a suitable use could be identified. As of the date of this filing we have not exercised our option to purchase shares of the Purchaser’s company. The agreement did not involve the transfer of any licenses or ownership of intellectual property form the Company to the Purchaser. Additional information regarding the transaction can be found in the Form 8-K filed with the Securities and Exchange Commission on September 29, 2023.

Lease Termination. On September 13, 2023, we exercised our option to terminate our lease agreement for the facility located at 13,700 Progress Boulevard, Alachua, Florida 32615 (the “Lease”). To terminate the Lease, we paid nine (9) months of advance rent, plus prorated rent for the month of September, plus applicable sales tax. In addition, we agreed with the landlord that the security deposit would be retained by the landlord as consideration for accepting the property in “AS IS” condition. We have no further obligations under the Lease. The Alachua Lease contained the laboratory where some of the research and development for the lantibiotic program was undertaken. The lantibiotic program is now on hold.

In addition to the termination of the Lease, the Company eliminated two staff positions and Dr. Martin Handfield transitioned from an employee of the Company to a consultant. Dr. Handfield continues to be available to provide support services on an hourly basis through a consulting agreement. Dr. Handfield’s employment agreement was terminated in accordance with its terms.

Change in Certifying Accountant. On August 15, 2023, upon the completion of a comprehensive selection process, the Audit Committee of the Board of Directors (the “Audit Committee”) approved the dismissal of Mayer Hoffman McCann P.C (“MHM”) and engaged Cherry Bekaert LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2023. Additional information can be found in the Form 8-K filed with the Securities and Exchange Commission on August 18, 2023.

Executive Officer and Director Equity Awards. On August 8, 2023, the Compensation Committee and the Board of Directors approved restricted awards to certain executive officers and directors. Under the 2021 Equity Incentive Plan 40,000 shares of restricted stock was awarded to the Chief Executive Officer, Ms. Kimberly Murphy, and the Chief Financial Officer, Ms. Janet Huffman. Approximately 30,000 of the 40,000 shares vested immediately and the remaining shares vested within six (6) months from the date of the award. Additional information regarding the equity awards can be found in the Form 8-K filed with the Securities and Exchange Commission on August 10, 2023.

Securities Purchase Agreement. On August 4, 2023, we entered into a Securities Purchase Agreement (the “Securities Agreement”) with two healthcare-focused investors. Pursuant to the Securities Agreement we agreed to issue in a private placement (the “Offering”), an aggregate of (i) 404,728 shares of our common stock, $0.001 par value (the “Common Stock”), and (ii) 404,728 shares of Series E Mirroring Preferred Stock (the “Series E Preferred Stock”), the rights and preferences of which are set forth in the Certificate of Designation filed with the Secretary of State for the State of Florida. Gross proceeds from the offering were approximately $850,000. Upon the approval of the Company’s Articles of Amendment to increase its authorized shares of common stock on December 14, 2023, each share of Series E Preferred Stock was automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders of Series E Preferred Stock. Such shares resumed the status of authorized but unissued preferred stock and will no longer be designated as Series E Mirroring Preferred Stock. Additional information can be found regarding the transaction in the Form 8-K filed with the Securities and Exchange Commission on August 4, 2023.

Three-Way Collaborative Agreement. On June 5, 2023, we announced the award of a grant from CQDM, a Canadian bioresearch consortium, for the collaborative development of a variant-agnostic COVID-19 protein subunit vaccine candidate. The project is a collaboration with the National Research Council of Canada and Inspirevax.

New Chief Financial Officer, Secretary and Treasurer. On March 8, 2023, we announced the appointment of Ms. Janet Huffman as our Chief Financial Officer, Secretary and Treasurer.

Ladenburg ATM Offering Sales Agreement. On February 24, 2023, we entered into an At the Market Offering Agreement with Ladenburg, Thalmann & Co., Inc., pursuant to which would issue and sell, from time to time, shares of its common stock, depending on market demand, with the Agent acting as the sales agent or principal. We terminated the At The Market Offering Agreement effective January 30, 2024. During the 12 months ended December 31, 2023, no shares were sold from the ATM.

Global Commercial License Agreement—Inspirevax. On February 23, 2023, we entered into a Commercial License Agreement with Inspirevax, Inc. for its novel intranasal mucosal adjuvant, BDX301, for the development of NT-CoV2-1, our lead intranasal COVID-19 vaccine candidate. Under the exclusive licensing agreement, we contemplated pursuing the development of NT-CoV2-1 with Inspirevax’s novel BDX301 intranasal mucosal adjuvant. In connection therewith, we also formed a Joint Development Committee (JDC) comprising representatives of both companies to oversee the development efforts collaboratively. Under the agreement, we are required to make clinical, regulatory, and commercial milestone payments, as well as tiered royalty payments. Additionally, the agreement provides a certain period of time for the companies to expand their collaboration to pursue the development of additional intranasal vaccine candidates using Inspirevax’s adjuvants.

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

Financial Overview

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $21 million and $14 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, our accumulated deficit was approximately $206 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin Phase 2 work on ONP-002 will be significant. Additionally, our License Agreements also require the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. In addition, Ladenburg Thalmann has sent us an invoice and demand letter claiming it is owed $2,500,000 in connection with our purchase of the Neurology Assets (the “Ladenburg Claim”). While we strongly disagree with such claim and have filed a confidential action for arbitration against Ladenburg through FINRA on March 12, 2024, seeking, among other things, a declaratory action ruling that no such fee is owed, the litigation expenses related thereto will put further strain on our limited resources. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we may not be able to continue as a going concern and are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

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

Our research and development expenses were $15,490,604 and $10,072,684 for the years ended December 31, 2023 and 2022, respectively.

Our current product development strategy contemplates (i) an expected increase in our research and development expenses in the future as we continue the advancement of our product development program for our ONP-002 and (ii) a continued attempt to decrease expenses related to our other product candidates, as we have paused our lantibiotics program and COVID-19 vaccine program pending additional financing and other developments. The lengthy process of completing pre-clinical studies, clinical trials; seeking regulatory approval for our product candidates; and expanding the potential claims we are able to make, requires expenditure of substantial resources. Any failure or delay in completing pre-clinical studies, clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA or the regulatory authority in other jurisdictions where we may seek approval.

Our plan is to budget and manage expenditures in research and development such that they are undertaken in a cost-effective manner yet still advance the research and development efforts focused on ONP-002. Subject to available capital, we expect overall research and development expenses to increase as a result of our ONP-002 product candidate. Our research and development projects focused on ONP-002 are currently expected to be taken to the point where they can be licensed or partnered with larger pharmaceutical companies. Our research and development projects related to other product candidates currently are on hold.

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

We anticipate that our general and administrative expenses to increase, but be subject to variability for, among others, the following reasons:

●	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates; with a focus on ONP-002;

●	the efforts we undertake from, time to time, to raise additional capital;

●	the increased payroll, and stock-based compensation, expanded infrastructure and consulting, legal, accounting and investor relations costs associated with being a public company; and

●	The additional staff hired or retained, as part of the purchase of the Neurology Assets.

The additional staff retained in connection with the purchase of the Neurology Assets is expected to provide additional support in the areas of finance, operations, and executive leadership.

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

Accounting for Mergers and Acquisitions

ASC 805, Business Combinations, provides a model for determining whether an acquisition represents a business combination. In order to be a business, the integrated set of activities of the acquired entity needs to have an input and a substantive process that together significantly contribute to the ability to create outputs. The acquired entity must also pass the “Screen Test” which involves determining whether the acquisition represents an in-substance asset acquisition based on whether the fair value of the gross assets acquired is “substantially all” concentrated in a single asset or group of similar assets. This evaluation excludes certain acquired assets such as cash, deferred taxes, and goodwill associated with deferred taxes, but includes all other gross assets, including any consideration transferred in excess of the identified assets.

The Company accounted for the acquisition of the Neurology Assets of Odyssey as an asset purchase after determining that the transaction did not meet the criteria of a business combination. As such, the net assets were recorded at the date of the acquisition and the resulting IPR&D was recorded as a research and development expense in the statement of operations.

New Accounting Pronouncements

There are no additional accounting pronouncements issued or effective during the twelve months ended December 31, 2023, that have had or are expected to have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending September 30, 2026. The accounting pronouncement is not expected to have a material impact on the Company’s related disclosures.

Effective January 1, 2023, repurchases are subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. The Company did not have an impact to our financial condition or results of operations in 2023 as a result of the excise tax.

Fair Value Measurement of an Equity Security

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement” (“ASU 2022-03”). ASU 2022-03 states that a contractual restriction on the sale of an equity security is not considered in measuring fair value. Furthermore, it requires an entity to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. ASU 2022-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early application is permitted. Upon initial evaluation, the Company does not expect its adoption to have a material impact to the Company’s consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The accounting pronouncement is not expected to have a material impact on the Company’s related disclosures and financial statements.

Results of Operations:

	Year Ended December 31,
	2023	2022	Increase/Decrease	Percentage
Grant revenue	$37,653	$131,521	$(93,868)	(71.4)%
Operating expenses:
Research, and development	15,490,604	10,072,684	5,417,920	53.8%
General and administrative	5,451,952	4,479,605	972,347	21.7%
Total operating expenses	20,942,556	14,552,289	6,390,267	43.9%
Loss from continuing operations	(20,904,903)	(14,420,768)	(6,484,135)	45.0%
Other income (expense):
Interest income	210,394	135,900	74,494	54.8%
Interest expense	(30,591)	(15,103)	(15,488)	102.5%
Other income	69,363	11,582	57,781	498.9%
Total other income (expense), net	249,166	132,379	116,787	88.2%
Loss from continuing operations before income taxes	(20,655,737)	(14,288,389)	(6,367,348)	44.6%
Income tax benefit	—	—	—	—%
Net loss from continuing operations	$(20,655,737)	$(14,288,389)	$(6,367,348)	44.6%

For the Years Ended December 31, 2023 and 2022

Grant revenue. We recorded grant revenue of $37,653 for the year ended December 31, 2023, compared to $131,521 for the year ended December 31, 2022; a decrease of $93,868, or 71.4%. This decrease was attributable to a small business innovation research grant awarded in 2021 that expired in July of 2023 generating 7 months of revenue for the year ended December 31, 2023, as compared to 12 months of revenue for year ended December 31, 2022.

Research and Development. Research and development expenses were $15,490,604 for the year ended December 31, 2023, compared to $10,072,684 for the year ended December 31, 2022; an increase of $5,417,920 or 53.8%. Research and development expenses increased by approximately $10.3 million due to the purchase of the Neurology Assets and the amount of IPR&D expense recorded. This was offset by a decrease of approximately $0.6 million in research and development activities in our Lantibiotics program and a decrease of approximately $4 million in our vaccine program.

The decrease in our lantibiotics and vaccine program development activities was primarily due to our efforts to preserve cash resources, which included the closing of our laboratory where some of the research and development activities for lantibiotics were completed and pausing research and development activities on our vaccine program.

General and Administrative. General and administrative expenses were $5,451,952 for the year ended December 31, 2023, compared to $4,479,605 for the year ended December 31, 2022; an increase of $ 972,347. This net change was primarily due to the following increases and decreases:

●	Increases in:
	o	Restricted stock-based compensation,
	o	Consultants
	o	Employee Options expense and
	o	Accounting expenses
●	Decreases in:
	o	Non-employee options and public company related expenses.

Other Income (Expense). Other income (expense) was $249,166 for the year ended December 31, 2023 compared to $132,379 for the year ended December 31, 2022; an increase of $116,787. The net change was primarily attributable to an increase in interest income and gain on sale of property and equipment of $74,494 and $52,399, offset by a decrease in local business tax of $3,008.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private and public offerings, debt financing, warrant exercises and grants. As of December 31, 2023, we had an accumulated deficit of $(206,218,254) and we have yet to achieve profitability. We incurred net losses of $(20,655,737) and $(14,288,389) for the years ended December 31, 2023 and 2022, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our product candidates through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization. We will need to raise additional capital to fund our operations. We anticipate that our cash resources as of December 31, 2023, will be sufficient to fund our operations as presently structured through the second quarter of 2024. There can be no assurance that additional capital will be available to us on acceptable terms, if at all. Adequate additional funding may not be available to us on acceptable terms, or at all. Assuming we can raise additional capital, we expect that research and development expenses will increase along with general and administrative costs, as we grow and operate our business. The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(7,290,880)	$(15,228,483)
Net cash used in investing activities	(936,285)	(115,519)
Net cash provided by (used in) financing activities	283,880	(494,916)
Net decrease in cash and cash equivalents	$(7,943,285)	$(15,838,918)

During the years ended December 31, 2023 and 2022, our cash flows from operations used cash of $(7,290,880) and $(15,228,483), respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $2,067,593 and $12,693,239 as of December 31, 2023, and 2022, respectively.

During the fiscal years ended December 31, 2023 and 2022, cash used in investing was $(936,285) and $(115,519), respectively. The increase in cash used in investing for the fiscal year 2023 was primarily from the $1,000,000 paid to Odyssey Health as part of the acquisition of the Neurology Assets in December of 2023.

Cash provided by financing for the fiscal year 2023 was $283,880 and cash used in financing activities for the fiscal year 2022 was $(494,916). The net cash provided by financing activities in the fiscal year 2023 was from the sale of approximately 404,728 shares of our common stock and approximately 404,728 shares of our Series E Mirroring Preferred stock which resulted in gross proceeds of approximately $850,000, the proceeds from the sale were partially offset by payments made on our short term note payable related to the financing of our 2023 insurance premiums.

Subsequent to December 31, 2023, in March of 2024 we announced that we closed an offering related to an underwriting agreement entered into February of 2024. As a result of the financing, we sold 1.4 million shares of our common stock at a price to the public of $1.50, the transaction net cash proceeds were approximately $1.8 million after underwriter fees and expenses. The proceeds will be used to fund continued research and development activities and corporate overhead expenses. We anticipate these additional cash proceeds to fund planned operations through the third quarter of 2024. Additional information regarding the transaction can be found in the Form 8-K filed with the Securities and Exchange Commission on February 28, 2024 and March 1, 2024.

Additional details of our financing activities for the periods reflected in this report as well as certain information on our outstanding shares of preferred stock are provided below:

Financings

At-the-Market Program (“ATM Program”)

On February 24, 2023, we entered into an At the Market Offering Agreement (“ATM”) with Ladenburg, Thalmann & Co., Inc. (the “Agent”), pursuant to which we may issue and sell, from time to time, shares of its common stock, depending on market demand, with the Agent acting as the sales agent or principal. Sales of the Shares could be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NYSE American. We sold no Shares under the ATM during the twelve months ended December 31, 2023. We terminated the At The Market Offering Agreement on August 15, 2023.

Other Financings

We entered into short term financing arrangements for the payment of our annual insurance premiums, including our insurance policies for our Directors and Officers, Employment Practices Liability, Products Liability, Property coverage, and other coverages.

On July 24, 2023, we entered into a short-term note payable for $611,109 bearing interest at 9.56% to finance a portion of the Directors’ and officers’ liability insurance and all of the other insurance for the Company. Principal and interest payments on this note began August 24, 2023, and are made evenly based on a straight-line amortization over a 10-month period with the final payment being made in May 24, 2024.

On August 5, 2022, we entered into a short-term note payable for $528,429 bearing interest at 6.24% to finance a portion of the Directors’ and officers’ liability insurance and employment practices liability insurance premiums. Principal and interest payments on this note began August 24, 2022 and were made evenly based on a straight-line amortization over a 10-month period, with the final payment being made in May 2023.

Our Outstanding Preferred Stock

On December 28, 2023, as part of the Purchase Agreement with Odyssey we issued 8,000,000 shares of Series F Convertible Preferred Stock to Odyssey, The Series F Convertible Preferred Stock is convertible into common stock on a one-to-one basis. Odyssey converted 511,803 shares of the Preferred F shares into common stock on December 28, 2023.

As of December 31, 2023 our outstanding Series A, Series B, and Series F Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	5,417,000	9,028
Series B Preferred	4,050,000	13,500
Series F Preferred	7,488,197	7,488,197

In addition, as of December 31, 2023, we have outstanding warrants for the Series A and Series B holders to purchase an aggregate 19,915 shares of our common stock.

Except as otherwise required by law, the Series A, Series B, and Series F Preferred Stock (collectively referred to as the “Preferred Stock”) have no voting rights. However, as long as any shares of the Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders the Preferred Stock, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. Upon any liquidation, dissolution or winding-up by us, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designation), the holders of the Series A and Series B Preferred Stock shall be entitled to receive out of the assets, the greater of (i) the product of the number of shares of preferred stock then held by such holder, multiplied by the Original Issue Price of such series of stock; and (ii) the amount that would be payable to such holder in the Liquidation (as defined in the Certificate of Designation) in respect of Common Stock issuable upon conversion of such shares of Preferred Stock if all outstanding shares of the Preferred Stock were converted into Common Stock immediately prior to the Liquidation. The Preferred Stock is classified as permanent equity. Each of the Series A and Series B Preferred Stock have redemption rights to the extent we have funds legally available therefore, at any time after the fifth anniversary of the original issue date of the applicable series of Preferred Stock. We have the right to redeem all or any portion of the outstanding shares of Series A and Series B Preferred Stock at the original issue price by providing at least seventy-five (75) days written notice of such redemption to all holders of the then outstanding shares of Series A and Series B Convertible Preferred Stock. The Series F Preferred Stock ranks junior to the Series A and Series B Preferred Stock.

Future Capital Requirements

Our capital requirements for 2024 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 2 and Phase 3 clinical testing of our product candidates, and in particular ONP-002, as well as for the manufacture and marketing of any products that are approved for commercial sale. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents provide us with limited liquidity. We believe our existing cash and cash equivalents on December 31, 2023, can allow us to fund our operating plan through the second quarter of 2024. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts. For example, as we continue to work on the development of our product candidates and enter into third party agreements in connection therewith, we will require additional capital.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conduct Phase II clinical trials for our ONP-002 product candidate, file an IND with the FDA and, if approved, engage in Phase III clinical trials;

●	identifying and securing clinical sites for the conduct of human trials for our product candidates;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results, and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with agreements with third parties we put in place to advance our research and development efforts;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

●	our ability to achieve our milestones under our ECC agreement and licensing arrangements and the payment obligations we may have;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

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

Inflation

Inflation affects the cost of raw materials, goods, and services that we use. In recent years, inflation has been modest but has recently increased. High energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. Although we cannot precisely determine the effects of inflation on our business, it is management’s belief that the effects on operating results will not be significant. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs and other costs arising from or related to government-imposed regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-18 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Chief Executive Officer and President, and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and President, and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

As a result, we concluded that there was a material weakness related to the review of research and development contracts and determined that our disclosure controls and procedures and internal control over financial reporting were not effective. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of a material weakness could adversely affect us, our reputation or investor perceptions of us.

We have undertaken measures to remediate the underlying cause of the material weakness noted above. The remediation was completed during the year ended December 31, 2023. As such, we believe that our disclosure controls and procedures and internal control over financial reporting are effective as of December 31, 2023.

Although we have completed the remediation of this material weakness, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to produce accurate consolidated financial statements in the future, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Interim Principal Executive Officer, President, and Chief Financial Officer, has concluded, except for the remediation efforts discussed above, that there were no other significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented a quarterly review of prepaid and accrued expenses to correctly report research and development costs. At the end of each quarter, the CFO performs an analysis to determine the percentage completion of the contracts regarding research and development costs and adjusts certain accounts as needed. Other measures were also put in place to ensure that internal controls were adequate, such as dual control over initiating and approving transactions. As such, we believe that our disclosure controls and procedures and internal control over financial reporting are effective as of December 31, 2023.

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

Limitations on the Effectiveness of Controls

Our management, including our Interim Principal Executive Officer and President, and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Our management, under the supervision of the Interim Principal Executive Officer and President, and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

As discussed elsewhere, in early 2013, we identified a material weakness in our internal control over financial reporting. However, we subsequently remediated the weakness during the year ended December 31, 2023. The material weakness related to the review of research and development contracts. For additional information on the material weakness identified and our remedial efforts, see “Item 9A. Controls and Procedures”.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

(a)	None,

(b)	Rule 105-1 trading arrangement. During the fourth quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and titles of the Company’s Directors, executive officers, key employees and the position they each hold with the Company.

Name	Age	Position
Charles L. Pope*	71	Executive Chairman and Director
Robert C. Koski	64	Director
Dr. Frederick W. Telling, Ph.D.	71	Director
Dr. Alan W. Dunton, M.D.	68	Director
Bruce Cassidy	73	Director
John Gandolfo	63	Director
Kimberly M. Murphy*	60	President, Chief Executive Officer, and Director
Janet Huffman	51	Chief Financial Officer, Secretary and Treasurer
Joseph Michael Redmond*	63	Interim Principal Executive Officer, President

* Ms. Murphy resigned from her role as President and Chief Executive Officer in February of 2024, and, as a result, effective February 2024, Mr. Redmond began serving as the Company’s Interim Principal Executive Officer and President and Mr. Pope began serving, on an interim basis, as Executive Chairman.

Directors of the Company

Charles L. Pope. Mr. Pope was elected Chairman on December 16, 2022, and has served as a Director since June 2010. Mr. Pope served as the Chief Financial Officer of Palm Bancorp, Inc. from June 2009 to June 2012. From September 2007 through June 2009, Mr. Pope served as the Chief Financial Officer of Aerosonic Inc., a manufacturer of aviation products. Mr. Pope served as the Chief Financial Officer of Reptron Inc., a manufacturer of electronic products, from March 2005 through June 2007. From March 2002 to March 2005, Mr. Pope served as Chief Financial Officer of SRI/Surgical Express, Inc. From February 2001 to March 2002, Mr. Pope served as Chief Financial Officer of Innovaro, Inc. (formerly UTEK Corporation NYSE American: INV) a public company. Mr. Pope served as a Director for Trxade Health, Inc. (NASDAQ: MEDS). Mr. Pope served as a Director of Innovaro, Inc. from March 2010 to August 2012. Mr. Pope also served as a director of Inuvo, Inc. from July 2008 through July 2018. Prior to this time, Mr. Pope served as a Partner in the Audit and Financial Advisory Consulting Divisions of PricewaterhouseCoopers LLP, and he was also a Partner in the Accounting and SEC Directorate in PricewaterhouseCoopers LLP’s New York City office. Mr. Pope holds a B.S. degree in Economics and Accounting from Auburn University and is a Certified Public Accountant in Florida.

Mr. Pope brings to our Board over three decades of experience in the finance and accounting fields. In addition, Mr. Pope also has experience serving as a Director of public companies.

Dr. Frederick W. Telling. Dr. Telling has served as a Director since June 2010. Dr. Telling served as Chairman of the Board of Directors from February 4, 2011 through December 16, 2022 and as Executive Chairman from May 2, 2021 through December 16, 2022. Dr. Telling retired from Pfizer Inc. in June 2007 after 30 years of service. At Pfizer Dr. Telling served as its Corporate Vice President and Vice President of Corporate Strategic Planning and Policy. Dr. Telling also serves on the boards of various civic and non-profit organizations. Dr. Telling holds a B.A. degree in History and Economics from Hamilton College and an MA degree in Industrial and Labor Relations and a PhD in Economics and Public Policy from Cornell University.

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

Bruce Cassidy. Mr. Cassidy currently serves on the boards for various companies, including as Chairman of the Board of each of Loop Media, Inc., KeyStar Corp, Arboreta Healthcare, Inc., Selinsky Force, LLC, and The Sarasota Green Group. He was also the founding investor and served on the board of directors of Ohio Legacy Corp. Previously, Mr. Cassidy was the founder and Chief Executive Officer (CEO) of Excel Mining Systems from 1991 until its sale in 2007 to Orica Mining Services, and from 2008 to 2009, served as the President and CEO of one of its subsidiaries, Minova North & South Americas. He is currently the President of The Concession Golf Club in Sarasota, Florida.

John Gandolfo. Mr. Gandolfo has more than 30 years of experience as a Chief Financial Officer (CFO) of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare, and medical device areas. Mr. Gandolfo has had direct responsibility over all financial and treasury functions including capital raising and mergers and acquisitions. Mr. Gandolfo currently serves as CFO of Eyenovia, Inc., (EYEN) a late-stage ophthalmic biopharmaceutical company since January 2018. Prior to this, Mr. Gandolfo was CFO of Xtant Medical Holdings, Inc., a biologics company, from July 2010 through September 2017. Prior to this, he served as the CFO for Progenitor Cell Therapy LLC from January 2009 to June 2010 and, before that, as CFO of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo currently serves on the Board of Directors of Electrocore, Inc. (ECOR) and previously served on the Board of Directors and was chair of the Audit Committee of Odyssey Health, Inc. f/k/a Odyssey Group International, Inc., (ODDY) from 2019 until 2023. Oragenics announced the signing of an asset purchase agreement with Odyssey Health on October 6, 2023.

Mr. Gandolfo is currently a member of the Board of Directors of Electrocore, Inc. (ECOR) and is chair of the Compensation Committee and sits on their audit committee. Mr. Gandolfo received his B.A. degree in Business Administration from Rutgers University.

Executive Management

Kimberly M. Murphy. Ms. Murphy served as our Chief Executive Officer and President June 23, 2022 through February 12, 2024, and as our Chief Financial Officer from December 15, 2022 through March 8, 2023. She has served as a director since May 2020. Before joining the Company, Ms. Murphy served as Vice President of the Influenza Franchise and Global Vaccine Commercialization Leader at GlaxoSmithKline plc (NYSE: GSK) (“GSK”), where she led the global influenza vaccines business, global pandemic preparedness across vaccines and antivirals, lifecycle management, business development, and global P&L management. Ms. Murphy also served as Vice President and Global Marketing Head for the shingles vaccine, SHINGRIX. From June 2014 to May 2015, Ms. Murphy was Vice President and Lead for the North America Vaccines Integration Planning Team, responsible for the integration planning of GSK’s acquisition of Novartis AG’s vaccine division. From October 2012 to June 2014, Ms. Murphy served as Vice President of U.S. Vaccines Customer Strategy and from March 2011 to October 2012, she served as the Senior Director of U.S. Influenza Portfolio Strategy. Prior to joining GSK in March 2011, Ms. Murphy worked for Novartis Vaccines and Diagnostics Inc., a division of Novartis AG (NYSE: NVS), as the head of the U.S. Meningococcal Franchise. Before working for Novartis, Ms. Murphy enjoyed a distinguished career at Merck & Co., Inc. (NYSE: MRK). Ms. Murphy has previously served in board and advisory roles for a privately-held vaccine development company, the Biotechnology Industry Organization’s Biodefense Advisory Council, and the Saint Joseph’s University Pharmaceutical & Healthcare Marketing MBA Program. Ms. Murphy holds a B.A. degree in English from Old Dominion University and a M.B.A. degree in Marketing from Saint Joseph’s University. Ms. Murphy has also completed the Marketing Excellence Program at the Wharton School of the University of Pennsylvania.

Ms. Murphy brings a wealth of experience in the commercialization and marketing of development-stage vaccine candidates, particularly those created by public companies.

Joseph Michael Redmond. Mr. Redmond serves as our President, has over 35 years’ experience in various commercial leadership positions with likes of, Abbott Laboratories KMC Medical Systems, and Bioject Medical Technologies Inc. Mr. Redmond is currently the CEO of Odyssey Health, Inc. and has served in such capacity since 2017. Following the acquisition of the Neurology Assets in December 2023 Mr. Redmond joined the executive team at Oragenics as the President, and following the resignation of Ms. Murphy, Mr. Redmond also serves as the Company’s Interim Principal Executive Officer.

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

Bruce Cassidy

John Gandolfo

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and Directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended December 31, 2023, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers” and Key Employees:

●	Kimberly Murphy, our former President and Chief Executive Officer,
●	Janet Huffman, Chief Financial Officer, and
●	Michael Redmond, President

The Compensation Committee of our Board of Directors is responsible for establishing and evaluating our policies governing the compensation of our executive officers, including our named executive officers. The Compensation Committee reviews and proposes recommendations to the Board of Directors regarding the compensation to be paid to the Chief Executive Officer. In addition, the Compensation Committee reviews and approves the compensation to be paid to all other executive officers. The Compensation Committee ensures that the total compensation paid to our executive officers is fair, reasonable, and competitive. The Compensation Committee has, in the past, at times included the other members of our Board of Directors in its deliberations regarding the salaries of our named executive officers.

At our 2022 Annual Meeting of Shareholders, on an advisory basis, a majority of the shareholders who voted on this matter, approved the compensation of our named executive officers as disclosed in our Proxy Statement. The Compensation Committee believes the views of our shareholders are an important consideration when making decisions regarding our compensation program and will continue to take the views of our shareholders into consideration when assessing our compensation program and making decisions related to the structure and amount of pay.

Business Highlights

During 2023, we further developed our immunization product candidate to combat the novel coronavirus pandemic and at the end of the year, we acquired the Neurology Assets and retained Michael Redmond as our President. Our compensation program continues to reflect the challenges associated with designing a compensation program at the beginning of the year that addresses our pre-clinical work and our strategy of acquiring additional product-development assets. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance and is confident that the decisions made are reflective of this overarching philosophy.

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

Compensation Determination Process

We conduct an annual review of named executive officer compensation, generally in December or January. At the Compensation Committee’s direction, our Chief Executive Officer prepares an executive compensation review for each named executive officer, other than their self, which may include recommendations for:

●	a proposed year-end bonus, if any, based on the achievement of individual and/or corporate objectives;

●	a proposed increase, if any, in base salary and target annual incentive opportunity for the upcoming year; and

●	an award, if any, of stock options or stock awards for the year under review.

As part of the compensation review, our Compensation Committee also considers changes to a named executive officer’s employment agreement, compensation arrangements and benefits, responsibilities, or severance arrangements.

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

Setting Compensation for Named Executive Officers - Compensation Committee, Board of Directors and Chief Executive Officer or Principal Executive Officer

The Compensation Committee of our Board of Directors has the primary responsibility for determining the compensation of our named executive officers. Our Compensation Committee recommends the compensation of our Chief Executive Officer or Principal Executive Officer and determines all compensation matters for our named executive officers, including base salary, bonuses, and equity compensation. Our Board of Directors, after considering the recommendations of the Compensation Committee, makes the final determination with respect to the compensation of our Chief Executive Officer or Principal Executive Officer. Utilizing input from our Chief Executive Officer or Principal Executive Officer, the Compensation Committee makes an independent decision on compensation for each other named executive officers, although our Compensation Committee has, on occasion, submitted its compensation determinations for named executive officers to our full Board of Directors for its approval.

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

Benchmarking in the Context of Our Other Executive Compensation Principles

Our Compensation Committee reviews the compensation of similarly situated executive officers at companies that we consider to be our peers, taking into consideration the experience, position and functional role, level of responsibility and uniqueness of applicable skills of both our executive officers and those of our peers, and the demand and competitiveness for attracting and retaining an individual with each executive officer’s specific expertise and experience. While this analysis is helpful in determining market-competitive compensation for senior management, it is only one factor in determining our executive officers’ compensation, and our Compensation Committee exercises its judgment in determining the nature and extent of its use.

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies known to the members of the Compensation Committee. This information was then used as a reference point for our Compensation Committee to assess our current compensation levels in the course of its deliberations on forms and amounts of compensation. Given our objective of attracting, retaining, motivating, and rewarding a highly-skilled team of executive officers and other employees, we aim to deliver a total compensation package that is within a competitive range around the median as compared to peers, with an emphasis on equity incentive compensation so as to more effectively tie our named executive officers and employees’ interests to those of our shareholders. In light of this, when undertaking such analysis, our Compensation Committee has reviewed data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual bonus) and equity compensation. This competitive analysis is one factor, among others, taken into account by our Compensation Committee in assessing current compensation levels and recommending changes to compensation or additional awards of equity. Our Compensation Committee expects to review such compensation data as it believes necessary to make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group. Due to the small number of employees and executive officers we have, among other factors, our Compensation Committee did not undertake an update to the peer group in 2023.

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

For 2023, the principal components of compensation for our named executive officers consisted of:

●	Annual base salary;

●	Annual bonus incentives; and

●	Equity Incentive Awards / Option Awards.

Annual Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered during the year. Generally, the base salaries reflect the experience, skills, knowledge, and responsibilities required of each executive officer, and reflect our executive officers’ overall performance and contributions to our business.

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

2023 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2023 (the “2023 Bonus Plan”). The percentages were weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2023 performance. Under such a cash bonus program, Ms. Murphy, Ms. Huffman, and Dr. Handfield were eligible for cash bonuses of up to 50%, 35%, and 25% of their respective base salaries, or $215,000, $72,917 (prorated for 10 months), and $55,800 respectively, (each a “Bonus Target”).

The bonuses payable to Ms. Murphy were to be based upon the achievement of the following objectives:

(i) Up to 40% of the Bonus Target for the submission of CTA for the vaccine program;

(ii) Up to 20% of the Bonus Target for the Company’s raising of additional capital;

(iii) Up to 15% of the Bonus Target for lantibiotic research and development planning;

(iv) Up to 20% of the Bonus Target for the Company’s strategic planning initiatives; and

(v) Up to 5% of the Bonus Target for strategic talent acquisition.

The bonuses payable to Ms. Huffman were to be based upon the achievement of the following objectives:

(i) Up to 10% of the Bonus Target for the Company’s annual meeting planning initiatives;

(ii) Up to 5% of the Bonus Target for strategic talent acquisition in the Company’s finance department;

(iii) Up to 35% of the Bonus Target for the Company’s raising of additional capital;

(iv) Up to 20% of the Bonus Target for the Company’s strategic planning initiatives; and

(v) Up to 30% of the Bonus Target for the Company’s strategy and initiatives related to risk management and internal controls.

The executive officers’ actual bonuses for fiscal year 2023 were eligible to exceed 100% of their 2023 Bonus Target percentage in the event performance exceeds the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2023 Bonus Program and the actual amount of such bonus, if any, are at the discretion of the Compensation Committee.

The bonuses payable to Dr. Martin Handfield, our former Senior Vice President of Discovery Research, were based upon the achievement of the following objectives: (i) Up to 60% of the Bonus Target for lantibiotic research and development and regulatory filings; (ii) Up to 20% of the Bonus Target for strategic initiatives regarding the Company’s antivirals program research and development;; (iii) Up to 20% of the Bonus Target for business development, administrative management, and regulatory compliance matters. Dr. Handfield resigned effective May of 2023. A portion of the bonuses earned were paid to Dr. Handfield in connection with his separation from us as a key employee.

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

We have no program, practice, or plan to grant stock options, in coordination with the release of material nonpublic information. We also have not timed the release of material nonpublic information for the purpose of affecting the value of stock options or other compensation, and we have no plan to do so. We do, however, have a policy regarding the adjustment or recovery of stock option awards in connection with the restatement of our financial statements, as our stock option awards have not been tied to the achievement of specific financial statement goals.

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

Employment Agreements. During 2023, we had employment agreements in effect with Ms. Kimberly Murphy, Dr Handfield, Ms. Huffman and Mr. Redmond. We entered into employment agreements with these officers and key employees to ensure that they would perform their respective roles with us for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements. We had an employment agreement with Dr. Handfield who resigned as our key employee, effective May 2023, but he continued to be available to us through a consulting arrangement for a limited time and on an hourly rate basis.

2023 Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2023, achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2023 was competitive with other similarly sized companies. The Compensation Committee took the following key compensation actions in 2023:

Base Salaries

During 2023, we made the following changes in annual base salary for named Executive Officers and key employees.

Name	Annual Salary For 2023	Increase	Annual Salary For 2024
Kimberly Murphy	$430,000	$-	$430,000	*
Janet Huffman	$250,000	$-	$250,000
Joseph Michael Redmond	$396,000	$-	$396,000

* Ms. Murphy resigned from her role as President and Chief Executive Officer in February of 2024 and, as a result, effective February 2024, Mr. Redmond, the Company’s President, began also serving as the Company’s Interim Principal Executive Officer and Mr. Pope began serving, on an interim basis, as Executive Chairman.

Determination of Cash Bonus-2023

We made performance-based cash bonus awards pursuant to the terms of the 2023 Bonus Plan to Ms. Murphy, Ms. Huffman, and Dr. Handfield of $65,000, $55,000, and $41,850 respectively, based upon their performance during 2023. These performance-based cash bonus awards were made in January of 2024.

Determination of Equity Awards:

We made stock option grants to Ms. Huffman under the Company’s 2021 Equity Incentive Plan. Ms. Huffman received a grant to purchase 7,000 shares of Company common stock at an exercise price of $4.00 per share, the closing price of the Company’s common stock on the grant date, March 7, 2023. With respect to Ms. Huffman’s award, 1,400 options vested on the grant date, 1,400 options vested on September 3, 2023, 1,400 options will vest on March 7, 2024, on September 7, 2024, and on March 7, 2025.

On August 8, 2023 Ms. Murphy and Ms. Huffman were also granted restricted shares of the Company’s common stock under the 2021 Equity Incentive Plan in the amount of 25,000 and 15,000 shares respectively. The shares vested 20,000 and 10,000 respectively upon issuance, and the remaining 5,000 each to vest within six (6) months from the award date.

Additionally, in connection with his employment, Mr. Redmond was awarded stock options to acquire 75,000 shares of common stock under the Company’s 2021 Equity Incentive Plan, as amended, at an exercise price of $5.40, which was the Company’s closing price on the Effective Date. 37,500 of the options vested on the date of grant, 18,750 options shall vest on June 24, 2024, and 18,750 options shall vest on the December 28, 2024, in each case provided Mr. Redmond has remained in continuous employment with the Company through such dates.

The stock option awards, and restricted stock awards are subject to the standard terms and conditions of the Company’s form of stock option and restricted stock award agreements which includes, as applicable, earlier vesting upon a change in control of the Company.

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

We entered into employment agreements with our Chief Executive Officer, Ms. Murphy, our Chief Financial Officer, Ms. Huffman, our President Mr. J Redmond, and our Senior Vice President of Research and Development, Dr. Martin Handfield (the “Employment Agreements”).

Employment Agreements—Ms. Murphy, our former Chief Executive Officer

On June 23, 2022, Ms. Murphy entered into an Executive Employment Agreement with us under terms substantially similar to the employment agreements of existing executives. Under the terms of her Executive Employment Agreement, Ms. Murphy’s employment with us became effective June 23, 2022, and she receives an annual base salary of $430,000 and will be eligible for a Performance Bonus with a target of 50% of her annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Ms. Murphy will be eligible to participate in the medical insurance and other benefits available to all employees except her annual vacation will be set at four (4) weeks.

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

The Executive Employment Agreement was terminable at any time by us and upon 30 days’ notice by Ms. Murphy. Upon separation for any reason, the agreement provided that Ms. Murphy is to receive her base salary accrued through the date of termination, and any vested rights and benefits provided under our employee benefit plans and programs. In addition, if Ms. Murphy’s separation from employment is terminated by us without Cause, for Good Reason by Ms. Murphy or for non-renewal by us after the end of the Initial Term and Ms. Murphy signs a full general release then we are obligated to pay Ms. Murphy six months of her annual base salary as severance plus any earned but unpaid Performance Bonus.

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

On February 12, 2024, we entered into a mutually agreeable Separation Agreement (the “Separation Agreement”), with Ms. Murphy pursuant to which her employment with the Company terminated effective February 12, 2024. Ms. Murphy continues to serve as a member of the Company’s board of directors (the “Board”). The Separation Agreement provides Ms. Murphy with the benefits under her employment agreement with the Company for a separation without cause. Ms. Murphy’s resignation was not due to any disagreement with the Company on any matter related to its operations, policies, or practices.

In the Executive Employment Agreement Ms. Murphy has agreed to duties of non-disclosure of Confidential Information, non-competition and non-solicitation and our ownership of development provisions.

Employment Agreements—Mr. Michael Redmond, President

In connection with the purchase of the Neurology Assets we entered into an Executive Employment Agreement with Mr. Redmond with terms substantially similar to existing employment agreements with executives.

Under the terms of the Executive Employment Agreement, Mr. Redmond’s employment with the Company became effective December 28, 2023, and will continue through the first anniversary of the Effective Date and shall automatically be extended for an additional twelve (12) month term. The Executive Employment Agreement provides that he will receive an annual base salary of $396,000 and will be eligible for a Performance Bonus with a target of 50% of his annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Mr. Redmond also will be eligible to participate in the medical insurance and other benefits available to all employees except his annual vacation will be set at four (4) weeks.

In connection with Mr. Redmond’s employment, he also was awarded stock options to acquire 75,000 shares of common stock under the Company’s 2021 Equity Incentive Plan at an exercise price of $5.40, which was the Company’s closing price on the date of his employment agreement. 37,500 of the options vested immediately, 18,750 options vest on June 24, 2024, and 18,750 options vest on the first anniversary of the effective date, in each case provided Mr. Redmond has remained in continuous employment with the Company through such dates.

The Executive Employment Agreement is terminable at any time by the Company and upon 30 days’ notice by Mr. Redmond. Upon separation for any reason Mr. Redmond shall receive his base salary accrued through the date of termination, and any vested rights and benefits provided under employee benefit plans and programs of the Company. In addition, if Mr. Redmond’s separation from employment is terminated by the Company without cause, for good reason by Mr. Redmond or for non-renewal by the Company after the end of the initial term and Mr. Redmond signs a full general release, then the Company would be obligated to pay Mr. Redmond six months of his annual base salary as severance plus any earned but unpaid performance bonus.

If Mr. Redmond’s employment is terminated by the Company without Cause or by Mr. Redmond for Good Reason during the period of 90 days either prior to or following a Change in Control and Mr. Redmond signs a full general release then the Company would be obligated to pay Mr. Redmond twelve months of his annual base salary as severance, any earned, accrued but unpaid bonus Performance Bonus and Mr. Redmond’s Performance Bonus for the year of the Change in Control at target level of performance. Additionally, with any such termination Mr. Redmond’s stock options or other stock awards under the Company’s 2021 Equity Incentive Plan which are not vested shall vest as of his termination date. Under the Executive Employment Agreement, “Change in Control” is defined as a transaction or series of transactions which constitutes a sale of control of the Company, a change in effective control of the Company, or a sale of all or substantially all of the assets of the Company, or a transaction which qualifies as a “change in ownership” or “change in effective control” of the Company or a “change in ownership of substantially all of the assets” of the Company under the standards set forth in Treasury Regulation section 1.409A-3(i)(5).

In the Executive Employment Agreement Mr. Redmond has agreed to duties of non-disclosure of Confidential Information, non-competition and non-solicitation and Company ownership of development provisions.

Employment Agreements—Ms. Huffman, Chief Financial Officer

On March 6, 2023, Ms. Huffman entered into an Executive Employment Agreement with us under terms substantially similar to the employment agreements of existing executives. Under the terms of her Executive Employment Agreement, Ms. Huffman’s employment with us became effective March 6, 2023, and she receives an annual base salary of $250,000 and will be eligible for a Performance Bonus with a target of 35% of her annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Ms. Huffman will be eligible to participate in the medical insurance and other benefits available to all employees except her annual vacation will be set at four (4) weeks.

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

Employment Agreements—Dr. Handfield, Former Senior Vice President of Discovery Research

On May 11, 2010, Dr. Handfield entered into an Executive Employment Agreement with us. Under the terms of his Executive Employment Agreement, Dr. Handfield’s employment became effective May 11, 2010, and ended on May 24, 2023. Dr. Handfield received an annual base salary of $223,200 that was subject to adjustment from time to time as determined by the Board of Directors. Dr. Handfield was eligible for a Performance Bonus with a target of 25% of his annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Dr. Handfield was eligible to participate in the medical insurance and other benefits available to all employees except his annual vacation was set at four (4) weeks.

The Executive Employment Agreement was terminable at any time by either party and provided certain severance options to Dr. Handfield such as; if involuntarily terminated by us, he shall receive his base salary and vacation pay each accrued through the date of termination, and any nonforfeitable benefits earned and payable to him under the terms of the employee handbook (which applies to all employees) and benefits available under any applicable incentive plan in which the executive participates. In addition, if Dr. Handfield’s separation from employment is not voluntary and without cause, we would be obligated to pay him six months of his annual base salary as severance and Dr. Handfield shall be entitled to out placement services. If Dr. Handfield is terminated for Cause, he shall be entitled to receive his base salary and accrued vacation due through the date of termination and any nonforfeitable benefits already earned and payable to Dr. Handfield under the terms of the employee handbook or other applicable incentive plans maintained by us. “Cause” is defined in the Executive Employment Agreement as any action that is illegal, immoral, or improper that reflects on us, Dr. Handfield, or the ability of either to function optimally. If Dr. Handfield voluntarily resigns, he shall be entitled to this base salary and accrued vacation due through the date of termination (including any mutually agreed upon notice period) and any nonforfeitable benefits already earned and payable to Dr. Handfield under the terms of the employee handbook or other incentive plans maintained by us.

As part of Dr. Handfield’s termination from the Company effective May 24, 2023, he was paid severance and benefits pursuant to his Executive Employment Agreement.

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

Summary Compensation Table

The following table sets forth the aggregate compensation in 2023 and 2022 for services in all capacities paid or accrued by the Company to Ms. Kimberly Murphy, and our next most highly compensated officer who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2023, as well as a former executive officer (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Kimberly Murphy	2023	$430,000	$65,000	$84,250	$—	$12,900	$592,150
Chief Executive Officer and President	2022	$224,923	$22,000	$—	$232,000	$5,913	$484,836
Dr. Martin Handfield	2023	$214,138	$41,850	$—	$—	$—	$255,988
Senior Vice President Discovery Research	2022	$223,200	$34,875	$—	$35,000	$6,696	$299,771
Janet Huffman
Chief Financial Officer	2023	$208,333	$55,000	$50,500	$—	$4,063	$267,396
Joseph Redmond	2023	$—	$—	$—	$343,800	$—	$343,800
President and Interim Principal Executive Officer

(1)	For Ms. Murphy and Ms. Huffman, the amounts in this column for 2023 represent a performance-based bonus award pursuant to the terms of the 2023 Bonus Plan which was earned in 2023 and paid out in January 2024. For Mr. Handfield, the amounts in this column for 2023 represent a performance-based bonus award pursuant to the terms of the 2023 Bonus Plan which was earned in 2023 and paid out pro-rata in May 2023 at his resignation. For Ms. Murphy, and Dr. Handfield, the amounts in this column for 2022 represent a performance-based cash bonus award made pursuant to the terms of the 2022 Bonus Plan which was earned in 2022 and paid in December 2022.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On August 8, 2024, Ms. Murphy and Ms. Huffman received restricted stock awards, under the Company’s 2021 Equity Incentive Plan, of 25,000 and 15,000 shares, respectively, with a grant price of $3.37. The restricted stock awards vested at 20,000 shares immediately for Ms. Murphy with the remaining 5,000 shares to vest over six months. The restricted stock awards vested at 10,000 shares immediately for Ms. Huffman with the remaining 5,000 shares to vest over six months.

(3)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). Ms. Murphy and Mr. Sullivan received grants, under the Company’s 2021 Equity Incentive Plan, to purchase 13,330 and 4,167 shares of Company common stock, respectively, at an exercise price of $17.70 per share, the closing price of the Company’s common stock on the grant date, June 23, 2022. In addition, Mr. Sullivan, and Dr Handfield received grants, to purchase 3,334 and 1,667 shares of Company common stock, respectively, at an exercise price of $21.37 per share, the closing price of the Company’s common stock on the grant date, July 29, 2022. The stock option awards are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes, as applicable, earlier vesting upon a change in control of the Company. Under Securities and Exchange Commission rules relating to executive compensation disclosure, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Fair values relating to share grants have been determined under ASC 718 and were calculated using the common stock closing price on the date of grant and multiplying that price by the number of shares subject to the share grant. The equity-based compensation expense relating to the stock grants is recognized over the requisite service period of the grant. For option awards, we utilize the Black-Scholes Pricing Option Pricing Model to determine the fair value on the date of the grant multiplied by the number of options subject to the option grants in accordance with ASC 718. The stock-based compensation expense relating to the stock option grants is recognized over the requisite service period of the grant and the amounts included in the Option Awards column do not reflect compensation actually received by the named executive officers. For information on the assumptions used to calculate the fair value of stock option grants, refer to Note 8 - “Stock Compensation Plan” in our financial statements for the year ended December 31, 2022.

(4)	Amounts in this column for Ms. Murphy, Mr. Sullivan, and Dr Handfield represent the Company’s matching contributions to our Simple IRA retirement plan. The retirement plan requires us to match employee contributions up to the first 3% of compensation earned.

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

Outstanding Equity Awards

The following table provides information concerning unexercised options outstanding as of December 31, 2023:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Kim Murphy	10,666	2,667	(1)	17.70	6/23/2032
President and Chief Executive Officer	2,311			25.80	5/1/2030
	2,667			72.00	2/18/2031
	1,250			29.40	12/16/2031
Janet Huffman	2,800	4,200	(2)	4.00	3/7/2033
Chief Financial Officer
Joseph Redmond	37,500	37,500	(3)	5.37	12/28/2033
President and Interim Principal Executive Officer

(1)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
(2)	Represents awards that are time vested with each award vesting evenly on a semi-annual basis over two years, subject to earlier vesting upon a change in control as defined in the award agreements.
(3)	Represents awards that are time vested with each award vesting half on the day of grant and the remainder over one year, subject to earlier vesting upon a change in control as defined in the award agreements.

Director Compensation

The Director Compensation program for 2023 consisted of the following:

Non-employee Directors

Cash Compensation. The Director compensation program for 2023 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000, and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the Directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

The Board expects to meet in-person for a minimum of four meetings each year. To the extent the Board meets in excess of six in-person meetings an additional per meeting fee would also be considered to be paid to each Director by the Board for such additional in-person meeting. To the extent the Board determines to establish a special committee, or a special committee was previously established and continues to function, the Board would determine the cash compensation payable to each Director serving on any such special committee.

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

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2021 Equity Incentive Plan. In August 2023, the Board considered and made restricted stock awards to non-employee Directors of 25,000 restricted stock awards each which were awarded under the Company’s 2021 Equity Incentive Plan at a grant price of $3.37 per share, the closing price on August 8, 2023. The restricted stock awards vested 20,000 shares immediately and the remaining 5,000 shares over the following six months.

The restricted stock awards are subject to the standard terms and conditions of the Company’s form of restricted stock agreement which includes earlier vesting upon a change in control of the Company.

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

Long-term Incentive Compensation. The Company did not have a Long-Term Incentive Compensation plan in place performance in 2023 for its Non-Employee Directors.

The following table sets forth the compensation of our non-employee Directors in 2023.

Non-Employee Director Compensation Table

Name	Fees earned or paid in cash (1)	Stock Awards (2)	Option awards (3)	All other compensation (4)	Total
Dr. Frederick W. Telling	$72,500.00	84,250	$—	—	$156,750
Robert C. Koski	$50,000.00	84,250	$—	—	$134,250
Charles L. Pope	$112,500.00	84,250	$—	—	$196,750
Dr. Alan W. Dunton	$56,250.00	84,250	$—	—	$140,500
Bruce Cassidy	$11,250.00	—	$13,877	—	$25,127
John Gandolfo	$11,250.00	—	$13,877	—	$25,127

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2023 in connection with their Board service including any service on committees or service in connection with special committees established by the Board.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). On August 8, 2023, the four non-employee directors received 25,000 shares of restricted stock at a grant price of $3.37. According to the terms of the grant, 20,000 shares vest immediately, and the remaining 5,000 shares vest evenly over six months.

(3)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718).

(4)	No other compensation was paid to the non-employee Directors except for reimbursement for travel expenses to Board meetings and other Board-related meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of March 15, 2024 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address (1)	Number of shares beneficially owned	Percentage of ownership (2)
Directors and officers
Robert C. Koski (3)	73,567	1.6%
Charles L. Pope (4)	43,702	1.0%
Dr. Alan Dunton (5)	44,254	1.0%
Dr. Frederick W. Telling (6)	59,801	1.3%
Bruce Cassidy (7)	359,728	8.0%
Janet Huffman (8)	19,200	*
Kimberly Murphy (9)	41,894	*
John Gandolfo (10)	5,102	*
(All Directors and officers as a group 8 persons)	647,248	14.4%

5 % shareholder
Lind Global Fund II LP (11)	265,000	5.9%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 4902 Eisenhower Blvd., Suite 125, Tampa, Florida 33634.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of the Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 15, 2024, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock held by them. Applicable percentage ownership is based on 4,480,693 shares of the Common Stock outstanding as of March 15, 2024, an admission of beneficial ownership of those shares.
(3)	The share amounts include: (i) 18,367 shares held by the Koski Family Limited Partnership (“KFLP”) of which Mr. Koski is a general partner; (ii) 5,000 shares able to be acquired by the KFLP upon conversion of Series B Convertible Preferred Stock; (iii) 4,033 shares able to be acquired by the KFLP upon exercise of warrants; (iv) 27,940 shares owned directly by Mr. Koski; and (v) 18,227 shares able to be acquired pursuant to stock options.
(4)	Includes: 18,227 shares able to be acquired pursuant to stock options.
(5)	Includes: (i) 18,227 shares able to be acquired pursuant to stock options, and (ii) 334 shares able to be acquired upon the exercise of warrants.
(6)	Includes: (i) 19,785 shares able to be acquired pursuant to stock options, and (ii) 2,501 shares able to be acquired upon the exercise of warrants.
(7)	Includes 5,102 shares able to be acquired upon the exercise of stock options. Excel Family Partners, LLLP (“Excel”) acquired 354,728 shares in a private placement on August 4, 2023. Fortress Holdings, LLC (“Fortress”) serves as manager for Excel and Mr. Cassidy serves as a manager for Fortress.
(8)	Includes: 4,200 shares able to be acquired upon the exercise of stock options.
(9)	Includes: 16,894 shares able to be acquired upon the exercise of stock options.
(10)	Represents shares able to be acquired upon the exercise of stock options.
(11)	Based upon information provided by Lind Global Fund II in their Schedule 13D filing with the SEC on March 6, 2024, Lind Global Fund II is the beneficial owner of 265,000 shares of Common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2023 with respect to the 2021 Equity Incentive Plan as amended (the “2021 Plan”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2021 Equity Incentive Plan	244,733	$20.17	1,042,812
Equity compensation plans not approved by stockholders: (1)
None	—	$—	—
Total:	244,733	$20.17	1,042,812

(1)	The Company’s Board of Directors approved a new 2021 Equity Incentive Plan (the “2021 Plan”) and it was submitted to shareholders for approval in connection with the Company’s 2020 annual meeting of shareholders. On February 25, 2022 the shareholders approved the 2021 Plan which is the successor to our 2012 Plan. On December 14, 2023 at the Company’s 2022 Annual Meeting the shareholders approved an amendment to the plan which provided for an additional 1 million shares to be added to the available shares. As amended the 2021 Plan provides the aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 1,166,667 new shares, (ii) the number of shares remaining available for the grant of new awards under the 2012 Plan as of immediately prior to the effective date of the 2021 Plan, and (iii) certain shares subject to outstanding awards granted under the 2012 Plan that may become available for issuance under the 2021 Plan, as such shares become available from time to time.

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

Asset Purchase Agreement-Acquisition of Neurology Assets.

On December 28, 2023, we consummated the transactions contemplated by the Odyssey Asset Purchase, in connection with which we paid Odyssey $1,000,000 in cash and 8,000,000 shares of Series F Convertible Preferred Stock. Additionally, at such closing, we entered into the Redmond Employment Agreement and awarded stock options to Mr. Redmond to acquire 75,000 shares of common stock under the Company’s 2021 Equity Incentive Plan at an exercise price of $5.40, which was the Company’s closing price on the date of his employment agreement. 37,500 of the options vested immediately, 18,750 options vests on June 24, 2024, and 18,750 options vest on December 28, 2024. At the time of such closing, Mr. Redmond was, and continues to be, the Chief Executive Officer, President, and Chairman of the Board of Odyssey.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s prior accountants, Mayer Hoffman McCann P.C. (“MHM”), and Cherry Bekaert, the Company’s current principal accountants, in the categories indicated during each of the past two fiscal years ended December 31:

MHM Fees

Services Rendered	2023	2022
Audit Fees (1)	$275,255	$154,475
Audit-Related Fees (2)	—	—
Tax Fees (3)	8,750	—
All Other Fees (4)	—	—
	$284,005	$154,475

Cherry Bekaert Fees

Services Rendered	2023	2022
Audit Fees (1)	$125,725	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
	$125,725	$—

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C. or Cherry Bekaert.

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure. Substantially all of Cherry Bekaert LLP’s personnel, who work under the control of Cherry Bekaert LLP partners, are employees of Cherry Bekaert Advisory, LLC, which provides personnel and other services to Cherry Bekaert LLP in an alternative practice structure.

Pre-Approval Policy

The Audit Committee approves in advance all audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the Securities and Exchange Commission rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Cherry Bekaert, LLP for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-18.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

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

Dated: March 29, 2024

ORAGENICS, INC.

By:	/s/ J. Michael Redmond
J. Michael Redmond
President and Interim Principal Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Oragenics, Inc., hereby constitutes and appoints J. Michael Redmond and Janet Huffman, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for herself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Michael Redmond	President, Interim Principal Executive Officer	March 29, 2024
J. Michael Redmond

/s/ Janet Huffman	Chief Financial Officer, Secretary and Treasurer	March 29, 2024
Janet Huffman	(Principal Accounting and Financial Officer)

/s/ Robert. C. Koski	Director	March 29, 2024
Robert C. Koski

/s/ Charles L. Pope	Chairman and Director	March 29, 2024
Charles L. Pope

/s/ Frederick W. Telling	Director	March 29, 2024
Frederick W. Telling

/s/ Alan W. Dunton	Director	March 29, 2024
Alan W. Dunton

/s/ Bruce Cassidy	Director	March 29, 2024
Bruce Cassidy

/s/ John Gandolfo	Director	March 29, 2024
John Gandolfo

/s/ Kimberly Murphy	Director	March 29, 2024
Kimberly Murphy

Oragenics, Inc.

Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Report of Cherry Bekaert LLP, Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oragenics, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matter – Asset Purchase

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Note 3 to the financial statements, on December 28, 2023, the Company acquired certain intellectual property assets in a transaction accounted for as an asset purchase (the “Transaction”). The assets acquired were recorded at fair value and were comprised of acquired in-process research and development, which was recorded as a research and development expense in the Company’s 2023 statement of operations.

Auditing the Company’s accounting for the Transaction was complex because of the judgment and estimates involved in recording the Transaction, including the fair value of the Series F Preferred Stock.

How the Critical Audit Matter Was Addressed in the Audit

To test the Company’s accounting for the Transaction, we performed the following audit procedures:

We evaluated the Company’s application of the relevant accounting guidance as defined in ASC Topic 805 – Business Combinations.

We recalculated the fair value of the non-cash consideration paid in the Transaction, including the Series F Preferred Stock.

We also assessed the appropriateness of the related disclosures in the financial statements.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida March 28, 2024

Report of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Shareholders of Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oragenics, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2005 to 2023.

/s/ Mayer Hoffman McCann P.C.

St. Petersburg, FL

April 17, 2023

Oragenics, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$3,483,501	$11,426,785
Prepaid expenses and other current assets	382,273	2,862,738
Total current assets	3,865,774	14,289,523
Property and equipment, net	-	121,062
Prepaid research and development expense	1,090,750	-
Operating lease right-of-use assets	9,811	347,440
Total assets	$4,966,335	$14,758,025
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,475,667	$1,124,197
Short-term notes payable	312,703	267,640
Operating lease liabilities - Current	9,811	204,447
Total current liabilities	1,798,181	1,596,284

Long-term liabilities:
Operating lease liabilities - Long Term	-	152,439
Total long-term liabilities	-	152,439

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000 and 5,417,000 Series A shares, 4,050,000 and 4,050,000 Series B shares, -0- and -0- Series C shares, 7,488,197 and -0- Series F shares outstanding at December 31, 2023 and December 31, 2022, respectively	1,592,723	1,592,723
Common stock, $0.001 par value; 350,000,000 shares authorized; 3,080,693 and 2,024,657 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,081	2,025
Additional paid-in capital	207,790,604	196,977,071
Accumulated Deficit	(206,218,254)	(185,562,517)
Total shareholders’ equity	3,168,154	13,009,302
Total liabilities and shareholders’ equity	$4,966,335	$14,758,025

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	For the Year Ended December 31,
	2023	2022

Grant revenue	$37,653	$131,521

Operating expenses:
Research and development	15,490,604	10,072,684
General and administrative	5,451,952	4,479,605
Total operating expenses	20,942,556	14,552,289
Loss from operations	(20,904,903)	(14,420,768)
Other income (expense):
Interest income	210,394	135,900
Interest expense	(30,591)	(15,103)
Miscellaneous income	69,363	11,582
Total other income, net	249,166	132,379
Loss before income taxes	(20,655,737)	(14,288,389)
Income tax benefit	—	—
Net loss	$(20,655,737)	$(14,288,389)
Basic and diluted net loss per share	$(9.18)	$(7.11)
Shares used to compute basic and diluted net loss per share	2,249,694	2,009,234

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302
Compensation expense relating to option issuances	—	—	—	—	550,083	—	550,083
Compensation expense relating to restricted stock issuances	140,000	140	—	—	466,605	—	466,745
Issuance of Series F preferred stock			8,000,000	—	8,947,834	—	8,947,834
Conversion of Series F preferred stock to common stock	511,308	511	(511,803)	—	(511)	—	—
Common stock issued in private placement	404,728	405	—	—	849,522	—	849,927
Net loss	—	—	—	—	—	(20,655,737)	(20,655,737)
Balances at December 31, 2023	3,080,693	$3,081	16,955,197	$1,592,723	$207,790,604	$(206,218,254)	$3,168,154

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	2,002,946	$2,003	16,017,000	$2,656,713	$195,101,611	$(171,274,128)	$26,486,199
Compensation expense relating to option issuances	—	—	—	—	742,203	—	742,203
Conversion of Series A preferred stock to common stock	6,667	7	(4,000,000)	(415,169)	415,162	—	—
Conversion of Series B preferred stock to common stock	8,500	9	(2,550,000)	(648,821)	648,812	—	—
Proceeds from issuance of common stock	6,544	6			69,283		69,289
Net loss	—	—	—	—	—	(14,288,389)	(14,288,389)
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	(185,562,517)	$13,009,302

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,655,737)	$(14,288,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)	10,273,506	—
Depreciation and amortization	27,391	44,667
Loss (Gain) on sale of fixed assets, net	29,956	(10,964)
Stock-based compensation expense	1,016,828	742,203
Changes in operating assets and liabilities:
Other receivables	-	6,987
Operating Lease Right of Use Assets	337,629	-
Prepaid expenses and other current assets	2,000,824	(1,899,612)
Prepaid R&D assets - other assets	-	-
Lease Liabilities	(347,075)
Accounts payable and accrued expenses	25,798	176,625
Net cash used in operating activities	(7,290,880)	(15,228,483)
Cash flows from investing activities:
Proceeds from sale of property and equipment	63,716	12,000
Cash paid for IPR&D	(1,000,000)	—
Purchase of property and equipment	-	(127,519)
Net cash provided by (used in) investing activities	(936,284)	(115,519)
Cash flows from financing activities:
Payments on short-term notes payable	(566,046)	(564,205)
Proceeds from issuance of common stock for private placement	849,926	69,289
Borrowings under short term notes payable	—	—
Net cash provided by (used in) financing activities	283,880	(494,916)
Net decrease in cash and cash equivalents	(7,943,284)	(15,838,918)
Cash and cash equivalents at beginning of year	11,426,785	27,265,703
Cash and cash equivalents at end of year	$3,483,501	$11,426,785
Supplemental disclosure of cash flow information:
Interest paid	$3,347	$9,290
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid insurance	$611,109	$528,429
Issuance of Series F Preferred stock for IPR&D	$8,947,834	$—
Value of Series A preferred stock converted into common stock	$—	$415,169
Value of Series B preferred stock converted into common stock	$—	$648,821
Par Value of common stock issued in connection with Series A Preferred Stock Conversion	$—	$7
Par Value of common stock issued in connection with Series B Preferred Stock Conversion	$—	$9

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

1. Basis of Presentation

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996. Commencing in December of 2023, we are focused on the development of medical products that treat brain related illnesses and diseases and our lead product candidate and focus is on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Reverse Stock Split

In December of 2022 the Board of Directors approved an amendment to the Company’s articles of incorporation to affect a reverse stock split of the Company’s common stock by a ratio of one for sixty. The Company’s common stock began trading on a split adjusted basis on January 23, 2023. All references to common stock for the comparable fiscal year ended December 31, 2022, have been adjusted to reflect the effect of the reverse split.

Going Concern Consideration

In light of our recurring losses, accumulated deficit and negative cash flow the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

The Company has incurred recurring losses and negative cash flows from operations since inception. To date the Company has not generated significant revenues from operations. The Company incurred a net loss of $(20,655,737) and used cash of $(7,290,880) in its operating activities during the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $(206,218,254).

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock and preferred stock, warrant exercises, income earned on grants and interest income. For the fiscal year ended December 2023 the Company raised approximately $0.8 million in gross proceeds from a private placement and sale of its common stock. The Company expects to incur substantial expenditures to further develop its concussion drug. The Company believes the working capital at December 31, 2023, will be sufficient to meet the business objectives through the second quarter of 2024. A subsequent financing in March of 2024 raised approximately $2.1 million in gross proceeds and approximately $1.8 million in net proceeds. The Company anticipates that these additional cash resources will continue to fund research and development activities and operating expenses through the third quarter of 2024.

These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our consolidated financial statements are issued.

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

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not result in a change in the net loss.

Accounting for Mergers and Acquisition

ASC 805, Business Combinations, provides a model for determining whether an acquisition represents a business combination. In order to be a business, the integrated set of activities of the acquired entity needs to have an input and a substantive process that together significantly contribute to the ability to create outputs. The acquired entity must also pass the “Screen Test” which involves determining whether the acquisition represents an in-substance asset acquisition based on whether the fair value of the gross assets acquired is “substantially all” concentrated in a single asset or group of similar assets. This evaluation excludes certain acquired assets such as cash, deferred taxes, and goodwill associated with deferred taxes, but includes all other gross assets, including any consideration transferred in excess of the identified assets.

The Company accounted for the acquisition of the Odyssey neurology assets as an asset acquisition after determining that the transaction did not meet the criteria of a business combination. The Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets, the most significant of which is the in-process research and development asset associated with the concussion product candidates. The net assets were recorded at fair value at the date of acquisition and the in-process research and development was recorded as research and development expense in the Company’s consolidated statement of operations.

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

Impairment of Long-Lived Assets

The Company periodically reviews their long-lived assets for impairment and reduces the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2023, and 2022.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of employee-related expenses, which include salaries and benefits and attending science conferences; expenses incurred under our license agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies; the cost of acquiring and manufacturing clinical trial materials; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets; license fees, for and milestone payments related to, in-licensed products and technology; stock-based compensation expense; and costs associated with nonclinical activities and regulatory approvals. Prepayments and upfront payments to third party vendors for work to be completed in the future are recorded as a prepaid expense on the Company’s balance sheet. The Company expenses research and development costs on the consolidated statement of operations as expense is incurred or completed.

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

Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash accounts in commercial banks, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2023, the uninsured portion of this balance was $3,102,203. As of December 31, 2022, the uninsured portion of this balance was $11,176,785.

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

3. Acquisition of Concussion Assets

On December 28, 2023, the Company entered into an Asset Purchase Agreement with Odyssey Health, Inc. to purchase their intellectual property assets for their neurology products ONP-001 and ONP-002.

At the closing of the transaction the aggregate fair value of the transaction was $10,273,506, consisting of $1,000,000 cash, assumed accounts payable balances of $325,672, the Company’s Series F Preferred Shares (8,000,000 issued in the transaction).

Fair Value
Cash - Initial Payment	$1,000,000
Assumed Liabilities	325,672
Equity - Preferred Stock	8,947,834
Total Fair Value of Considerations	$10,273,506

The Company evaluated the acquisition transaction and determined that it should be accounted for as an asset purchase. Furthermore, it was determined that the assets acquired were in-process research and development and therefore the aggregate fair value of the purchase price was recorded in research and development expenses in 2023.

4. Property and Equipment, net

Property and equipment, net consists of the following as of December 31, 2023 and 2022:

	2023	2022
Furniture and fixtures	$-	$20,742
Laboratory equipment	-	676,744
Leasehold improvements	-	487,871
Office and computer equipment	-	298,944
	-	1,484,301
Accumulated depreciation and amortization	-	(1,363,239)
Property and equipment, net	$-	$121,062

Depreciation and amortization expense for the years ending December 31, 2023 and 2022 was $27,391 and $44,667 respectively. In September of 2023 we terminated our lease for the building where some of our research and development activities for our lantibiotic program were undertaken. As a result, all our property and equipment assets were disposed of as of December 31, 2023. Our loss on the disposal of assets was approximately $52,000 offset by a gain on sale of assets of $22,443 for the fiscal year ending December 31, 2023.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts payable trade	$1,244,947	$246,690
Accrued expenses	222,739	812,861
Professional fees	-	31,101
Vacation	7,981	33,545
Total accounts payable and accrued expenses	$1,475,667	$1,124,197

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of December 31, 2023 and 2022:

	2023	2022
Directors’ and officers’ liability insurance financing of $611,109 and $528,429 due in monthly installments of $54,366 and $64,316 including principal and interest at 9.55% and 6.24% through May 24, 2024 and May 24, 2023, respectively	$312,703	$267,640

In 2023, the Company did not maintain product liability insurance. In the year ended 2022, the Company also maintained a product liability insurance policy which had been renewed in subsequent periods without premium financing.

7. Prepaid Expense Assets – Current and Long-Term

	December 31, 2023	December 31, 2022
Prepaid research and expense, current	$-	$2,471,809
Prepaid insurance	334,940	372,989
Other prepaid expense, current	47,333	-
Deposits	-	17,940
Prepaid research and development expense, long-term	1,090,750	-
Total Current and Long-Term Prepaid Assets	$1,473,023	$2,862,738

As of December 31, 2023, the Company determined that vaccine program prepaid research and development expense paid to a vendor in 2022 should be reclassified from prepaid current assets to a long-term asset. As a result of vaccine program delays it is not expected that the prepaid amount will be recognized as realized expense in 2024.

8. Shareholders’ Equity

Common Stock

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

Private Placement

On August 4, 2023, we entered into a Securities Purchase Agreement with two healthcare-focused investors, to purchase an aggregate of (i) 404,728 shares of our common stock, $0.001 par value, and (ii) 404,728 shares of Series E Mirroring Preferred Stock. The gross proceeds from the offering were approximately $850,000.

Odyssey Asset Acquisition

As part of the Asset Purchase Agreement with Odyssey, on December 28, 2023, Odyssey converted 511,308 shares of their Series F Preferred Shares into 511,308 shares of our common stock, $0.001 par value.

Other Share Issuances.

On August 8, 2023, the Compensation Committee and Board of Directors approved restricted stock awards to certain executive officers and directors in the amount of 140,000 shares of common stock, 110,000 shares vested immediately, and the remaining 30,000 shares vested six (6) months from the date of the award. The restricted stock awards were subject to the terms and conditions of the Company’s form of restricted stock award agreement which include earlier vesting upon a change in control of the Company.

Preferred Stock

Odyssey Preferred Stock

On December 28, 2023, as part of consideration paid to Odyssey and pursuant to the Asset Purchase Agreement executed with Odyssey, we issued 8,000,000 shares of convertible Series F Preferred Stock, the Series F Preferred Stock is convertible on a one-for one basis. The Series F Preferred Stock has no voting rights, is ranked junior to our Series A and Series B Preferred Stock and is at parity with our common stock, in addition there shall be no dividends paid on the Series F Preferred Stock.

Series E Mirroring Preferred Stock

On August 4, 2023, we entered into a Securities Purchase Agreement with two healthcare-focused investors, to purchase an aggregate of (i) 404,728 shares of our common stock, $0.001 par value, and (ii) 404,728 shares of Series E Mirroring Preferred Stock.

The Company proposed an amendment to its Amended and Restated Articles of Incorporation, in connection with the Company’s 2022 annual meeting of shareholders, to effect an increase in the shares of Common Stock the Company is authorized to issue from 4,166,666 shares of Common Stock to 350,000,000 shares of Common Stock (the “Amendment”). The Series E Preferred Stock had super voting rights on the proposed amendment equal to 2,500 votes per share of Series E Preferred Stock. Pursuant to the Purchase Agreement, the investors agreed to vote their common stock in favor of the amendment. The Series E Preferred automatically voted in favor and against the amendment in the same proportion as the shares of common stock cast at the annual meeting in favor and against the amendment.

The Series E Mirroring Preferred shares had no voting rights except, solely and exclusively with respect to the Amendment and any proposal to adjourn any meeting of shareholders called for the purpose of voting on the Amendment, voting together with the Common Stock and any other issued and outstanding shares of preferred stock of the Company as a single class.

On December 14, 2023, upon effectiveness of the Amendment, each share of Series E Preferred Stock automatically transferred to the Company and was cancelled for no consideration with no action on behalf of the holders of Series E Preferred Stock. The shares resumed the status of authorized but unissued preferred stock and as of December 31, 2023, were no longer designated as Series E Mirroring Preferred Stock.

Warrants

The Company’s outstanding and exercisable warrants as of December 31, 2023 are presented below:

Exercise Price	Total Warrants Outstanding	Exercisable Warrants Outstanding	Expiration Date
$186.00	5,135	5,135	5/10/2024
$186.00	6,694	6,694	7/25/2024
$186.00	10,888	10,888	11/8/2024
$54.00	32,033	32,033	3/25/2024
$60.00	52,911	52,911	7/17/2025
$75.00	153,334	153,334	5/1/2025
	260,995	260,995

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

The Company uses the Black-Scholes Pricing Option Pricing Model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

●	Expected dividend yield — zero based on the Company does not plan to issue dividends.

●	Expected volatility — based on the Company’s historical market price at consistent points in a period equal to the expected life of the options.

●	Risk-free interest rate — based on the US Treasury yield curve in effect at the time of grant.

●	Expected life of options — based on the simplified method of estimating the expected life for current year grants. In prior year, 2022, it was based on the Company’s historical life of options exercised, considering the contractual terms of the grants, vesting schedules and expectations of future employee behavior.

●	The company accounts for forfeitures as they occur.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2023 and 2022:

	2023	2022

Expected dividend yield	0%	0%
Weighted-average expected volatility	119-152%	137-150%
Weighted-average risk-free interest rate	3.93-4.84%	1.28-3.09%
Expected life of options	5.5-6.25 years	10 years

Total compensation cost related to stock options was $550,082 and $742,203 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $287,858 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

The following table represents stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2022	139,090	$41.49	7.85	$-
Granted	144,204	5.11	—	$—
Exercised	—	—	—	$—
Forfeited	(38,561)	52.94	—	$—
Outstanding at December 31, 2023	244,733	$20.17	8.73	$74,559

Exercisable at December 31, 2023	176,559	$25.02	8.30	$48,063

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2022, and December 31, 2023, respectively.

The following table summarizes the weighted average grant date fair value of stock options granted per share, the total intrinsic value of stock options exercised and the grant date fair value of stock options that vested during the years ended December 31, 2023 and 2022:

	2023	2022
Weighted average grant date fair value of stock options granted per share	$4.59	$19.44
Intrinsic value of stock options exercised	$-	$—
Grant date fair value of stock options that vested	$291,401	$9,395

The following table represents restricted stock activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock at beginning of year	-	$-
Granted	140,000	3.37
Vested	(134,000)	3.34
Forfeited	—	—
Non-vested restricted stock at end of year	6,000	3.37

The total fair value of restricted stock vested in 2023 was $451,580. For the year ended December 31, 2023, share-based compensation expense under the plan for restricted stock was about $466,745. There was no restricted stock granted in the year 2022. As of December 31, 2023, there was $5,055 of unrecognized compensation expense related to non-vested restricted shares. This cost is expected to be recognized over a weighted-average period of one month.

10. Retirement Plan

The Company has a defined contribution Simple Individual Retirement Arrangement plan, which covers all employees and provides for a Company match of up to 3% of all employee compensation to the plan. Total matching contributions made by the Company for the years ended December 31, 2023 and 2022 were $20,045 and $26,907 respectively.

11. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Current	$—	$—
Deferred	(5,791,558)	(3,714,988)
Valuation Allowance	5,791,558	3,714,988
Total provision (Deferred benefit) for income taxes	$—	$—

At December 31, 2023 and 2022, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforward	$39,810,409	$37,713,107
Accrued vacation	-	8,751
Non-qualified stock compensation	1,160,775	1,119,642
Capitalized Research & Development costs	3,417,706	2,325,391
Intangibles	2,569,559	-
Total deferred tax assets	46,958,449	41,166,891
Less valuation allowance	(46,958,449)	(41,166,891)
Total net deferred tax asset, net of valuation allowance	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense (benefit) in the statements of operations for the years ended December 31, 2023 and 2022:

	2023	2022
Income tax benefit computed at statutory federal rate of 21% and 21%, respectively	$(4,337,705)	$(3,000,564)
State income tax benefits, net of federal expense/benefit	(1,204,720)	(785,862)
Prior year adjustment	150,533	-
Change in valuation allowance	5,342,529	3,714,988
Non-deductible expenses	272	612
Other	49,091	70,826
Total provision (benefit) for income taxes	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income and projections of future taxable income over which the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not be able to realize the benefits of these deductible differences.

Accordingly, a valuation allowance of $46,958,449 and $41,166,891 has been provided in the accompanying consolidated financial statements as of December 31, 2023 and 2022, respectively. The December 31, 2023 and December 31, 2022 net change in valuation allowance related to deferred tax assets was an increase of $5,791,558 and $3,714,988, respectively, primarily relating to the capitalization of research and development costs and net operating loss carryforwards.

At December 31, 2023, the Company has federal and state tax net operating loss carryforwards of $153,575,836 and $137,731,183, respectively. The State of Pennsylvania tax net operating loss carryforwards will expire through 2036. Federal and Florida tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal and Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but may be subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company also has federal research and development tax credit carryforwards of $4,169,354 of which are included as an uncertain tax position. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2043 unless utilized.

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

For the years ended December 31, 2023 and 2022, the Company incurred $46,229 and $940,106, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida and Pennsylvania. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 201.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$4,027,180
Additions based on tax positions related to the current year	940,106
Reductions for the tax positions of prior years	(115,396)
Expired Tax Credits due to 20-year life	(17,043)
Balance as of December 31, 2022	$4,834,847
Additions based on tax positions related to the current year	46,229
Reductions for the tax positions of prior years	(680,042)
Expired Tax Credits due to 20-year life	(31,680)
Balance as of December 31, 2023	$4,169,354

Included in the balance at December 31, 2023 and 2022, are $4,169,354 and $4,834,847, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2023 and 2022 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

12. Commitments and Contingencies

Leases

Lab Facility-Alachua. The Company’s Alachua facility was leased from a real estate developer for a term of five years beginning in December 2014. Under the lease agreement, the rental payments ranged from $9,641 per month to $10,851 per month. In June of 2019, the Company entered into an amendment for the Alachua facility for a term of five years beginning in December of 2019. Under the amended lease agreement, the rental payments ranged from $12,870 per month to $13,338 per month. In September of 2023, we exercised our early termination option for this lease. Total rental expense for the Alachua facility during the year ended December 31, 2023, was $276,493, which amount includes the early termination fee equal to nine (9) months’ rent.

Corporate Office-Tampa. In November of 2016, the Company entered into an amendment for the leased office space for corporate personnel located in Tampa, FL. The amended lease is for approximately 2,207 square feet. The lease period for the office space was for thirty-six months commencing in March of 2017. Lease payments ranged from $4,138 per month to $4,392 per month inclusive of insurance, taxes and utilities. In November of 2019, the Company entered into an amendment for the Tampa facility for a term of three years beginning in March of 2020. Under the amended lease agreement, the rental payments range from $4,524 per month to $4,800 per month. Total rent expense under this lease was approximately $69,464 for the year ended December 31, 2023.Our lease for this space expired on February 29, 2024.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Weighted Average Remaining Lease Term In Years
Operating leases	0.2	1.72

Weighted Average Discount Rate
Operating leases	6.24%	5.78%

Maturities of operating lease liabilities are as follows:

Year ended December 31:
2024	9,887
Total	$9,887
Less: Imputed interest	(76)
Present value of lease liabilities	$9,811

The cost component of operating leases is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating lease cost	$191,359	$229,312
Short-term lease cost		-
Total lease cost	$191,359	$229,312

Supplemental cash flow information related to operating leases is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$195,257	$235,775

13. Subsequent Events

Termination of our At the Market

On January 23, 2024, we announced the termination of our At the Market Agreement with Ladenburg Thalmann & Co. Inc. dated February 24, 2023.

Shelf Financing

On January 16, 2024, we filed a Preliminary Prospectus with the SEC announcing our intent to raise capital through the sale of common stock from our available and reserved shares under our shelf registration statement on Form S-3 filed with the SEC on May 29, 2020. Subsequently on March 1, 2024, we announced that we had executed the sale of 1,400,000 shares of our common stock at a price of $1.50 per share to the public and $1.395 per share to the underwriter. In addition, we granted the underwriters of the transaction an option exercisable 45 days from the date of the agreement to purchase up to an additional 210,000 shares of common stock solely for the purpose of covering over-allotments.

Resignation of Chief Operating Officer

On February 12, 2024, we announced that we had entered into a mutually agreeable Separation Agreement with Kimberly Murphy, our former Chief Operating Officer. Ms. Murphy continues to serve as a member of our Board of Directors. Following Ms. Murphy’s separation, Charlie Pope our Chairman of the Board was named as Executive Chairman and will provide direction during the transition in management. In addition, the Board of Directors appointed our President, Mr. Redmond, as Interim Principal Officer.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	1/23/23

3.7	Amendment to Articles of Incorporation for Certificate of Designation of Series F Convertible Preferred Stock	8-K	001-32188	3.1	12/8/23

3.8	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23

3.9	Bylaws	SB-2	333-100568	3.2	10/16/02

3.10	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.11	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.12	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

4.1	Specimen Stock Certificate	8-K	001-32188	4.1	1/23/23

4.2	Amended and Restated Warrant Form	8-K	001-32188	4.1	8/1/17

4.3	Form of Common Stock Warrant	8-K	001-32118	4.1	11/9/17

4.4	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.5	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.6	Warrant Agency Agreement	8-K	001-32188	4.2	7/17/18

4.7	Warrant dated May 1, 2020	8-K	001-32188	4.1	5/4/20

4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Lease Agreement between the Company and Hawley-Wiggins LLC dated October 28, 2011 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.20	4/16/12

109

10.2	Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated July 13, 2014 (13700 Progress Blvd, Alachua, FL 32615).	10-Q	001-32188	10.2	8/7/14

10.3	Second Amendment to Lease Agreement between the Company and Hawley-Wiggins LLC dated June 7, 2019 (13700 Progress Blvd, Alachua, FL 32615).	10-K	001-32188	10.15	3/4/20

10.4	Non-exclusive intellectual property and biological materials license agreement with the National Institute of Allergy and Infectious Diseases, an institute within the National Institutes of Health.*	10-Q	001-32188	10.2	8/14/20

10.5	National Research Council (NRC) Canada Technology License Agreement (dated July 26, 2021) and Amendment One (dated September 2, 2021).*	10-Q	001-32188	10.0	11/15/21

10.6	NRC Technology License Amendment 2	10-K	001-32188	10.6	3/24/22

10.7	NRC Technology License Amendment 3	10-K	001-32188	10.7	3/24/22

10.8	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.9	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.10	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.11	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.12	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.13	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.14	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.15	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.16	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	10-K	001-32188	10.23	3/4/20

10.17	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.18	Executive Employment Agreement between the Company and Martin Handfield dated May 11, 2010. +	10-Q	001-32188	10.16	11/14/11

10.19	Executive Employment Agreement between the Company and Kimberly Murphy dated effective June 23, 2022. +	8-K	001-32188	10.1	6/23/22

10.20	Executive Employment Agreement between the Company and Janet Huffman dated effective March 8, 2023. +	8-K			3/8/23

10.21	Executive Employment Agreement for Mr. Redmond dated December 28, 2023	8-K	001-32188	10.1	12/29/23

10.22	2021 Equity Incentive Plan+	8-K	001-3288	10.1	2/28/22

10.23	Form Stock Option Award Agreement (Directors)+	8-K	001-3288	10.2	2/28/22

110

10.24	Form Stock Option Award Agreement (Employees)+	8-K	001-3288	10.3	2/28/22

10.25	Form Stock Option Award Agreement (Consultants)+	8-K	001-3288	10.4	2/28/22

21.1	Subsidiaries of Registrant	10-K	001-3288	21.1	3/24/22

23.1	Consent of Cherry Bekaert LLP, an Independent Public Accounting Firm					X

23.2	Consent of Mayer Hoffman McCann P.C., an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

97.1	Clawback Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

111