Form 10-Q
period 2024-06-30
ORAGENICS INC
filed 2024-08-09
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 8, 2024, there were 5,580,693 shares of Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,348,621	$3,483,501
Prepaid expenses and other current assets	270,334	382,273
Total current assets	1,618,955	3,865,774
Prepaid research and development expense	1,090,750	1,090,750
Operating lease right-of-use assets	—	9,811
Total assets	$2,709,705	$4,966,335
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,383,309	$1,475,667
Short-term notes payable	—	312,703
Operating lease liabilities - Current	—	9,811
Total liabilities	1,383,309	1,798,181

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000 and 5,417,000 Series A shares, 4,050,000 and 4,050,000 Series B shares, -0- and -0- Series C shares, 7,488,692 and 7,488,692 Series F shares outstanding at June 30, 2024 and December 31, 2023, respectively	1,592,723	1,592,723
Common stock, $0.001 par value; 350,000,000 shares authorized and 5,580,693 and 3,080,693 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,581	3,081
Additional paid-in capital	210,702,269	207,790,604
Accumulated Deficit	(210,974,177)	(206,218,254)
Total shareholders’ equity	1,326,396	3,168,154
Total liabilities and shareholders’ equity	$2,709,705	$4,966,335

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Grant revenue	$—	$13,163	$—	$30,187

Operating expenses:
Research and development	906,779	2,006,696	1,570,193	3,679,272
General and administrative	1,399,221	1,115,785	3,195,910	2,365,048
Total operating expenses	2,306,000	3,122,481	4,766,103	6,044,320
Loss from operations	(2,306,000)	(3,109,318)	(4,766,103)	(6,014,133)
Other income (expense):
Interest income	6,405	58,954	25,640	121,155
Interest expense	(1,803)	(843)	(8,888)	(4,190)
Other income	—	621	—	1,745
Foreign currency exchange net	(3,692)	—	(6,572)	—
Total other income, net	910	58,732	10,180	118,710
Loss before income taxes	(2,305,090)	(3,050,586)	(4,755,923)	(5,895,423)
Income tax benefit	—	—	—	—
Net loss	$(2,305,090)	$(3,050,586)	$(4,755,923)	$(5,895,423)
Basic and diluted net loss per share	$(0.51)	$(1.51)	$(1.19)	$(3.04)
Shares used to compute basic and diluted net loss per share	4,529,045	2,024,766	4,012,561	1,941,858

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	3,080,693	$3,081	16,955,197	$1,592,723	$207,790,604	$(206,218,254)	$3,168,154
Compensation expense relating to option issuances	—	—	—	—	69,344	—	69,344
Sale of Common Stock	1,400,000	1,400	—	—	1,837,201	—	1,838,601
Net loss	—	—	—	—	—	(2,450,833)	(2,450,833)
Balances at March 31, 2024	4,480,693	$4,481	16,955,197	$1,592,723	$209,697,149	$(208,669,087)	$2,625,266
Compensation expense relating to option issuances	—	—	—	—	58,220	—	58,220
Sale of Common Stock	1,100,000	1,100	—	—	946,900	—	948,000
Net loss	—	—	—	—	—	(2,305,090)	(2,305,090)
Balances at June 30, 2024	5,580,693	$5,581	$16,955,197	$1,592,723	$210,702,269	$(210,974,177)	$1,326,396

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302
Compensation expense relating to option issuances	—	—	—	—	79,966	—	79,966
Net loss	—	—	—	—	—	(2,844,837)	(2,844,837)
Balances at March 31, 2023	2,024,657	2,025	9,467,000	1,592,723	197,057,037	(188,407,354)	10,244,431
Compensation expense relating to option issuances	—	—	—	—	63,628	—	63,628
Net loss	—	—	—	—	—	(3,050,586)	(3,050,586)
Balances at June 30, 2023	2,024,657	$2,025	9,467,000	$1,592,723	$197,120,665	$(191,457,940)	$7,257,473

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	(4,755,923)	(5,895,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	22,606
Stock-based compensation expense	127,564	143,594
Changes in operating assets and liabilities:
Other receivables	—	(13,163)
Prepaid expenses and other current assets	111,939	1,232,949
Operating lease right of use assets	9,811	98,184
Accounts payable and accrued expenses	(92,358)	(274,070)
Change in operating lease liabilities	(9,811)	-
Net cash used in operating activities	(4,608,778)	(4,685,323)
Cash flows from financing activities:
Payments on short-term notes payable	(312,703)	(267,640)
Net proceeds from issuance of common stock	2,786,601	—
Net cash provided by (used in) financing activities	2,473,898	(267,640)
Net decrease in cash and cash equivalents	(2,134,880)	(4,952,963)
Cash and cash equivalents at beginning of period	3,483,501	11,426,785
Cash and cash equivalents at end of period	$1,348,621	$6,473,822
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,888	$3,347

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

2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2024 and 2023 and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete condensed consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2024, or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024.

Going Concern Consideration

The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $4,755,923 and used cash of $4,608,778 in its operating activities during the six months ended June 30, 2024. As of June 30, 2024, the Company had an accumulated deficit of $210,974,177.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes its working capital at June 30, 2024 will be sufficient to meet the business objectives as presently structured only through the fourth quarter of 2024. As such, there is substantial doubt that we can continue as a going concern beyond that date. As a result, the Company has implemented certain cost-saving initiatives, including the termination of its lease of the corporate office located in Tampa, Florida.

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

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. In the six-month period ended June 30, 2024 the Company secured funding through the sale of approximately 2.6 million shares of its common stock in two public offerings; the gross proceeds from both offerings, in the aggregate, were approximately $3.2 million before underwriting discounts, commissions, and other expenses payable by the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs and forego future development and other opportunities.

3. Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Oragenics, Inc. and our wholly owned subsidiaries Noachis Terra, Inc. (“NTI”) and Oragenics Australia Pty Ltd. All intercompany balances and transactions have been eliminated.

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the six months ended June 30, 2024, that have had, or are expected to have, a material impact on our condensed consolidated financial statements.

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

4. Prepaid Expense, Deposits, and Other Current Assets

Prepaid expenses, deposits, and other current assets consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid research and development expense, current	$248,309	$—
Prepaid insurance	-	334,940
Other prepaid expense, current	22,025	47,333
Prepaid research and development expense, long-term	1,090,750	1,090,750
Total prepaid expense, deposits, and other current assets	$1,361,084	$1,473,023

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts payable trade	$1,180,429	$1,244,947
Accrued expenses	180,955	222,739
Accrued Vacation	21,925	7,981
Total accounts payable and accrued expenses	$1,383,309	$1,475,667

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Directors’ and officers’ liability insurance financing of $611,109 due in monthly installments of $64,316 including principal and interest at 9.55% and 5.34% through May 24, 2024.	$—	$312,703
	$—	$312,703

7. Shareholders’ Equity

Common Stock

Other Share Issuances

Pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-269225) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission. On March 1, 2024, through an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, LLC as representative (the “Representative”) of the underwriters (collectively, the “Underwriters”), the Company sold 1,400,000 shares of common stock at a price of $1.50 per share to the public. According to the terms of the Underwriting Agreement, the Underwriters agreed to purchase the common shares at a price of $1.395 per share. The Company also granted the Underwriters an option exercisable for 45 days from the date of the Underwriting Agreement to purchase up to an additional 210,000 shares of common stock solely for the purpose of covering over-allotments (the “Over-allotment Options”). No Over-allotment Options were exercised. The Company also agreed to issue warrants to the designees of the Representative exercisable one hundred eighty (180) days after February 27, 2024 and expiring on February 27, 2029, to purchase up to 5% of the shares sold through the Underwriting Agreement at an exercise price of $1.875 per share. The gross proceeds from the sale of the shares were $2.1 million before underwriting discounts and commissions and other expenses payable by the Company were deducted.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

On June 25, 2024 the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Dawson James Securities Inc. (“Dawson James” or the “Placement Agent”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering (the “Offering”) of an aggregate of 1,100,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”). The Offering was undertaken pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-269225) and a related prospectus and prospectus supplement filed with the Securities and Exchange Commission. The offering price per share of Common Stock was $1.00. The Company agreed to pay the Placement Agent a placement agent fee in cash equal to 7.00% of the gross proceeds from the Offering, and to reimburse for certain out of pocket expenses, including legal fees not to exceed $75,000. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to five percent 5% of the aggregate number of securities sold in the Offering (“Dawson James Warrants”) with an exercise price of 125% of the offering price of the Common Stock in the Offering and exercisable for five years from the date of the closing of the Offering and are initially exercisable six months from the closing of the Offering.

The Offering resulted in gross proceeds to the Company of $1.1 million before underwriting discounts and commissions and other expenses payable by the Company were deducted.

The Placement Agency Agreement contains customary representations, warranties and agreements, conditions to closing, indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions.

8. Warrants

The Company’s outstanding and exercisable warrants as of June 30, 2024 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	260,995	$82.55
Issued	125,000	1.60
Expired	(37,168)	72.24
Warrants outstanding at June 30, 2024	348,827	52.02

Warrants Outstanding		Exercise Price	Expiration Date
6,694		$186.00	7/25/2024
10,888		$186.00	11/8/2024
153,334		$75.00	5/1/2025
52,911		$60.00	7/17/2025
70,000		$1.88	2/27/2029
55,000	(1)	$1.25	6/29/2029
348,827

All outstanding warrants are classified as equity on the Company’s Condensed Consolidated Balance Sheets.

(1)	– Dawson James Placement Agent warrants are not exercisable until December 23, 2024.

9. Stock Compensation Plan

On September 29, 2023, the Board of Directors approved an amendment to the 2021 Equity Incentive Plan (the “Incentive Plan”) to increase the authorized shares available under the Incentive Plan by 1,000,000. The amendment was approved by the Shareholders on December 14, 2023.

The Incentive Plan, as amended, provides aggregate number of shares of Common Stock that may be issued under the 2021 Plan will not exceed the sum of (i) 1,166,167 new shares, plus (ii) any shares remaining available for the grant of new awards under the 2012 Plan as of immediately prior to the effective date of the 2021 Equity Incentive Plan; plus, (iii) certain shares subject to outstanding awards granted under the 2012 Plan that may become available for issuance under the 2021 Equity Incentive Plan, as such shares become available from time to time.

Options are granted at the fair market value of the Company’s stock on the date of the grant which determines the exercise price after the completion of the vesting period. Options can vest either immediately or over a period of up to three years from their respective grant dates and expire 10 years from the date of grant. As of June 30, 2024 and December 31, 2023, the Company did not award any stock appreciation rights under the Incentive Plan.

A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2023	244,733	$20.17	7.96	$—
Granted	—	—	—	$—
Expired	(17,146)	28.44	—	$—
Forfeited	(4,667)	11.52		$—
Outstanding at June 30, 2024	222,920	$19.72	8.29	$—

Exercisable at June 30, 2024	186,370	$22.55	8.07	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2023 and June 30, 2024; respectively.

As of June 30, 2024, an aggregate of 222,920 shares of common stock are covered by outstanding option awards and 1,042,812 shares of common stock are available for future awards under the Incentive Plan.

Total compensation cost related to stock options was approximately $58,220 and $63,628 for the three months ended June 30, 2024 and 2023, respectively. Total compensation cost related to stock options was approximately $127,564 and $143,594 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $160,927 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

Restricted stock grant activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2023	6,000	$3.37
Vested	(6,000)	3.37
Non-vested restricted stock at June 30, 2024	—	$—

Total compensation cost related to restricted stock awards was approximately $5,000 for the six months ended June 30, 2024. There was no compensation cost related to restricted stock awards for the three months ended June 30, 2024.

10. License and Royalty Agreements

Inspirevax License

On February 23, 2023, the Company entered into a Commercial License Agreement (the “Inspirevax License Agreement”) for its vaccine product candidate with Inspirevax Inc. (“Inspirevax”) pursuant to which Inspirevax granted the Company an exclusive worldwide license to use Inspirevax’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of Inspirevax (the “Inspirevax Technologies”) relating to its novel lipid-protein based intranasal adjuvants, to make, research, and develop an intra-nasal vaccine in combination with an antigen (“Combination Product”) to be used in an intranasal vaccine for use against diseases caused by coronaviruses and any genetic variants thereof to be sold by us. The Company agreed to pay in consideration for the Inspirevax License Agreement an upfront signing fee and to certain milestone payment obligations. As of June 30, 2024, none of the milestone payment obligations for the Inspirevax License Agreement have been met.

11. Commitments and Contingencies

Three-Way Collaborative Agreement

In May of 2023, the Company entered into a Collaborative Research Agreement (the “Collaboration”) with Inspirevax, and the National Research Council (the “Collaborators”) for research related to the Company’s vaccine product candidate. The Collaboration received non-dilutive funding from Consortium Québécois Sur La Découverte Du Médicament (the “CQDM”) a not-for-profit corporation governed by Canada created to promote, stimulate, and support drug research, development and discovery. The CQDM also provides funding for drug research and discovery projects. The project is budgeted to cost approximately $1.7 million Canadian dollars over 27 months. Each collaborator is responsible for funding a portion of the project with payments made upon certain milestones, the CQDM grant award will fund approximately 40% of the budgeted project costs with the Collaborators. As part of the Company’s efforts to focus financial resources to the development of it new lead asset, ONP-002, as of June 30, 2024, the Company has suspended its participation in the three-way agreement until additional financial resources can be allocated for the vaccine related research project.

Ladenburg Thalmann Litigation

On December 7, 2022, the Company entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). The Company terminated the Engagement Letter as of August 15, 2023. Ladenburg recently sent the Company an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on the Company’s purchase of assets from Odyssey Health, Inc. The Company strongly disagrees that any such fee is due to Ladenburg and initiated a confidential action for arbitration against Ladenburg with the Financial Industry Regulatory Authority (“FINRA”) on March 12, 2024, seeking, among other things, a declaratory judgment that no such fee is owed. On April 17, 2024 Ladenburg filed a Complaint in federal court in the Southern District of Florida, and also filed motion for a temporary restraining order (“TRO”) and preliminary injunction seeking to move the venue from FINRA to the federal court in Miami-Dade County. On May 3, 2024 the Magistrate Judge assigned to the case issued a Report and Recommendation denying the motion; although Ladenburg objected to the Report and Recommendation, Magistrate Judge’s Report and Recommendation, the District Court Judge adopted the Report and Recommendation, finalizing the Court’s denial of the requested injunctive relief. On May 9, 2024, the Company filed a motion to dismiss in the federal court action, which is still currently pending. Meanwhile, the FINRA action continues and is set to be heard in February of 2025. The Company believes Ladenburg’s claims are unlikely to prevail and intends to defend itself vigorously. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

Currently research and development activities related to the nasal vaccine platform and our lantibiotic program are inactive, and we will evaluate alternative opportunities for these programs moving forward as we continue to strengthen our focus and expertise on our intranasal drug delivery platform and drug candidates.

About Mild Traumatic Brain Injury (mTBI)

Concussions are an unmet medical need that affects millions worldwide. Repetitive concussions are thought to increase the risk of developing Chronic Traumatic Encephalopathy (“CTE”) and other neuropsychiatric disorders. It is estimated that 5 million concussions occur in the U.S. annually and that as many as 50% go unreported. The worldwide incidence of concussion is estimated at 69 million. The global market for concussion treatment was valued at $6.9 billion in 2020 and is forecast to reach $8.9 billion by 2027, according to Grandview Research. Common settings for concussion include contact sports, military training and operations, motor vehicle accidents, children at play and elderly assistive-living facilities due to falls.

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

ONP-002 to date has been shown to be stable up to 104 degrees for 18-months. The drug candidate is spray-dry manufactured into a powder and filled into the novel intranasal device. The drug is then administered through the nasal passage from a unique nasal delivery device. The novel intranasal device is lightweight and intended to be easy enough for self-administration use in the field or by medical personnel.

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

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a	Phase 2b	Phase 3
Complete	Complete	Estimated Q3/Q4 2024 start	Estimated Q1 2025 start	Estimated Q4 2026 start

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

Intellectual Property

Patents on ONP-002 have been filed and/or issued and a patent has been filed on the nasal delivery device as follows:

●	New chemical entity patent filing concerning the C-20 Steroid compounds has been filed with the USPTO and is pending in the U.S. and approved in Europe and Canada.

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.

○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat, minimize and/or prevent traumatic brain injury (“TBI”), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.

○	An issued U.S. patent expiration with 5-year maximum patent term extension to 9/17/2040.

○	An issued U.S. patent expiration without patent term extension to 9/17/2035.

●	New nasal delivery device filing concerning the Breath-Powered Nasal Devices has been filed with the USPTO as a utility patent application and with the USPTO PCT Receiving Office as a PCT application.

●	Breath-Powered Nasal Devices for Treatment of Traumatic Brain Injury (“TBI”), Including Concussion, and Methods.

●	Inventions relate to, inter alia, breadth-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or sCNS injury, disease or disorder with such devices.

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

Safety studies have established a dosing regimen of 2X/day for fourteen days. The Phase 1 clinical trial was performed in Melbourne, Australia with a Contract Research Organization (“CRO”), Avance Clinical Pty Ltd (“Avance Clinical”) and Nucleus Network Pty Ltd. The country of Australia provides a currency exchange advantage and a tax rebate at the end of our fiscal year from the Australian government on all Research and Development performed in Australia.

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

We are preparing for Phase 2 clinical trials to further evaluate ONP-002’s safety and efficacy. Based on the Phase 1 data, we plan to apply for an Investigational New Drug application with the FDA and conduct a Phase 2 trial in the United States.

We anticipate a Phase 2 clinical trial will be performed administering ONP-002 intranasally in concussed patients 2x a day for up to fourteen days. The Phase 2a feasibility study is expected to be performed in Australia with a target initiation date in the fourth quarter of 2024 to be followed closely by a Phase 2b proof of concept study in the US.

Recent Developments – Phase 2

In the six months ended June 30, 2024, we executed agreements with several vendors to advance our efforts toward starting Phase 2 clinical trials, including a contract with Avance Clinical to conduct Phase 2 clinical trials in Australia.

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

As part of the Company’s efforts to preserve cash resources and focus on the development of our ONP-002 concussion drug product candidate, the Company closed its facility in Alachua Florida where some of the work related to the lantibiotics program was performed, and has paused all research and development activities related to our vaccine product candidate. Until the Company can secure additional capital and determine an alternative solution to continue these research and development programs, they will remain paused.

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

Our research and development expenses were $1,570,193 and $3,679,272 for the six months ended June 30, 2024 and 2023, respectively. In 2023 our research and development costs consisted of our COVID vaccine program and our lantibiotics program, which were paused in 2023. For the six months ended June 30, 2024, our research and development expenses consisted of the costs related to the development of our ONP-002 neurology asset. Due to limited resources, while we continue our development efforts, we have focused our research and development expenses to our ONP-002 drug and paused further development of our vaccine product and lantibiotics research until we can raise additional capital.

Our current product development strategy contemplates continued research and development of our ONP-002 product. Continued research and development expenses are subject to available capital and our ability to raise the additional required capital. The lengthy process of completing pre-clinical studies, clinical trials, seeking regulatory approval, and expanding the potential claims we are able to make requires expenditure of substantial resources. Any failure or delay in completing pre-clinical studies, clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. Our current product candidate is not expected to be commercially available until we are able to obtain regulatory approval from the FDA or the regulatory authority in other jurisdictions where we may seek approval.

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

Recent Financing

On June 26, 2024, we announced the sale of 1.1 million shares of our common stock, par value $0.001, through a placement agreement with Dawson James Securities, Inc. (“Dawson James”) at an offering price per share of common stock of $1.00. The offering resulted in gross proceeds of $1.1 million before deducting placement agent fees and other estimated offering expenses payable by the Company. We also agreed to issue placement agent warrants (“Dawson James Warrants”) to purchase up to 5% of the aggregate number of securities sold in the offering with an exercise price 125% of the offering price of the common stock in the offering. The Dawson James Warrants are exercisable for five years from the date of closing the offering and are initially exercisable six months from the closing of the Offering.

We intend to use the net proceeds from the offering to fund the continued development of ONP-002 and for general corporate purposes and working capital.

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

Other Income (Expense)

Other income (expense) includes miscellaneous income as well as interest income and expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

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

Results of Operations for the Three and Six Months Ended June 2024 and 2023

Grant revenue. There was no grant revenue for the three and six-month periods ended June 30, 2024. For the comparable three and six-month periods in 2023, there was $13,163 and $30,187 in grant revenue, respectively. This decrease was attributable to awards received for a small business innovation research grant that expired in the three-month period ended September 30, 2023.

Research and Development. Research and development expenses were $906,779 and $1,570,193, respectively, for the three and six-month periods ended June 30, 2024, compared to $2,006,696 and $3,679,272 for the comparable three and six-month periods ended June 30, 2023. This is a decrease of 54.8% and 57.3% for the comparable three and six-month periods ended June 30, 2024.

This decrease was mainly driven by decreased costs associated with the development of our COVID vaccine product and our lantibiotics program. For the three months ended June 30, 2023, research and development expenses for our COVID vaccine and lantibiotics programs were approximately $2.0 million and primarily associated with costs for outside consultants. For the three-month period ended June 30, 2024, research and development expense related to ONP-002 was approximately $0.9 million. For the six-month period ended June 30, 2024 and 2023, respectively our research and development expenses were approximately $1.4 million for our ONP-002 product and $0.1 million for our vaccine product, and approximately $3.7 million for our vaccine and lantibiotics programs.

General and Administrative. General and administrative expenses were $1,399,221 for the three months ended June 30, 2024, compared to $1,115,785 for three months ended June 30, 2023, an increase of approximately $283,436 or 25.4%. General and administrative expenses for the six-month period ended June 30, 2024, were approximately $3,195,910 compared to $2,365,048 for the comparable six-month period in 2023, an increase of $830,862 or 35.1%. This increase was primarily due to increased expenses related to:

●	Consulting expenses - $212,786
●	Investor relations - $398,600
●	Salaries, wages, and bonus expense - $223,687
●	Legal expense - $174,073

These expense increases were offset by decreases in:

●	Rent, utilities and other office related expenses - $281,160 as well as
●	Public company, stock compensation, and filing and registration expenses.

Other Income (Expense). Other income, net, was $910 for the three months ended June 30, 2024, compared to $58,732 for the three months ended June 30, 2023. For the six-month period ended June 30, 2024 and 2023, other income, net, was $10,180 and $118,710 respectively, resulting in a decrease of $108,530 or 91.4% for the comparable six-month periods. The net change was primarily attributable to a reduction in interest income due to lower cash balances in interest earning accounts for the comparable periods.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the six months ended June 30, 2024 and 2023, our operating activities used cash of $4,608,778 and $4,685,323 respectively. The decrease is primarily driven by changes in net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $235,646 and $2,067,593 at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024 and 2023, our financing activities provided cash of $2,473,898 and used cash of $267,640 respectively. The cash provided by financing activities during the six months ended June 30, 2024 was primarily due to net proceeds from our underwritten public offerings.

The Company has made several changes to reduce cash used in operations until additional capital can be obtained. These changes include a reduction in staffing and a reduction in research and development activity. These changes have positively impacted the forecast of cash resources available for operations, which we believe will allow us to fund our operating plan through the fourth quarter of 2024.

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain information on our outstanding shares of preferred stock:

At-the-Market (“ATM Program”)

On February 24, 2023 the Company entered into an ATM with Ladenburg Thalmann & Co. Inc (“Ladenburg”) to sell shares of its common stock. The Company did not issue any shares of common stock under its ATM with Ladenburg during the six-month periods ended June 30, 2024 and 2023. The Company did not sell any shares through the ATM program while it was active. The ATM program with Ladenburg terminated on January 30, 2024.

On August 8, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent (the “ATM”) up to $10.0 million in shares of its common stock (the “Shares”) at-the-market. Shares offered and sold in the Offering are anticipated to be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Sales Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Agreement. There can be no assurances the Company will be able to raise any funds under the Sales Agreement.

Other Financings

We entered into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance, cyber coverage, products liability coverage, and directors and officers and employment practices insurance.

In July of 2023, we entered into a short-term note payable for $611,109 bearing interest at a rate of 9.55% to finance the renewals of the directors’ and officers’ liability, employment practices liability, products liability, cyber liability, and other liability policies. Principal and interest payments on the note began in August of 2023 and continued through May of 2024 based on straight-line amortization over the 10-month period.

Recent Developments

On June 25, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Dawson James Securities Inc. (“Dawson James” or the “Placement Agent”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering (the “Offering”) of an aggregate of 1,100,000 shares of the Company’s common stock, par value $0,001 (“Common Stock”). The offering price per share of Common Stock was $1.00. The Company agreed to pay the Placement Agent a placement agent fee in cash equal to 7.00% of the gross proceeds from the Offering, and to reimburse for certain out of pocket expenses, including legal fees not to exceed $75,000. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to five percent 5% of the aggregate number of securities sold in the Offering (“Dawson James Warrants”) with an exercise price of 125% of the offering price of the Common Stock in the Offering and exercisable for five years from the date of the closing of the Offering and are initially exercisable six months from the closing of the Offering.

The Offering resulted in gross proceeds to the Company of $1.1 million before underwriting discounts and commissions and other expenses payable by the Company were deducted.

The Placement Agency Agreement contains customary representations, warranties and agreements by the Company, conditions to closing, indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions.

Our Outstanding Preferred Stock

Series A and Series B

During 2017, we issued shares of Series A and Series B Preferred Stock in financing transactions (the “Preferred Stock Financings”). In connection with the Preferred Stock Financings, we filed Certificate of Designations of Preferences, Rights and Limitations of Series A and Series B Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017 and November 8, 2017, respectively. On August 26, 2022, holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock into an aggregate of 15,167 shares of common stock. As of June 30, 2024 our outstanding Series A and Series B Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	5,417,000	9,028
Series B Preferred	4,050,000	13,500

In addition, we issued warrants to purchase shares of Common Stock to the Series A holders, and to the Series B holders in connection with the Preferred Stock Financing. As of June 30, 2024, there are 17,742 shares of common stock able to be acquired upon exercise of the warrants held by our Series A and Series B holders respectively.

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

Series F

On December 28, 2023, as part of consideration paid to Odyssey and pursuant to an Asset Purchase Agreement executed with Odyssey, we issued 8,000,000 shares of convertible Series F Preferred Stock. The Series F Preferred Stock is convertible on a one-for one basis. The Series F Preferred Stock has no voting rights, is ranked junior to our Series A and Series B Preferred Stock and is at parity with our common stock, in addition there shall be no dividends paid on the Series F Preferred Stock. At the closing of the Odyssey transaction 511,308 shares of Series F Preferred Stock were converted into 511,308 shares of common stock. At June 30, 2024, there were 7,488,692 shares of Series F Preferred Stock outstanding.

Future Capital Requirements

On April 18, 2024, we received Notice from the NYSE American that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, we are not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. We reported stockholders’ equity of $3.2 million as of December 31, 2023, and $1.3 million as of June 30, 2024. Additionally, we have reported losses from continuing operations and/or net losses in our five most recent fiscal years ended December 31, 2023.

The Notice further provides that we must submit a plan of compliance (the “Plan”) by May 18, 2024 (the “Deadline”) addressing how we intend to regain compliance with the continued listing standards by October 18, 2025. The Plan is required to include specific milestones, quarterly financial projections and details related to any strategic initiatives we plan to complete.

We submitted the Plan by the Deadline and on June 18, 2024 we were notified by the NYSE American that our Plan to regain compliance with NYSE American’s continued listing standards had been accepted, as part of the acceptance we were granted a plan period through October 18, 2025. During the plan period, we will be subject to quarterly monitoring for compliance with the plan. If we do not regain compliance with NYSE American’s listing standards by October 18, 2025, or if we do not make progress consistent with our plan, the NYSE American may initiate delisting proceedings.

Our common stock will continue to be listed on NYSE American during the plan period under the symbol “OGEN” with a “below compliance” indicator appended to our ticker symbol (with the added designation of “.BC”). Our receipt of the notification from NYSE American accepting the compliance Plan does not affect our business operations or our reporting requirements with the U.S. Securities and Exchange Commission.

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

Our capital requirements for the remainder of 2024 will depend on numerous factors, including our ability raise additional capital including through possible joint ventures and/or partnerships. We expect to incur substantial expenditures to further develop or commercialize our technologies including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company. We will require substantial funds to conduct research and development and nonclinical and Phase 2 clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase 2 and 3 clinical testing and manufacture and marketing of any products that are approved for commercial sale. Our financing plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents provide us with limited liquidity. We believe our existing cash will allow us to fund our operating plan through the fourth quarter of 2024. As a result, we have implemented certain cost-saving initiatives, including reducing our efforts and staff focused on our lantibiotics program and our vaccine product candidate, which are expected to negatively impact the development of these programs. See, “Risk Factors.” We expect to manage the timing of our development expenditures and to continue to seek additional funding for our operations. Any required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts, for example, as we seek to move forward with the development of ONP-002 we will require additional capital. In addition, we continue to pursue other non-dilutive opportunities for our COVID-19 research and development funding opportunities through governmental and nongovernmental sources, as well as potential research collaboration arrangements with academic institutions and other commercial partners. Our ability to advance the development of our ONP-002 concussion candidate at our currently anticipated pace, is dependent upon our ability to secure additional capital resources through these funding opportunities or an alternative capital raise, such as an equity or debt financing or other strategic business collaboration.

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

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended June 30, 2024 that have had or are expected to have an impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our President and Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of June 30, 2024 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

On December 7, 2022, the Company entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). The Company terminated the Engagement Letter as of August 15, 2023. Ladenburg recently sent the Company an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on the Company’s purchase of assets from Odyssey Health, Inc. The Company strongly disagrees that any such fee is due to Ladenburg and initiated a confidential action for arbitration against Ladenburg with the Financial Industry Regulatory Authority (“FINRA”) on March 12, 2024, seeking, among other things, a declaratory judgment that no such fee is owed. On April 17, 2024 Ladenburg filed a Complaint in federal court in the Southern District of Florida, and also filed motion for a temporary restraining order (“TRO”) and preliminary injunction seeking to move the venue from FINRA to the federal court in Miami-Dade County. On May 3, 2024, the Magistrate Judge assigned to the case issued a Report and Recommendation denying the motion; although Ladenburg objected to the Report and Recommendation, Magistrate Judge’s Report and Recommendation, the District Court Judge adopted the Report and Recommendation, finalizing the Court’s denial of the requested injunctive relief. On May 9, 2024, the Company filed a motion to dismiss in the federal court action, which is still currently pending. Meanwhile, the FINRA action continues and is set to be heard in February of 2025. The Company believes Ladenburg’s claims are unlikely to prevail and intends to defend itself vigorously. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $4.8 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively, and approximately $21 million for the year ended December 31, 2023. As of June 30, 2024, our accumulated deficit was approximately $211 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin phase 2 clinical trials, contract manufacturing and file an IND for our concussion product candidate will continue and, to have successful results, likely will require an increase in the level of our overall expenses going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. As a result of our limited resources, we have undertaken cost-saving initiatives, including reducing our efforts and staff focused on our COVID vaccine candidate and our lantibiotics program. Our actual costs may ultimately vary from our current expectation, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability. Due to of our accumulated losses and substantial doubt that we can continue as a going concern beyond June 2024, the Company is evaluating various opportunities for its Lantibiotics Program and its N-CoV2-1 vaccine product candidate, as well as alternative assets that could be acquired or developed. These opportunities could include a wide range of options including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of research and development activities. The result of this process may result in the liquidation of assets for significantly less than amounts that have been invested in them, the write-off of prior expenses incurred in connection with the development of such assets and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Company will seek to maximize the value of such assets to the extent possible. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We believe our existing cash will allow us to fund our operating plan only through the third quarter of 2024.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. For example, our outstanding shares of common stock at December 31, 2023 was 3,080,693, due to additional common stock issuances related to capital raises, at June 30, 2024 our outstanding shares of common stock was 5,580,693. Furthermore, if Odyssey or the holders of Preferred Shares Series A and B convert their preferred shares into common stock an additional 7,511,220 shares of common stock could be issued resulting in dilution to our existing common shareholders.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None, other than those previously disclosed on the Company’s Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

(a) The disclosure set forth below is provided in lieu of a separate Form 8-K filing: On August 8, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent (the “ATM”) up to $10.0 million in shares of its common stock (the “Shares”) at-the-market, subject to subject to the limits imposed by General Instruction I.B.6 of Form S-3. Shares offered and sold in the Offering are anticipated to be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Sales Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Agreement.

(b) None.

(c) Director and Officer Trading Plans and Arrangements. During the quarterly period ended June 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

1.1	Placement Agency Agreement dated June 25, 2024 between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	6/26/24

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	1/23/23

3.7	Amendment to Articles of Incorporation for Certificate of Designation of Series F Convertible Preferred Stock	8-K	001-32188	3.1	12/8/23

3.8	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23

3.9	Bylaws	SB-2	333-100568	3.2	10/16/02

3.10	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.11	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.12	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

10.1	At-The-Market Issuance Sales Agreement between the Company and Ascendiant Capital Markets, LLC dated August 8, 2024	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **	X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

*Portions of the exhibits have been omitted pursuant to Item 601(b)(10)(iv).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2024.

ORAGENICS, INC.

BY:	/s/ J. Michael Redmond
J. Micheal Redmond, President and Interim Principal Executive Officer

BY:	/s/ Janet Huffman
Janet Huffman, Chief Financial Officer and Principal Accounting Officer

