Form 10-Q
period 2024-09-30
ORAGENICS INC
filed 2024-11-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2024, there were 12,212,680  shares of Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,144,049	$3,483,501
Prepaid expenses and other current assets	969,294	382,273
Total current assets	4,113,343	3,865,774
Prepaid research and development expense	1,090,750	1,090,750
Operating lease right-of-use assets	-	9,811
Total assets	$5,204,093	$4,966,335
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,607,114	$1,475,667
Short-term notes payable	519,392	312,703
Operating lease liabilities - Current	-	9,811
Total liabilities	2,126,506	1,798,181

Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 5,417,000 and 5,417,000 Series A shares, 4,050,000 and 4,050,000 Series B shares, -0- and -0- Series C shares, 7,488,692 and 7,488,692 Series F shares outstanding at September 30, 2024 and December 31, 2023, respectively	1,592,723	1,592,723
Common stock, $0.001 par value; 350,000,000 shares authorized and 9,387,547 and 3,080,693 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9,388	3,081
Additional paid-in capital	214,912,523	207,790,604
Accumulated Deficit	(213,437,047)	(206,218,254)
Total shareholders’ equity	3,077,587	3,168,154
Total liabilities and shareholders’ equity	$5,204,093	$4,966,335

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Grant revenue	$-	$7,466	$-	$37,653

Operating expenses:
Research and development	879,041	769,350	2,449,234	4,448,623
General and administrative	1,558,239	1,332,562	4,754,149	3,697,609
Total operating expenses	2,437,280	2,101,912	7,203,383	8,146,232
Loss from operations	(2,437,280)	(2,094,446)	(7,203,383)	(8,108,579)
Other income (expense):
Interest income	9,466	50,613	35,106	171,768
Interest expense	(9,971)	(14,170)	(18,859)	(18,360)
Other income	-	45,118	-	46,863
Foreign currency exchange net	(25,085)	-	(31,659)	-
Total other income (expense), net	(25,590)	81,561	(15,412)	200,271
Loss before income taxes	(2,462,870)	(2,012,885)	(7,218,795)	(7,908,308
Income tax benefit	-	-	-	-
Net loss	$(2,462,870)	$(2,012,885)	$(7,218,795)	$(7,908,308)
Basic and diluted net loss per share	$(0.38)	$(0.85)	$(1.49)	$(3.70)
Shares used to compute basic and diluted net loss per share	6,528,064	2,356,065	4,857,182	2,136,340

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	3,080,693	$3,081	16,955,197	$1,592,723	$207,790,604	$(206,218,254)	$3,168,154
Compensation expense relating to option issuances	—	—	—	—	69,344	—	69,344
Sale of Common Stock	1,400,000	1,400	—	—	1,837,201	—	1,838,601
Net loss	—	—	—	—	—	(2,450,833)	(2,450,833)
Balances at March 31, 2024	4,480,693	4,481	16,955,197	1,592,723	209,697,149	(208,669,087)	2,625,266
Compensation expense relating to option issuances	—	—	—	—	58,220	—	58,220
Sale of Common Stock	1,100,000	1,100	—	—	946,900	-	948,000
Net loss						(2,305,090)	(2,305,090)
Balances at June 30, 2024	5,580,693	5,581	16,955,197	1,592,723	210,702,269	(210,974,177)	1,326,396
Compensation expense relating to option issuances					330,802		330,802
Sale of Common Stock	3,806,854	3,807			3,879,452		3,883,259
Net loss						(2,462,870)	(2,462,870)
Balances at September 30, 2024	9,387,547	$9,388	16,955,197	$1,592,723	$214,912,523	$(213,437,047)	$3,077,587

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302
Compensation expense relating to option issuances	—	—	—	—	79,966	—	79,966
Net loss	—	—	—	—	—	(2,844,837)	(2,844,837)
Balances at March 31, 2023	2,024,657	2,025	9,467,000	1,592,723	197,057,037	(188,407,354)	10,244,431
Compensation expense relating to option issuances	—	—	—	—	63,628	—	63,628
Net loss	—	—	—	—	—	(3,050,586)	(3,050,586)
Balances at June 30, 2023	2,024,657	2,025	9,467,000	1,592,723	$197,120,665	(191,457,940)	7,257,473
Compensation expense relating to option issuances	—	—	—	—	(1,591)	—	(1,591)
Compensation expense relating to restricted stock issuances	140,000	120			404,396		404,516
Common stock issued in private placement	404,728	404			849,404		849,808
Net loss	—	—	—	—	—	(2,012,885)	(2,012,885)
Balances at September 30, 2023	2,569,385	$2,549	9,467,000	$1,592,723	$198,372,874	$(193,470,825)	$6,497,321

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	(7,218,795)	(7,908,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	27,391
Gain on sale of property and equipment	-	(22,443)
Stock-based compensation expense	458,366	546,519
Changes in operating assets and liabilities:
Other receivables	-	(35,104)
Prepaid expenses and other current assets	49,951	1,443,563
Operating lease right of use assets	9,811	323,103
Deposits	-	9,340
Accounts payable and accrued expenses	131,449	(572,396)
Change in operating lease liabilities	(9,811)	-
Net cash used in operating activities	(6,579,029)	(6,188,335)
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	63,715
Net cash provided by (used in) investing activities	-	63,715
Cash flows from financing activities:
Payments on short-term notes payable	(430,283)	(385,329)
Net proceeds from issuance of common stock	6,669,860	849,808
Net cash provided by (used in) financing activities	6,239,577	464,479
Net decrease in cash and cash equivalents	(339,452)	(5,660,141)
Cash and cash equivalents at beginning of period	3,483,501	11,426,785
Cash and cash equivalents at end of period	$3,144,049	$5,766,644
Supplemental disclosure of cash flow information:
Interest paid	$18,859	$3,347
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid expense	$636,972	$611,109

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Oragenics, Inc. (the “Company” or “we”, or “our”) was incorporated in November 1996. We are a development-stage company dedicated to the research and development of nasal delivery pharmaceutical medications and therapies.

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

2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete condensed consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2024, or any future period.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024.

Going Concern Consideration

The Company has incurred recurring losses and negative cash flows from operations since inception. To date, the Company has not generated significant revenues from operations. The Company incurred a net loss of $7,218,795 and used cash of $6,579,029 in its operating activities during the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $213,437,047.

The Company expects to incur substantial expenditures to further develop its technologies. The Company believes its working capital at September 30, 2024 will be sufficient to meet the business objectives as presently structured only through the fourth quarter of 2024. As such, there is substantial doubt that we can continue as a going concern beyond that date. As a result, the Company has implemented certain cost-saving initiatives, including the termination of its lease of the corporate office located in Tampa, Florida.

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

The Company intends to seek additional funding through sublicensing arrangements, joint venturing or partnering, sales of rights to technology, government grants and public or private financings. The Company’s future success depends on its ability to raise capital and ultimately generate revenue and attain profitability. The Company cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. In the nine-month period ended September 30, 2024 the Company secured funding through the sale of approximately 5.6 million shares of its common stock and approximately 5 million prefunded warrants to purchase shares of common stock in three public offerings; the gross proceeds from the offerings, in the aggregate, were approximately $7.7 million before underwriting discounts, commissions, and other expenses payable by the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company’s current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs and forego future development and other opportunities.

3. Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Oragenics, Inc. and our wholly owned subsidiaries Noachis Terra, Inc. (“NTI”) and Oragenics Australia Pty Ltd. All intercompany balances and transactions have been eliminated.

New Accounting Standards

There are no additional accounting pronouncements issued or effective during the nine months ended September 30, 2024, that have had, or are expected to have, a material impact on our condensed consolidated financial statements.

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

4. Prepaid Expense, Deposits, and Other Current Assets

Prepaid expenses, deposits, and other current assets consist of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Prepaid research and development expense, current	$386,035	$—
Prepaid insurance	531,701	334,940
Other prepaid expense, current	51,558	47,333
Prepaid research and development expense, long-term	1,090,750	1,090,750
Total prepaid expense, deposits, and other current assets	$2,060,044	$1,473,023

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts payable trade	$1,513,287	$1,244,947
Accrued expenses	65,657	222,739
Accrued Vacation	28,170	7,981
Total accounts payable and accrued expenses	$1,607,114	$1,475,667

6. Short-Term Notes Payable

The Company had the following short-term notes payable as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Insurance premium financing of $636,972 and $611,109 due in monthly installments of $67,277 and $54,366 including principal and interest at 9.55% through May 24, 2025 and 2024 respectively.	$519,392	$312,703
	$519,392	$312,703

The Company’s policy renewals were completed in July of 2024.

7. Shareholders’ Equity

Common Stock

Other Share Issuances

Pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-269225) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission; on March 1, 2024, through an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, LLC as representative (the “Representative”) of the underwriters (collectively, the “Underwriters”), the Company sold 1,400,000 shares of common stock at a price of $1.50 per share to the public. According to the terms of the Underwriting Agreement, the Underwriters agreed to purchase the common shares at a price of $1.395 per share. The Company also granted the Underwriters an option exercisable for 45 days from the date of the Underwriting Agreement to purchase up to an additional 210,000 shares of common stock solely for the purpose of covering over-allotments (the “Over-allotment Options”). No Over-allotment Options were exercised. The Company also agreed to issue warrants to the designees of the Representative exercisable one hundred eighty (180) days after February 27, 2024 and expiring on February 27, 2029, to purchase up to 5% of the shares sold through the Underwriting Agreement at an exercise price of $1.875 per share. The gross proceeds from the sale of the shares were $2.1 million before underwriting discounts and commissions and other expenses payable by the Company were deducted.

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

On September 4, 2024, the Company entered into a second placement agency agreement (the “ Second Placement Agency Agreement”) with Dawson James Securities Inc. (“Dawson James” or the “Placement Agent”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering by the Company (the “Offering”) of an aggregate of (i) 8,106,584 shares of its common stock, par value $0.001 per share (“Common Stock”), or pre-funded warrants to purchase shares of Common Stock (“Pre-Funded Warrants”) in lieu thereof (the “Offering”). In connection with the Offering, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor to purchase Common Stock and Pre-Funded Warrants. The Purchase Agreement contains customary representations, warranties and agreements of the Company and the purchaser and customary indemnification rights and obligations of the parties.

The Offering Price was $0.55 per share of Common Stock. The Pre-Funded Warrants were priced at an offering price of $0.549 per Pre-Funded Warrant, which is equal to the offering price per share of Common Stock less the $0.001 per share exercise price of each such Pre-Funded Warrant. The Pre-Funded Warrants are immediately exercisable and terminate when exercised in full.

The Offering closed on September 5, 2024. Upon the closing of the Offering, the Company issued and sold 3,078,378 shares of Common Stock and Pre-Funded Warrants to purchase 5,028,206 shares of Common Stock.

Immediately after the Offering, the Company had 8,659,071 shares of Common Stock issued and outstanding and 5,028,206 Pre-Funded Warrants outstanding to acquire 5,028,206 shares of common stock. As of November 13, 2024 a total of 3,888,501 Pre-Funded Warrants were exercised for the same number of common shares and 1,139,705 Pre-Funded Warrants remain unexercised.

The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Common Stock and Pre-Funded Warrants. The Company agreed to pay the Placement Agent a placement agent fee in cash equal to 7.00% of the gross proceeds from the sale of the Common Stock and Pre-Funded Warrants in this Offering. The Company also agreed to reimburse the Placement Agent for all reasonable travel and other out-of-pocket expenses, including the reasonable fees of legal counsel, not to exceed $125,000. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to five percent 5% of the aggregate number of securities sold in the Offering (the “Placement Agent Warrants”) with an exercise price 125% of the offering price of the Common Stock in the Offering and exercisable commencing six months from the closing of the Offering and for five years thereafter.

The Offering resulted in gross proceeds to the Company of approximately $4.45 million before deducting placement agent fees and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds of approximately $3.79 million from the offering to fund the continued development of its ONP-002 product candidate and for general corporate purposes and working capital.

The Placement Agency Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions.

The Offering was made pursuant to a registration statement on Form S-1 (File No. 333-281618), which was declared effective by the Securities and Exchange Commission on September 3, 2024.

The Company also entered into a warrant agency agreement with its transfer agent, Continental Stock Transfer & Trust Company, who will act as warrant agent for the Company, setting forth the terms and conditions of the Pre-Funded Warrants sold in the Offering (the “Warrant Agency Agreement”).

8. At The Market

On October 11, 2024, the Company entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with Dawson James Securities Inc. (“Dawson James” or the “Sales Agent”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock (the “Shares”), depending on market demand, with the Sales Agent acting as the sales agent or principal (the “Offering”). Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NYSE American. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the ATM Agreement.

The Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of Shares by the Agent under the ATM Agreement. The Company has also agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Sales Agreement, in an amount not to exceed $30,000 in addition to certain ongoing disbursements of its legal counsel up to $2,500 per calendar quarter. In addition, the Company has agreed to provide customary indemnification rights to the Sales Agent.

Any sales of Shares under the ATM Agreement will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269225), including the related prospectus, filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2023, and declared effective on January 25, 2023, as supplemented by the prospectus supplement dated October 11, 2024, and any applicable additional prospectus supplements related to the Offering that form a part of the Registration Statement.

The aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on October 11, 2024, is offering Shares having an aggregate offering price of $10,000,000. The Company will be required to file another prospectus supplement in the event it determines to offer more than $10,000,000 of Shares in accordance with the terms of the Sales Agreement, to the extent then permitted under General Instruction I.B.6 of Form S-3.

The Company intends to use the net proceeds from the offering to fund the continued development of its ONP-002 product candidate and for general corporate purposes and working capital. The precise amount and timing of the application of these proceeds will depend upon a number of factors, such as the timing and progress of our research and development efforts, our funding requirements and the availability and costs of other funds. As of November 13, 2024 there have been no shares sold under the ATM Agreement.

Previously, on August 8, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent (the “ATM”) up to $10.0 million in shares of its common stock at-the-market. On October 9, 2024, the Company terminated the Sales Agreement with Ascendiant Capital. There were no shares sold under the Sales Agreement with Ascendiant Capital in the nine months ended September 30, 2024.

9. Warrants

The Company’s outstanding and exercisable warrants as of September 30, 2024 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	260,995	$82.55
Issued	530,329	0.90
Expired	(43,862)	89.60
Warrants outstanding at September 30, 2024	747,462	22.98

Warrants Outstanding		Exercise Price	Expiration Date
10,888		$186.00	11/8/2024
153,334		$75.00	5/1/2025
52,911		$60.00	7/17/2025
70,000		$1.88	2/27/2029
55,000	(1)	$1.25	6/29/2029
405,329	(2)	$0.69	9/4/2029
1,139,705	(3)	$0.001
1,887,167

All outstanding warrants are classified as equity on the Company’s Condensed Consolidated Balance Sheets.

(1)	– Dawson James Placement Agent warrants are not exercisable until December 23, 2024.
(2)	– Dawson James Placement Agent warrants are not exercisable until March 4, 2025.
(3)	– Pre-Funded Warrants from September 5, 2024 financing not yet converted as of November 13, 2024.

10. Stock Compensation Plan

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

A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2023	244,733	$20.17	8.73	$74,559
Granted	799,583	0.48	—	$—
Expired	(17,146)	28.44	—	$—
Forfeited	(4,667)	11.52	—	$—
Outstanding at September 30, 2024	1,022,503	$4.67	9.06	$—

Exercisable at September 30, 2024	904,853	$5.03	8.97	$—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2023 and September 30, 2024; respectively.

As of September 30, 2024, an aggregate of 1,022,503 shares of common stock are covered by outstanding option awards and 3,664 shares of common stock are available for future awards under the Incentive Plan.

Total compensation cost related to stock options was $330,802 and $402,805 for the three months ended September 30, 2024 and 2023, respectively. Total compensation cost related to stock options was $458,365 and $546,399 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $195,296 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of less than one year.

11. License and Royalty Agreements

Inspirevax License

On February 23, 2023, the Company entered into a Commercial License Agreement (the “Inspirevax License Agreement”) for its vaccine product candidate with Inspirevax Inc. (“Inspirevax”) pursuant to which Inspirevax granted the Company an exclusive worldwide license to use Inspirevax’s inventions, patents, trade secrets, know-how, copyright, biological material, designs, and/or technical information created by or on behalf of Inspirevax (the “Inspirevax Technologies”) relating to its novel lipid-protein based intranasal adjuvants, to make, research, and develop an intra-nasal vaccine in combination with an antigen (“Combination Product”) to be used in an intranasal vaccine for use against diseases caused by coronaviruses and any genetic variants thereof to be sold by us. The Company agreed to pay in consideration for the Inspirevax License Agreement an upfront signing fee and to certain milestone payment obligations. As of September 30, 2024, none of the milestone payment obligations for the Inspirevax License Agreement have been met.

12. Commitments and Contingencies

Three-Way Collaborative Agreement

In May of 2023, the Company entered into a Collaborative Research Agreement (the “Collaboration”) with Inspirevax, and the National Research Council (the “Collaborators”) for research related to the Company’s vaccine product candidate. The Collaboration received non-dilutive funding from Consortium Québécois Sur La Découverte Du Médicament (the “CQDM”) a not-for-profit corporation governed by Canada created to promote, stimulate, and support drug research, development and discovery. The CQDM also provides funding for drug research and discovery projects. The project is budgeted to cost approximately $1.7 million Canadian dollars over 27 months. Each collaborator is responsible for funding a portion of the project with payments made upon certain milestones, the CQDM grant award will fund approximately 40% of the budgeted project costs with the Collaborators. As part of the Company’s efforts to focus financial resources to the development of it new lead asset, ONP-002, as of September 30, 2024, the Company has suspended its participation in the three-way agreement until additional financial resources can be allocated for the vaccine related research project.

Ladenburg Thalmann Litigation

On December 7, 2022, the Company entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). The Company terminated the Engagement Letter as of August 15, 2023. Ladenburg sent the Company an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on the Company’s purchase of assets from Odyssey Health, Inc. The Company strongly disagrees that any such fee is due to Ladenburg and initiated a confidential action for arbitration against Ladenburg with the Financial Industry Regulatory Authority (“FINRA”) on March 12, 2024, seeking, among other things, a declaratory judgment that no such fee is owed. On April 17, 2024 Ladenburg filed a Complaint in federal court in the Southern District of Florida, and also filed motion for a temporary restraining order (“TRO”) and preliminary injunction seeking to move the venue from FINRA to the federal court in Miami-Dade County. On May 3, 2024 the Magistrate Judge assigned to the case issued a Report and Recommendation denying the motion; although Ladenburg objected to the Report and Recommendation, Magistrate Judge’s Report and Recommendation, the District Court Judge adopted the Report and Recommendation, finalizing the Court’s denial of the requested injunctive relief. On May 9, 2024, the Company filed a motion to dismiss in the federal court action, which is still currently pending. Meanwhile, the FINRA action continues and is set to be heard in February of 2025. The Company believes Ladenburg’s claims are unlikely to prevail and intends to defend itself vigorously. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

About Mild Traumatic Brain Injury (mTBI)

Concussions are an unmet medical need that affects millions worldwide. Repetitive concussions are thought to increase the risk of developing Chronic Traumatic Encephalopathy (“CTE”) and other neuropsychiatric disorders. It is estimated that between 3.5 million and 5 million concussions occur in the U.S. annually and that as many as 50% go unreported. The worldwide incidence of concussion is estimated at 69 million. The global market for concussion treatment was valued at $6.9 billion in 2020 and is forecast to reach $8.9 billion by 2027, according to Grandview Research. Common settings for concussion include contact sports, military training and operations, motor vehicle accidents, children at play and elderly assistive-living facilities due to falls.

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

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a	Phase 2b	Phase 3
Complete	Complete	Estimated Q4 2024 start	Estimated Q1/Q2 2025 start	Estimated Q4 2026 start

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

Intellectual Property

Patents on ONP-002 have been filed and/or issued and a patent has been filed on the nasal delivery device as follows:

●	New chemical entity patent filing concerning the C-20 Steroid compounds has been filed with the USPTO and is pending in the U.S. and approved in Europe and Canada.

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.

○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat, minimize and/or prevent traumatic brain injury (“TBI”), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.

○	An issued U.S. patent expiration with 5-year maximum patent term extension to 9/17/2040.

○	An issued U.S. patent expiration without patent term extension to 9/17/2035.

●	New nasal delivery device filing concerning the Breath-Powered Nasal Devices has been filed with the USPTO as a utility patent application and with the USPTO PCT Receiving Office as a PCT application.

●	Breath-Powered Nasal Devices for Treatment of Traumatic Brain Injury (“TBI”), Including Concussion, and Methods.

●	Inventions relate to, inter alia, breadth-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or sCNS injury, disease or disorder with such devices.

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

Recent Developments – Phase 2

In the nine months ended September 30, 2024, we executed agreements with several vendors to advance our efforts toward starting Phase 2 clinical trials, including a contract with Avance Clinical to conduct Phase 2 clinical trials in Australia.

On August 8, 2024 we announced the successful completion of a study that indicates ONP-002 does not cause cardiotoxicity. Prior to conducting a clinical trial, the U.S. Food and Drug Administration (FDA) requires pharmaceuticals to be tested on cardiac receptors to ensure that they do not show any causes of electrical malformations. Oragenics conducted hERG (human Ether-à-go-go-Related Gene) ion channel studies on ONP-002 under Good Laboratory Practices (GLP) with Charles River Laboratories. Like previous non-GLP hERG studies, inhibitory concentrations were greater than 10 micromolar. Based on Phase I ONP-002 clinical trial dosing and subsequent blood plasma concentrations, ONP-002 is expected to have a large cardiac safety margin, suggesting that ONP-002 treatment for concussion will not cause cardiac arrhythmia.

On August 12, 2024 we announced the successful completion of a study that indicates ONP-002 does not cause DNA damage and genotoxicity in an animal model. Oragenics conducted an in vivo (animal) study to determine if multi-day treatments of ONP-002 cause DNA damage and increased risk of cancer. Three concentrations of ONP-002 were used at a low, medium and high dose. Animal bone marrow was dissected and analyzed for DNA damage. The results showed no evidence of genetic mutations, suggesting that ONP-002 does not affect the cell cycle and therefore does not disrupt cell division that could be cancer-causing. Oragenics partnered with VivoPharm, Inc. to conduct this study under Good Laboratory (GLP) conditions. These results suggest that multi-day treatment for concussion using ONP-002 will not cause genotoxicity.

On August 14, 2024 we announced the recent completion of the synthesis of its ONP-002 drug batch for the planned Phase II clinical trial. The company reported 3-month stability with over 99% purity at temperatures ranging from -20°C to 104°C. Oragenics is confident in its belief that ONP-002 will not require cumbersome cold chain protocols during transport and storage, maintaining its chemical structure and function even in extreme temperatures.

Field conditions for contact sports and military operations involve a wide range of temperatures that may affect the stability and effectiveness of drugs intended for acute concussion treatment. ONP-002 has been formulated as a spray-dried powder to improve stability in extreme temperatures. In contrast, narrow temperature storage protocols can be cumbersome and pose greater risk for non-compliance during shipping and field operations.

On August 21, 2024 we announced the completion of our spray-dried formulation and filling in the nasal device for ONP-002. The prefilled formulation is intended to provide the needed drug-device dosing for the planned Phase IIa.

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

Our research and development expenses were $2,449,234 and $4,448,623 for the nine months ended September 30, 2024 and 2023, respectively. In 2023 our research and development costs consisted of our COVID vaccine program and our lantibiotics program, which were paused in 2023. For the nine months ended September 30, 2024, our research and development expenses consisted of the costs related to the development of our ONP-002 neurology asset. Due to limited resources, while we continue our development efforts, we have focused our research and development expenses to our ONP-002 drug and paused further development of our vaccine product and lantibiotics research until we can raise additional capital.

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

Recent Financing

On September 4, 2024, we announced the sale of 3 million shares of our common stock and Pre-Funded Warrants to purchase 5 million shares of common stock, par value $0.001, through a placement agreement with Dawson James Securities, Inc. (“Dawson James”) at an offering price per share of common stock of $0.55. The offering resulted in gross proceeds of $4.45 million before deducting placement agent fees and other estimated offering expenses payable by the Company. We also agreed to issue placement agent warrants (“Dawson James Warrants”) to purchase up to 5% of the aggregate number of securities sold in the offering with an exercise price 125% of the offering price of the common stock in the offering. The Dawson James Warrants are exercisable for five years from the date of closing the offering and are initially exercisable six months from the closing of the Offering.

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

Results of Operations for the Three and Nine Months Ended September 2024 and 2023

Grant revenue. There was no grant revenue for the three and nine month periods ended September 30, 2024. For the comparable three and nine month periods in 2023, there was $7,466 and $37,653 in grant revenue, respectively. This decrease was attributable to awards received for a small business innovation research grant that expired in the three-month period ended September 30, 2023.

Research and Development. Research and development expenses were $879,041 and $2,449,234, respectively, for the three and nine month periods ended September30, 2024, compared to $769,350 and $4,448,623 for the comparable three and nine month periods ended September 30, 2023. This is an increase 14% and a decrease of 45% for the comparable three and nine month periods ended September 30, 2024.

This decrease for the nine month comparable periods was mainly driven by decreased costs associated with the development of our ONP-002 concussion drug as compared to development costs associated with our COVID vaccine product and our lantibiotics program. For the three months ended September 30, 2023, research and development expenses for our COVID vaccine and lantibiotics programs were approximately $0.8 million and primarily associated with costs for outside consultants. For the three-month period ended September 30, 2024, research and development expense related to ONP-002 was approximately $0.9 million. For the nine month period ended September 30, 2024 and 2023, respectively our research and development expenses were approximately $2.4 million for our ONP-002 product and $4.4 million for our vaccine product and lantibiotics programs.

General and Administrative. General and administrative expenses were approximately $1.6 million and $1.3 million for the three months ended September 30, 2024 and 2023 respectively. General and administrative expenses for the nine month period ended September 30, 2024, were approximately $4.8 million compared to $3.7 million for the comparable nine month period in 2023, an increase of approximately $1 million or 29%. This increase was primarily due to increased expenses related to:

●	Consulting expenses - $289,406
●	Investor relations - $526,643
●	Salaries, wages, and bonus expense - $201,820
●	Legal expense - $159,526
●	Accounting expense – $97,406
●	Board of Director fees - $79,785
●	Travel expense - $23,549

These expense increases were offset by decreases in:

●	Rent, utilities and other office related expenses - $275,263 as well as
●	Public company, stock compensation, and insurance expenses.

Other Income (Expense). Other income and expense, net, was $(25,590) for the three months ended September 30, 2024, compared to $81,561 for the comparable three months in 2023. For the nine month period ended September 30, 2024 and 2023, other income and expense, net, was $(15,412) and $200,271 respectively, resulting in a change of $215,683 or 108% for the comparable nine month periods. The net change was primarily attributable to a reduction in interest income due to lower cash balances in interest earning accounts for the comparable periods.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private placements, debt financing, warrant exercises, public offerings, and grants. During the nine months ended September 30, 2024 and 2023, our operating activities used cash of $6,579,029 and $6,188,335 respectively. The change is primarily driven by changes in net losses adjusted for non-cash items and changes in operating assets and liabilities. We had a working capital surplus of $1,986,837 and $2,067,593 at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, our financing activities provided cash of $6,239,577 and $464,479 respectively. The cash provided by financing activities during the nine months ended September 30, 2024 was primarily due to net proceeds from our underwritten public offerings.

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

Financing

Additional details of our financing activities for the periods reflected in this report are provided below as well as certain information on our outstanding shares of preferred stock:

At-the-Market (“ATM Program”)

On February 24, 2023 the Company entered into an ATM with Ladenburg Thalmann & Co. Inc (“Ladenburg”) to sell shares of its common stock. The Company did not issue any shares of common stock under its ATM with Ladenburg during the nine month periods ended September 30, 2024 and 2023. The Company did not sell any shares through the ATM program while it was active. The ATM program with Ladenburg terminated on January 30, 2024.

On August 8, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent (the “ATM”) up to $10.0 million in shares of its common stock (the “Shares”) at-the-market. Shares offered and sold in the Offering are anticipated to be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”). Under the terms of the Sales Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Agreement. On October 9, 2024 the Company terminated the Sales Agreement with Ascendiant Capital, and there were no shares sold under the Sales Agreement with Ascendiant Capital in the nine months ended September 30, 2024.

On October 11, 2024, Oragenics, Inc. (the “Company”) entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with Dawson James Securities Inc. (“Dawson James” or the “Sales Agent”) pursuant to which the Company may issue and sell, from time to time, shares of its common stock (the “Shares”), depending on market demand, with the Sales Agent acting as the sales agent or principal (the “Offering”). Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NYSE American. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Sales Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the Sales Agreement. As of November 13, 2024 there were no shares sold under the Sales Agreement with Dawson James.

Previously, on August 8, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent (the “ATM”) up to $10.0 million in shares of its common stock at-the-market. On October 9, 2024, the Company terminated the Sales Agreement with Ascendiant Capital. There were no shares sold under the Sales Agreement with Ascendiant Capital in the nine months ended September 30, 2024.

Other Financings

We entered into short term financing arrangements for the payment of our annual insurance premiums for our products liability insurance, cyber coverage, products liability coverage, and directors and officers and employment practices insurance.

In July of 2024, we entered into a short-term note payable for $636,972 bearing interest at a rate of 9.55% to finance the renewals of the directors’ and officers’ liability, employment practices liability, products liability, cyber liability, and other liability policies. Principal and interest payments on the note began in August of 2024 and continue through May of 2025 based on straight-line amortization over the 10-month period.

Recent Developments

On September 4, 2024, we announced the sale of 3 million shares of our common stock and Pre-Funded Warrants to purchase 5 million shares of common stock, par value $0.001, through a placement agreement with Dawson James Securities, Inc. (“Dawson James”) at an offering price per share of common stock of $0.55. The offering resulted in gross proceeds of $4.45 million before deducting placement agent fees and other estimated offering expenses payable by the Company. We also agreed to issue placement agent warrants (“Dawson James Warrants”) to purchase up to 5% of the aggregate number of securities sold in the offering with an exercise price 125% of the offering price of the common stock in the offering. The Dawson James Warrants are exercisable for five years from the date of closing the offering and are initially exercisable six months from the closing of the Offering.

Our Outstanding Preferred Stock

Series A and Series B

During 2017, we issued shares of Series A and Series B Preferred Stock in financing transactions (the “Preferred Stock Financings”). In connection with the Preferred Stock Financings, we filed Certificate of Designations of Preferences, Rights and Limitations of Series A and Series B Preferred Stock with the Secretary of State of the State of Florida, effective May 10, 2017 and November 8, 2017, respectively. On August 26, 2022, holders of 4,000,000 shares of the Company’s Series A Convertible Preferred Stock, and 2,550,000 shares of the Company’s Series B Convertible Preferred Stock converted the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock into an aggregate of 15,167 shares of common stock. As of September 30, 2024 our outstanding Series A and Series B Preferred Stock and the amount of common stock that may be issued upon conversion is set forth below:

Preferred Stock Series	Outstanding Shares	Common Stock Equivalents
Series A Preferred	5,417,000	9,028
Series B Preferred	4,050,000	13,500

In addition, we issued warrants to purchase shares of Common Stock to the Series A holders, and to the Series B holders in connection with the Preferred Stock Financing. As of September 30, 2024, there are 17,742 shares of common stock able to be acquired upon exercise of the warrants held by our Series A and Series B holders respectively.

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

Series F

On December 28, 2023, as part of consideration paid to Odyssey and pursuant to an Asset Purchase Agreement executed with Odyssey, we issued 8,000,000 shares of convertible Series F Preferred Stock. The Series F Preferred Stock is convertible on a one-for one basis. The Series F Preferred Stock has no voting rights, is ranked junior to our Series A and Series B Preferred Stock and is at parity with our common stock, in addition there shall be no dividends paid on the Series F Preferred Stock. At the closing of the Odyssey transaction 511,308 shares of Series F Preferred Stock were converted into 511,308 shares of common stock. At September 30, 2024, there were 7,488,692 shares of Series F Preferred Stock outstanding.

Future Capital Requirements

On April 18, 2024, we received Notice from the NYSE American that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, we are not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. Subsequently, the NYSE American notified the Company that it also is not in compliance with subsection (i) Section 1003(a), which requires stockholders’ equity of no less than $2,000,000 if the Company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years.

We reported stockholders’ equity of $3.2 million as of December 31, 2023, and $3 million as of September 30, 2024. Additionally, we have reported losses from continuing operations and/or net losses in our five most recent fiscal years ended December 31, 2023.

The Notice further provides that we must submit a plan of compliance (the “Plan”) by May 18, 2024 (the “Deadline”) addressing how we intend to regain compliance with the continued listing standards by October 18, 2025. The Plan is required to include specific milestones, quarterly financial projections and details related to any strategic initiatives we plan to complete.

We submitted the Plan by the Deadline and on June 18, 2024 we were notified by the NYSE American that our Plan to regain compliance with NYSE American’s continued listing standards had been accepted. As part of the acceptance we were granted a plan period through October 18, 2025 to regain compliance. During the plan period, we will be subject to quarterly monitoring for compliance with the plan. If we do not regain compliance with NYSE American’s listing standards by October 18, 2025, or if we do not make progress consistent with our plan, the NYSE American may initiate delisting proceedings.

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

Recently Issued Accounting Pronouncements

There are no accounting pronouncements issued or effective during the three months ended September 30, 2024 that have had or are expected to have an impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oragenics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and is not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our President and Interim Principal Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Interim Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective as of September 30, 2024 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Securities and exchange Commission’s rules and forms.

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

On December 7, 2022, the Company entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). The Company terminated the Engagement Letter as of August 15, 2023. Ladenburg sent the Company an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on the Company’s purchase of assets from Odyssey Health, Inc. The Company strongly disagrees that any such fee is due to Ladenburg and initiated a confidential action for arbitration against Ladenburg with the Financial Industry Regulatory Authority (“FINRA”) on March 12, 2024, seeking, among other things, a declaratory judgment that no such fee is owed. On April 17, 2024 Ladenburg filed a Complaint in federal court in the Southern District of Florida, and also filed motion for a temporary restraining order (“TRO”) and preliminary injunction seeking to move the venue from FINRA to the federal court in Miami-Dade County. On May 3, 2024, the Magistrate Judge assigned to the case issued a Report and Recommendation denying the motion; although Ladenburg objected to the Report and Recommendation, Magistrate Judge’s Report and Recommendation, the District Court Judge adopted the Report and Recommendation, finalizing the Court’s denial of the requested injunctive relief. On May 9, 2024, the Company filed a motion to dismiss in the federal court action, which is still currently pending. Meanwhile, the FINRA action continues and is set to be heard in February of 2025. The Company believes Ladenburg’s claims are unlikely to prevail and intends to defend itself vigorously. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

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

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $7.2 million and $7.9 million for the nine months ended September 30, 2024 and 2023, respectively, and approximately $21 million for the year ended December 31, 2023. As of September 30, 2024, our accumulated deficit was approximately $213 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin phase 2 clinical trials, contract manufacturing and file an IND for our concussion product candidate will continue and, to have successful results, likely will require an increase in the level of our overall expenses going forward. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. As a result of our limited resources, we have undertaken cost-saving initiatives, including reducing our efforts and staff focused on our COVID vaccine candidate and our lantibiotics program. Our actual costs may ultimately vary from our current expectation, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability. Due to of our accumulated losses and substantial doubt that we can continue as a going concern beyond December 2024, the Company is evaluating various opportunities for its Lantibiotics Program and its N-CoV2-1 vaccine product candidate, as well as alternative assets that could be acquired or developed. These opportunities could include a wide range of options including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of research and development activities. The result of this process may result in the liquidation of assets for significantly less than amounts that have been invested in them, the write-off of prior expenses incurred in connection with the development of such assets and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Company will seek to maximize the value of such assets to the extent possible. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We believe our existing cash will allow us to fund our operating plan only through the fourth quarter of 2024.

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

We are heavily dependent upon the ability and expertise of our management team and a very limited number of employees and consultants; the loss of such individuals could have a material adverse effect on our business, operating results and financial condition.

We currently have a very small management team. Our success is dependent upon the ability, expertise and judgment of our senior management and consultants. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on our business, operating results or financial condition. Mr. Redmond continues to serve as President and CEO of Odyssey, which may give rise to conflicts of interest.

We believe that our future success with regard to the Neurology Assets depends on the skills and efforts of our senior management and other key personnel, including Jacob VanLandingham, Ph.D., one of the Company’s independent contractors. The loss of the services of any of these individuals could harm our ability to successfully pursue the development of the Neurology Assets. If any of our executive officers or key personnel left or was otherwise unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

On December 5, 2022, the Mississippi Department of Human Services (“MDHS”) filed an Amended Complaint in the Circuit Court of Hinds County, Mississippi First Judicial District against Mississippi Community Education Center, Inc., a non-profit corporation, Nancy New, its director, Prevacus, Dr. VanLandingham its founder, and several other defendants, alleging, among other things, a conspiracy to defraud the MDHS. Prevacus, Inc., is the Company from whom Odyssey purchased the Neurology Assets in 2021. The MDHS is designated by Mississippi law as the State agency exclusively responsible for administering the federally-authorized and federally-funded anti-poverty (or “welfare”) program known as the Temporary Assistance for Needy Families program, or “TANF.” With regard to Prevacus and Dr. VanLandingham, the complaint alleges that $2.1 million was funneled through the Mississippi Community Education Center, a nonprofit run by Nancy New, to Prevacus and PresolMD, another company founded by Dr. VanLandingham. The MDHS, among other things, is seeking to recover $2.1 million it alleges went to Prevacus and PresolMD. Prevacus and Dr. VanLandingham have denied any wrongdoing and have denied being aware that the funds received from Community Education Center, Inc. were TANF funds. However, recently, Dr. VanLandingham plead guilty to one federal charge of wire fraud in connection with this case and is awaiting sentencing, the timing and results of which are uncertain. The Company does not believe it has any financial exposure related to the reimbursement of the funds paid to Prevacus and does not believe there are any grounds on which the Company could become embroiled in the foregoing legal proceedings. Dr. VanLandingham is not an Officer or Director of Oragenics but is instead an independent contractor. Nevertheless, any negative media related to foregoing legal proceedings, and in particular any negative media related to the Neurology Assets or Dr. VanLandingham, may negatively impact the Company’s ability to raise capital and otherwise continue the development of the Neurology Assets. Furthermore, while the Company has relationships with other experts in the field, including Frank Peacock, MD, the Company’s Chief Clinical Officer, Dr. VanLandingham’s ability to continue to assist in the development of the Neurology Assets may be negatively impacted by the foregoing legal proceedings which could negatively impact the Company’s ability to raise capital and otherwise continue the development of the Neurology Assets.

Risks Related to Our Common Stock

We cannot assure you that we will continue to be listed on the NYSE American.

Our common stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. On April 18, 2024 we received notification (the “Notice”) from the NYSE American that we were no longer in compliance with NYSE American’s continued standards, Specifically, the letter stated that the Company was in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the Company Guide”). Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. On August 13, 2024, we received a second notice from the NYSE American LLC informing us that us that we also are not in compliance with subsection (i) of Section 1003(a), which requires stockholders’ equity of no less than $2,000,000 if the Company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We reported stockholders’ equity of $3.2 million as of December 31, 2023, and $3 million as of September 30, 2024. Additionally, we have reported losses from continuing operations and/or net losses in our five most recent fiscal years ended December 31, 2023. On May 17, 2024, we submitted a plan of compliance (the “Plan”) to the NYSE American. On June 18, 2024, the NYSE American accepted our Plan; the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If we are not in compliance with the continued listing standards by October 18, 2025, or if the Company does not make progress consistent with the Plan during the Plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide. The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. However, there can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe. Further, the Company may fall out of compliance with other provisions of the NYSE American continued listing requirements and standards, including with regard to the Company’s stock price. If the Common Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. For example, our outstanding shares of common stock at December 31, 2023 was 3,080,693, due to additional common stock issuances related to capital raises, at September 30, 2024 our outstanding shares of common stock was 9,387,547. Furthermore, if Odyssey or the holders of Preferred Shares Series A and B convert their preferred shares into common stock an additional 7,511,220 shares of common stock could be issued resulting in dilution to our existing common shareholders. Additionally, as of November 13, 2024, 1,139,705 Pre-Funded Warrants remain unexercised.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None, other than those previously disclosed on the Company’s Current Reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.
(b)	None.
(c)	Director and Officer Trading Plans and Arrangements. During the quarterly period ended September 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).
(d)

ITEM 6.	EXHIBITS

Incorporated by reference to Exhibits filed after signature page.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

1.1	Placement Agency Agreement dated June 25, 2024 between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	6/26/24

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	1/23/23

3.7	Amendment to Articles of Incorporation for Certificate of Designation of Series F Convertible Preferred Stock	8-K	001-32188	3.1	12/8/23

3.8	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23

3.9	Bylaws	SB-2	333-100568	3.2	10/16/02

3.10	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.11	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.12	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

10.1	At-the-Market Sales Agreement (the “Sales Agreement”) between the Company and Dawson James Securities Inc. dated October 11, 2024	8-K	001-32188	1.1	10/15/24

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

*Portions of the exhibits have been omitted pursuant to Item 601(b)(10)(iv).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November 2024.

ORAGENICS, INC.

BY:	/s/ J. Michael Redmond
J. Micheal Redmond, President and Interim Principal Executive Officer

BY:	/s/ Janet Huffman
Janet Huffman, Chief Financial Officer and Principal Accounting Officer

