Form 10-K
period 2024-12-31
ORAGENICS INC
filed 2025-03-14
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1990 Main St Suite 750 Sarasota, FL	34326
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	OGEN	NYSE AMERICAN

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $4,740,189 computed based upon a last sales price of $1.04 as reported by the NYSE American as of June 28, 2024.

As of March 10, 2025, there were 21,475,289 shares of the registrant’s Common stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenues or achieve profitability;
●	We need to raise additional capital to continue to implement our business strategy and we may not be able to do so;
●	Our ability to obtain funding, non-dilutive or otherwise, necessary to do the research, development, manufacture, and commercialization of any one or all of our product candidates;
●	Our ability to maintain our listing on the NYSE American;
●	The timing, progress and results of clinical trials of our product candidates;
●	Uncertainties regarding submission, approval and scope of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;
●	Uncertainties regarding the potential benefits, activity, effectiveness and safety of our product candidates including as to administration, distribution and storage;
●	Uncertainties regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
●	Our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and those of our contractual partners;
●	Our ability to successfully commercialize our product candidates;
●	Uncertainties regarding our expenses, ongoing losses, future revenue, capital requirements;
●	Our ability to identify, recruit and retain key personnel and consultants;
●	Our ability to obtain, retain, protect, and enforce our intellectual property position for our product candidates, and the scope of such protection;
●	Our ability to advance the development of our new and existing product candidate under the timelines and in accord with the milestones projected;
●	Our need to comply with extensive and costly regulation by worldwide health authorities, who must approve our product candidates prior to substantial research and development and could restrict or delay the future commercialization of certain of our product candidates;
●	Our ability to successfully complete pre-clinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	The safety, efficacy, and benefits of our product candidates;
●	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control; and
●	Our competitive position and the development of and projections relating to our competitors or our industry.

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

Overview

We are a development-stage company dedicated to the research and development of nasal delivery pharmaceutical medications in neurology and fighting infectious diseases. Our lead product ONP-002 is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and is designed to cross the blood-brain barrier with the goal of rapidly reducing swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

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

ONP-002 to date has been shown to be stable up to 104 degrees for 18 months. The drug candidate is spray-dry manufactured into a powder and filled into the novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and easy to use in the field.

We believe the proprietary powder formulation and intranasal administration allows for rapid and direct accessibility to the brain. The device is breath-propelled and we expect it to allow patients to blow into the device which closes the soft palate in the back of the nasopharynx, preventing the flow of drug to the lungs or esophagus, minimizes system exposure and side effects, and easily crosses the blood brain barrier. This mechanism is designed to trap ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain.

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a Australia	Phase 2b	Phase 3
Complete	Complete	Estimated Q1/Q2 2025 start	Estimated Q1 2026 start	Estimated Q1 2027 start

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

Validation and Stability of ONP-002

A Certificate of Analysis (COA) was issued by the manufacturer of the drug, indicating that testing methods were standard and include appearance, identification by 1H NMR (a technique used to determine the structure of organic molecules), identification by Mass Spectroscopy (MS), optical purity by HPLC, residual solvent analysis, elemental impurities, percent water, and residue on ignition. The manufacturer has shown both the specifications and the results, indicating that the material supplied passes all criteria. ONP-002 is supplied in pure form. As such, no excipients are present. Stability studies were performed by storing samples under carefully controlled conditions with respect to temperature and humidity. The stability testing protocol included storage at 25 °C± 2 °C at 60% relative humidity ± 5% relative humidity for 24 months and 40 °C± 2 °C at 75% relative humidity ± 5% for 18 months. Samples were pulled at the scheduled time and analyzed for appearance, purity, assay, optical purity, and water content. No changes in ONP-002 were seen.

Intellectual Property

Patent applications that concern ONP-002 and the nasal delivery device have been filed as follows:

●	New chemical entity patent filings concerning the C-20 steroid compounds haves been filed with the USPTO and are pending in the U.S. To date, national patents in 9 different countries have been granted, including European countries and Canada. A bundle of patents under the European Patent Convention have also been granted.
	○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.
	○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat, minimize and/or prevent traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.
	○	An issued U.S. patent expiration with 5-year maximum patent term extension - 9/17/2040.
	○	An issued U.S. patent expiration without patent term extension - 9/17/2035.
●	Multiple nasal delivery device patent applications concerning the Breath-Powered Nasal Devices and Uses Thereof haves been filed in the U.S. with the USPTO as utility patent applications. In addition, multiple nationalized patent applications drawn to the Breath-Powered Nasal Devices and Uses Thereof have been filed in over 60 countries.
	○	Breath-Powered Nasal Devices and Uses Thereof for Treatment of TBI, Including Concussion, and Methods.
	○	Inventions relate to, inter alia, breath-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or systemic and/or CNS injury, disease or disorder with such devices.
	○	An exemplary issued U.S. patent expiration - 10/19/2042.

ONP-002 Development and Studies

ONP-002 Pre-Clinical Trials

The ONP-002 drug has completed toxicology studies in rats and dogs. Those studies show that ONP-002 has a large safety margin for its predicted efficacious dose. In preclinical animal studies, the drug demonstrated rapid and broad biodistribution throughout the brain while simultaneously reducing swelling, inflammation, and oxidative stress, along with an excellent safety profile.

Results from the preclinical studies suggest that ONP-002 has an equivalent, and potentially superior, neuroprotective effect compared to related neurosteroids. The animals treated with the drug post-concussion showed positive behavioral outcomes using various testing platforms including improved memory and sensory-motor performance, and reduced depression and anxiety-like behaviors.

ONP-002 Induction of Pregnane X Receptor (PXR)

The induction of the human CYP450 enzymes, CYP2B6, and CYP3A4, by ONP-002, as measured by mRNA expression, was tested in human hepatocytes from 3 donors at 3 concentrations: 1 μM, 10 μM and 100 μM. Results reflected that ONP-002, through the known PXR-mechanism, produced a modest induction of CYP3A4, up to 17% of the positive control, and a greater induction of CYP2B6, of up to 59% of the positive control, both at a concentration of 100 μM. Past data reflected that ONP-001 (ent-Progesterone) and Progesterone induce the PXR receptor. Receptor binding studies have been performed showing neither ONP-001 or ONP-002 activate the classical Progesterone Receptor.

ONP-002 Animal Studies

All surgical animals (male Sprague-Dawley rats weighing approximately 250 grams) were anesthetized with an initial isoflurane induction for 4 minutes, the minimum time necessary to sedate the animal. The scalp was shaved and cleaned with isopropanol and betadine. During the stereotaxic surgery, anesthesia was maintained with isoflurane. A medial incision was made, and the scalp was pulled back over the medial frontal cortex. A 6mm diameter craniotomy was performed exposing the brain tissue. An electrically controlled injury device using a 5mm metal impactor was positioned over the exposed brain. An impact speed of 1.6 m/s at a 90-degree angle from vertical was used to produce an open head injury at a depth of 1mm to create a milder TBI. All treatments were given intranasal (IN) as a liquid solution with a micro atomizer. Vehicle for all administrations was 22.5% Hydroxy-Propyl-β-cyclodextrin (HPβCD).

Molecular Studies - Brain tissue was taken from the penumbral region of injury.

Cerebral Edema

In Figure 1, we show that ONP-002 reduces swelling in rats compared to vehicle-treated at 24hours after brain injury by measure of brain water content through speed-vacuum dehydration and tissue weight comparisons. ONP-002-treated (4mg/kg) and vehicle-treated were compared to sham which was set at zero. Local edema can occur after mTBI. Severe cerebral edema is associated with poor outcomes including increased mortality after mTBI with Second Impact Syndrome (2). *Denotes significance at p<0.05, n=6

Figure 1

Inflammation

mTBI causes vascular and neuronal stress. Microglia and reactive astrocytes infiltrate the areas of injury and release inflammatory mediators like TNF-alpha. We show that ONP-002 (4mg/kg) reduces TNF-alpha-mediated neuroinflammation in brain tissue of rats compared to vehicle at 24 hours after mTBI (ELISA).

Pharmacokinetics and Safety of IN ONP-002 in Dogs

This pivotal GLP 14-day study used repeat dosing of ONP-002, 3X a day, approximately 4 hours apart, for 14 consecutive days at concentrations of 0, 3, 10 or 23 mg/mL at a volume of 1ml/nostril to beagle dogs (both nostrils had drug administered). The IN treatment was given as a liquid solution using a micro atomizer using 22.5% HPβCD as the vehicle. IN ONP-002 dosing revealed that ONP-002 was well tolerated up to the highest dose of 23mg/ml or 46mg in total per dosing. Clinical observations were limited to increased salivation in dogs which occurred in a dose-dependent manner. There were no effects on body weight, food consumption, ophthalmic parameters, clinical chemistry, hematology, or organ weights at any of the doses tested. Microscopic analysis revealed purulent exudates in the nasal turbinate and evidence of inflammatory infiltrates and fibrin deposition in the lungs. All of these events were classified as mild, reversed during the recovery period, and did not appear to show any dose dependency. Similar findings were evident in vehicle control treated dogs indicating the findings were vehicle related. The highest dose of 23mg/ml was thus determined to be the no-observed-adverse-effect level (NOAEL), which is equivalent to a ONP-002 dose of 1.5mg/kg and 2.3mg/kg in male and female dogs, respectively. Testing shows the dose-dependent increase in plasma exposure of ONP-002 in male and female dogs following IN administration. Plasma exposure levels were similar in males and females and there did not appear to be any evidence of drug accumulation following multiple doses.

Cardiopulmonary Safety Pharmacology

The effect of ONP-002 on the human ether-a-go-go related gene (hERG) tail currents was assessed in a non-Good Laboratory Practice (GLP) study using manual whole-cell patch clamp. ONP-002 tested at a single concentration of 10μM inhibited hERG tail currents by 42.6% (n=3). In order to achieve a safety factor of 30-fold between in vitro hERG IC50 and free plasma levels of ONP-002 in clinical studies, Cmax should not exceed a free drug concentration of 0.33μM (99ng/ml). ONP-002 is 97.2% human plasma protein bound and is estimated to reach a plasma Cmax of 12.5nM, the highest dose of 0.533mg/kg to be administered in the planned first in human (FIH) study, which provides a safety factor of 800-fold. A GLP study is planned at Charles River, Inc. and will be performed prior to IND submission.

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

We anticipate preparing for Phase 2b clinical trials to further evaluate ONP-002’s safety and efficacy. Based on the Phase I data, we plan to apply for an Investigational New Drug application (IND) with the FDA and conduct a Phase 2b trial in the U.S.

We anticipate a Phase 2 clinical trial will be performed administering ONP-002 intranasally in concussed patients 2x a day for up to fourteen days. The Phase 2a feasibility study is expected to be performed in Australia with a target initiation date in the first or second quarter of 2025 to be followed closely by a Phase 2b proof of concept study in the U.S.

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

Market Opportunity

Currently, we are focused on expanding our nasal drug delivery platform to the treatment of neurological brain disorders, illnesses and injuries, or concussions. We believe concussion treatment is a significant unmet need, and that, currently, there are no therapeutic treatments available for moderate to severe concussion. We further believe nasal delivery offers many advantages over standard systemic delivery systems, such as i) its non-invasive character, ii) fast onset of action, and iii) in most cases, reduced side effects due to a more targeted delivery.

Systemic approaches often fail to efficiently supply the central nervous system with drugs for the treatment of neurological disorders, which, we believe, presents a unique opportunity for intranasal drug delivery. The global nasal drug delivery technology market is projected to surpass $40 billion by 2030.

Growth Strategy

If the FDA clears or approves our product candidates to be marketed commercially, we intend to enter into agreements with industry partners or qualified distributors throughout the U.S. We intend to pursue a similar approach if our product candidates are cleared or approved for marketing outside of the U.S. We intend to require such partners or distributors to pay us an initial license fee, as well as royalties based on gross sales. Retaining exclusivity is expected to be based on a mutually agreeable semi-annual or quarterly sales minimum. We also anticipate focusing on international growth because, generally, we believe such international license agreements provide a stronger path to revenue and earnings than purely domestic products.

Our objective is to eventually grow revenue through marketing and sales of ONP-002 if it gains regulatory approvals. Although no assurances can be given, management anticipates company growth from the following areas:

1)	Distribution or License Agreements. Once any of our products in development are approved by the appropriate regulatory agency, we plan to enter into distribution agreements with companies that have sales professionals with experience selling through a variety of sales methods. These distribution agreements should allow us to achieve sales and revenue more quickly in the medical products industries.
2)	Identify and develop our products for additional proprietary uses. When funding allows, we intend to utilize our proprietary nasal delivery system to deliver other drugs to the brain to treat brain-related medical issues.
3)	The development and acquisition of new products. We intend to pursue the development and acquisition of other product candidates and market any new products, if cleared or approved. We intend, as capital resources permit, to develop such opportunities if and when they present themselves.
4)	Seek partners to assist in the further development of our drug device combination products. We intend to seek partners to assist with the further development and clinical trials of ONP-002. Partnerships could be in the form of government grants or from industry pharmaceutical companies who have an interest in brain-related drug therapies.

We currently have no products authorized for commercial distribution in the U.S., Europe, or any other country. We have development programs for devices and pharmaceutical drugs, which are in various stages of development. Currently we are only funding the development of ONP-002 which is intended to treat concussion. All of our products require regulatory clearance or approvals, and we cannot begin marketing and selling our product candidates until we obtain applicable authorizations from the respective regulatory agency.

Government Regulations

In the U.S., foods (including dietary supplements), drugs (including biological products), medical devices, cosmetics, tobacco products and radiation-emitting products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the manufacture, distribution and sale of these products. These laws and regulations prescribe criminal and civil penalties that can be assessed, and violation of these laws and regulations can result in enforcement actions by the FDA and other regulatory agencies.

FDA Regulation of Drugs - New Drug Approval Process

Pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or Biologics License Applications (BLAs), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves the following steps before a biological product or new drug may be marketed in the U.S.:

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

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level, and at any time in the course of animal studies designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or in clinical trials of our drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent marketing approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current Good Manufacturing Processes (cGMPs) is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 people in the U.S. at the time of application for orphan drug designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the U.S. for the orphan drug indication. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the U.S., including the EU. The orphan legislation in the EU is available for therapies addressing conditions that affect five or fewer out of 10,000 persons, are life-threatening or chronically debilitating conditions and for which no satisfactory treatment is authorized. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.

Expedited Development and Review Programs

Under the FDA Modernization Act of 1997, designation as a Fast-Track product or a breakthrough therapy for a new drug or biological product means that the FDA will take such actions as are appropriate to The FDA has the authority to facilitate and expedite the development and review of a drug through various programs, such as fast track designation, breakthrough therapy designation and priority review designation. Each program may be utilized by the FDA in the context of particular circumstances. For example, fast track designation would generally be used to facilitate the development and review of a drug that addresses an unmet medical need. Breakthrough therapy designation applies similarly in cases where a drug demonstrates substantial improvement over existing and available therapies. Priority review designation suggests the FDA will take action on an application within six months of filing.

We cannot guarantee that the FDA will grant any of our requests for fast track or breakthrough therapy designations, that any such designations would affect the time of review or that the FDA will approve the NDA or BLA submitted for any of our drug candidates, whether these designations are granted or not. Additionally, FDA approval of a fast track/breakthrough product can include restrictions on the product’s use or distribution (such as permitting use only for specified medical conditions or limiting distribution to physicians or facilities with special training or experience). Approval of such designated products can be conditioned on additional clinical trials after approval.

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

Exclusivity

Exclusivity provisions under the FDC Act also can delay the submission or the approval of certain applications. The FDC Act provides a five-year period of non-patent exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is entitled to NCE exclusivity if it contains a drug substance with no active moiety of which has been previously approved by the FDA. During the exclusivity period, the FDA may not accept for review an ANDA or file a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDC Act also provides three years of market exclusivity for an NDA, including a 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions for use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

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

Biologics Regulation

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, only four biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, particularly with respect to interchangeability, are still being evaluated by the FDA.

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

Regulation Outside the United States

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

In 2019 new Regulation (EU) No 536/2014 became applicable and aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include:

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

Pursuant to Regulation (EC) No 726/2004, this procedure is mandatory for:

●	medicinal products developed by means of one of the following biotechnological processes;
●	recombinant DNA technology;
●	controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells;
●	hybridoma and monoclonal antibody methods;
●	advanced therapy medicinal products as defined in Article 2 of Regulation (EC) No. 1394/2007 on advanced therapy medicinal products;
●	medicinal products for human use containing a new active substance that, on the date of effectiveness of this regulation, was not authorized in the European Union, and for which the therapeutic indication is the treatment of any of the following diseases;
●	acquired immune deficiency syndrome;
●	cancer;
●	neurodegenerative disorder;
●	diabetes;
●	auto-immune diseases and other immune dysfunctions;
●	viral diseases; and
●	medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

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

Market Authorizations Granted by Authorities of EU Member States

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

A marketing authorization may be granted only to an applicant established in the EU.

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

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the EU, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and Other Requirements

We are required to comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. EU regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the European Union. Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

Marketing and Promotion

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU under Directive 2001/83/EC. The applicable regulations aim to ensure that information provided by holders of marketing authorizations regarding their products is truthful, balanced and accurately reflects the safety and efficacy claims authorized by the EMA or by the competent authority of the authorizing member state. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary certificate, or SPC, may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each EU member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the EU (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

A six-month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed pediatric investigation plan, the authorized product information includes information on the results of the studies and the product is authorized in all member states of the European Union.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

There has been an increased focus on drug pricing in recent years in the U.S. Although there are no direct government price controls over private sector purchases in the U.S., there are rebates and other financial requirements for federal and state health care programs. The Medicare Modernization Act, enacted in December 2003, established the Medicare Part D outpatient prescription drug benefit, which is provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The health care reform legislation enacted in 2010, known as the Affordable Care Act, requires drug manufacturers to pay 50% of the Medicare Part D coverage gap, also known as the “donut hole,” on prescriptions for branded products filled when the beneficiary reaches this coverage. The Deficit Reduction Act of 2005 resulted in changes to the way drug prices are reported to the government and the formula using such information to calculate the required Medicaid rebates. The Affordable Care Act increased the minimum basic Medicaid rebate for branded prescription drugs from 15.1% to 23.1% and requires pharmaceutical manufacturers to pay states rebates on prescription drugs dispensed to Medicaid managed care enrollees. In addition, the Affordable Care Act increased the additional Medicaid rebate on “line extensions” (such as extended-release formulations) of solid oral dosage forms of branded products, revised the definition of average manufacturer price by changing the classes of purchasers included in the calculation, and expanded the entities eligible for discounted pricing under the federal 340B drug pricing program. Current orphan drugs are excluded from the expanded 340B hospitals eligible for discounts.

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

Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. Payers may require physicians to seek approval from them before a product will be reimbursed or covered, commonly referred to as prior authorization. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare Part D coverage for oncology drugs, the Medicare Modernization Act, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in CMS-approved compendia, such as the National Comprehensive Cancer Network Drugs and Biologics Compendium. Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on health care costs in general, and prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the actions of the National Institute for Clinical Excellence in the U.K., which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our drug candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure from governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

We have limited ability to predict how competitive our products and product candidates will be in the marketplace.

Our Intellectual Property

Our success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements, and know-how related to the business; to defend and enforce proprietary rights, including any patents that we may own in the future; to preserve the confidentiality of our trade secrets and other intellectual property; to obtain and maintain licenses to use intellectual property owned by third parties; and to operate without infringing valid and enforceable patents and other proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed in the future, nor can we be sure that any of our existing patents or any patents that may be granted in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

Patents

We attempt to protect our technology, innovations, and products through patents and patent applications. As part of the December 2023 acquisition of ONP-002 and related intellectual property, we acquired rights to numerous patent properties for ONP-002 which have been filed and/or issued and a rights to multiple patent applications that haves been filed worldwide on the novel Breadth-Powered Nasal Delivery Devices and Uses Thereof.

Patent applications that concern ONP-002 and the nasal delivery device have been filed as follows:

●	New chemical entity patent filings concerning the C-20 Steroid compounds haves been filed with the USPTO and are pending in the U.S. To date, national patents in 9 different countries have been granted, including European countries and Canada. A bundle of patents under the European Patent Convention have also been granted.
	○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.
	○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat, minimize and/or prevent traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.
	○	An issued U.S. patent expiration with 5-year maximum patent term extension - 9/17/2040.
	○	An issued U.S. patent expiration without patent term extension - 9/17/2035.

●	Multiple nasal delivery device patent applications concerning the Breath-Powered Nasal Devices and Uses Thereof haves been filed in the U.S. with the USPTO as utility patent applications. In addition, multiple nationalized patent applications drawn to the Breath-Powered Nasal Devices and Uses Thereof have been filed in over 60 countries.
	○	Breath-Powered Nasal Devices and Uses Thereof for Treatment of Traumatic Brain Injury (TBI), Including Concussion, and Methods.
	○	Inventions relate to, inter alia, breath-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (CNS) injury, disease or disorder, and methods of treating local or systemic and/or CNS injury, disease or disorder with such devices.
	○	An exemplary issued U.S. patent expiration - 10/19/2042.

The effect of issued patents is that they provide patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from later-granted patents on, for example, (i) processes, (ii) methods, (iii) uses, (iv) dosage strengths, (v) dosage forms, (vi) compositions, (vii) formulations, (viii) treatment regimens, (ix) pharmacokinetic properties, (x) safety properties, (xi) stability properties, (xii) improvements, and (xii) intermediates related to the most economical method of manufacture of the active ingredients of such product in the United States and certain other countries. Market exclusivities may also be available under relevant regulatory law in the United States and certain other countries that can provide regulatory exclusivities in addition to patent protection. The effect of patent expiration on products or product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

We believe that the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all of our intellectual property are important to our business. There can be no assurance that our patents, and any patents that may be issued, assigned, or licensed to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that any patents issued, assigned, or licensed to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents held by third parties and containing broad claims over technology used by us were upheld by a court or other authority of competent jurisdiction, the holders of such patents could require us to obtain licenses to use such technology.

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

Protection of Trade Secrets

We attempt to protect and safeguard our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of internal policies and confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

Human Capital

Employees

We have three full-time employees and two part-time employees. We enjoy good relations with our employees. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

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

Available Information

Our website is www.oragenics.com. On our website we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). The information contained on our website or connected thereto is not a part of, or incorporated into, this annual report on Form 10-K.

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

Risk Factor Summary

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

●	We have incurred significant losses since our inception, have limited financial resources, do not generate any revenues and will need to raise additional capital in the future.

●	We may not be able to secure additional funding.

●	Our auditor has expressed substantial doubt about our ability to continue as a going concern.

●	We may not be able to satisfy the continued listing standards of the NYSE American and may be delisted from the NYSE American.

●	We have limited neurology-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities.

●	None of our product candidates have been approved for sale and if we are unable to successfully develop our product candidates, we may not be able to continue as a going concern.

●	Our product candidates, if approved, will face significant competition; many of our competitors have significantly greater resources and experience.

●	Our ONP-002 concussion candidate may face competition from biosimilars approved through an abbreviated regulatory pathway.

●	The market opportunities for our neurology product candidates may be smaller than we believe them to be and we cannot assure you that the market and consumers will accept our products or product candidates.

●	If our manufacturers and suppliers fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

●	We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

●	If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

●	We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

●	Our concussion and neurology related research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials licenses.

●	We may not be able to protect our intellectual property and if we are unable to protect our trademarks or other intellectual property from infringement, our business prospects may be harmed.

●	We may be subject to claims challenging the inventorship of our patents and other intellectual property rights.

●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

●	Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely on could compromise our information and expose us to liability, reputational damage, or other costs.

●	Our product candidates are subject to substantial government regulation.

●	Clinical trials conducted outside of the United States, present additional risks.

●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements.

●	Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays.

●	Any product candidates that we commercialize will be subject to ongoing and continued regulatory review and we may also be subject to healthcare laws, regulation and enforcement.

●	Our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●	Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of health care payers, physician and patient adoption and use necessary for commercial success.

●	The issuance of additional equity securities by us in the future will result in dilution and the conversion of our outstanding preferred stock will result in significant dilution.

●	Certain provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may prevent a change of control of our company that a shareholder may consider favorable.

●	The price and volume of our common stock has been volatile and fluctuates substantially.

●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future and may not be able to continue as a going concern.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of $10.6 million and $20.7 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, our accumulated deficit was approximately $217 million. We have devoted a significant amount of our financial resources to research and development, including our nonclinical development activities and clinical trials. We expect that the costs associated with our plans to begin Phase 2 work on ONP-002 will be significant. Additionally, our License Agreements also require the payment of certain recurring and performance-based royalties that may negatively impact our financial capabilities. In addition, Ladenburg Thalmann has sent us an invoice and demand letter claiming it is owed $2,500,000 in connection with our purchase of the Neurology Assets (the “Ladenburg Claim”). We strongly disagree with such claim and have filed a confidential action for arbitration against Ladenburg through FINRA on March 12, 2024, seeking, among other things, a declaratory action ruling that no such fee is owed, the litigation expenses related thereto will put further strain on our limited resources. As a result, we expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including Phase 2 work for our ONP-002 product candidate and conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. We anticipate that our estimated cash resources of approximately $0.8 million as of December 31, 2024, will be sufficient to fund our operations as presently structured through the first quarter of 2025. On February 5, 2025 we sold approximately 7.8 million common shares through our ATM for gross proceeds of approximately $2.8 million before subtracting commission and legal expenses. In addition, on March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the Company sold, in a private placement, to the purchaser a promissory note with an aggregate principal amount of $3,000,000 and 1,000,000 shares of Series G Mirroring Preferred Stock of the Company. The aggregate gross proceeds to the Company were $2,500,000 million, before deducting placement agent fees and expenses. After the February ATM cash proceeds and the purchase Agreement financing, we anticipate that our estimated cash resources will be sufficient to fund our operations as presently structured through the third quarter of 2025. We are currently evaluating cost-saving initiatives, including restructuring that could allow further cash runway through 2025 to the extent such initiatives are undertaken but there can be no assurances we will be able to implement them. Our auditor has previously expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern. Our actual costs may ultimately vary from our current expectations, which could materially impact our use of capital and our forecast of the period of time through which our financial resources will be adequate to support our operations. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Accordingly, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, and research and development activities. Specifically, we need to raise additional capital to, among other things:

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

Given our current cash position and significant uncertainties related to future funding opportunities and our 2024 financials, substantial doubt exists regarding our ability to continue as a going concern through one year from the date that the financial statements included in this Annual Report were issued.

Our ability to fund our operations is dependent upon funding from grants and/or equity financing. New financing may not be available to us on commercially acceptable terms, or at all. Ongoing litigation may make it more difficult to obtain financing. Also, any collaborations, strategic alliances, and marketing, distribution, or licensing arrangements may require us to give up some or all of our rights to a product candidate, which in some cases may be at less than the full potential value of such rights. In addition, the regulatory and commercial success of our product candidates remains uncertain. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, pivot, reduce the scope of, or eliminate some or all of our operations, or downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations, and ability to operate as a going concern.

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

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited consolidated financial statements, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024, contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements did not include any adjustments that may have been necessary in the event we were unable to continue as a going concern. If we are unable to establish to the satisfaction of our independent registered public accounting firm that the net proceeds from our financing efforts will be sufficient to allow for the removal of this going concern qualification, we may need to significantly modify our operational plans for us to continue as a going concern. On February 5, 2025 we sold approximately 7.8 million common shares through our ATM for gross proceeds of approximately $2.8 million before subtracting commission and legal expenses. In addition, on March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor pursuant to which the Company sold, in a private placement, to the purchaser a promissory note with an aggregate principal amount of $3,000,000 and 1,000,000 shares of Series G Mirroring Preferred Stock of the Company. The aggregate gross proceeds to the Company were $2,500,000 million, before deducting placement agent fees and expenses. After the February ATM cash proceeds and the purchase Agreement financing, we anticipate that our estimated cash resources will be sufficient to fund our operations as presently structured through the third quarter of 2025. Absent sufficient additional financing, we may be unable to remain a going concern.

We require additional funding to be able to maintain our current level of operations and to fund the further development of our new ONP-002 product candidate; we may not be able to obtain additional funding.

To date, we have never developed any product candidate, and we cannot assure investors that we will be able to successfully develop any drug candidate, including without limitation a drug treatment for mild traumatic brain injury, with our current resources and capabilities. Because our new ONP-002 concussion drug product candidate is in early stages of development and contemplates nasal administration it will require extensive pre-clinical and clinical testing, and we will need significant additional funding to conduct such research and testing. We do not expect to generate revenue from product sales, licensing fees, royalties, milestones, contract research or other sources of funds in amounts sufficient to fully fund our operations for the foreseeable future, and we will therefore use our cash resources, and expect to require additional funds, to maintain our existing operations, continue our research and development programs, commence Phase 2 clinical studies and clinical trials for our ONP-002 product candidate, and to seek regulatory approvals. Additionally, we expect our operating expenses to increase, both due to additional employment costs and operating costs required to pursue the development of the Neurology Assets.

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

The product candidates included in the Neurology Assets are still in development and we have not obtained authorization from any regulatory agency to commercially distribute such products in any country and we may never obtain such authorizations.

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

Our concussion drug product candidate is at the Phase 2 clinical stage and has not been approved for sale. We have not conducted substantial research and development for a concussion product candidate, and we may be unable to produce a concussion drug that successfully treats mild traumatic brain injury in a timely and economical manner, if at all.

Our Neurology Asset development program is in the early stages of research and development, and currently includes only one product candidate, which has completed Phase I clinical trials but has not commenced Phase 2 clinical trials. Limited data exist regarding the safety and efficacy of our concussion product candidate, and we must conduct a substantial amount of additional research, development and clinical testing before any regulatory authority will approve our concussion product candidate. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials or unsatisfactory clinical trial results.

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

We do not manufacture or have the capacity to manufacture any of our drug candidates and have one manufacturer as our current partner in the development of synthetic chemistry and manufacturing of the ONP-002 (Molecular Formula: C20H28O2, Molecular Weight: 300.14 g/mol). Our ability to successfully develop our ONP-002 product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for our product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any products or substances in the event our current supplier ceases their operations or stops offering us sufficient quantities of these materials for any reason.

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

In the event that any of the pre-clinical research or, if an IND is accepted by the FDA, the Phase 2 clinical trials for our concussion treatment product candidate are perceived to be successful, we may need to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of this potential treatment through a variety of U.S. government-sponsored mechanisms, such as an Expanded Access Program or an Emergency Use Authorization program. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other existing product candidate programs. In addition, since the path to licensure of any concussion drug treatment is unclear there could be a negative impact on our receipt of marketing approval. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through nonclinical testing and clinical trials that our products are safe and effective for use in humans. To date ONP-002 has successfully completed Phase I clinical trials but has not yet completed Phase 2 clinical trials. It is possible that when and if future clinical trials are conducted in humans, they will show that our ONP-002 is ineffective or harmful in humans. If ONP-002 is shown to be ineffective or harmful to humans, we will be unable to commercialize and generate revenues from sales of such product candidate.

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

We believe that our future success with regard to the Neurology Assets will depend significantly on the skills and efforts of key personnel, including Jacob VanLandingham, Ph.D., one of the Company’s independent contractors. The loss of the services of any of these individuals could harm our ability to successfully pursue the development of the Neurology Assets. If any of our executive officers or key personnel left or was otherwise unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

On December 5, 2022, the Mississippi Department of Human Services (“MDHS”) filed an Amended Complaint in the Circuit Court of Hinds County, Mississippi First Judicial District against Mississippi Community Education Center, Inc., a non-profit corporation, Nancy New, its director, Prevacus, Inc., Dr. VanLandingham its founder, and several other defendants, alleging, among other things, a conspiracy to defraud the MDHS. Prevacus, Inc., is the Company from whom Odyssey purchased the Neurology Assets in 2021. The MDHS is designated by Mississippi law as the State agency exclusively responsible for administering the federally-authorized and federally-funded anti-poverty (or “welfare”) program known as the Temporary Assistance for Needy Families program, or “TANF.” With regard to Prevacus and Dr. VanLandingham, the complaint alleges that $2.1 million was funneled through the Mississippi Community Education Center, a nonprofit run by Nancy New, to Prevacus and PresolMD, another company founded by Dr. VanLandingham. The MDHS, among other things, is seeking to recover $2.1 million it alleges went to Prevacus and PresolMD. On or about July 2024, Dr. VanLandingham pled guilty to a single federal charge of wire fraud related to these proceedings. The Company does not believe it has any financial exposure related to the reimbursement of the funds paid to Prevacus and does not believe there are any grounds on which the Company could become embroiled in the foregoing legal proceedings. Dr. VanLandingham is not an Officer or Director of Oragenics but is instead an independent contractor. Nevertheless, any negative media related to foregoing legal proceedings, and in particular any negative media related to the concussion assets or Dr. VanLandingham, may negatively impact the Company’s ability to raise capital and otherwise continue the development of the Neurology Assets. Furthermore, Dr. VanLandingham’s ability to continue to assist in the development of the Neurology Assets may be negatively impacted by his need to respond to, and participate in, the foregoing legal proceedings.

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

As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $159,358,319 and $142,594,207, respectively. We also accumulated U.S. federal and state research tax credits of approximately $4,041,694 as of December 31, 2024. Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the Corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Clinical trials conducted outside of the United States, present additional risks.

Conducting clinical trials in foreign countries, such as Australia, for our product candidate presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Delays in the completion of any preclinical studies or clinical trials of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our preclinical studies or clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change.

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

Our Common Stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. On April 18, 2024, we received notification (the “Notice”) from the NYSE American that we were no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that the Company was not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in our five most recent fiscal years. We reported shareholders’ equity of $3.2 million as of December 31, 2023, and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2023. On May 17, 2024, we submitted a plan of compliance (the “Plan”) to the NYSE American. On June 18, 2024, the NYSE American accepted our Plan; the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If we are not in compliance with the continued listing standards by October 18, 2025 or if the Company does not make progress consistent with the Plan during the Plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide. The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. However, there can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe. If the Common Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

The issuance of additional equity securities by us in the future would result in dilution to our existing common shareholders.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional products or brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could result in further dilution to our existing common shareholders. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. For example, our outstanding shares of common stock at December 31, 2023 was 3,080,693, due to additional common stock issuances related to capital raises, incentive compensation, and the conversion of our Preferred Shares Series A and B our outstanding shares of common stock was 12,570,100 at December 31, 2024. Furthermore, if Odyssey converts their preferred shares into common stock an additional 7,488,197 shares of common stock could be issued resulting in dilution to our existing common shareholders.

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

The conversion of our Series F Preferred Stock, and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The holders of our Series F Preferred Stock may convert their shares of preferred stock into shares of common stock. As of December 31, 2024, we had outstanding 7,488,692 shares of Series F Preferred Stock, which are convertible into common stock on a one-to-one basis. In addition to our outstanding shares of preferred stock, as of December 31, 2024, there were currently outstanding warrants to purchase 736,574 shares of our common stock. The conversion of our Series F Preferred Stock; as well as the exercise of our outstanding warrants will result in significant dilution to existing common shareholders and could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

The trading price of our common stock has historically been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. The closing price of our common stock as reported on the NYSE American had a high price of $6.84 and a low price of $0.27 in the 52-week period ended December 31, 2024. Furthermore, our stock traded within a range of a high volume of 15,238,600 and a low volume of 4,400 per share for the period of January 1, 2024, through December 31, 2024. As a result of this volatility, our stockholders could incur substantial losses. Factors that impact our trading price include:

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

We have implemented an information security management system in accordance with our risk profile and business that is designed to protect us, our employees, and our shareholders from cybersecurity threats. We have also developed an incident response policy and procedure designed to facilitate the handling of cybersecurity incidents.

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

Governance Related to Cybersecurity Risks

The Board of Directors and Audit Committee oversee the management of risks by our management. The Audit Committee is responsible for reviewing our cybersecurity program and risks, as identified by our management, and the steps our management has taken to protect against threats to our assets, including information systems and data security. The Audit Committee provides updates to the Board approximately annually.

ITEM 2. PROPERTIES.

We do not currently lease or own any properties. The lease for our Tampa facility expired in February 2024.

ITEM 3. LEGAL PROCEEDINGS.

On December 7, 2022, we entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). We terminated the Engagement Letter as of August 15, 2023. Ladenburg sent us an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on our purchase of assets from Odyssey Health, Inc. We strongly disagrees that any such fee is due to Ladenburg and initiated a confidential action for arbitration against Ladenburg with the Financial Industry Regulatory Authority (“FINRA”) on March 12, 2024, seeking, among other things, a declaratory judgment that no such fee is owed. On April 17, 2024 Ladenburg filed a Complaint in federal court in the Southern District of Florida and also filed motion for a temporary restraining order (“TRO”) and preliminary injunction seeking to move the venue from FINRA to the federal court in Miami-Dade County. On May 3, 2024, the Magistrate Judge assigned to the case issued a Report and Recommendation denying the motion; although Ladenburg objected to the Report and Recommendation, Magistrate Judge’s Report and Recommendation, the District Court Judge adopted the Report and Recommendation, finalizing the Court’s denial of the requested injunctive relief. On May 9, 2024, we filed a motion to dismiss in the federal court action, which is still pending. Meanwhile, the FINRA action continues and is set to be heard in August 2025. We believe Ladenburg’s claims are unlikely to prevail and intend to defend vigorously against such claims. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact our business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that we will prevail. We do not include an estimate of legal fees and other related defense costs in our estimate of loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol OGEN. The last price of our common stock as reported on the NYSE American on March 10, 2025 was $XXX per share. As of March 10, 2025, there were approximately 40 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name such as banks and brokerage firms.

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

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2024.

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

Overview

We are a development-stage company dedicated to the research and development of nasal delivery pharmaceutical medications in neurology and fighting infectious diseases. Our lead product ONP-002 is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and is designed to can cross the blood-brain barrier with the goal of rapidly reducing swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

Our ONP-002 Neurology Asset for Brain Related Illness and Injury

Following our December 2023 acquisition of the assets of Odyssey Health, Inc. (“Odyssey”) related to the segment of its business focused on developing medical products that treat brain related illnesses and diseases (the “Neurology Assets”) our lead product and focus is on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

ONP-002 to date has been shown to be stable up to 104 degrees for 18-months. The drug candidate is spray-dry manufactured into a powder and filled into the novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and easy to use in the field.

The proprietary powder formulation and intranasal administration allows for rapid and direct accessibility to the brain. The device is breath propelled and allows patients to blow into the device which closes the soft palate in the back of the nasopharynx, preventing the flow of drug to the lungs or esophagus, minimizes system exposure and side effects, and easily crosses the blood brain barrier. This mechanism is designed to trap ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain.

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a Australia	Phase 2b	Phase 3
Complete	Complete	Estimated Q1/Q2 2025 start	Estimated Q1 2026 start	Estimated Q1 2027 start

This product development plan is an estimate and is subject to change based on funding, technical risks and regulatory approvals.

For a discussion of the related intellectual property and clinical trials, refer to Item 1. Business.

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

Recent Funding

In February 2025, we sold 7.8 million shares of our common stock pursuant to our ATM agreement with Dawson James for gross proceeds of $2.75 million before deducting commission and legal expenses. See Note 7 of Notes to Consolidated Financial Statements for additional information.

On March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “Offering”), to the Purchaser a promissory note with an aggregate principal amount of $3,000,000 (the “Note”) and 1,000,000 shares of Series G Mirroring Preferred Stock of the Company (the “Series G Preferred Stock”). The aggregate gross proceeds to the Company are expected to be $2,500,000 million, before deducting placement agent fees and expenses. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes. Dawson James Securities, Inc. served as the placement agent in the Offering, pursuant to the terms of a placement agent agreement dated February 26, 2024 and received 6% of the gross proceeds of the Offering and reimbursement of the legal fees of its counsel. The Note and Series G Preferred Stock sold in the Offering were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder and, have not been registered under the Act, or applicable state securities laws. Accordingly, the Note and Series G Preferred Stock may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Act and such applicable state securities laws.

Going Concern

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of $10.6 million and $20.7 million for the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024, our accumulated deficit was $216.8 million.

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

In addition, Ladenburg Thalmann has sent us an invoice and demand letter claiming we owe them $2.5 million in connection with our purchase of the Neurology Assets (the “Ladenburg Claim”). See Item 3. Legal Proceedings for additional information.

We expect to continue to incur substantial net losses and negative cash flows for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital. Because of the numerous risks and uncertainties associated with product development and commercialization, we may not be able to continue as a going concern and are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to generate the revenue necessary to achieve or maintain profitability.

Future Capital Requirements

Our capital requirements for 2025 will depend on numerous factors, including the success of our commercialization efforts and of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners.

Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further commercialize or develop our Neurology Assets, including continued increases in costs related to research, nonclinical testing and clinical trials, as well as costs associated with our capital raising efforts and being a public company.

Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents provide us with limited liquidity. We believe our existing cash and cash equivalents of $0.8 million at December 31, 2024 will allow us to fund our operating plan through the first quarter of 2025. Subsequent to December 31, 2024, in February 2025, we sold 7.8 million shares of common stock from our ATM program. The gross proceeds before commission and expenses from the February 2025 ATM sales were $2.75 million. Additionally, on March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “Offering”), to the Purchaser a promissory note with an aggregate principal amount of $3,000,000 (the “Note”) and 1,000,000 shares of Series G Mirroring Preferred Stock of the Company (the “Series G Preferred Stock”). The aggregate gross proceeds to the Company were $2,500,000 million, before deducting placement agent fees and expenses. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes. We believe that these additional cash resources will allow us to fund our operating plan through the third quarter of 2025.

Required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing, research and development and commercialization activities, which could harm our business.

The sale of additional equity or debt securities may result in dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	conducting Phase 2 clinical trials for our ONP-002 product candidate, filing an IND with the FDA and, if approved, engage in Phase 3 clinical trials;
identifying and securing clinical sites for the conduct of human trials for our product candidates;
●	the number and characteristics of the product candidates we pursue;
●	the scope, progress, results, and costs of researching and developing our product candidates, and conducting nonclinical and clinical trials including the research and development expenditures we expect to make in connection with agreements with third parties we put in place to advance our research and development efforts;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
●	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
●	our ability to achieve our milestones under our ECC agreement and licensing arrangements and the payment obligations we may have;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or royalties on, our products and future products, if any.

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate.

Research and Development

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates and are divided into (i) clinical research and (ii) nonclinical research and development activities.

Clinical research activities consist of clinical trials, manufacturing services and regulatory activities, all of which are largely provided by third parties. Nonclinical research and development activities consist of our own research activities, research activities provided by third parties, our own nonclinical studies, nonclinical studies provided by third parties and the acquisition of in process research and development.

We do not manufacture or have the capacity to manufacture any of our drug candidates and have one manufacturer as our current partner in the development of synthetic chemistry and manufacturing of the ONP-002 (Molecular Formula: C20H28O2, Molecular Weight: 300.14 g/mol). Our ability to successfully develop our ONP-002 product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for our product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any products or substances in the event our current supplier ceases their operations or stops offering us sufficient quantities of these materials for any reason.

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

Research and development expenses consist primarily of:

●	employee-related expenses, which include salaries and benefits, including stock-based compensation, and attending science conferences;
●	expenses incurred under our License Agreements with third parties and under other agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our nonclinical studies;
●	the cost of acquiring and manufacturing clinical trial materials;
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment and depreciation of fixed assets;
●	license fees for, and milestone payments related to, in-licensed products and technology; and
●	costs associated with nonclinical activities and regulatory approvals.

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

The lengthy process of completing pre-clinical studies and clinical trials, seeking regulatory approval for our product candidates and expanding the potential claims we are able to make requires expenditure of substantial resources. Any failure or delay in completing pre-clinical studies, clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenues and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations and financial position.

Our current product candidates are not expected to be commercially available until we are able to obtain regulatory approval from the FDA or the regulatory authority in other jurisdictions where we may seek approval.

General and Administrative

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

We anticipate that our general and administrative expenses to increase, but be subject to variability for, among others, the following reasons:

●	to support our research and development activities, which, subject to available capital, we expect to expand as we continue the development of our product candidates; with a focus on ONP-002;

●	the efforts we undertake from time to time to raise additional capital;
●	the increased payroll, stock-based compensation, expanded infrastructure and consulting, legal, accounting and investor relations costs associated with being a public company; and
●	The additional staff we anticipate hiring or retaining to develop our Neurology Assets.

Other Income (Expense)

Other income (expense) includes local business taxes, as well as interest income and expense, and realized gains and losses related to foreign currency exchange rates with our vendors. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest and costs associated with our indebtedness.

Income Taxes

At December 31, 2024, the Company has federal and state tax net operating loss carry forwards of $159,358,389 and $142,594,207, respectively. The State of Pennsylvania tax net operating loss carryforwards will expire through 2036. Federal and Florida tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal and Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but may be subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company also has federal research and development tax credit carryforwards of $4,041,694 of which are included as an uncertain tax position. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2043 unless utilized.

Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or, could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) and with Section 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change, as defined by IRC Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has completed several financings since its inception, which may result in a change in ownership as defined by IRC Section 382, or could result in a change in control in the future. In each period since our inception, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statements of operations.

At December 31, 2024 and 2023, we included a full valuation allowance against our deferred tax assets of approximately $46,958,449 and $41,166,891, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

New Accounting Pronouncements

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

Effective January 1, 2023, repurchases are subject to a non-deductible excise tax under the Inflation Reduction Act of 2022 equal to 1.0% of the fair market value of the shares repurchased, subject to certain limitations. The Company did not have an impact to the financial condition or results of operations in 2023 as a result of the excise tax.

See Note 2 of Notes to Consolidated Financial Statements for additional information.

Results of Operations

	Year Ended December 31,		Increase	Percentage
	2024	2023	(Decrease)	Change

Grant revenue	$-	$37,653	$(37,653)	-100%

Operating expenses:
Research and development	4,114,434	15,490,604	(11,376,170)	-73%
General and administrative	6,444,381	5,451,952	992,429	18%
Total operating expenses	10,558,815	20,942,556	(10,383,741)	-50%
Loss from operations	(10,504,437)	(20,904,903)	10,346,0888	-49%
Other income (expense):
Interest income	45,897	210,394	(164,497)	-78%
Interest expense	(29,828)	(30,591)	763	-2%
Miscellaneous income	—	69,363	(69,363)	-100%
Foreign Currency Exchange Net	(25,172)	—	(25,172)	100%
Total other income (expense), net	(9,103)	249,166	(258,269)	-104%
Loss before income taxes	(10,567,918)	(20,655,737)	10,087,819	-49%
Income tax benefit	-	-	-	0%
Net loss	$(10,567,918)	$(20,655,737)	$10,087,819	-49%

Grant revenue

The decrease in Grant revenue in 2024 compared to 2023 was attributable to awards received for a small business innovation research grant that expired September 30, 2023.

Research and Development

The decrease in research and development in 2024 compared to 2023 was mainly attributed to In process research and development expensed in connection with the acquisition of our concussion asset in 2023 of $10.3 million and decreased development costs. Development costs associated with the development of our ONP-002 concussion drug in 2024 were $2.8 million compared to development costs associated with our vaccine product and our lantibiotics program of $1.3 million. Research and development expense in 2024 related to our vaccine product and lantibiotics program are associated with contract terminations.

General and Administrative

The increase in General and administrative in 2024 compared to 2023 was primarily due to the following:

Increase (Decrease) 2024 compared to 2023
Travel expense	5,293
Board compensation	91,145
Stock-based compensation	(485,550)
Employee related expenses	661,206
Legal and professional fees	(36,834)
Patent expense	365,195
Insurance	(30,325)
Investor relations	866,083
Public company expense	(130,950)
All other overhead	(312,834)
Total increase	992,429

Other Income (Expense)

The decrease in other income (expense) in 2024 compared to 2023 was attributed to decreased interest income generated from cash balances held in our money market account, the sale of fixed assets in 2023 related to the closing of our laboratory in Alachua Florida and foreign currency exchange in 2024 related to payments made to foreign vendors.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in our initial public offering, the sale of equity securities and warrants in private and public offerings, debt financing, warrant exercises and grants. As of December 31, 2024, we had an accumulated deficit of $216.8 million and we have yet to achieve profitability. We incurred net losses of $10.6 million and $20.7 million for the years ended December 31, 2024 and 2023 respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we seek to advance our Neurology Assets through nonclinical testing and clinical trials to ultimately obtain regulatory approval and eventual commercialization.

The following table sets forth the primary sources and uses of cash for each of the periods indicated:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(8,597,382)	$(7,290,880)
Net cash used in investing activities	-	(936,285)
Net cash provided by financing activities	5,978,721	283,880
Net decrease in cash and cash equivalents	$(2,618,661)	$(7,943,285)

Operating Activities

Cash used in operating activities in 2024 resulted from our net loss adjusted for non-cash items and changes in operating assets and liabilities. Significant items included a non-cash charge of $0.5 million for stock-based compensation and a $1.1 million decrease in Prepaid research and development.

Significant items affecting cash used in operations in 2023 included non-cash charges of $10.3 million for In process research and development and $1.0 million for stock-based compensation and a $2.0 million decrease in Prepaid expenses and other current assets.

We had a working capital deficit of $211,885 at December 31, 2024 compared to a working capital surplus of $2,067,593 at December 31, 2023.

Investing Activities

There were no investing activities in 2024.

Investing activities in 2023 primarily related to $1.0 million used for the purchase of In process research and development as part of the Neurology Assets purchase in December 2023.

Financing Activities

Cash provided by financing activities in 2024 was primarily related to $6.7 million received from sales of our common stock, this was offset by $0.7 million in payments on our short-term note payable for financed insurance premiums.

Cash provided by financing activities in 2023 was primarily related to $0.8 million received in sales of our common stock partially offset by $0.6 million used for payments on our short-term notes payable.

Short-Term Notes Payable

We had the following short-term notes payable outstanding:

	December 31, 2024	December 31, 2023
Directors’ and officers’ liability insurance and other business financing of $636,972 and $611,109 due in monthly installments of $67,277 and $54,366 including principal and interest at 9.55% through May 24, 2025 and May 24, 2024, respectively.	$328,528	$312,703

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our senior management, including our Interim Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

(a) Entry into a Material Definitive Agreement

On March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “Offering”), to the Purchaser a promissory note with an aggregate principal amount of $3,000,000 (the “Note”) and 1,000,000 shares of Series G Mirroring Preferred Stock of the Company (the “Series G Preferred Stock”).

The aggregate gross proceeds to the Company were $2,500,000 million, before deducting placement agent fees and expenses. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Dawson James Securities, Inc. served as the placement agent in the Offering, pursuant to the terms of a placement agent agreement dated February 26, 2024 (the “Placement Agency Agreement”) and received 6% of the gross proceeds of the Offering and reimbursement of the legal fees of its counsel.

The Note and Series G Preferred Stock sold in the Offering were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder and, have not been registered under the Act, or applicable state securities laws. Accordingly, the Note and Series G Preferred Stock may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Act and such applicable state securities laws.

The Purchase Agreement

The Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

Original Issue Discount Senior Note

The Note was issued with an original issue discount of 20%. No interest accrues on the Note unless and until an Event of Default (as defined in the Note) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum and shall be computed on the basis of a three hundred sixty (360)-day year and twelve (12) thirty (30)-day months and shall be payable on the maturity date. The Note matures upon the earlier of 120 days from the issuance date or the closing of any subsequent offering by the Company with net proceeds equal to or in excess of all amounts due under the Note. The Note contain certain Events of Default, including (i) the Company’s failure to pay any amount of principal, interest, redemption price or other amounts due under the Notes or any other transaction document, (ii) any default under, redemption of, or acceleration prior to maturity of any indebtedness of the Company, as such term is defined in the transaction documents, (iii) bankruptcy of the Company or its subsidiaries, (iv) a final judgement or judgements for the payment of money in excess of $250,000, which is not discharged or stayed pending appeal within 60 days, and (v) any breach or failure to comply with any provision of the Note or any other transaction document. Upon the occurrence of any Event of Default and at any time thereafter, the Purchaser shall have the right to exercise all of the remedies under the Note. The Note also provide for redemption upon a change of control, as such term is defined under the Notes and mandatory redemption upon the receipt of net proceeds from any offering of equity or debt by the Company.

Lock-Up Agreements

Concurrently with the execution of the Purchase Agreement, the directors and executive officers of the Company entered into lock-up agreements (the “Lock-Up Agreements”), pursuant to which they accepted certain restrictions on transfers of shares of Company Common Stock held, or to be held, by them for the 90-day period following the execution of the Purchase Agreement.

The Certificate of Designation

In connection with the Offering, the Company filed a Certificate of Designation with the Secretary of State for the State of Florida (the “Certificate of Designation”) designating 1,000,000 shares out of the authorized but unissued shares of its preferred stock as Series G Preferred Stock. The following is a summary of the principal terms of the Series G Preferred Stock.

Dividends

No dividends shall be paid on shares of the Series G Preferred Stock.

Voting Rights

The rights and preferences of the Series G Preferred Stock are set forth in the Certificate of Designation filed with Secretary of State for the State of Florida, a copy of which is attached hereto as Exhibit 3.9. The Series G Preferred Stock has no voting rights, except as required by applicable law and except that each share of Series G Preferred Stock shall entitle the holder thereof to 1,000 votes per each share of Series G Preferred Stock solely and exclusively with respect to the Reverse Split Proposal, the Amendment Proposal and any Adjournment Proposal (as defined below), voting together with the Common Stock as a single class. The Purchaser has agreed to vote all of Purchaser’s shares of Series G Mirroring Preferred Stock on any proposal presented to the shareholders of the Corporation for purposes of approving the Reverse Split Proposal, the Amendment Proposal and the Adjournment Proposal and has agreed that such shares of Series G Mirroring Preferred Stock, shall, to the extent voted in favor of such proposals, be automatically and without further action of the Purchaser voted in the same proportions as shares of Common Stock (excluding any shares of Common Stock that are not voted) are voted on the Reverse Split Proposal, the Amendment Proposal and the Adjournment Proposal, as applicable. For the avoidance of doubt, and for illustrative purposes only, if 30% of the aggregate votes cast by Common Stock in connection with the Reverse Split Proposal are voted against such proposal and 70% of the aggregate votes cast by Common Stock are voted in favor thereof, then 30% of the votes cast by the shares of Series G Mirroring Preferred Stock voting in connection with the Reverse Split Proposal shall vote against the approval of the Reverse Split Proposal and 70% of such votes shall be cast in favor.

In connection with the Company’s annual meeting schedule for April 30, 2025, the Company anticipates seeking its shareholders’ approval for:

1.	a proposal authorizing the Company’s Board of Directors, in its discretion at any time within one year after shareholder approval is obtained, to effect a reverse stock split of then-outstanding shares of the Company’s common stock, at a ratio of not less than one-for-five (1:5) and not greater than one-for-sixty (1:60), with the exact ratio to be determined by the Company’s Board and included in a public announcement (the “Reverse Split Proposal”); and

2.	an amendment to the Company’s Articles of Incorporation, as amended, to increase the Company’s authorized shares of common stock to 3,500,000,000 in the event a reverse stock split of our common stock is effectuated prior to approval of the Reverse Split Proposal (the “Proposal to Increase Authorized Shares”).

Liquidation

The Series G Preferred Stock shall rank junior to the Series F Preferred Stock. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value for each share of Series G Mirroring Preferred Stock before any distribution or payment shall be made to the holders of Common Stock but after any other class of stock than ranks senior to the Series G Mirroring Preferred Stock, including the Series F Preferred Stock, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Each share of Series G Mirroring Preferred Stock shall have no par value and a stated value equal to $0.10.

Cancellation

Upon effectiveness of either the Reverse Split Proposal or the Proposal to Increase Authorized Shares, each share of Series G Preferred Stock shall be automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders of Series G Preferred Stock. Such shares shall resume the status of authorized but unissued preferred stock and will no longer be designated as Series G Mirroring Preferred Stock.

Preemptive Rights

No holders of Series G Preferred Stock will, as holders of Series G Preferred Stock, have any preemptive rights to purchase or subscribe for our Common Stock or any of our other securities.

Redemption

The Series G Preferred Stock are not redeemable by the Company.

Trading Market

There is no established trading market for any of the Series G Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series G Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series G Preferred Stock will be limited.

The foregoing descriptions of the Certificate of Designation, the Purchase Agreement, the Note, the Lock-Up Agreements and the Placement Agency Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, Notes, the Lock-Up Agreement and the Placement Agency Agreement, forms of which are attached hereto as Exhibits 3.9, 10.25, 10.26, 10.27, and 10.28, respectively and are each incorporated by reference herein.

(b) During the quarter ended December 31, 2024, no officer or director adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and titles of our Directors and executive officers:

Name	Age	Position
Charles L. Pope*	72	Executive Chairman and Director
Robert C. Koski	65	Director
Dr. Frederick W. Telling, Ph.D.	72	Director
Dr. Alan W. Dunton, M.D.	69	Director
Bruce Cassidy*	74	Director
John Gandolfo	64	Director
Kimberly M. Murphy*	61	President, Chief Executive Officer, and Director
Janet Huffman	52	Chief Financial Officer, Secretary and Treasurer, Interim Chief Executive Officer
Joseph Michael Redmond*	64	Interim Principal Executive Officer, President

* Ms. Murphy resigned from her role as President and Chief Executive Officer in February of 2024, and, as a result, effective February 2024, Mr. Redmond began serving as the Company’s Interim Principal Executive Officer and President and Mr. Pope began serving, on an interim basis, as Executive Chairman. The Company elected not to renew Mr. Redmond’s Employment Agreement dated December 28, 2023 and, on December 16, 2024, we terminated the employment of Mr. Redmond and appointed the Company’s Chief Financial Officer, Janet Huffman, to serve as the new Interim Principal Executive Officer and President until such time as the Company retain a new Chief Executive Officer and president. Effective December 11, 2024 Ms. Murphy no longer serves as a director of the Company and effective January 15, 2025 Mr. Cassidy resigned as director of the Company.

Directors of the Company

Charles L. Pope. Mr. Pope was elected Chairman on December 16, 2022, and has served as a Director since June 2010. Mr. Pope served as the Chief Financial Officer of Palm Bancorp, Inc. from June 2009 to June 2012 when he retired. From September 2007 through June 2009, Mr. Pope served as the Chief Financial Officer of Aerosonic Inc., a manufacturer of aviation products. Mr. Pope served as the Chief Financial Officer of Reptron Inc., a manufacturer of electronic products, from March 2005 through June 2007. From March 2002 to March 2005, Mr. Pope served as Chief Financial Officer of SRI/Surgical Express, Inc. From February 2001 to March 2002, Mr. Pope served as Chief Financial Officer of Innovaro, Inc. (formerly UTEK Corporation NYSE American: INV) a public company. Mr. Pope served as a Director for Trxade Health, Inc. (NASDAQ: MEDS). Mr. Pope served as a Director of Innovaro, Inc. from March 2010 to August 2012. Mr. Pope also served as a director of Inuvo, Inc. from July 2008 through July 2018. Prior to this time, Mr. Pope served as a Partner in the Audit and Financial Advisory Consulting Divisions of PricewaterhouseCoopers LLP, and he was also a Partner in the Accounting and SEC Directorate in PricewaterhouseCoopers LLP’s New York City office. Mr. Pope holds a B.S. degree in Economics and Accounting from Auburn University and is a Certified Public Accountant in Florida.

Mr. Pope brings to our Board over three decades of experience in the finance and accounting fields. In addition, Mr. Pope also has experience serving as a Director of public companies.

Dr. Frederick W. Telling. Dr. Telling has served as a Director since June 2010. Dr. Telling served as Chairman of the Board of Directors from February 4, 2011 through December 16, 2022 and as Executive Chairman from May 2, 2021 through December 16, 2022. Dr. Telling retired from Pfizer Inc., a pharmaceutical company, in June 2007 after 30 years of service. At Pfizer, Dr. Telling served as its Corporate Vice President and Vice President of Corporate Strategic Planning and Policy. Dr. Telling also serves on the boards of various civic and non-profit organizations. Dr. Telling holds a B.A. degree in History and Economics from Hamilton College and an M.A. degree in Industrial and Labor Relations and a Ph.D. in Economics and Public Policy from Cornell University.

Dr. Telling brings to our Board an extensive array of business and industry experience as well as experience as a director of public companies.

Dr. Alan W. Dunton. Dr. Dunton has served as a Director of Oragenics, Inc. since April 2011. He is the principal owner of Danerius, LLC, a biotechnology consulting company which he founded in 2006. In addition to Oragenics, he is currently a Director of the public biotechnology company Palatin, Inc. (AMEX: PTN), CorMedix (NASDAQ: CRMD) and Recce Pharmaceuticals (ASX: RCE). Dr. Dunton has held significant senior positions in major pharmaceutical companies. Most recent was from November 2015 through March 2018 as the Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. From January 2007 until March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. In 2005, Dr. Dunton served as the Non-Executive Chairman of the Board of Directors of ActivBiotics, Inc., a private biopharmaceutical company. Previously, he was the President and Chief Executive Officer of Metaphore Pharmaceuticals, Inc. from 2003 until 2006, when it merged with ActivBiotics. From 2004 until 2005, Dr. Dunton served as a member of the Board of Directors of Vicuron Pharmaceuticals until it was acquired by Pfizer, Inc. In 2002, Dr. Dunton served as President, Chief Operating Officer and a Director of Emisphere Technologies, Inc., a biopharmaceutical company. From 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. From 1999 to 2001, Dr. Dunton was President and Managing Director of The Janssen Research Foundation, a Johnson & Johnson company. From 1998 to 1999, he served as Group Vice President of Global Clinical Research and Development of Janssen. Prior to joining Janssen, Dr. Dunton was Vice President of Global Clinical Research and Development at the R.W. Johnson Pharmaceutical Research Institute, also a Johnson & Johnson company. Prior to joining Johnson & Johnson, Dr. Dunton held positions in clinical research and development at Syntex Corporation, CIBA-GEIGY Corporation and Hoffmann La Roche Inc. Dr. Dunton holds an M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He was also a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton brings to our Board a significant depth of experience in the pharmaceutical industry that will be invaluable to us as we continue to develop biotechnology assets.

Robert C. Koski. Mr. Koski has served as a Director since June 2009. Mr. Koski has practiced as an attorney with the Koski Firm, a sole proprietorship located in Atlanta, Georgia since 1992, where his practice includes litigation and tax law. Mr. Koski has also served as a partner in the Koski Family Limited Partnership, which beneficially owns an interest in the Company, and as a Director of the Koski Family Foundation since December 1996. Mr. Koski holds a B.A. degree in Philosophy and English from Colgate University, a J.D. from Emory School of Law and an L.L.M. degree in Taxation and Litigation from Emory University.

Mr. Koski brings to our Board over two decades of experience in the legal field as a practicing attorney. In addition to his legal experience, Mr. Koski’s educational background provides a foundation for leadership and consensus-building.

John Gandolfo. Mr. Gandolfo has more than 30 years of experience as a Chief Financial Officer (CFO) of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare, and medical device areas. Mr. Gandolfo has had direct responsibility over all financial and treasury functions including capital raising and mergers and acquisitions. Mr. Gandolfo previously served as CFO of Eyenovia, Inc., (EYEN) a late-stage ophthalmic biopharmaceutical company since January 2018. Prior to this, Mr. Gandolfo was CFO of Xtant Medical Holdings, Inc., a biologics company, from July 2010 through September 2017. Prior to this, he served as the CFO for Progenitor Cell Therapy LLC from January 2009 to June 2010 and, before that, as CFO of Power Medical Interventions, Inc. from January 2007 to January 2009. Mr. Gandolfo currently serves on the Board of Directors of Electrocore, Inc. (ECOR) and previously served on the Board of Directors and was chair of the Audit Committee of Odyssey Health, Inc. f/k/a Odyssey Group International, Inc., (ODDY) from 2019 until 2023. Oragenics announced the signing of an asset purchase agreement with Odyssey Health on October 6, 2023.

Mr. Gandolfo is currently a member of the Board of Directors of Electrocore, Inc. (ECOR) and is chair of the Compensation Committee and sits on their audit committee. Mr. Gandolfo received his B.A. degree in Business Administration from Rutgers University.

Executive Management

Janet Huffman. Ms. Huffman has served as our Chief Financial Officer since March 8, 2023. On January 21, 2025, Ms. Huffman was also appointed as Interim Chief Executive Officer. Most recently, Ms. Huffman served as Chief Financial Officer for TRxADE HEALTH, Inc., a Nasdaq-listed company focused on health services IT for retail pharmacies. In 2019, Ms. Huffman was a founding member of Banyan Pediatric Care Centers and served as its Chief Financial Officer. After leading Banyan’s merger with Assisted 4 Living, Inc., an OTC-listed company later renamed Arboreta Healthcare Inc. and a provider of skilled nursing, rehabilitation and assisted living services, she continued as Chief Financial Officer until February 2022. Prior to Arboreta Healthcare, Ms. Huffman was the Chief Financial Officer for Signature HomeNow, a home healthcare services company. Earlier in her career, she served as Director of Finance and Regional Director of Operations for Infinity Homecare and was Vice President of Finance for Family Home Health Services. Ms. Huffman obtained a B.S.in accounting from the University of South Florida.

Family Relationships

No family relationship exists among any of our directors or executive officer. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director was selected as a director or executive officer.

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

During 2024, all members of the Board of Directors attended at least 75% of the meetings of the Board and committee meetings to which he is a member. We do not have a policy requiring our Board member to attend the annual shareholders’ meeting. However, all members of the Board attended our 2024 annual shareholders’ meeting.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee members currently consist of Mr. Charles Pope (Chairman), Dr. Frederick Telling and Dr. Alan Dunton. The Board has affirmatively determined that each such person met the independence requirements for audit committee purposes based on the more stringent independence standards imposed by applicable NYSE American and SEC rules. In addition, the Board of Directors has determined that Mr. Pope is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. We believe that our Audit Committee Charter complies with the requirements related to Sarbanes-Oxley and a current copy of the Audit Committee Charter is available on our website http://ir.oragenics.com/governance-docs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and Directors, the Company believes, all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended December 31, 2024, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers” and Key Employees:

●	Kimberly Murphy, our former Chief Executive Officer,
●	Janet Huffman, Chief Financial Officer, Interim Chief Executive Officer and
●	Michael Redmond, our former President

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

At our 2023 Annual Meeting of Shareholders, on an advisory basis, a majority of the shareholders who voted on this matter, approved the compensation of our named executive officers as disclosed in our Proxy Statement. The Compensation Committee believes the views of our shareholders are an important consideration when making decisions regarding our compensation program and will continue to take the views of our shareholders into consideration when assessing our compensation program and making decisions related to the structure and amount of pay.

Business Highlights

During 2024, we paused the development of our immunization product candidate to combat the novel coronavirus pandemic and focused on the development of our Neurology Assets. Our compensation program continues to reflect the challenges associated with designing a compensation program at the beginning of the year that addresses our pre-clinical work and our strategy of acquiring additional product-development assets. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance and is confident that the decisions made are reflective of this overarching philosophy.

Compensation Objective

Our named executive officer compensation programs are designed to achieve the following objectives:

●	Attract, motivate and reward named executive officers whose knowledge, skills, performance and business relationships are critical to our success;

●	Align the interests of our named executive officers and stockholders by motivating named executive officers to ultimately increase stockholder value as well as facilitate retention;

●	Motivate our named executive officers to manage our business to meet our short term and long-range goals and reward accomplishment of these goals; and

●	Provide a competitive compensation package which includes some pay for performance factors.

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

Our Compensation Committee evaluates the performance of its compensation consultant, considers alternative compensation consultants, and has the final authority to engage and terminate such services. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and the applicable listing standards of the NYSE American and concluded that no conflict of interest exists that would prevent Korn Ferry from serving as an independent consultant to our Compensation Committee. This Korn Ferry assessment has not been formally updated, nor has the engagement continued as the Compensation Committee believes, based on a variety of factors, including the small number of employees, that an updated assessment was not warranted

Benchmarking in the Context of Our Other Executive Compensation Principles

From time to time our Compensation Committee reviews the compensation of similarly situated executive officers at companies that we consider to be our peers, taking into consideration the experience, position and functional role, level of responsibility and uniqueness of applicable skills of both our executive officers and those of our peers, and the demand and competitiveness for attracting and retaining an individual with each executive officer’s specific expertise and experience. While this analysis is helpful in determining market-competitive compensation for senior management, it is only one factor in determining our executive officers’ compensation, and our Compensation Committee exercises its judgment in determining the nature and extent of its use.

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies known to the members of the Compensation Committee. This information was then used as a reference point for our Compensation Committee to assess our current compensation levels in the course of its deliberations on forms and amounts of compensation. Given our objective of attracting, retaining, motivating, and rewarding a highly-skilled team of executive officers and other employees, we aim to deliver a total compensation package that is within a competitive range around the median as compared to peers, with an emphasis on equity incentive compensation so as to more effectively tie our named executive officers and employees’ interests to those of our shareholders. In light of this, when undertaking such analysis, our Compensation Committee has reviewed data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual bonus) and equity compensation. This competitive analysis is one factor, among others, taken into account by our Compensation Committee in assessing current compensation levels and recommending changes to compensation or additional awards of equity. Our Compensation Committee expects to review such compensation data as it believes necessary to make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group. Due to the small number of employees and executive officers we have, among other factors, our Compensation Committee did not undertake an update to the peer group in 2024.

Our Compensation Committee believes that, given the competitiveness of our industry and our culture, our base compensation, annual cash bonuses and equity programs are flexible enough to reward the achievement of clearly defined corporate goals and are sufficient to retain our existing executive officers and to hire new executive officers with the appropriate qualifications and experience.

Elements of Named Executive Officer Compensation

For 2024, the principal components of compensation for our named executive officers consisted of:

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

Salary levels are considered annually as part of our performance review process. Merit-based increases to salaries are based on management’s assessment of the individual’s performance, the recommendations made by the Chief Executive Officer to the Compensation Committee, and the comparative compensation at peer companies. The factors used in determining increases in base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment. The Compensation Committee periodically reviews the base salary for each executive officer.

Annual Incentive Bonuses

We provide an opportunity for each of our named executive officers to receive an annual incentive bonus based on the satisfaction of individual and company objectives established by the Compensation Committee and/or our Board of Directors, or if no objectives are established at the discretion of the Committee. These incentives are paid in cash. For any given year, these objectives may include individualized goals or company-wide goals that relate to operational, strategic or financial factors such as progress in developing our product candidates, achieving certain manufacturing, intellectual property, clinical and regulatory objectives, and managing our capital requirements.

2024 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2024 (the “2024 Bonus Plan”). The percentages were weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2024 performance. Under such a cash bonus program, Ms. Huffman, and Mr. Redmond were eligible for cash bonuses of up to 35% and 50%% of their respective base salaries, or $87,500 and $198,000 respectively, (each a “Bonus Target”).

The bonuses payable to Mr. Redmond were to be based upon the achievement of the following objectives:

(i) Up to 30% of the Bonus Target for Phase 2 clinical trial patient milestones;

(ii) Up to 40% of the Bonus Target for overseeing the Company’s capital raising efforts;

(iii) Up to 30% of the Bonus Target for the Company’s strategic planning initiatives.

The bonuses payable to Ms. Huffman were to be based upon the achievement of the following objectives:

(i) Up to 10% of the Bonus Target for the Company’s annual meeting planning initiatives;

(ii) Up to 5% of the Bonus Target for strategic talent acquisition in the Company’s finance department;

(iii) Up to 40% of the Bonus Target for overseeing the Company’s capital raising efforts;

(iv) Up to 15% of the Bonus Target for the Company’s strategic planning initiatives; and

(v) Up to 30% of the Bonus Target for the Company’s strategy and initiatives related to risk management and internal controls.

The executive officers’ actual bonuses for fiscal year 2024 were eligible to exceed 100% of their 2024 Bonus Target percentage in the event performance exceeds the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2024 Bonus Program and the actual amount of such bonus, if any, are at the discretion of the Compensation Committee.

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

Employment Agreements. During 2024, we had employment agreements in effect with Ms. Kimberly Murphy, Ms. Huffman and Mr. Redmond. We entered into employment agreements with these officers and key employees to ensure that they would perform their respective roles with us for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements.

2024 Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2024, achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2024 was competitive with other similarly sized companies. The Compensation Committee took the following key compensation actions in 2024:

Base Salaries

During 2024, we made the following changes in annual base salary for named Executive Officers and key employees.

Name	Annual Salary For 2023	Increase	Annual Salary For 2024
Kimberly Murphy	$430,000	$-	$430,000	(1)
Janet Huffman	$250,000	$-	$250,000
Joseph Michael Redmond	$396,000	$-	$396,000	(2)

(1) Ms. Murphy resigned from her role as President and Chief Executive Officer in February of 2024 and, as a result, effective February 2024, Mr. Redmond, the Company’s President, began also serving as the Company’s Interim Principal Executive Officer and Mr. Pope began serving, on an interim basis, as Executive Chairman.

(2) The Company elected not to renew Mr. Redmond’s Employment Agreement dated December 28, 2023 and on December 16, 2024, the we terminated the employment of Mr. Redmond and appointed the Company’s Chief Financial Officer, Janet Huffman, to serve as the new Interim Principal Executive Officer and President until such time as the Company retains a new Chief Executive Officer and President.

Determination of Cash Bonus-2024

Our Board of Directors determined that Ms. Huffman’s 2024 performance-based cash bonus award earned to be $75,000, which was paid in February 2025.

Determination of Equity Awards

On September 19, 2024, Ms. Huffman received a stock option grant pursuant to our 2021 Equity Incentive Plan (the “2021 Plan”) to purchase 80,000 shares of our common stock at an exercise price of $0.48 per share, the closing price of our common stock on the grant date. This award vested immediately.

On September 19, 2024,Mr. Redmond received a stock option grant pursuant to the 2021 Plan to purchase 100,000 shares of our common stock at an exercise price of $0.48 per share, the closing price of our common stock on the grant date. This award vested immediately.

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

We entered into employment agreements with our former Chief Executive Officer, Ms. Murphy, our Chief Financial Officer, Ms. Huffman, and our former President, Mr. Redmond (the “Employment Agreements”).

Employment Agreements—Ms. Murphy, our former Chief Executive Officer

On June 23, 2022, Ms. Murphy entered into an Executive Employment Agreement with us under terms substantially similar to the employment agreements of existing executives. Under the terms of her Executive Employment Agreement, Ms. Murphy’s employment with us became effective June 23, 2022, On February 12, 2024, we entered into a mutually agreeable Separation Agreement (the “Separation Agreement”), with Ms. Murphy pursuant to which her employment with the Company terminated effective February 12, 2024. The Separation Agreement provided Ms. Murphy with the benefits under her employment agreement with the Company for a separation without cause. Ms. Murphy’s resignation was not due to any disagreement with the Company on any matter related to its operations, policies, or practices.

In the Executive Employment Agreement Ms. Murphy agreed to duties of non-disclosure of Confidential Information, non-competition and non-solicitation and our ownership of development provisions. Ms. Murphy continued to serve as a member of the Company’s board of directors (the “Board”) until her term ended on December 11, 2024.

Employment Agreements—Mr. Michael Redmond, our former President

In connection with the purchase of the Neurology Assets we entered into an Executive Employment Agreement with Mr. Redmond with terms substantially similar to existing employment agreements with executives.

Under the terms of the Executive Employment Agreement, Mr. Redmond’s employment with the Company became effective December 28, 2023. The Executive Employment Agreement provided that he would receive an annual base salary of $396,000, Mr. Redmond was also eligible for a Performance Bonus with a target of 50% of his annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Mr. Redmond was also eligible to participate in the medical insurance and other benefits available to all employees except his annual vacation which was set at four (4) weeks.

In connection with Mr. Redmond’s employment, he was awarded stock options to acquire 75,000 shares of common stock under the 2021 Plan at an exercise price of $5.40 per share, which was the Company’s closing price on the date of his employment agreement. 37,500 of the options vested immediately, 18,750 options vest on June 24, 2024, and 18,750 options vest on the first anniversary of the effective date, in each case provided Mr. Redmond had remained in continuous employment with the Company through such dates.

The Executive Employment Agreement was terminable at any time by the Company and upon 30 days’ notice by Mr. Redmond. Upon separation for any reason Mr. Redmond shall receive his base salary accrued through the date of termination, and any vested rights and benefits provided under employee benefit plans and programs of the Company. In addition, if Mr. Redmond’s separation from employment is terminated by the Company without cause, for good reason by Mr. Redmond or for non-renewal by the Company after the end of the initial term and Mr. Redmond signs

On November 26, 2024, we notified Mr. Redmond that we were not renewing his Employment Agreement. The initial term of the Agreement was one year. However, pursuant to the Agreement, the initial term automatically renews for one additional year unless either party provides the other party with a notice of non-renewal at least 30 days prior to the expiration of the initial term. Subsequently, effective December 16, 2024, we terminated Mr. Redmond’s employment without cause and appointed the Company’s Chief Financial Officer, Janet Huffman, to serve as the new Interim Principal Executive Officer and President until such time as the Company retains a new Chief Executive Officer and President.

In the Executive Employment Agreement Mr. Redmond has agreed to duties of non-disclosure of Confidential Information, non-competition and non-solicitation and Company ownership of development provisions.

Employment Agreements—Ms. Huffman, Chief Financial Officer and Interim Chief Executive Officer

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

On January 16, 2025, the Board appointed Ms. Huffman to also serve as the Company’s Interim Chief Executive Officer effective as of January 16, 2025, and in connection therewith, the Board determined that, effective January 16, 2025, Ms. Huffman’s employment agreement would be modified to (i) include her new title of Interim Chief Executive Officer; (ii) require that as she report directly to the Company’s Board of Directors and its Executive Chairman; (iii) increase her base salary by 10% to $275,000; and (iv) change her location to Sarasota (given the Company relocation from Tampa to Sarasota). All other terms of Ms. Huffman’s Employment Agreement remain in full force and effect.

In connection with Ms. Huffman’s employment, she was awarded stock options to acquire 7,000 shares of our common stock under our 2021 Plan, at an exercise price of $4.00 per share, which was our closing price on the grant date. The options shall vest as follows: 1,400 options shall vest on the grant date, 1,400 options shall vest on September 6, 2023, 1,400 options shall vest on March 6, 2024, 1,400 options shall vest on September 6, 2024, and 1,400 options shall vest on March 6, 2025, in each case provided Ms. Huffman has remained in continuous employment with us through such dates.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718. This accounting treatment has not significantly affected our executive compensation decisions.

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

Consideration of Stockholder Advisory Vote on Executive Compensation

The Compensation Committee also expects to consider the results of our stockholder advisory vote on executive compensation. Our shareholders have historically voted in favor of the compensation of our named executive officers and, at our 2024 Annual Shareholder Meeting, 81.1% of the shares represented in person or by proxy voted in favor of the program. In light of these results, the Compensation Committee has determined to substantially continue the executive compensation program. The Board of Directors determined that shareholder advisory votes on executive compensation will be submitted to our shareholders annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2024 and 2023 for services in all capacities paid or accrued by the Company to our most highly compensated officer who earned more than $100,000 in total salary and bonus during the fiscal year ended December 31, 2024, as well as two former executive officers (the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (2)	All Other Compensation (3)	Total
Kimberly Murphy	2024	$53,750	$-	$-	$10,562	$216,612	$280,924
Former Chief Executive Officer and President	2023	$430,000	$65,000	$84,250	$-	$12,900	$592,150
Janet Huffman	2024	$250,000	$75,000	$-	$31,200	$7,500	$363,700
Chief Financial Officer, Interim Chief Executive Officer	2023	$208,333	$130,000	$50,550	$27,400	$4,063	$420,346
Joseph Redmond	2024	$397,126	$-	$-	$39,000	$28,015	$464,141
Former President and Interim Principal Executive Officer	2023	$-	$-	$-	$343,800	$-	$343,800

1)	The amounts in this column represent amounts earned pursuant to our Performance-Based Bonus plans. Amounts earned in 2023 were paid in January 2024 and the amount earned in 2024 was paid in February 2025.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). See Notes 2 and 8 of Notes to Consolidated Financial Statements for additional information. On August 8, 2023, Ms. Murphy and Ms. Huffman received restricted stock awards, under the Company’s 2021 Equity Incentive Plan, of 25,000 and 15,000 shares, respectively, with a grant price of $3.37. The restricted stock awards vested at 20,000 shares immediately for Ms. Murphy with the remaining 5,000 shares to vest over six months. The restricted stock awards vested at 10,000 shares immediately for Ms. Huffman with the remaining 5,000 shares to vest over six months.

(3)	Amounts in this column for Ms. Murphy, Ms. Huffman and Mr. Redmond represent our matching contributions to our Simple IRA retirement plan of $1,612, $7,500 and $11,515, respectively. In addition, the amounts in this column reflect severance payments. In 2024, Ms. Murphy and Mr. Redmond received severance of $215,000 and $16,500 respectively.

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

Outstanding Equity Awards

The following table provides information concerning outstanding equity awards as of December 31, 2024:

	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price (s)		Option expiration date
Kim Murphy Former President and Chief Executive Officer	27,083			$0.48	(3)	3/11/2025
Janet Huffman Chief	80,500			$0.48		9/19/2034
Financial Officer	5,600	1,400	(2)	$4.00		3/7/2033
Joseph Redmond Former President and	100,000			$0.48	(3)	3/16/2025
Interim Principal Executive Officer	56,250			$5.37	(3)	3/16/2025

1)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
2)	Represents awards that are time vested with each award vesting evenly on a semi-annual basis over two years, subject to earlier vesting upon a change in control as defined in the award agreements.
3)	Ms. Murphy and Mr. Redmond’s vested options will expire 90 days from their employment termination dates – 3/11/25 and 3/16/25 respectively

Director Compensation

The Director Compensation program for 2024 consisted of the following:

Cash Compensation. The Director compensation program for 2024 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000, and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the Directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

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

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2021 Equity Incentive Plan. In September 2024, the Board considered and granted stock options to non-employee Directors. Mr. Pope received 100,000 options at a grant price of $0.48 per share. Messrs. Koski, Telling and Dunton received 65,000 options at a grant price of $0.48 per share. Messrs. Gandolfo and Cassidy received 45,000 options at a grant price of $0.48. Ms. Murphy received 27,083 options at a grant price of $0.48 per share. According to the terms of the grants, the options vested immediately.

The stock options are subject to the standard terms and conditions of the Company’s form of stock option agreement which includes earlier vesting upon a change in control of the Company.

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

Long-term Incentive Compensation. The Company did not have a Long-Term Incentive Compensation plan in place performance in 2024 for its Non-Employee Directors.

The following table sets forth the compensation of our non-employee Directors in 2024.

Non-Employee Director Compensation Table

Name	Fees earned or paid in cash (1)	Option awards (2)	Total
Dr. Frederick W. Telling	$72,500	$39,000	$111,500
Robert C. Koski	$50,000	$25,350	$75,350
Charles L. Pope	$112,500	$25,350	$137,850
Dr. Alan W. Dunton	$75,000	$25,350	$100,350
Bruce Cassidy	$56,250	$17,550	$73,800
John Gandolfo	$45,000	$17,550	$62,550
Kimberly Murphy	$14,456	$10,562	$25,018

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2024 in connection with their Board service including any service on committees or service in connection with special committees established by the Board.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). See Notes 2 and 8 of Notes to Consolidated Financial Statements. On September 19, 2024, Mr. Pope received 100,000 options at a grant price of $0.48 per share. Mssrs. Koski, Telling and Dunton received 65,000 options at a grant price of $0.48 per share. Mssrs. Gandolfo and Cassidy received 45,000 options at a grant price of $0.48. Ms. Murphy received 27,083 options at a grant price of $0.48 per share. According to the terms of the grants, the options vested immediately.

(3)	Mr. Cassidy resigned from the Board in January 2025.

(4)	Ms. Murphy is a former Director who resigned from the Board in December 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of March 10, 2025 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address (1)	Number of shares beneficially owned	Percentage of ownership (2)
Directors and officers
Robert C. Koski (3)	134,401	*
Charles L. Pope (4)	143,565	*
Dr. Alan Dunton (5)	109,054	*
Dr. Frederick W. Telling (6)	121,067	*
Bruce Cassidy (7)	404,830	1.8%
Janet Huffman (8)	102,000	*
Kimberly Murphy (9)	25,000	*
John Gandolfo (10)	50,102	*
(All Directors and officers as a group 6 persons)	1,090,019	4.9%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 1990 Main Street Suite 750, Sarasota, Florida 34236.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 14, 2025, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership is based on 21,475,289 shares of common stock outstanding as of March 10, 2025, an admission of beneficial ownership of those shares.
(3)	The share amounts include: (i) 14,334 shares held by the Koski Family Limited Partnership (“KFLP”) of which Mr. Koski is a general partner; (ii) 5,000 shares acquired by the KFLP upon conversion of Series B Convertible Preferred Stock; (iii) 4,033 shares able to be acquired by the KFLP upon exercise of warrants; (iv) 27,940 shares owned directly by Mr. Koski; and (v) 83,094 shares able to be acquired pursuant to stock options.
(4)	Includes: 118,094 shares able to be acquired pursuant to stock options.
(5)	Includes: (i) 83,094 shares able to be acquired pursuant to stock options, and (ii) 337 shares able to be acquired upon the exercise of warrants.
(6)	Includes: (i) 84,652 shares able to be acquired pursuant to stock options, and (ii) 1,667 shares able to be acquired upon the exercise of warrants.
(7)	Includes 50,102 shares able to be acquired upon the exercise of stock options. Excel Family Partners, LLLP (“Excel”) acquired 354,728 shares in a private placement on August 4, 2023. Fortress Holdings, LLC (“Fortress”) serves as manager for Excel and Mr. Cassidy serves as a manager for Fortress.
(8)	Includes: 15,000 shares owned directly by Ms. Huffman; and 87,000 shares able to be acquired upon the exercise of stock options.
(9)	Includes: 25,000 shares owned directly by Ms. Murphy.
(10)	Represents shares able to be acquired upon the exercise of stock options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2024 with respect to the 2021 Equity Incentive Plan as amended (the “2021 Plan”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted- Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2021 Equity Incentive Plan (1)	993,753	$4.65	2,032,914
Equity compensation plans not approved by stockholders	-	-	-
Total:	993,753	$4.65	2,032,914

(1)	Our shareholders approved an amendment to our 2021 Equity Incentive Plan (the “2021 Plan”) at our 2024 Annual Meeting in December 2024 which provided for an additional two million shares of our common stock to be added to the available shares, increasing the total number of common shares available for issuance under the 2021 Plan from 1,166,667 shares to 3,166,667 shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s prior accountants, Mayer Hoffman McCann P.C. (“MHM”), and Cherry Bekaert, the Company’s current principal accountants, in the categories indicated during each of the past two fiscal years ended December 31:

MHM Fees

Services Rendered	2024	2023
Audit Fees (1)	$176,956	$275,255
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	8,750
All Other Fees (4)	—	—
	$176,956	$284,005

Cherry Bekaert Fees

Services Rendered	2024	2023
Audit Fees (1)	$231,513	$125,725
Audit-Related Fees (2)	—	—
Tax Fees (3)	11,223	—
All Other Fees (4)	—	—
	$242,736	$125,725

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C. or Cherry Bekaert.

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

Dated: March 14, 2025

ORAGENICS, INC.

By:	/s/ Janet Huffman
Janet Huffman Chief Financial Officer, Secretary, Treasurer, President, Interim Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Oragenics, Inc., hereby constitutes and appoints Janet Huffman, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for herself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Janet Huffman	Chief Financial Officer, Secretary, Treasurer, President, Interim Chief Executive Officer	March 14, 2025
Janet Huffman	(Principal Accounting and Financial Officer)

/s/ Robert. C. Koski	Director	March 14, 2025
Robert C. Koski

/s/ Charles L. Pope	Chairman and Director	March 14, 2025
Charles L. Pope

/s/ Frederick W. Telling	Director	March 14, 2025
Frederick W. Telling

/s/ Alan W. Dunton	Director	March 14, 2025
Alan W. Dunton

/s/ John Gandolfo	Director	March 14, 2025
John Gandolfo

Oragenics, Inc.

Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

Report of Cherry Bekaert LLP, Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oragenics, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida March 14, 2025

Oragenics, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$864,840	$3,483,501
Prepaid expenses and other current assets	607,670	382,273
Total current assets	1,472,510	3,865,774
Prepaid research and development expense	-	1,090,750
Operating lease right-of-use assets	-	9,811
Total assets	$1,472,510	$4,966,335
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$1,355,867	$1,475,667
Short-term notes payable	328,528	312,703
Operating lease liabilities	-	9,811
Total current liabilities	1,684,395	1,798,181

Shareholders’ (deficit) equity:
Preferred stock, no par value; 50,000,000 shares authorized; -0- and 5,417,000 Series A shares, -0- and 4,050,000 Series B shares, -0- and -0- Series C shares, 7,488,692 and 7,488,692 Series F shares outstanding at December 31, 2024 and December 31, 2023, respectively	-	1,592,723
Common stock, $0.001 par value; 350,000,000 shares authorized; 12,570,100 and 3,080,693 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	12,570	3,081
Additional paid-in capital	216,561,717	207,790,604
Accumulated Deficit	(216,786,172)	(206,218,254)
Total shareholders’ (deficit) equity	(211,885)	3,168,154
Total liabilities and shareholders’ (deficit) equity	$1,472,510	$4,966,335

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023

Grant revenue	$-	$37,653

Operating expenses:
Research and development	4,114,434	15,490,604
General and administrative	6,444,381	5,451,952
Total operating expenses	10,558,815	20,942,556
Loss from operations	(10,558,815)	(20,904,903)
Other income (expense):
Interest income	45,897	210,394
Interest expense	(29,828)	(30,591)
Miscellaneous income	-	69,363
Foreign currency exchange, net	(25,172)	-
Total other income (expense), net	(9,103)	249,166
Loss before income taxes	(10,567,918)	(20,655,737)
Income tax benefit	-	-
Net loss	$(10,567,918)	$(20,655,737)
Basic and diluted net loss per share	$(1.60)	$(9.18)
Shares used to compute basic and diluted net loss per share	6,621,934	2,249,694

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	2,024,657	$2,025	9,467,000	$1,592,723	$196,977,071	$(185,562,517)	$13,009,302
Compensation expense relating to option issuances	—	—	—	—	550,083	—	550,083
Compensation expense relating to restricted stock issuances	140,000	140	—	—	466,605	—	466,745
Issuance of Series F preferred stock	—	—	8,000,000	—	8,947,834	—	8,947,834
Conversion of Series F preferred stock to common stock	511,308	511	(511,803)	—	(511)	—	—
Common stock issued in private placement	404,728	405	—	—	849,522	—	849,927
Net loss	—	—	—	—	—	(20,655,737)	(20,655,737)
Balances at December 31, 2023	3,080,693	$3,081	16,955,197	$1,592,723	$207,790,604	$(206,218,254)	$3,168,154

Compensation expense relating to option issuances	—	—	—	—	516,049	—	516,049
Sale of common stock	5,548,378	5,578	—	—	6,663,553	—	6,669,860
Conversion of Series A and B preferred Stock to common stock	22,528	22	(9,467,000)	(1,592,723)	1,592,701	—	—
Conversion of prefunded warrants to common stock	3,888,501	3,889	—	—	(1,190)	—	1,970
Net loss	—	—	—	—	—	(10,567,918)	(10,567,918)
Balances at December 31, 2024	12,570,100	$12,570	7,488,197	$—	$216,561,717	$(216,786,172)	$(211,885)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024		2023
Cash flows from operating activities:
Net loss		$(10,567,918)	$(20,655,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in process research and development (IPR&D)		-	10,273,506
Depreciation and amortization		-	27,391
Loss on sale of fixed assets, net		-	29,956
Stock-based compensation expense		516,049	1,016,828
Changes in operating assets and liabilities:
Operating lease right-of-use assets		9,811	337,629
Prepaid expenses and other current assets		483,537	2,000,824
Prepaid research and development expense		1,090,750	-
Operating lease liabilities		(9,811)	(347,075)
Accounts payable and accrued expenses		(119,800)	25,798
Net cash used in operating activities		(8,597,382)	(7,290,880)
Cash flows from investing activities:
Proceeds from sale of property and equipment		-	63,716
Cash paid for IPR&D		-	(1,000,000)
Net cash used in investing activities		-	(936,284)
Cash flows from financing activities:
Payments on short-term notes payable		(693,109)	(566,046)
Proceeds from issuance of common stock for private placement		6,671,830	849,926
Net cash provided by financing activities		5,978,721	283,880
Net decrease in cash and cash equivalents		(2,618,661)	(7,943,284)
Cash and cash equivalents at beginning of year		3,483,501	11,426,785
Cash and cash equivalents at end of year		$864,840	$3,483,501
Supplemental disclosure of cash flow information:
Interest paid		$29,828	$30,591
Non-cash investing and financing activities:
Borrowings under short term notes payable for prepaid insurance		$708,934	$611,109
Issuance of Series F Preferred stock for IPR&D	$		$8,947,834
Value of Series A preferred stock converted into common stock		$562,243	$—
Value of Series B preferred stock converted into common stock		$1,030,480	$—
Par Value of common stock issued in connection with Series A Preferred Stock Conversion		$9	$—
Par Value of common stock issued in connection with Series B Preferred Stock Conversion		$13	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996. Commencing in December 2023, we are focused on the development of medical products that treat brain related illnesses and diseases and our lead product candidate and focus is on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Going Concern Consideration

In light of our recurring losses, accumulated deficit and negative cash flow, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024 contained an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We have incurred losses and negative cash flows from operations since inception. To date, we have not generated significant revenues from operations. We incurred a net loss of $10.6 million and used cash of $8.6 million in our operating activities during the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $216.8 million.

Historically, our major sources of cash have been comprised of proceeds from various public and private offerings of our common stock and preferred stock, warrant exercises, income earned on grants and interest income. For the fiscal year ended December 2024, we raised $7.65 million in gross proceeds from private placements and sales of our common stock. We expect to incur substantial expenditures to further develop our concussion drug. We believe the working capital at December 31, 2024 will be sufficient to meet our business objectives through the first quarter of 2025. In February 2025, we raised $2.75 million through the sale of common stock through our At-the-Market Sales Agreement (“ATM”) (see Note 7). In March 2025 we entered into a Purchase Agreement with a single investor pursuant to which raised approximately $2.5 million (see Note 7). As a result of this financing, we believe our working capital at the time of this filing to be sufficient to meet our business objectives through the third quarter of 2025.

These matters, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our consolidated financial statements are issued.

Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing or achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, or other developments.

Additional financing will be required to continue operations after we exhaust our current cash resources and to continue our long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be realized or, if realized, what the terms thereof may be, or that any amount that we are able to raise will be adequate to support our working capital requirements until we achieve profitable operations.

We intend to seek additional funding through sublicensing arrangements, joint ventures or partnerships, sales of rights to technology, government grants and public or private financings and may receive funding through the exercise of outstanding warrants. Our future success depends on our ability to raise capital and ultimately generate revenue and attain profitability. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs and forego future development and other opportunities.

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Oragenics, Inc. and our wholly-owned subsidiaries Noachis Terra, Inc and Oragenics Australia Pty Ltd. All intercompany balances and transactions have been eliminated.

New Accounting Standards

ASU 2022-03

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, which states that a contractual restriction on the sale of an equity security is not considered in measuring fair value. Furthermore, it requires an entity to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restrictions. ASU 2022-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of ASU 2022-03 effective January 1, 2024 did not have any effect on our financial statements.

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, which provides amendments to reportable segment disclosure requirements requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2025, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. There are certain critical estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:

●	It requires us to make assumptions because information was not available at the time, or it included matters that were highly uncertain at the time, we were making the estimate; and

●	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

Our critical accounting policies and estimates include accounting for stock-based awards and accounting for business combinations or asset purchases as described below.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents are deposited in a financial institution and consist of demand deposits and overnight repurchase agreements and at times deposits are in excess of federally insured limits.

Business Segments

The Company operates in one reportable segment, which includes all activities related to advancing the development of our concussion drug, ONP-002. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to our chief operating decision maker (CODM). In 2024, our CODM was our President, Mr. Micheal Redmond. On December 16, 2024 our CODM became, and is presently, our Chief Financial Officer and Interim Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets. During the twelve-month periods ended December 31, 2024, and 2023 there was no segment revenue. The accounting policies for the development of our concussion drug are the same as those described in the summary of significant accounting policies.

Stock-Based Awards

Generally, all forms of stock-based awards, including stock option grants and warrants, are measured at fair value on the grant date typically using a Black-Scholes Option Pricing Model, which requires us to make certain assumptions and estimates related to the risk-free interest rate, expected stock price volatility, expected life of the award and expected dividends.

The expense resulting from stock-based awards is recognized in Research and development or General and administrative in our Consolidated Statements of Operations, depending on the nature of the services provided, on a straight-line basis over the requisite service period. To the extent the stock-based awards do not vest at the grant date they are subject to forfeiture.

For performance-based awards, we record share-based compensation expense only when the performance-based milestone is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether milestones are probable of achievement.

For awards with market-based performance conditions, we recognize the grant-date fair value of the award over the derived service period regardless of whether the underlying performance condition is met.

We account for forfeitures of stock-based awards as a component of stock-based compensation expense as the forfeitures occur.

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment and reduce the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2024 and 2023.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates and are expensed as incurred on our Consolidated Statements of Operations. Prepayments and upfront payments to third-party vendors for work to be completed in the future are recorded as a prepaid expense on our Consolidated Balance Sheet.

Income Tax

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

Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash accounts in commercial banks, which may, at times, exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2024 and 2023, the uninsured portion of this balance was $0.6 million and $3.1 million, respectively.

Grant Revenue

Grant revenue in 2023 was derived from a small business innovation research grant in the amount of $250,000 (“Computer-aided Design for Improved Lantibiotics”) that was completed in September 2023. We recognized grant revenue as reimbursable grant costs were incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements were reflected as a component of Research and development in the accompanying Consolidated Statements of Operations.

3. Property and Equipment, net

In September 2023, we terminated our lease for the building where some of our research and development activities for our lantibiotic program were undertaken. As a result, all our property and equipment assets were disposed of as of December 31, 2023. Depreciation and amortization expense was $27,391 in 2023 and we had no depreciation and amortization expense in 2024.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accounts payable trade	$1,144,634	$1,244,947
Accrued expenses	202,834	222,739
Accrued vacation	8,399	7,981
Total accounts payable and accrued expenses	$1,355,867	$1,475,667

5. Short-Term Notes Payable

We had the following short-term notes payable as of December 31, 2024 and 2023:

	2024	2023
Insurance premium financing of $636,972 and $611,109 due in monthly installments of $67,277 and $54,366 including principal and interest at 9.55% through May 24, 2025 and 2024 respectively.	$328,528	$312,703

6. Prepaid Expenses - Current and Long-Term

	December 31, 2024	December 31, 2023
Prepaid research and expense, current	$177,437	$—
Prepaid insurance	354,467	334,940
Other prepaid expense, current	75,768	47,333
Prepaid research and development expense, long-term	—	1,090,750
Total prepaid expenses – current and long-term	$607,672	$1,473,023

7. Shareholders’ Equity

Common Stock

We currently have 350,000,000 authorized shares of common stock and 50,000,000 shares of authorized preferred stock. On December 31, 2024 and 2023 respectively we had 12,570,100 and 3,080,693 shares of common shares issued and 7,488,692 and 16,966,692 preferred shares issued and outstanding.

At-The-Market Sales Agreement with Dawson James

On October 11, 2024, we entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which are allowed to issue and sell, from time to time, shares of our common stock (the “Shares”) by any method permitted by law as an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, including, without limitation, sales made directly on or through the NYSE American (the “Offering”). Dawson James will use its commercially reasonable efforts to sell the Shares requested by us to be sold, consistent with their normal trading and sales practices. We have no obligation to sell any of the Shares. We may instruct Dawson James not to sell the Shares if the sales cannot be effected at or above the price designated by us and we may suspend sales pursuant to the ATM Agreement at any time.

We will pay Dawson James a commission of up to 3.0% of the gross proceeds from the sale of Shares under the ATM Agreement. We will also reimburse Dawson James for the fees and disbursements of its counsel in an amount not to exceed $30,000 in addition to certain ongoing disbursements of its legal counsel up to $2,500 per calendar quarter.

Any sales of Shares under the ATM Agreement will be made pursuant to our Registration Statement on Form S-3 (File No. 333-269225), which allows the sale of up to $10,000,000 of Shares. We will be required to file a prospectus supplement in the event we determine to offer more than $10,000,000 of Shares.

As of December 31, 2024 there have been no shares sold under the ATM Agreement.

Subsequent to December 31, 2024, on February 5, 2025, we sold 7.8 million shares of our common stock pursuant to the ATM for gross proceeds of $2.75 million before subtracting commission and legal expenses.

At-The-Market Sales Agreement with Ascendiant Capital Markets, LLC

On August 8, 2024, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (“Ascendiant Capital”), pursuant to which we could offer and sell up to $10.0 million in shares of our common stock at-the-market. On October 9, 2024, we terminated the Sales Agreement with Ascendiant Capital. There were no shares sold under the Sales Agreement with Ascendiant Capital.

Public Offering of Common Stock

On March 1, 2024, we sold 1,400,000 shares of our common stock at a price of $1.50 per share to the public. According to the terms of the underwriting agreement, we granted the underwriters an option exercisable for 45 days for the purchase of up to an additional 210,000 shares of our common stock solely for the purpose of covering over-allotments, none of which were not exercised. We also issued warrants to the underwriters exercisable August 25, 2024, and expiring on February 27, 2029, to purchase up to 5% of the shares sold at an exercise price of $1.875 per share. The gross proceeds of this offering were $2.1 million before underwriting discounts and commissions and other expenses paid by us were deducted.

Placement Agency Agreement with Dawson James Securities Inc.

On June 25, 2024, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which we engaged Dawson James as the placement agent for a registered public offering of 1,100,000 shares of our common stock for $1.00 per share. We paid Dawson James a placement agent fee of 7.00% of the gross proceeds from this offering and reimbursed them for certain out of pocket expenses not to exceed $75,000, including legal fees. In addition, we issued Dawson James warrants to purchase 55,000 shares of our common stock, which represented 5% of the aggregate number of securities sold in this offering, with an exercise price of $1.25 per share and exercisable for five years from the date of the closing of this offering. The warrants became initially exercisable six months from the closing of this offering.

This offering resulted in gross proceeds of $1.1 million before subtracting placement agent fees and legal expense.

Second Placement Agency Agreement with Dawson James Securities Inc.

On September 4, 2024, we entered into a second placement agency agreement (the “Second Placement Agency Agreement”) with Dawson James pursuant to which we engaged Dawson James as the placement agent for a registered public offering of 8,106,584 shares of our common stock at $0.55 per share or pre-funded warrants to purchase shares of our common stock (“Pre-Funded Warrants”) in lieu thereof at $0.549 per Pre-Funded Warrant, which is equal to the offering price per share of the common stock less the $0.001 per share exercise price of each Pre-Funded Warrant. In connection with this offering, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor to purchase the common stock and Pre-Funded Warrants.

The Pre-Funded Warrants are immediately exercisable and terminate when exercised in full.

We sold 3,078,378 shares of our common stock and Pre-Funded Warrants to purchase 5,028,206 shares of our common stock pursuant to this offering. This offering resulted in gross proceeds to the Company of approximately $4.45 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

As of the date of this filing all of the Pre-Funded Warrants have been exercised.

We paid a placement agent fee equal to 7.00% of the gross proceeds from the sale of the common stock and Pre-Funded Warrants in this Offering and reimburse the Placement Agent for certain out-of-pocket expenses not to exceed $125,000, including legal fees. In addition, we issued the Placement Agent warrants to purchase up to 405,329 shares of our common stock, which represented 5% of the aggregate number of securities sold in the Offering, with an exercise price of $0.6875 per share and exercisable commencing 6 months from the closing of the offering and for five years thereafter.

Debt Raise

On March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “Offering”), to the Purchaser a promissory note with an aggregate principal amount of $3,000,000 (the “Note”) and 1,000,000 shares of Series G Mirroring Preferred Stock of the Company (the “Series G Preferred Stock”). The aggregate net proceeds to the Company are expected to be approximately $2,250,000 million, after deducting placement agent fees of $175,000 and legal expenses of $75,000.

The Note was issued with an original issue discount of 20%. No interest accrues on the Note unless and until an Event of Default (as defined in the Note) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum and shall be computed on the basis of a three hundred sixty (360)-day year and twelve (12) thirty (30)-day months and shall be payable on the maturity date. The Note matures upon the earlier of 120 days from the issuance date or the closing of any subsequent offering by the Company with net proceeds equal to or in excess of all amounts due under the Note. The Note contain certain Events of Default, including (i) the Company’s failure to pay any amount of principal, interest, redemption price or other amounts due under the Notes or any other transaction document, (ii) any default under, redemption of, or acceleration prior to maturity of any indebtedness of the Company, as such term is defined in the transaction documents, (iii) bankruptcy of the Company or its subsidiaries, (iv) a final judgement or judgements for the payment of money in excess of $250,000, which is not discharged or stayed pending appeal within 60 days, and (v) any breach or failure to comply with any provision of the Note or any other transaction document. Upon the occurrence of any Event of Default and at any time thereafter, the Purchaser shall have the right to exercise all of the remedies under the Note. The Note also provide for redemption upon a change of control, as such term is defined under the Notes and mandatory redemption upon the receipt of net proceeds from any offering of equity or debt by the Company.

In connection with the Offering, the Company filed a Certificate of Designation with the Secretary of State for the State of Florida (the “Certificate of Designation”) designating 1,000,000 shares out of the authorized but unissued shares of its preferred stock as Series G Preferred Stock. The following is a summary of the principal terms of the Series G Preferred Stock.

Dividends

No dividends shall be paid on shares of the Series G Preferred Stock.

Voting Rights

The rights and preferences of the Series G Preferred Stock are set forth in the Certificate of Designation filed with Secretary of State for the State of Florida, a copy of which is attached hereto as Exhibit 3.9. The Series G Preferred Stock has no voting rights, except as required by applicable law and except that each share of Series G Preferred Stock shall entitle the holder thereof to 1,000 votes per each share of Series G Preferred Stock solely and exclusively with respect to the Reverse Split Proposal, the Amendment Proposal and any Adjournment Proposal (as defined below), voting together with the Common Stock as a single class. The Purchaser has agreed to vote all of Purchaser’s shares of Series G Mirroring Preferred Stock on any proposal presented to the shareholders of the Corporation for purposes of approving the Reverse Split Proposal, the Amendment Proposal and the Adjournment Proposal and has agreed that such shares of Series G Mirroring Preferred Stock, shall, to the extent voted in favor of such proposals, be automatically and without further action of the Purchaser voted in the same proportions as shares of Common Stock (excluding any shares of Common Stock that are not voted) are voted on the Reverse Split Proposal, the Amendment Proposal and the Adjournment Proposal, as applicable. For the avoidance of doubt, and for illustrative purposes only, if 30% of the aggregate votes cast by Common Stock in connection with the Reverse Split Proposal are voted against such proposal and 70% of the aggregate votes cast by Common Stock are voted in favor thereof, then 30% of the votes cast by the shares of Series G Mirroring Preferred Stock voting in connection with the Reverse Split Proposal shall vote against the approval of the Reverse Split Proposal and 70% of such votes shall be cast in favor.

Liquidation

The Series G Preferred Stock shall rank junior to the Series F Preferred Stock. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value for each share of Series G Mirroring Preferred Stock before any distribution or payment shall be made to the holders of Common Stock but after any other class of stock than ranks senior to the Series G Mirroring Preferred Stock, including the Series F Preferred Stock, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Each share of Series G Mirroring Preferred Stock shall have no par value and a stated value equal to $0.10.

Cancellation

Upon effectiveness of either the Reverse Split Proposal or the Proposal to Increase Authorized Shares, each share of Series G Preferred Stock shall be automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders of Series G Preferred Stock. Such shares shall resume the status of authorized but unissued preferred stock and will no longer be designated as Series G Mirroring Preferred Stock.

Preemptive Rights

No holders of Series G Preferred Stock will, as holders of Series G Preferred Stock, have any preemptive rights to purchase or subscribe for our Common Stock or any of our other securities.

Redemption

The Series G Preferred Stock are not redeemable by the Company.

Trading Market

There is no established trading market for any of the Series G Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series G Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series G Preferred Stock will be limited.

The foregoing descriptions of the Certificate of Designation, the Purchase Agreement, the Note, the Lock-Up Agreements and the Placement Agency Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, Notes, the Lock-Up Agreement and the Placement Agency Agreement, forms of which are attached hereto as Exhibits 3.9, 10.25, 10.26, 10.27 and 10.29, respectively and are each incorporated by reference herein.

The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes. Dawson James Securities, Inc. served as the placement agent in the Offering, pursuant to the terms of a placement agent agreement dated February 26, 2024. The Note and Series G Preferred Stock sold in the Offering were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder and, have not been registered under the Act, or applicable state securities laws. Accordingly, the Note and Series G Preferred Stock may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Act and such applicable state securities laws.

Warrants

Outstanding and exercisable warrants as of December 31, 2024 are presented below:

Warrants Outstanding		Exercise Price	Expiration Date
153,334		$75.00	5/1/2025
52,911		$60.00	7/17/2025
70,000		$1.88	2/27/2029
55,000	[1]	$1.25	6/29/2029
405,329	[2]	$0.69	9/4/2029
736,574

1)	Dawson James Placement Agent warrants that became exercisable December 23, 2024.

2)	Dawson James Placement Agent warrants that become exercisable March 4, 2025.

We also had 1,139,705 pre-funded warrants outstanding at December 31, 2024 that were exercised in January of 2025.

All outstanding warrants are classified as equity on our Consolidated Balance Sheets.

8. Stock-Based Compensation

2021 Incentive Plan

The 2021 Incentive Plan authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock covering a total of 3,166,167 shares of our common stock. Options are granted at the fair value of our common stock on the date of grant and generally vest either immediately or over a period of up to three years from the date of grant and expire 10 years from the date of grant. As of December 31, 2024, 993,753 shares of our common stock were reserved for issuance related to the 2021 Incentive Plan, and 2,032,914 shares remained available for awards.

Recipients of stock awards under our 2021 Incentive Plan become the owner of record of the stock immediately upon grant, which may be subject to certain restrictions. The balance of unvested restricted stock will be forfeited and automatically transferred back to us at no cost upon the termination of the recipient’s employment. Upon vesting of restricted stock that is made to recipients who are employees, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares having a fair value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired and reduce the shares available for issuance under the 2021 Incentive Plan.

We use the Black-Scholes Pricing Option Pricing Model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

●	Expected dividend yield – zero based on the fact that we do not plan to issue dividends.
●	Expected volatility – based on our historical market price at consistent points in a period equal to the expected life of the options.
●	Risk-free interest rate – based on the U.S. Treasury yield curve in effect at the time of grant.
●	Expected life of options – based on the simplified method of estimating the expected life. Forfeitures are accounted for as they occur.

Assumptions used to estimate the fair value of stock options granted were as follows:

Granted in Period	High	Low	Weighted Average
Award/Strike Price	0.48	0.48	0.48
Market Price	0.48	0.48	0.48
Volatility	120.76%	110.12%	114.00%
Dividend Yield	0.00%	0.00%	0.00%
Expected Life	5.50 yrs	2.50 yrs	4.74 yrs
Risk Free Rate	3.53%	3.49%	3.50%

Total stock-based compensation related to stock options was $516,049 and $550,083 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $21,154 of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted average period of less than one year.

Stock option activity for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2023	244,733	$20.17	8.73	$74,559
Granted	799,583	0.48	—	—
Forfeited	(50,563)	13.76	—	—
Outstanding at December 31, 2024	993,753	4.65	6.72	—
Exercisable at December 31, 2024	922,353	4.97	6.49	—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2024 and 2023, respectively

Certain other information regarding our stock-based awards was as follows:

	2024	2023
Weighted average grant date fair value of stock options granted per share	$0.38	$4.59
Grant date fair value of stock options that vested	$305,632	$291,401

Restricted stock activity was as follows for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock at beginning of year	6,000	$3.34
Vested	(6,000)	3.34
Non-vested restricted stock at end of year	—	-

The fair value of restricted stock vested in 2024 was $20,220, and stock-based compensation expense related to restricted stock was $5,055. As of December 31, 2024, there was no unrecognized stock-based compensation related to non-vested restricted stock.

9. Retirement Plan

We have a defined contribution Simple Individual Retirement Arrangement plan which covers all employees and provides for a Company match of up to 3% of all employee compensation contributions to the plan. Total matching contributions for the years ended December 31, 2024 and 2023 were $27,325 and $20,045 respectively.

10. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Current	$—	$—
Deferred	(1,408,287)	(5,791,558)
Valuation Allowance	1,408,287	5,791,558
Total provision (Deferred benefit) for income taxes	$—	$—

At December 31, 2024 and 2023, the Company had temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective income tax bases, as measured by enacted state and federal tax rates, as follows:

	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforward	$41,070,043	$39,810,409
Accrued vacation	13,421	-
Non-qualified stock compensation	1,228,004	1,160,775
Capitalized Research & Development costs	3,694,354	3,417,706
Intangibles	2,360,913	2,569,559
Total deferred tax assets	48,366,736	46,958,449
Less valuation allowance	(48,366,736)	(46,958,449)
Total net deferred tax asset, net of valuation allowance	$—	$—

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense (benefit) in the statements of operations for the years ended December 31, 2024 and 2023:

	2024	2023
Income tax benefit computed at statutory federal rate of 21% and 21%, respectively	$(2,207,843)	$(4,337,705)
State income tax benefits, net of federal expense/benefit	(400,411)	(1,204,720)
Australia Tax	(60,962)	—
Prior year adjustment	—	150,533
Change in valuation allowance	2,027,835	5,342,529
Non-deductible expenses	1,100	272
Change in tax rates	590,690	—
Other	49,590	49,091
Total provision (benefit) for income taxes	$—	$—

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

Accordingly, a valuation allowance of $48,366,736 and $46,958,449 has been provided in the accompanying consolidated financial statements as of December 31, 2024 and 2023, respectively. The December 31, 2024 and December 31, 2023 net change in valuation allowance related to deferred tax assets was an increase of $1,408,287 and $5,791,558, respectively, primarily relating to the capitalization of research and development costs and net operating loss carryforwards.

At December 31, 2024, the Company has federal and state tax net operating loss carryforwards of $159,358,389 and $142,594,207, respectively. The State of Pennsylvania tax net operating loss carryforwards will expire through 2036. Federal and Florida tax net operating loss carryforwards generated prior to December 31, 2017 will expire through 2037 and are not subject to taxable income limitations. Federal and Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but may be subject to taxable income limitation pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company also has federal research and development tax credit carryforwards of $4,041,694 of which are included as an uncertain tax position. The federal tax credit carryforward will expire beginning in 2021 and continuing through 2043 unless utilized.

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

For the years ended December 31, 2024 and 2023, the Company incurred $0 and $0, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

The Company files its income tax returns in the U.S. federal jurisdiction and in Florida and Pennsylvania. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2021	$4,027,180
Additions based on tax positions related to the current year	940,106
Reductions for the tax positions of prior years	(115,396)
Expired Tax Credits due to 20-year life	(17,043)
Balance as of December 31, 2022	$4,834,847
Additions based on tax positions related to the current year	46,229
Reductions for the tax positions of prior years	(680,042)
Expired Tax Credits due to 20-year life	(31,680)
Balance as of December 31, 2023	$4,169,354
Additions based on tax positions related to the current year	—
Reductions for the tax positions of prior years	(46,229)
Expired Tax Credits due to 20-year life	(81,431)
Balance as of December 31, 2024	$4,041,694

Included in the balance at December 31, 2024 and 2023, are $4,041,694 and $4,169,354, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the years 2024 and 2023 the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

11. Commitments and Contingencies

Ladenburg Thalmann Litigation

On December 7, 2022, we entered into an investment banking engagement letter with Ladenburg Thalmann, (“Ladenburg”). The engagement letter was subsequently amended at various times (together with amendments to the “Engagement Letter”). We terminated the Engagement Letter as of August 15, 2023. Ladenburg sent us an invoice in the amount of $2,500,000, and a demand letter from Ladenburg’s general counsel demanding payment thereof followed shortly thereafter. Ladenburg is of the view that a fee is owed based on tur purchase of assets from Odyssey Health, Inc. We strongly disagree that any such fee is due to Ladenburg and initiated a confidential action for arbitration against Ladenburg with the Financial Industry Regulatory Authority (“FINRA”) on March 12, 2024 seeking, among other things, a declaratory judgment that no such fee is owed. On April 17, 2024 Ladenburg filed a Complaint in federal court in the Southern District of Florida, and also filed motion for a temporary restraining order (“TRO”) and preliminary injunction seeking to move the venue from FINRA to the federal court in Miami-Dade County. On May 3, 2024 the Magistrate Judge assigned to the case issued a Report and Recommendation denying the motion; although Ladenburg objected to the Report and Recommendation, Magistrate Judge’s Report and Recommendation, the District Court Judge adopted the Report and Recommendation, finalizing the Court’s denial of the requested injunctive relief. On May 9, 2024, we filed a motion to dismiss in the federal court action, which is still currently pending. Meanwhile, the FINRA action continues and is set to be heard in August of 2025. We believe Ladenburg’s claims are unlikely to prevail and we intend to defend the claims vigorously. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact our business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that we will prevail. We do not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

12. Subsequent Events

ATM Financing

In February 2025, we raised $2.75 million through the sale of common stock through our ATM with Dawson James. See Note 7 for additional information.

Debt Raise

On March 13, 2025, the Company entered into and consummated a note securities purchase agreement (the “Purchase Agreement”) with a single investor (the “Purchaser”) pursuant to which the Company sold, in a private placement (the “Offering”), to the Purchaser a promissory note with an aggregate principal amount of $3,000,000 (the “Note”) and1,000,000 shares of Series G Mirroring Preferred Stock of the Company (the “Series G Preferred Stock”). The aggregate net proceeds to the Company are expected to be approximately $2,250,000 million, after deducting placement agent fees of $175,000 and legal expenses of $75,000.

The Note was issued with an original issue discount of 20%. No interest accrues on the Note unless and until an Event of Default (as defined in the Note) has occurred, upon which interest shall accrue at a rate of twenty percent (20.0%) per annum and shall be computed on the basis of a three hundred sixty (360)-day year and twelve (12) thirty (30)-day months and shall be payable on the maturity date. The Note matures upon the earlier of 120 days from the issuance date or the closing of any subsequent offering by the Company with net proceeds equal to or in excess of all amounts due under the Note. The Note contain certain Events of Default, including (i) the Company’s failure to pay any amount of principal, interest, redemption price or other amounts due under the Notes or any other transaction document, (ii) any default under, redemption of, or acceleration prior to maturity of any indebtedness of the Company, as such term is defined in the transaction documents, (iii) bankruptcy of the Company or its subsidiaries, (iv) a final judgement or judgements for the payment of money in excess of $250,000, which is not discharged or stayed pending appeal within 60 days, and (v) any breach or failure to comply with any provision of the Note or any other transaction document. Upon the occurrence of any Event of Default and at any time thereafter, the Purchaser shall have the right to exercise all of the remedies under the Note. The Note also provide for redemption upon a change of control, as such term is defined under the Notes and mandatory redemption upon the receipt of net proceeds from any offering of equity or debt by the Company.

In connection with the Offering, the Company filed a Certificate of Designation with the Secretary of State for the State of Florida (the “Certificate of Designation”) designating 1,000,000 shares out of the authorized but unissued shares of its preferred stock as Series G Preferred Stock. The following is a summary of the principal terms of the Series G Preferred Stock.

Dividends

No dividends shall be paid on shares of the Series G Preferred Stock.

Voting Rights

The rights and preferences of the Series G Preferred Stock are set forth in the Certificate of Designation filed with Secretary of State for the State of Florida, a copy of which is attached hereto as Exhibit 3.9. The Series G Preferred Stock has no voting rights, except as required by applicable law and except that each share of Series G Preferred Stock shall entitle the holder thereof to 1,000 votes per each share of Series G Preferred Stock solely and exclusively with respect to the Reverse Split Proposal, the Amendment Proposal and any Adjournment Proposal (as defined below), voting together with the Common Stock as a single class. The Purchaser has agreed to vote all of Purchaser’s shares of Series G Mirroring Preferred Stock on any proposal presented to the shareholders of the Corporation for purposes of approving the Reverse Split Proposal, the Amendment Proposal and the Adjournment Proposal and has agreed that such shares of Series G Mirroring Preferred Stock, shall, to the extent voted in favor of such proposals, be automatically and without further action of the Purchaser voted in the same proportions as shares of Common Stock (excluding any shares of Common Stock that are not voted) are voted on the Reverse Split Proposal, the Amendment Proposal and the Adjournment Proposal, as applicable. For the avoidance of doubt, and for illustrative purposes only, if 30% of the aggregate votes cast by Common Stock in connection with the Reverse Split Proposal are voted against such proposal and 70% of the aggregate votes cast by Common Stock are voted in favor thereof, then 30% of the votes cast by the shares of Series G Mirroring Preferred Stock voting in connection with the Reverse Split Proposal shall vote against the approval of the Reverse Split Proposal and 70% of such votes shall be cast in favor.

Liquidation

The Series G Preferred Stock shall rank junior to the Series F Preferred Stock. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value for each share of Series G Mirroring Preferred Stock before any distribution or payment shall be made to the holders of Common Stock but after any other class of stock than ranks senior to the Series G Mirroring Preferred Stock, including the Series F Preferred Stock, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. Each share of Series G Mirroring Preferred Stock shall have no par value and a stated value equal to $0.10.

Cancellation

Upon effectiveness of either the Reverse Split Proposal or the Proposal to Increase Authorized Shares, each share of Series G Preferred Stock shall be automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders of Series G Preferred Stock. Such shares shall resume the status of authorized but unissued preferred stock and will no longer be designated as Series G Mirroring Preferred Stock.

Preemptive Rights

No holders of Series G Preferred Stock will, as holders of Series G Preferred Stock, have any preemptive rights to purchase or subscribe for our Common Stock or any of our other securities.

Redemption

The Series G Preferred Stock are not redeemable by the Company.

Trading Market

There is no established trading market for any of the Series G Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series G Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series G Preferred Stock will be limited.

The foregoing descriptions of the Certificate of Designation, the Purchase Agreement, the Note, the Lock-Up Agreements and the Placement Agency Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, Notes, the Lock-Up Agreement and the Placement Agency Agreement, forms of which are attached hereto as Exhibits 3.9, 10.25, 10.26, 10.27 and 10.29, respectively and are each incorporated by reference herein.

The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes. Dawson James Securities, Inc. served as the placement agent in the Offering, pursuant to the terms of a placement agent agreement dated February 26, 2024. The Note and Series G Preferred Stock sold in the Offering were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder and, have not been registered under the Act, or applicable state securities laws. Accordingly, the Note and Series G Preferred Stock may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Act and such applicable state securities laws.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	1/23/23

3.7	Amendment to Articles of Incorporation for Certificate of Designation of Series F Convertible Preferred Stock	8-K	001-32188	3.1	12/8/23

3.8	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23

3.9	Certificate of Designation for Series G Preferred Stock					X

3.10	Bylaws	SB-2	333-100568	3.2	10/16/02

3.11	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.12	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.13	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

4.1	Specimen Stock Certificate	8-K	001-32188	4.1	1/23/23

4.2	Amended and Restated Warrant Form	8-K	001-32188	4.1	8/1/17

4.3	Form of Common Stock Warrant	8-K	001-32118	4.1	11/9/17

4.4	Form of Investor Warrant.	8-K	001-32188	4.1	4/10/18

4.5	Form of Warrant to purchase shares of Common Stock.	S-1/A	333-224950	4.2	7/9/18

4.6	Warrant Agency Agreement	8-K	001-32188	4.2	7/17/18

4.7	Warrant dated May 1, 2020	8-K	001-32188	4.1	5/4/20

4.8	Form of Representative’s Warrants.	8-K	001-32188	4.1	3/1/24

4.9	Form of Placement Agent Warrant.	8-K	001-32188	4.1	6/26/24

4.10	Form of Placement Agent Warrant.	8-K	001-32188	4.2	9/5/24

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-32188	4.8	3/29/24

10.1	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.2	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.3	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.4	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.5	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.6	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.7	Form of Employee Stock Option Agreement. +	10-K	001-32188	10.26	3/26/13

10.8	Form of Consultant Stock Option Agreement. +	10-K	001-32188	10.27	3/26/13

10.9	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Employee). +	8-K	001-32188	10.1	3/18/15

10.10	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Directors). +	10-K	001-32188	10.23	3/4/20

10.11	Form of Director Restricted Stock Award Agreement. +	8-K	001-32188	10.3	3/18/15

10.12	Executive Employment Agreement between the Company and Kimberly Murphy dated effective June 23, 2022. +	8-K	001-32188	10.1	6/23/22

10.13	Executive Employment Agreement between the Company and Janet Huffman dated effective March 8, 2023. +	8-K			3/8/23

10.14	Amendment to Executive Employment Agreement between the Company and Janet Huffmann dated effective January 16, 2025+	8-K	001-32188	10.2	1/17/25

10.15	Executive Employment Agreement for Mr. Redmond dated December 28, 2023+	8-K	001-32188	10.1	12/29/23

10.16	2021 Equity Incentive Plan+	8-K	001-3288	10.1	2/28/22

10.17	First Amendment to 2021 Equity Incentive Plan. +	8-K	001-32188	4.2	12/15/23

10.18	Second Amendment to 2021 Equity Incentive Plan+	8-K	001-32188	4.3	12/16/24

10.19	Form Stock Option Award Agreement (Directors)+	8-K	001-3288	10.2	2/28/22

10.20	Form Stock Option Award Agreement (Employees)+	8-K	001-3288	10.3	2/28/22

10.21	Form Stock Option Award Agreement (Consultants)+	8-K	001-3288	10.4	2/28/22

10.22	At-the-Market Sales Agreement between the Company and Dawson James Securities Inc. Dated October 11, 2024	8-K	001-32188	1.1	10/15/24

10.23	Placement Agency Agreement dated, September 4, 2024, between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	9/5/24

10.24	Placement Agency Agreement dated June 25, 2024 between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	6/26/24

10.25	Form of Securities Purchase Agreement					X

10.26	Form of Note dated March 13, 2025 to Purchasers					X

10.27	Form of Lock-Up Agreement					X

10.28	Placement Agency Agreement dated, March 13, 2025, between Oragenics, Inc. and Dawson James Securities, Inc.					X

21.1	Subsidiaries of Registrant	10-K	001-3288	21.1	3/24/22

23.1	Consent of Cherry Bekaert LLP, an Independent Public Accounting Firm					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

97.1	Clawback Policy	10-K	001-3288	97.1	3/29/24

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.