Form 10-Q
period 2025-09-30
ORAGENICS INC
filed 2025-11-07
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 6, 2025, there were 4,168,223 shares of common stock, par value $0.001 per share, outstanding.

Note Regarding Reverse Stock Split

On June 3, 2025, the Company effected a 1-for-30 reverse stock split of its outstanding common stock. All share and per share amounts in these consolidated financial statements and related footnotes have been retroactively adjusted to reflect the reverse stock split for all periods presented in the accompanying financial statements, unless otherwise indicated (the “Reverse Stock Split”).

ORAGENICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,403,766	$864,840
Prepaid expenses and other current assets	1,301,778	607,670
Total current assets	12,705,544	1,472,510
Total assets	$12,705,544	$1,472,510
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,479,272	$1,355,867
Short-term notes payable, net of debt issuance costs	394,836	328,528
Total liabilities	2,874,108	1,684,395

Stockholders’ equity (deficit):
Preferred stock, no par value; 50,000,000 shares authorized; 432,122 Series H and 7,488,692 Series F outstanding at September 30, 2025, and 0 Series H and 7,488,692 Series F outstanding at December 31, 2024.	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 4,127,173 and 419,003 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	4,127	419
Additional paid-in capital	234,169,098	216,573,868
Accumulated deficit	(224,341,789)	(216,786,172)
Total stockholders’ equity (deficit)	9,831,436	(211,885)
Total liabilities and stockholders’ equity (deficit)	$12,705,544	$1,472,510

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$930,894	$879,041	$1,722,115	$2,449,234
General and administrative	2,192,879	1,558,239	5,142,087	4,754,149
Total operating expenses	3,123,773	2,437,280	6,864,202	7,203,383
Loss from operations	(3,123,773)	(2,437,280)	(6,864,202)	(7,203,383)
Other income (expense):
Interest income	68,142	9,466	95,138	35,106
Interest expense	(7,039)	(9,971)	(778,476)	(18,859)
Foreign currency exchange net	(3,919)	(25,085)	(8,077)	(31,659)
Total other income (expense), net	57,184	(25,590)	(691,415)	(15,412)
Net loss	$(3,066,589)	$(2,462,870)	$(7,555,617)	$(7,218,795)
Basic and diluted net loss per share	$(1.96)	$(11.32)	$(5.16)	$(101.37)
Weight average shares outstanding, basic and diluted	1,560,909	217,602	1,464,689	71,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2024	419,003	$419	7,488,692	$—	$216,573,868	$(216,786,172)	$(211,885)
Compensation expense relating to options	—	—	—	—	17,706	—	17,706
Compensation expense recapture relating to options	—	—	—	—	(86,470)	—	(86,470)
Sale of Common Stock	258,849	259	—	—	2,633,931	—	2,634,190
Conversion of prefunded warrants to common stock	37,990	38	—	—	1,102	—	1,140
Issuance of Series G Preferred Stock	—	—	1,000,000	—	—	—	—
Net loss	—	—	—	—	—	(2,216,993)	(2,216,993)
Balances at March 31, 2025	715,843	$716	8,488,692	$—	$219,140,137	$(219,003,165)	$137,688

Reverse split fractional shares issued	107,084	107	—	—	(107)	—	—
Compensation expense relating to options	—	—	—	—	6,779	—	6,779
Compensation expense recapture relating to options	—	—	—	—	(147)	—	(147)
Cancellation of Series G Preferred Stock	—	—	(1,000,000)	—	—	—	—
Net loss	—	—	—	—	—	(2,272,035)	(2,272,035)
Balances at June 30, 2025	822,927	$823	7,488,692	$—	$219,146,662	$(221,275,200)	$(2,127,715)
Compensation expense relating to options	—	—	—	—	6,040	—	6,040
Sale of Series H Preferred Stock and warrants	—	—	660,000	—	15,019,700	—	15,019,700
Conversion of Series H Preferred Stock into common stock	3,304,246	3,304	(227,878)	—	(3,304)	—	—
Net loss	—	—	—	—	—	(3,066,589)	(3,066,589)
Balances at September 30, 2025	4,127,173	$4,127	7,920,814	$—	$234,169,098	$(224,341,789)	$9,831,436

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	102,690	$103	16,955,197	$1,592,723	$207,793,582	$(206,218,254)	$3,168,154
Compensation expense relating to option issuances	—	—	—	—	69,344	—	69,344
Sale of Common Stock	46,667	47	—	—	1,838,554	—	1,838,601
Net loss	—	—	—	—	—	(2,450,833)	(2,450,833)
Balances at March 31, 2024	149,357	$150	16,955,197	$1,592,723	$209,701,480	$(208,669,087)	$2,625,266

Compensation expense relating to option issuances	—	—	—	—	58,220	—	58,220
Sale of Common Stock	36,667	37	—	—	947,963	—	948,000
Net loss	—	—	—	—	—	(2,305,090)	(2,305,090)
Balances at June 30, 2024	186,024	$187	16,955,197	$1,592,723	$210,707,663	$(210,974,177)	$1,326,396
Compensation expense relating to option issuances	—	—	—	—	330,802	—	330,802
Sale of Common Stock	126,895	127	—	—	3,883,132	—	3,883,259
Net loss	—	—	—	—	—	(2,462,870)	(2,462,870)
Balances at September 30, 2024	312,919	$314	16,955,197	$1,592,723	$214,921,597	$(213,437,047)	$3,077,587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(7,555,617)	$(7,218,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and closing costs	771,437	-
Stock-based compensation expense	30,525	458,366
Stock-based compensation recapture expense	(86,617)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(694,108)	49,951
Operating lease right of use assets	-	9,811
Accounts payable and accrued expenses	1,123,405	131,449
Change in operating lease liabilities	-	(9,811)
Net cash used in operating activities	(6,410,975)	(6,579,029)
Cash flows from financing activities:
Borrowings on short-term notes payable	2,623,399	-
Payments on short-term notes payable	(3,328,528)	(430,283)
Net proceeds from issuance of preferred stock and warrants	15,019,700	-
Net proceeds from issuance of common stock	2,635,330	6,669,860
Net cash provided by financing activities	16,949,901	6,239,577
Net decrease in cash and cash equivalents	10,538,926	(339,452)
Cash and cash equivalents at beginning of period	864,840	3,483,501
Cash and cash equivalents at end of period	$11,403,766	$3,144,049
Supplemental disclosure of cash flow information:
Interest paid	$14,899	$18,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying condensed consolidated financial information of Oragenics, Inc. and its wholly-owned subsidiaries Noachis Terra Inc. and Oragenics Australia Pty Ltd (collectively, the “Company”), is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented have been included in consolidation. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025.

On June 3, 2025, the Company effected a 1-for-30 reverse stock split of its outstanding common stock. All share and per share amounts in these consolidated financial statements and related footnotes have been retroactively adjusted to reflect the reverse stock split for all periods presented in the accompanying financial statements, unless otherwise indicated.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine-months ended September 30, 2025, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2024.

Nature of Operations

Oragenics, Inc. (the “Company”) is a development-stage biopharmaceutical company dedicated to the research and development of nasally delivered pharmaceutical therapies targeting neurological conditions and infectious diseases. The Company is currently focused on advancing the development and commercialization of its lead product candidate, ONP-002, a novel formulation intended for the treatment of mild traumatic brain injury (“mTBI” or “concussion”). ONP-002 is being developed as a potential first-in-class therapeutic targeting the unmet medical need for effective concussion treatment.

Going Concern

Considering our recurring losses, accumulated deficit, and negative cash flows, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We have incurred operating losses and negative cash flow from operations since inception. To date, we have not generated significant revenues from our operations. We incurred a net loss of $7.6 million and used $6.4 million cash resources in operating activities during the nine months ending September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $224 million and cash and cash equivalents of $11.4 million.

Historically, our primary sources of liquidity have included proceeds from public and private offerings of our common and preferred stock, warrant exercises, debt financings, grant income, and interest income. During the nine months ending September 30, 2025, we raised approximately $2.6 million in net proceeds from private placements and sales of our common stock, $15.2 million in net proceeds from the issuance of Series H preferred stock and warrants and received approximately $2.2 million in net proceeds from the issuance of debt.

We expect to continue to incur substantial expenses as we advance the development of ONP-002, our lead product candidate for the treatment of mild traumatic brain injury. Based on our available cash of September 30, 2025, we believe our current working capital will be sufficient to fund planned operations for at least the next twelve months from the date of this filing, taking into account the net proceeds from the July 2025 financing.

On July 2, 2025, we completed a public offering of Series H Preferred Stock and warrants to purchase additional shares of Series H Preferred Stock, resulting in net proceeds of approximately $15.2 million. We believe that this financing meaningfully extends our ability to execute on our near-term operating objectives, including continued development of ONP-002.

While this financing mitigates some of the liquidity risk, substantial doubt about our ability to continue as a going concern continues to exist unless and until we obtain additional capital to fund operations beyond the current planning horizon. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If we are unable to raise sufficient capital in the future, we may be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts, which would adversely affect our business prospects and ability to continue as a going concern.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors with the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.3 million as of September 30, 2025, compared to $0.6 million as of December 31, 2024. The increase was primarily due to the timing of insurance premium financing our new policy renewals and advance payments related to research and development service agreements associated with the ONP-002 program.

The Company’s prepaid balances typically consist of insurance premiums, research and development service agreements, and other vendor advances aligned with ongoing clinical, manufacturing, and regulatory activities.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses totaled $2.5 million as of September 30, 2025, compared to $1.4 million as of December 31, 2024. The increase was primarily attributable to the timing of vendor invoicing and payments and higher accrued research and development expenses related to ongoing ONP-002 program activities during the quarter.

These liabilities consist primarily of account payables to research and development vendors, payroll and benefits accruals, professional service fees, and other general corporate obligations. As of September 30, 2025, this balance also included a $700,000 accrual related to the Ladenburg Thalmann legal settlement, which was paid in October 2025 in full satisfaction of the matter (see Note 10. Commitments and Contingencies).

As of September 30, 2025, the Company had entered into several research and development service agreements not yet invoiced; such commitments are expected to be recognized as expenses in future periods as services are performed.

Note 5. Short-Term Notes Payable

On March 13, 2025, we issued a $3.0 million promissory note (the “Note”) to a single investor at an original issue discount of 17%. Net proceeds to us were approximately $2.2 million after placement agent fees of $175,000 and legal expenses of $98,437.

The Note was non-interest-bearing unless an event of a default occurred, at which time interest would accrue at a rate of 20% per annum. The Note was scheduled to mature on the earlier of July 14, 2025, or the closing of any subsequent offering with net proceeds equal to or exceeding all amounts due under the Note.

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

Short-term notes payable consisted of the following:

	September 30,	December 31,
	2025	2024
Insurance premium financing of $504,425, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$394,836	$—
Insurance premium financing of $328,528, due in monthly installments of $54,000, which include principal and annual interest at 9.55% through May 2025	—	328,528
Total short-term notes payable	$394,836	$328,528

Note 6. Stock-Based Compensation

2021 Equity Incentive Plan

Our 2021 Equity Incentive Plan (the “2021 Plan”) authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock covering a total of 3,166,667 shares of our common stock. Options are granted at the fair value of our common stock on the date of grant and generally vest either immediately or over a period of up to three years from the date of grant and expire 10 years from the date of grant. As of September 30, 2025, 24,012 shares were reserved for issuance related to the 2021 Plan and 3,142,655 shares of our common stock remain available for awards.

Stock Option Activity

The following table summarizes stock option activity for the nine-months ended September 30, 2025.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	33,150	$142.71	6.72	$—
Forfeited	(9,138)	105.90
Outstanding at September 30, 2025	24,012	156.72	7.79	—
Exercisable at September 30, 2025	24,012	$156.72	7.79	$—

Unrecognized Stock-Based Compensation Costs

As of September 30, 2025, there was no unrecognized stock-based compensation expense.

Note 7. Warrants

Outstanding and exercisable warrants as of September 30,2025, are summarized below.

Warrants Outstanding	Exercise Price	Expiration Date
2,341	$56.25	2/27/2029
1,834	$37.50	6/29/2029
13,512	$20.70	9/4/2029
660,000	$25.00	7/2/2030
677,687

During the nine months ended September 30, 2025, 1,764 warrants expired on July 17, 2025, in accordance with their original terms. These expirations included warrants held by institutional and accredited investors, as well as a limited number of board members and other holders. No warrants were exercised or cancelled during the period.

Note 8. Shareholders’ Equity

At-The-Market Sales Agreement with Dawson James

On October 11, 2024, we entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which are allowed to issue and sell, from time to time, shares of our common stock (the “Shares”). Dawson James uses its commercially reasonable efforts to sell the shares requested by us to be sold, consistent with their normal trading and sales practices. We may instruct Dawson James not to sell the shares if the sales cannot be affected at or above the price designated by us and we may suspend sales pursuant to the ATM Agreement at any time. We pay Dawson James a commission of up to 3.0% of the gross proceeds from the sale of Shares under the ATM.

In February 2025, we sold 260,000 shares pursuant to the ATM Agreement for net proceeds of $2.6 million after commissions and legal expenses totaling $0.11 million.

Series F Convertible Preferred Stock

In December 2023, we issued 8,000,000 shares of our Series F Convertible Preferred Stock in connection with our purchase of assets from Odyssey Health, Inc. (“Odyssey”). The Series F Convertible Preferred Stock is convertible shares of our common stock in accordance with the Certificate of Designation for the Series F Convertible Preferred Stock. Upon issuance, 511,308 shares of Series F Convertible Preferred Stock were converted to 17,044 shares of our common stock. As of September 30, 2025, 7,488,692 shares of Series F Convertible Preferred Stock remain outstanding. Currently, such 7,488,692 shares of Series F preferred stock are convertible into 249,624 shares of our common stock, subject to the provisions and limitations contained in the Certificate of Designation for the Series F Convertible Preferred Stock, which provide that the following Subsequent Conversion Conditions must occur before such shares can be converted: (i) the Company must have applied for and been approved for initial listing on the NYSE American or another national exchange or shall have been delisted from the NYSE American, and (ii) if required by the rules of the NYSE American, the Corporation’s shareholder shall have approved any change of control that could be deemed to occur upon the conversion of the Series F Convertible Preferred Stock into Common Stock, based on the facts and circumstances existing at such time.

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

Series H Preferred Stock and Warrants

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

The Series H Preferred Stock has a stated value of $25.00 per share and is convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $2.50 per share, subject to customary adjustments for stock splits, combinations, dividends, and similar events. The Series H Preferred Stock does not accrue dividends, except that holders are entitled to participate on an as-converted basis if dividends are declared on the common stock. The shares rank “pari passu” with Company’s common stock with respect to rights upon liquidation, dissolution, or winding-up and do not carry voting rights, except as required under Florida law. The shares may be automatically converted into common stock upon certain events specified in the Certification of Designation, such as the effectiveness of a registration statement covering the underlying common shares or at the Company’s election if the specified trading-price and volume conditions are met. The Series H Preferred Stock is non-redeemable by the Company, except as provided in the Certificate of Designation.

As of September 30, 2025, 432,122 shares of Series H Preferred Stock remained outstanding, and 227,878 shares had been converted into 3,304,246 shares of common stock. All conversions were made in accordance with the stated conversion terms, and no additional Series H warrants had been exercised as of the reporting date.

Note 9. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Basic and diluted net loss per share is the same for all periods presented, as the inclusion of potentially dilutive securities would have been anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	Nine Months Ended September 30,
	2025	2024
Stock options	24,012	7,431
Warrants	677,687	11,628
Common shares issuable upon conversion of Series H Preferred Stock	6,265,769	—
	6,967,468	19,059

Note 10. Commitments and Contingencies

On December 7, 2022, the Company entered into an investment-banking engagement letter with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which was subsequently amended several times (collectively, the “Engagement Letter”). The Company terminated the Engagement Letter effective August 15, 2023. Following termination, Ladenburg asserted that it was entitled to a fee in connection with the Company’s purchase of assets from Odyssey Health, Inc., and issued an invoice for $2,500,000 The Company disputed that no such fee was due. Related proceedings were also filed in the United States District Court for the Southern District of Florida.

On October 16, 2025, the Company and Ladenburg executed a Settlement Agreement resolving all claims between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay $700,000, which was wired on October 17, 2025, in full satisfaction of the matter. The Company has accrued $700,000 as of September 30, 2025, related to this contingency.

No other material legal proceedings are pending or known to be threatened against the Company as of the date of these financial statements.

Note 11. Subsequent Events

Settlement Agreement. Subsequent to September 30, 2025, the Company settled its previously disclosed dispute with Ladenburg Thalmann & Co. Inc. for $700,000, which was accrued as of quarter-end and paid on October 17, 2025.

NYSE Compliance. On October 20, 2025, the Company received a letter from the NYSE American informing the Company it has regained compliance with the stockholder’s equity requirements of the NYSE American continued listing standards. As such, on October 21, 2025, the below compliance (“.BC”) indicator was removed and the Company was removed from the list of NYSE American noncompliant issuers.

Note 12. Acquisition of Concussion Assets

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

Overview

We are a development-stage biopharmaceutical company dedicated to the research and development of nasal delivery pharmaceutical therapies targeting neurological conditions and infectious diseases. The Company is currently focused on advancing the development and commercialization of its lead product candidate, ONP-002. Our lead product, ONP-002, is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and we believe it can cross the blood-brain barrier with the goal of rapidly eliminating swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

Our ONP-002 Neurology Asset for Brain Related Illness and Injury

Our lead product and focus are on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

ONP-002, together with our other neurology assets, are referred to herein as the Neurology Assets. To date, ONP-002 has been shown to be stable up to 104 degrees for 18 months. The drug candidate is manufactured into a powder and filled into a novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and easy to use in the field.

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

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a	Phase 2b	Phase 3
Complete	Complete	Estimated Q4 2025 start	Estimated Q4 2026 start	Estimated Q4 2027 start

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

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three- and nine-months ending September 30, 2025, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025.

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

As of September 30, 2025, we had $11.4 million in cash and cash equivalents. We believe this capital will allow us to fund our current operating plan through the first half of 2026, depending on the timing and scope of our development activities and other strategic decisions.

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

For the three and nine months ended September 30, 2025, and 2024, we did not generate any revenue. Our segment asset measure is reported on the consolidated balance sheet and total assets.

Results of Operations

We do not currently sell or market any products and did not generate any revenue for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2025	2024
Research and development	$930,894	$879,041	$51,853	5.9%
General and administrative	2,192,879	1,558,239	634,640	40.73%
Total operating expenses	3,123,773	2,437,280	686,493	28.17%
Loss from operations	(3,123,773)	(2,437,280)	(686,493)	(28.17)%

Other income (expense):
Interest income	68,142	9,466	58,676	619.86%
Interest expense	(7,039)	(9,971)	2,932	(29.41)%
Foreign currency exchange, net	(3,919)	(25,085)	21,166	(84.38)%
Total other income (expense), net	57,184	(25,590)	82,774	(323.46)%
Net loss	$(3,066,589)	$(2,462,870)	$(603,719)	24.51%

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2025	2024
Research and development	$1,722,115	$2,449,234	$(727,119)	(29.69)%
General and administrative	5,142,087	4,754,149	387,938	8.16%
Total operating expenses	6,864,202	7,203,383	(339,181)	(4.71)%
Loss from operations	(6,864,202)	(7,203,383)	339,181	4.71%

Other income (expense):
Interest income	95,138	35,106	60,032	171.00%
Interest expense	(778,476)	(18,859)	(759,617)	4,027.88%
Foreign currency exchange, net	(8,077)	(31,659)	23,582	(74.49)%
Total other (expenses) income, net	(691,415)	(15,412)	(676,003)	4,386.21%
Net loss	$(7,555,617)	$(7,218,795)	$(336,822)	4.67%

Research and Development

For the three months ended September 30, 2025, research and development (“R&D”) expenses were $930,894, compared to $879,041 for the same period in 2024, representing an increase of $51,853, or 5.9%.

The increase was primarily attributable to higher external research and consulting costs related to regulatory documentation, clinical-site preparation, and pre-trial activities associated with the Company’s ONP-002 concussion program. These increases were partially offset by lower formulation and laboratory costs compared to the prior-year period, which included wind-down activities for the company’s discontinued vaccine and antibiotic programs.

For the nine months ended September 30, 2025, R&D expenses totaled $1.7 million compared to $2.4 million for the same period in 2024, representing a decrease of $727,119, or 29.7%.

The year-to-date decrease was primarily due to the completion of non-core program work in 2024 and a shift in focus toward ONP-002 regulatory submissions and manufacturing readiness, resulting in lower laboratory and preclinical costs. The decrease also reflects lower use of external consultants and reduced contract research activity outside of the ONP-002 program.

We anticipate that research and development expenses will increase in future periods as we initiate the phase IIa clinical trial in Australia, begin IND-enabling work to support a Phase IIb trial in the United States, and commence manufacturing of additional ONP-002 clinical material.

General and Administrative

For the three months ended September 30, 2025, general and administrative (“G&A”) expenses were $2.2 million, compared to $1.6 million for the same period in 2024, representing an increase of $634,640, or 40.7%

The increase was primarily driven by higher legal and professional fees, which rose $1.1 million year over year and included a $700,000 accrual related to the Ladenburg Thalmann legal settlement recorded as of September 30, 2025. Excluding this accrual, legal and professional fees increased approximately $375,000, reflecting higher legal, audit, and regulatory compliance costs associated with maintaining public-company status and supporting the Company’s Series H Preferred Shares financing.

Investor-relations expense increased by $63,325, due to enhanced shareholder engagement and communication activity surrounding the July 2025 capital raise. Salaries and benefits decreased by $514,594, reflecting lower headcount. Patent-related expenses increased by $44,249 due to continued investment in intellectual property protection following the reclassification of patent costs from R&D to G&A in Q1 2025. Insurance expense was relatively consistent, increasing modestly by $421, while board compensation decreased by $13,126 as a result of changes in board membership. Other variances included a $33,664 decrease in public company expenses, a $12,654 increase in travel, and $3,312 increase in miscellaneous items.

For the nine months ended September 30, 2025, G&A expenses totaled $5.1 million, compared to $4.8 million for the same period in 2024, representing an increase of $387,938, or 8.2%. The year-to-date increase was driven primarily by a $798,760 rise in patent-related legal expenses, a $206,222 increase in investor-relations costs, and a $26,101 increase in insurance expenses. These increases were partially offset by a $897,377 decrease in salaries and benefits, reflecting the full impact of headcount reduction earlier in the year, and a $29,375 reduction in board compensation compared to the same period in 2024.

We expect general and administrative expenses may continue to increase modestly in future periods as we maintain compliance with public-company reporting requirements, continue investor-relations efforts, and support the operational infrastructure needed to advance the ONP-002 program.

Other Income (Expense)

For the three months ended September 30, 2025, total other income was $57,184, compared to an expense of $25,590 in 2024. The change was primarily due to higher interest income from invested cash following the July 2025 financing and lower foreign-exchange losses.

For the nine months ended September 30, 2025, total other expense was $691,415, compared to $15,412 in 2024, primarily reflecting amortization of debt discount and closing costs related to the $3.0 million short-term promissory note issued in March 2025, partially offset by higher interest income on cash balances.

Liquidity and Capital Resources

See “Recent Funding” above for our discussion of our July 2025 public offering of Series H Preferred Stock and warrants.

Since our inception, we have funded our operations primarily through the sale of equity securities in public and private offerings, debt financing, and warrants exercises. As of September 30, 2025, we had an accumulated deficit of $224.3 million and have not yet achieved profitability. We incurred a net loss of $7.6 million for the nine-months ended September 30, 2025, and $10.5 million for the year ended December 31, 2024. We expect to continue incurring significant operating losses as we advance the development of our Neurology Assets, including ONP-002, through regulatory and clinical stages toward potential commercialization.

The following table sets forth our primary sources and uses of cash:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,410,975)	$(6,579,029)
Net cash provided by financing activities	16,949,901	6,239,577
Net increase (decrease) in cash and cash equivalents	$10,538,926	$(339,452)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025, and 2024 was $6.4 million and $6.6 million, respectively. In both periods, cash used in operations primarily reflected the Company’s net losses adjusted for non-cash charges and changes in working capital accounts.

For the nine months ended September 30, 2025, significant non-cash items affecting operating cash flows included $771,437 of amortization of debt discount and closing costs associated with the March 2025 short-term promissory note, stock-based compensation expense of $30,525, and a stock-based compensation recapture adjustment of $86,617. Changes in operating assets and liabilities also contributed to the net cash outflow, including a $694,108 increase in prepaid expenses and other current assets and a $1.1 million increase in accounts payable and accrued expenses, primarily reflecting timing of vendor payments and ongoing ONP-002 program activities.

For the nine months ended September 30, 2024, non-cash adjustments included $458,366 of stock-based compensation, while working capital changes included a $49,951 increase in prepaid expenses and other current assets and a $131,449 increase in accounts payable and accrued expenses.

The slight reduction in operating cash outflows year-over-year primarily reflects lower R&D expenditures and improved working capital management, partially offset by higher general and administrative expenses associated with maintaining public-company operations, legal settlements, and financing activities in 2025.

Financing Activities

Net cash provided by financing activities was $16.9 million for the nine months ended September 30, 2025, compared to $6.2 million for the same period in 2024.

The increase was primarily attributable to the completion of the July 2025 Series H Preferred Stock and warrant financing, which generated net proceeds of approximately $15.2 million, as well as $2.6 million in net proceeds from sales of common stock during the period. The Company also received $2.2 million in borrowing under short-term notes payable, primarily related to the March 2025 promissory note and new insurance premium financing.

These inflows were partially offset by $3 million in repayments of short-term notes payable. In comparison, financing activities for the nine months ended September 30, 2024, consisted primarily of $6.6 million of common stock, partially offset by $430,283 in repayment of short-term notes payable.

Short-Term Notes Payable

On March 13, 2025, we issued a $3.0 million promissory note (the “Note”) to a single investor at an original issue discount of 17%. Net proceeds to us were approximately $2.2 million after placement agent fees of $175,000 and legal expenses of $98,437.

The Note was a non-interesting bearing unless an event of a default occurred, at which time interest would accrue at a rate of 20% per annum. The Note was scheduled to mature on the earlier of July 14, 2025, or the closing of any subsequent offering with net proceeds equal to or exceeding all amounts due under the Note.

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

Short-term notes payable consisted of the following:

	September 30,	December 31,
	2025	2024
Insurance premium financing of $504,425, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$394,836	$—
Insurance premium financing of $328,528, due in monthly installments of $54,000, which include principal and annual interest at 9.55% through May 2025	—-	328,528
Total short-term notes payable	$394,836	$328,528

Inflation

Inflation may impact the cost of services and supplies used in our operations, including professional services, insurance premiums, and research-related vendor agreements. Increases in wages, employee benefits, and regulatory compliance costs may continue to exert upward pressure on operating expenses. However, because we are currently in the development stage and do not maintain significant manufacturing operations or large-scale procurement of raw materials, we have not experienced material inflationary effect on our operating results. For the nine-month period ending September 30, 2025, and 2024, inflation has not had a material impact on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On December 7, 2022, the Company entered into an investment-banking engagement letter with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which was subsequently amended several times (collectively, the “Engagement Letter”). The Company terminated the Engagement Letter effective August 15, 2023. Following the termination, Ladenburg asserted that it was entitled to a fee in connection with the Company’s purchase of assets from Odyssey Health, Inc., and issued an invoice for $2,500,000 to the Company. The Company disputed that no such fee is owed. Related proceedings were also filed in the United States District Court for the Southern District of Florida.

On October 16, 2025, the Company and Ladenburg executed a Settlement Agreement (the “Settlement Agreement”) resolving all claims between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay $700,000, which was wired on October 17, 2025, in full satisfaction of the matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith, and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	01/19/18
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	06/26/18
3.5	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.5	02/28/22
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	01/23/23
3.7	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23
3.8	Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	05/28/25
3.9	Certificate of Designation for Series H Preferred Stock	8-K	001-32188	3.1	07/02/25
3.10	Bylaws	SB-2	333-100568	3.2	10/16/02
3.11	First Amendment to Bylaws	8-K	001-32188	3.1	06/09/10
3.12	Second Amendment to Bylaws	8-K	001-32188	3.1	08/24/10
3.13	Third Amendment to Bylaws	8-K	001-32188	3.9	02/28/22
4.1	Form of Series H Preferred Warrant.	8-K	001-32188	4.1	07/02/25
4.2	Warrant Agency Agreement.		001-32188	4.2	07/02/25
10.1	Form of Securities Purchase Agreement	8-K	001-32188	10.1	07/02/25
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to Section 1350					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 7, 2025.

ORAGENICS, INC.

By:	/s/ Janet Huffman
Janet Huffman
Chief Financial Officer, Secretary, Treasurer, President, Chief Executive Officer
(Principal Financial and Accounting Officer and Principal Executive Officer)

