Form 10-K
period 2025-12-31
ORAGENICS INC
filed 2026-03-16
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission file number 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9015 Town Center Parkway, Suite 143, Lakewood Ranch, FL	34202
(Address of Principal Executive Offices)	(Zip Code)

813-286-7900

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $0.001 par value per share	OGEN	NYSE AMERICAN

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large, accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $3,126,135 computed based upon a last sales price of $3.82 as reported by the NYSE American as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 13, 2026, there were 4,336,029 shares of the registrant’s Common stock outstanding.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	We have incurred significant operating losses since our inception and cannot assure you that we will generate revenues or achieve profitability;
●	We need to raise additional capital to continue to implement our business strategy and we may not be able to do so;
●	Our ability to obtain funding, non-dilutive or otherwise, necessary to do the research, development, manufacture, and commercialization of any one or all of our product candidates;
●	Our ability to maintain compliance with the continued listing requirements of the NYSE American;
●	The timing, progress and results of clinical trials of our product candidates;
●	Uncertainties regarding submission, approval and scope of filings for regulatory approval of our product candidates and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;
●	Uncertainties regarding the potential benefits, activity, effectiveness and safety of our product candidates including as to administration, distribution and storage;
●	Uncertainties regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
●	Our manufacturing capabilities and strategy, including the scalability and commercial viability of our manufacturing methods and processes, and those of our contractual partners;
●	Our ability to successfully commercialize our product candidates;
●	Uncertainties regarding our expenses, ongoing losses, future revenue, capital requirements;
●	Our ability to identify, recruit and retain key personnel and consultants;
●	Our ability to obtain, retain, protect, and enforce our intellectual property position for our product candidates, and the scope of such protection;
●	Our ability to advance the development of our new and existing product candidate under the timelines and in accord with the milestones projected;
●	Our need to comply with extensive and costly regulation by worldwide health authorities, who must approve our product candidates prior to substantial research and development and could restrict or delay the future commercialization of certain of our product candidates;
●	Our ability to successfully complete pre-clinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	The safety, efficacy, and benefits of our product candidates;
●	The effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	The capacities and performance of our suppliers and manufacturers and other third parties over whom we have limited control; and
●	Our competitive position and the development of and projections relating to our competitors or our industry.

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

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1 clinical trial	Phase 2a clinical trial	US based clinical trial	Phase 3 clinical trial
Complete	Complete	Q1 2026 Start	Estimated Q1 2027 start	Estimated Q1 2028 start

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

Intellectual Property

Patent applications that concern ONP-002 and the nasal delivery device have been filed as follows:

●	New chemical entity patent filings concerning the C-20 steroid compounds have been filed with the USPTO and are pending in the U.S. To date, national patents in 9 different countries have been granted, including European countries and Canada and Philippines. A bundle of patents under the European Patent Convention have also been granted, namely, France, Germany, Ireland, Italy, Spain, Switzerland and UK.

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.
○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat and/or, minimize traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.
○	An issued U.S. patent expiration with 5-year maximum patent term extension - 9/17/2040.
○	An issued U.S. patent expiration without patent term extension - 9/17/2035.

●	Multiple nasal delivery device patent applications concerning the Breath-Powered Nasal Devices and Uses Thereof have been filed in the U.S. with the USPTO as utility patent applications. In addition, multiple nationalized patent applications drawn to the Breath-Powered Nasal Devices and Uses Thereof have been filed in over 60 countries.

○	Breath-Powered Nasal Devices and Uses Thereof for, inter alia, treatment of TBI, Including Concussion, and Methods.
○	Inventions relate to, inter alia, breath-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or systemic and/or CNS injury, disease or disorder with such devices.
○	An exemplary issued U.S. patent expiration - 10/19/2042.

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

ONP-002 Induction of Pregnane X Receptor (PXR)

The induction of the human CYP450 enzymes, CYP2B6, and CYP3A4, by ONP-002, as measured by mRNA expression, was tested in human hepatocytes from 3 donors at 3 concentrations: 1 μM, 10 μM and 100 μM. Results reflected that ONP-002, through the known PXR-mechanism, produced a modest induction of CYP3A4, up to 17% of the positive control, and a greater induction of CYP2B6, of up to 59% of the positive control, both at a concentration of 100 μM. Past data reflected that ONP-001 (entProgesterone) and Progesterone induce the PXR receptor. Receptor binding studies have been performed showing ONP-002 does not activate the classical Progesterone Receptor.

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

Pharmacokinetics and Safety of IN ONP-002 in Dogs

This pivotal GLP 14-day study used repeat dosing of ONP-002, 3X a day, approximately 4 hours apart, for 14 consecutive days at concentrations of 0, 3, 10 or 23 mg/mL at a volume of 1ml/nostril to beagle dogs (both nostrils had drug administered). The IN treatment was given as a liquid solution using a micro atomizer using 22.5% HPβCD as the vehicle. IN ONP-002 dosing revealed that ONP-002 was well tolerated up to the highest dose of 23mg/ml or 46mg in total per dosing. Clinical observations were limited to increased salivation in dogs which occurred in a dose-dependent manner. There were no effects on body weight, food consumption, ophthalmic parameters, clinical chemistry, hematology, or organ weights at any of the doses tested. Microscopic analysis revealed purulent exudates in the nasal turbinate and evidence of inflammatory infiltrates and fibrin deposition in the lungs. All of these events were classified as mild, reversed during the recovery period, and did not appear to show any dose dependency. Similar findings were evident in vehicle control treated dogs indicating the findings were vehicle related. The highest dose of 23mg/ml was thus determined to be the no-observed adverse-effect level (NOAEL), which is equivalent to a ONP-002 dose of 1.5mg/kg and 2.3mg/kg in male and female dogs, respectively. Testing shows the dose-dependent increase in plasma exposure of ONP-002 in male and female dogs following IN administration. Plasma exposure levels were similar in males and females and there did not appear to be any evidence of drug accumulation following multiple doses.

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

After a delay due to a large hospital merger in Australia that included our lead site, we anticipate launching our Phase 2a clinical trials in Australia in the first quarter of 2026. Phase 2a clinical trials are focused on feasibility metrics and we anticipate that this data will be important in our clinical trial design and strategy for future U.S. based clinical trials.

We anticipate preparing for Phase 2b clinical trials to further evaluate ONP-002’s safety and efficacy. Based on the Phase I data, we plan to apply for an Investigational New Drug application (IND) with the FDA and conduct a Phase 2b trial in the U.S. Additional non-clinical studies are planned for 2026 as part of our IND submission strategy.

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

Market Opportunity

We are currently focused on applying intranasal drug delivery to the development of therapies for neurological conditions, including mild traumatic brain injury (“mTBI” or concussion). We believe the treatment of concussion represents a significant unmet medical need, as there are currently no FDA-approved pharmacological therapies specifically indicated for the treatment of concussion.

We believe intranasal delivery may offer certain advantages compared to systemic administration, including non-invasive administration and the potential for more rapid central nervous system exposure. Systemic administration can present challenges in achieving efficient delivery of certain therapies to the central nervous system, which we believe present an opportunity for intranasal drug delivery approaches.

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

Satisfaction of FDA pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

The required testing, data collection, analysis and compilation of an IND and a BLA or NDA are labor intensive and costly and may take a great deal of time. Tests may have to be redone, or new tests performed in order to comply with FDA requirements. It can take considerable time (e.g., 5-10 years) and resources to achieve enrollment sufficient to commence such trials and complete Phase 2 or 3 clinical trials. Moreover, there is no guarantee a product will be approved.

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

Expedited Development and Review Programs

Under the FDA Modernization Act of 1997, designation as a Fast-Track product or a breakthrough therapy for a new drug or biological product means that the FDA will take such actions as are appropriate to The FDA has the authority to facilitate and expedite the development and review of a drug through various programs, such as fast track designation, breakthrough therapy designation and priority review designation. Each program may be utilized by the FDA in the context of particular circumstances. For example, fast track designation would generally be used to facilitate the development and review of a drug that addresses an unmet medical need. Breakthrough therapy designation applies similarly in cases where a drug demonstrates substantial improvement over existing and available therapies. Priority review designation suggests the FDA will act on an application within six months of filing.

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

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b) (2), or 505(b)(2), NDA, which enables the applicant to rely, in part, on studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use, such as the FDA’s findings of safety and/or effectiveness for a similar previously approved product, or published literature, in support of its application.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects’ entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

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

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of products to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

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

Periods of Authorization and Renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

Regulatory Requirements After Marketing Authorization has been Obtained

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

A six-month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed pediatric investigation plan, the authorized product information includes information on the results of the studies, and the product is authorized in all member states of the European Union.

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

Public and private health care payers control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payers also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. Payers may require physicians to seek approval from them before a product will be reimbursed or covered, commonly referred to as prior authorization. In particular, many public and private health care payers limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare Part D coverage for oncology drugs, the Medicare Modernization Act, with certain exceptions, provides for Medicare coverage of unapproved uses of an FDA-approved drug if the unapproved use is reasonable and necessary and is supported by one or more citations in CMS-approved compendia, such as the National Comprehensive Cancer Network Drugs and Biologics Compendium. Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on health care costs in general, and prescription drugs in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the actions of the National Institute for Clinical Excellence in the U.K., which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Competition

Our industry is subject to rapid and intense technological change. Competition is intense among manufacturers of nutritional, non-prescription, and prescription pharmaceuticals. We face, and will continue to face, competition from nutraceutical, pharmaceutical, biopharmaceutical, medical device and biotechnology companies developing similar products and technologies both in the United States and abroad, as well as numerous academic and research institutions, governmental agencies and private organizations engaged in drug funding or research and discovery activities both in the United States and abroad. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research and clinical development of technologies and products similar to ours. We also face competition from entities and healthcare providers using more traditional methods. We believe there are a substantial number of products under development by numerous nutraceuticals, pharmaceutical, biopharmaceutical, medical device and biotechnology companies, and it is likely that other competitors will emerge.

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

Our Intellectual Property

Our success will depend in part on our ability to obtain and maintain patents and other proprietary protection for our technology, inventions, improvements, and know-how related to the business; to defend and enforce proprietary rights, including any patents that we may own or have rights to in the future; to preserve the confidentiality of our trade secrets and other intellectual property; to obtain and maintain licenses to use intellectual property owned by third parties; and to operate without infringing valid and enforceable patents and other proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, exporting, and/or importing our products and methods may depend on the extent to which we have rights under valid and enforceable patents and/or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed in the future, nor can we be sure that any of our existing patents or any patents that may be granted in the future will be commercially useful in protecting our commercial products and methods of using and/or manufacturing the same, or will be held invalid, unenforceable or not infringed.

Patents

We attempt to protect our technology, innovations, and products through patents, patent applications, and trade secrets and know-how. As part of the December 2023 acquisition of ONP-002 and related intellectual property, we acquired rights to numerous patent properties for ONP-002 which have been filed and/or issued and a right to multiple patent applications that have been filed worldwide on the novel Breadth-Powered Nasal Delivery Devices and Uses Thereof.

Patent applications that concern ONP-002 and the nasal delivery device have been filed as follows:

●	New chemical entity patent filings concerning the C-20 steroid compounds haves been filed with the USPTO and are pending in the U.S. To date, national patents in 9 different countries have been granted, including European countries and Canada and Philippines. A bundle of patents under the European Patent Convention have also been granted, namely, France, Germany, Ireland, Italy, Spain, Switzerland and UK.

○	C-20 steroid compounds, composition and uses thereof to treat traumatic brain injury (TBI), including concussion.
○	Inventions relate to, inter alia, ONP-002 compositions, methods of use to treat and/or, minimize traumatic brain injury (TBI), including severe TBI, moderate TBI, and mild TBI, including concussions, methods of manufacture and/or synthesis, products by process, and intermediates.
○	An issued U.S. patent expiration with 5-year maximum patent term extension - 9/17/2040.
○	An issued U.S. patent expiration without patent term extension - 9/17/2035.

●	Multiple nasal delivery device patent applications concerning the Breath-Powered Nasal Devices and Uses Thereof haves been filed in the U.S. with the USPTO as utility patent applications. In addition, multiple nationalized patent applications drawn to the Breath-Powered Nasal Devices and Uses Thereof have been filed in over 60 countries.

○	Breath-Powered Nasal Devices and Uses Thereof for, inter alia, treatment of TBI, Including Concussion, and Methods.
○	Inventions relate to, inter alia, breath-powered nasal devices, single-directional breath-powered nasal devices for providing dual airflow for propelling a drug substance into a nasal cavity for targeted delivery to the olfactory region in high drug substance concentration for rapid diffusion into the brain for the treatment of local or systemic and/or central nervous system (“CNS”) injury, disease or disorder, and methods of treating local or systemic and/or CNS injury, disease or disorder with such devices.
○	An exemplary issued U.S. patent expiration - 10/19/2042.

The effect of issued patents is that they provide patent protection for the claims covered by the patents. While the expiration of a product or method patent may result in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from later-granted patents on, for example, (i) processes, (ii) methods, (iii) uses, (iv) dosage strengths, (v) dosage forms, (vi) compositions, (vii) formulations, (viii) treatment regimens, (ix) pharmacokinetic properties, (x) safety properties, (xi) stability properties, (xii) improvements, (xiii) nasal devices in combination with pharmaceuticals, and (xiv) intermediates related to the most economical method of manufacture of the active ingredients of such product in the United States and certain other countries. Market exclusivities may also be available under relevant regulatory law in the United States and certain other countries that can provide regulatory exclusivities in addition to patent protection. The effect of patent expiration on products or product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product, the ability to establish bio equivalency, safety and effectiveness of third parties, and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

We believe that the protection of discoveries in connection with our development activities, our proprietary products and information, technologies, processes and know-how and all of our intellectual property are important to our business. There can be no assurance that our patents, and any patents that may be issued, assigned, or licensed to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that any patents issued, assigned, or licensed to us will not be infringed upon or designed around by others or that others may obtain patents that we would require us to license or design around. If existing or future patents held by third parties and containing broad claims that cover our technology that may infringe, and if such patents were upheld by a court or other authority of competent jurisdiction as valid and infringed, the holders of such patents could require us to obtain licenses to use such technology or require us to cease from using such infringing technology until their infringed patents expire.

Trademarks

Our trademarks are important to our business. We currently use the following unregistered trademarks: SMaRT Replacement Therapy™, MU1140™, and LPT3-04™. In November 2025, the USPTO issued a Notice of Allowance in connection with our application for registration of the mark of ORAGENICS™ for therapeutic products, namely, anti-infectives and vaccine products in the nature of antibiotics for medical or veterinary use and vaccines for medical or veterinary use. Registration of the mark of ORAGENICS™ is pending, subject to our filing of a Statement of Use and the subsequent acceptance thereof by the USPTO. Also pending in different classes in the USPTO is our mark ORAGENICS™ for therapeutic goods, namely, neurotherapeutic products, for medical, pharmaceutical, or veterinary use, namely, neurosteroid compounds and preparations; Therapeutic goods, namely, neurotherapeutic products, for medical, pharmaceutical, or veterinary use, namely, nasal devices for medical or pharmaceutical use, namely, nasal devices for delivering drug compounds to the nasal cavity, sold filled with neurosteroid compounds and preparations; and therapeutic goods, namely, neurotherapeutic products, for medical, pharmaceutical, or veterinary use, namely, nasal devices for medical or pharmaceutical use, namely, nasal devices for delivering drug compounds to the nasal cavity, sold empty. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

Human Capital

Employees

As of December 31, 2025, we had three full-time and part-time employees. We believe our relations with our employees are good. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreement.

Consultants

We have consulting agreements with a number of scientists, clinicians, and regulatory experts who support our research and development and regulatory activities. These consultants provide expertise in areas including neurology, clinical development, manufacturing, and regulatory affairs.

We retain consultants pursuant to written consulting agreements under which we pay consulting fees and reimburse out-of-pocket expenses incurred in performing services for us. In addition, certain consultants have been granted options to purchase shares of our common stock pursuant to separate equity award agreements, subject to applicable vesting requirements. Our consultants may be employed by other entities or provide services to other companies and, as a result, may have commitments that could limit their availability to us.

Corporate Information

We were incorporated in November 1996 and commenced operations in 1999. We consummated our initial public offering in June 2003. Our Corporate office is located at 9015 Town Center Parkway, Suite 143, Lakewood Ranch, Florida 34202.

Available Information

Our website is www.oragenics.com. On our website we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). The information contained on our website or connected thereto is not a part of, or incorporated into, this annual report on Form 10-K.

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

Risk Factor Summary

The summary below of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the summary risks below do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

●	We have incurred significant losses since our inception, have limited financial resources, do not generate any revenues and will need to raise additional capital in the future.

●	We may not be able to secure additional funding and will not be able to develop our product candidates or operate our business if we are unable to secure additional funding.

●	Our independent registered public accounting firm has included an explanatory paragraph in its audit report expressing substantial doubt about our ability to continue as a going concern, and although recent financing activities have improved our liquidity position, we will require additional capital to fund operations beyond our current planning horizon.

●	Although we have regained compliance with the continued listing standards of the NYSE American, we may not be able to maintain compliance in the future and our common stock could be delisted.

●	We have limited neurology-specific research, development, manufacturing, testing, regulatory, commercialization, sales, distribution, and marketing experience, and we may need to invest significant financial and management resources to establish these capabilities.

●	None of our product candidates have been approved for sale and if we are unable to successfully develop our product candidates, we may not be able to continue as a going concern.

●	Our product candidates, if approved, will face significant competition; many of our competitors have significantly greater resources and experience.

●	Our ONP-002 concussion candidate may face competition from biosimilars approved through an abbreviated regulatory pathway.

●	The market opportunities for our neurology product candidates may be smaller than we believe them to be, and we cannot assure you that the market and consumers will accept our products or product candidates.

●	If our manufacturers and suppliers fail to meet our requirements and the requirements of regulatory authorities, our research and development may be materially adversely affected.

●	We rely on the significant experience and specialized expertise of our senior management and scientific team and the loss of any of our key personnel or our inability to successfully hire their successors could harm our business.

●	If any of our product candidates are shown to be ineffective or harmful in humans, we will be unable to generate revenues from these product candidates.

●	We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

●	Our concussion and neurology related research and development efforts are to a large extent dependent upon our intellectual property and biologicals materials licenses.

●	We may not be able to protect our intellectual property and if we are unable to protect our trademarks or other intellectual property from infringement, our business prospects may be harmed.

●	We may be subject to claims challenging the inventorship of our patents and other intellectual property rights.

●	If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

●	Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely on could compromise our information and expose us to liability, reputational damage, or other costs.

●	Our product candidates are subject to substantial government regulation.

●	Clinical trials conducted outside of the United States, present additional risks.

●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements.

●	Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays.

●	Any product candidates that we commercialize will be subject to ongoing and continued regulatory review and we may also be subject to healthcare laws, regulation and enforcement.

●	Our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●	Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of health care payers, physician and patient adoption and use necessary for commercial success.

●	The issuance of additional equity securities by us in the future will result in dilution and the conversion of our outstanding preferred stock will result in significant dilution.

●	Certain provisions of our articles of incorporation, bylaws, executive employment agreements and stock option plan may prevent a change of control of our company that a shareholder may consider favorable.

●	The price and volume of our common stock has been volatile and fluctuates substantially.

●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to experience losses for the foreseeable future and may not be able to continue as a going concern.

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of $9.9 million and $10.6 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, our accumulated deficit was approximately $226 million. We have devoted, and expect to continue to devote, a significant portion of our financial resources to research and development activities, including nonclinical development and planned clinical trials related to ONP-002.

Although we completed a financing transaction in July 2025 that improved our liquidity position, we expect to continue to incur substantial operating losses and negative cash flows for the foreseeable future as we advance the development of ONP-002, including anticipated Phase 2 clinical activities. Based on our lack of revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of December 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the third quarter of 2026, depending on the timing and scope of our development activities and other strategic decisions. These factors raise substantial doubt regarding our ability to continue as a going concern.

As a result of the numerous risks and uncertainties associated with product development, clinical trials, regulatory approval, and commercialization, we are unable to predict the timing or amount of future expenses or whether, or when, we will be able to generate revenues sufficient to achieve or sustain profitability. If we are unable to raise additional capital on acceptable terms, or at all, we may be required to delay, reduce, or eliminate development programs or otherwise curtail operations, which raises substantial double about our ability to continue as a going concern.

We will require additional capital to complete the development of ONP-002 and to operate our business, and we may not be able to obtain such capital on acceptable terms, or at all.

The development and potential commercialization of biopharmaceutical products is capital intensive and subject to significant uncertainty. Although we completed a financing transaction in July 2025 that improved our liquidity position, we do not expect to generate revenues sufficient to fund our operations for the foreseeable future. As a result, we will need to obtain additional capital to continue nonclinical and clinical development activities for ONP-002, including planned Phase 2 clinical trials, manufacturing activities, regulatory interactions, and general corporate operations.

Our future capital requirements will depend on numerous factors, including the scope and timing of clinical development activities, regulatory requirements, manufacturing activities, and general corporate expenses. We may seek additional funding through equity offerings, debt financing, grants, collaborations, and licensing arrangements, or other strategic transactions. Such financing may not be available on acceptable terms, or at all, and may result in dilution to existing stockholders or impose restrictive covenants on our operations. Additionally, as discussed below, our Series H Preferred Stock contains anti-dilution provisions that will result in further dilution to existing shareholders if we issue securities for less than the Conversion Price of our Series H Preferred Stock, which in turn may make it more difficult for us to raise capital.

If we are unable to obtain additional capital when required, we may be forced to delay, reduce, or eliminate development programs, curtail operations, or take other actions that could materially adversely affect our business, financial condition, and prospects.

There is substantial doubt regarding our ability to continue as a going concern, absent additional capital beyond our current operating horizon.

We have incurred operating losses, have an accumulated deficit, and have historically generated negative cash flows from operations. These conditions initially raised substantial doubt regarding our ability to continue as a going concern.

In July 2025, we completed a financing transaction that improved our liquidity position. Based on our lack of revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of December 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the third quarter of 2026, depending on the timing and scope of our development activities and other strategic decisions. Our ability to continue as a going concern beyond that period is dependent on our ability to raise additional capital.

Our independent registered public accounting firm included an explanatory paragraph in its audit report for the year ended December 31, 2025, related to these conditions. Our consolidated financial statements do not include any adjustments that might result if we were unable to continue as a going concern.

The Certificate of Designation for our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) contains anti-dilution provisions that may result in the reduction of the Conversion Price for the Series H Preferred Stock in the future. This feature may result in an indeterminate number of shares of Common Stock being issued upon conversion.

The Certificate of Designation for our Series H Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the current $2.50 Conversion Price on any unconverted Series H Preferred Stock to the price of future issuances by us (subject to certain exclusions). If in the future we issue securities for less than the Conversion Price of our Series H Preferred Stock, we will be required to reduce the relevant Conversion Price of any unconverted Series H Preferred Stock, which will result in a greater number of shares of Common Stock being issuable upon conversion, which in turn will have a greater dilutive effect on our shareholders. In addition, as there is no floor price on the Conversion Price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have sufficient available shares to satisfy the conversion of the Series H Preferred Stock if we enter into a future transaction that results in the reduction of the Conversion Price. If we do not have sufficient available shares for any Series H Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive. The potential for such Conversion Price adjustments may depress the price of our Common Stock regardless of our business performance, and, as a result, we may find it more difficult to raise additional equity capital while our Series H Preferred Stock is outstanding. Effective as of March 14, 2025, as a result of the Company’s issuance of shares of Common Stock to Dawson James in payment of advisory fees pursuant to an Engagement Agreement dated as of March 14, 2025, at a price of $1.00 per share, the Conversion Price of the Series H Preferred Stock was reduced to $1.00.

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

The warrants we issued in connection with the Series H Preferred Stock offering (the “Series H Warrants”) become exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Series H Warrants is $25 per share of Series H Preferred Stock. Upon exercise, a holder will be required to pay us the exercise price per share in cash and in exchange will receive shares of our Series H Preferred Stock with a stated value of $25. Such shares of Preferred Stock are convertible into shares of Common Stock at the Conversion Price of $2.50, subject to adjustment pursuant to the terms of the Series H Preferred Stock. The number of shares of Common Stock into which each share of Preferred Stock is convertible into is determined by dividing the Offering Price by the Conversion Price. Thus, if the Conversion Price is $2.50, each share of Series H Preferred Stock, exclusive of dividends, is convertible into approximately 10 shares of Common Stock. If the market price of our Common Stock is below the Conversion Price, the holder of the Warrant may elect not to exercise the Warrant until the market price of our Common Stock increases. However, the market price of our Common Stock may never exceed the Conversion Price prior to the expiration of the Warrants. As a result, the holders of our Warrants may elect not to ever exercise their Warrants. We will not receive any additional proceeds in connection with unexercised Warrants, which likely will result in our needing to raise additional capital sooner than if some or all of the Warrants are exercised, of which there can be no assurances. Any Warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the Warrant holder.

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

Our revenue and income potential with regard to the Neurology Assets, in particular the concussion asset, are unproven, and we continue to develop our strategy for such assets. Our anticipated business model is based on a variety of assumptions based on a growing trend in the healthcare systems in the United States and many other countries. These assumptions may not reflect the business and market conditions we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable. The product candidate ONP-002 (the concussion asset) being developed is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-002 will be approved for commercial use. The product candidate ONP001 (the potential treatment for Niemann Pick Disease Type C) is in its early stages and will require extensive testing and clinical trials before it is commercialized. There is no guarantee that ONP-001 will be approved for commercial use. Further, we own 50% of the rights to this product candidate, with the other 50% owner by a third party. We anticipate this product candidate will be developed through a joint venture with a third party. However, the joint venture with that third party has not been finalized. If we fail to obtain marketing authorization for these product candidates, our business, financial condition, and results of operations will be materially adversely affected.

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

The product candidates included in the Neurology Assets are still in development and we have not obtained authorization from any regulatory agency to commercially distribute such products in any country, and we may never obtain such authorizations.

We currently have no products authorized for commercial distribution in either the United States, Europe or any other country. All of our product candidates require regulatory clearance or approval. We cannot begin marketing and selling product candidates until we obtain applicable authorizations from the applicable regulatory agencies. The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product candidate. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

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

Only a small fraction of biotechnology development programs ultimately results in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a nasally administered vaccine. Additionally, our ability to develop an effective concussion drug will depend on our ability to work on an accelerated timeline, with uncertain access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced development companies. Even if a market exists, our concussion drug product candidate could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our concussion drug product candidate, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially successful concussion product will materially harm our business.

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

The third-party vendors upon whom we rely for the supply of ONP-002 are our sole source of supply, and the loss of these suppliers could significantly harm our business.

We do not manufacture or have the capacity to manufacture any of our drug candidates and have two manufacturers as our current partners in the development of synthetic chemistry and manufacturing of the ONP-002. Our ability to successfully develop our ONP-002 product candidates, and to ultimately supply our commercial products in sufficient quantities to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for our product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing.

Moreover, if there is a disruption to our third-party manufacturers or suppliers’ relevant operations the supply of ONP-002 and its components will be delayed until such manufacturer or supplier restores the affected facilities, or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our pre-clinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

Establishing additional or replacement suppliers for drug products and drug substances used in our product candidates, if required, may not be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure replacement suppliers or do so on commercially reasonable terms, which could have a material adverse impact upon our business. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the drug product and drug substance used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug product and drug substance from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Certain raw materials required in the manufacture and the formulation of our product candidates are derived from biological sources. Such raw materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging and often limited to single-source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. If we or our manufacturers are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms in a timely manner, at sufficient quality levels, or in adequate quantities, if at all, our ability to produce sufficient quantities of our products for clinical or commercial requirements would be negatively impacted. A material shortage, contamination, recall or restriction on the use of certain biologically derived substances or any raw material used in the manufacture of our products could adversely impact or disrupt manufacturing, which would impair our ability to generate revenues from the sale of such product candidates, if approved or cleared.

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

If we are unable to successfully develop our product candidates, our operating results and competitive position could be harmed. Research and development involve a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our product candidates. The further development and ultimate commercialization of our Neurology Assets, as well as our other product candidates, are keys to our strategy.

A key element of our business strategy is to discover, develop, validate, and commercialize a treatment product candidate for mTBI, which we aim to market globally to both public and private payers. We cannot assure you that we will be able to successfully complete development of or commercialize any or all of our planned future product candidates, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

●	Our recent entry into the neurology research and development industry;
●	Failure of future tests at the research or development stages;
●	Lack of clinical validation data to support effectiveness;
●	Delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
●	Regulatory delays at the FDA or from other independent oversight authorities, particularly in light of the demands placed on public health resources during and following the COVID-19 pandemic;
●	Failure to obtain or maintain necessary certifications, licenses, clearances, or approvals to market or perform the test, or
●	Lack of commercial acceptance by the healthcare marketplace.

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

We have not manufactured a concussion treatment to date, but if we were to do so, the economic value of such treatment to us could be limited by such government action or inaction. Various government entities, including the U.S. government, offer, but may not continue to offer, incentives, grants and contracts to encourage the research and development of new drug technologies, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our concussion treatment product candidate.

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

Biotechnology and pharmaceutical industries are subject to intense competition and rapid and significant technological change. We have many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial and technical resources, experience and expertise in:

●	Research and development;
●	Pre-clinical testing;
●	Designing and implementing clinical trials;
●	Regulatory processes and approvals;
●	Production and manufacturing; and
●	Sales and marketing of approved products.

Principal competitive factors in our industry include:

●	The quality and breadth of an organization’s technology;
●	Management of the organization and the execution of the organization’s strategy;
●	The skill and expertise of the organization’s employees and its ability to recruit and retain skilled and experienced employees;
●	An organization’s intellectual property portfolio;
●	The range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and
●	The availability of substantial capital resources to fund discovery, development and commercialization activities.

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

In order to effectively compete, we will have to make substantial investments in development, testing, manufacturing and sales and marketing or partner with one or more established companies. We may not be successful in gaining any market share. Our technologies and neurology product candidates also may be rendered obsolete or noncompetitive as a result of products introduced by our competitors to the marketplace more rapidly and at a lower cost.

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

As we continue our development of product candidates, we intend to either license these product candidates to, or partner with, one or more major pharmaceutical companies at the earliest possible time in their product development. If we do so, we intend for these licensees or partners to pay the costs associated with any remaining development work, regulatory submissions, clinical trials and the manufacturing and marketing of our product candidates. If we are unable to license our product candidates or otherwise partner with third parties, we will have to fund the costs of our clinical trials ourselves or we will be unable to extract any value from these technologies. We may also have to establish our own manufacturing facilities and find our own distribution channels. This would greatly increase our future capital requirements, and we cannot assure you that we will be able to obtain the necessary financing to pay these costs. If we are unable to cover the associated costs or we cannot obtain financing on acceptable terms or at all, our business, financial condition and results of operations will be materially adversely affected.

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether or not to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner’s business strategy may adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner may be able to terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing our product candidates would be materially and adversely affected.

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

Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial and research personnel in all areas within our organization. We plan to continue to execute our business strategy and expect to hire additional personnel to support our product development efforts. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we compete for key personnel with other more established biotechnology companies, as well as universities and research institutions. It is often difficult to hire and retain these people, and we may be unable to replace key people if they leave, in addition it may not be possible to fill new positions requiring key people with appropriate experience. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly.

We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

We expect to continue pursuing strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions. We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims, and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. We also periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	Withdrawal of clinical trial participants;
●	Termination of clinical trial sites or entire programs;
●	The inability to commercialize our product candidates;
●	Decreased demand for our product candidates;
●	Impairment of our brand and/or reputation;
●	Product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
●	Substantial costs of any related litigation or similar disputes;
●	Distraction of management’s attention and other resources from our primary business;
●	Substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or
●	Loss of potential revenue.

Although we may maintain product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability, particularly if any of our product candidates receive regulatory approval. Further, a successful product liability claims or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and harm our business, financial condition, operating results and prospects.

We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters is located in Sarasota, Florida, a hurricane zone. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, and other public health emergencies could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. For example, the recent COVID-19 pandemic may cause significant disruption to our business operations, the operations of our third-party contractors and suppliers and the operations of our clinical trials, including as a result of significant restrictions or bans on travel into and within the geographic areas in which our manufacturers produce our product candidates or where we conduct our clinical trials. A public health emergency could also affect the operations of the FDA and other regulatory or public health authorities, resulting in delays to meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. Such disruption could impede, delay, limit or prevent our employees and third-party contractors from beginning or continuing research and development or clinical trial-related activities, which may impede, delay, limit or prevent initiation or completion of our ongoing clinical trials and pre-clinical research and ultimately lead to the delay or denial of regulatory approval of our product candidates, which could seriously harm our operations and financial condition.

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

As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of approximately $164,834,118 and $138,451,933, respectively.

Federal and Florida tax net operating loss carryforwards generated prior to December 31, 2017, will expire through 2038 and are not subject to taxable income limitations. Federal and Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but may be subject to 80% deduction limitation based upon pre-NOL deduction taxable income pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company also has federal research and development tax credit carryforwards of $3,959,813, of which are included as an uncertain tax position. The federal tax credit carryforward will expire beginning in 2022 and continuing through 2044 unless utilized.

Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-ownership change net operating loss carryforwards (“NOLs”) and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income and taxes may be limited. In general, an ownership change will occur when the percentage of the corporation’s ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). Similar rules may apply under state tax laws. An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. We have experienced significant equity issuances in recent years, and future transactions in our stock could result in one or more ownership change. In the event that it is determined that we have in the past experienced an ownership change as a result of transactions in our stock, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any limitations on the ability to use our net operating loss carryforwards and other tax assets could harm our business.

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

Under the License Agreements we must use reasonable commercial efforts to bring to market a vaccine product candidate covered by our licenses, which means we must adhere to an existing commercial development plan and existing performance benchmarks. Additionally, we are obliged to pay to the licensor’s certain minimum annual royalties, certain benchmark-related royalties and royalties based upon a share of any net sales of our vaccine product candidate, following regulatory approval and the first commercial sale. Additionally, among other obligations, we must provide regular written reports to the licensors on the development status of our vaccine product candidate and pay for our pro rata share of the NIH’s patent prosecution-related expenses and fees. Moreover, we must use reasonable commercial efforts to develop, manufacture, and commercialize the vaccine product candidate, to manufacture the vaccine product candidate substantially within the United States and or Canada and provide the United States and Canadian public with reasonable access to the vaccine, if approved for commercialization by the FDA and Canadian regulatory agencies.

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

The United States has recently enacted and is currently implemented wide-ranging patent reform legislation. Further, recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. Moreover, patent law and protection in foreign countries, particularly developing countries, may be insufficient or otherwise unclear in its efficacy to protect our intellectual property. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the scope and value of patents, once obtained.

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has developed regulations and procedures to govern the administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact(s) the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. One important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party who files a patent application with the USPTO after such date but prior to us may therefore be awarded a patent covering an invention of ours even if we were the first to invent. This “first-inventor-to-file” system will require us both to remain cognizant, going forward, of the timing between invention and filing of a patent application.

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

We have applied for trademark protection for trademarks in the United States and Canada. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks or other intellectual property rights could harm our reputation or commercial interests. Moreover, our License Agreements do not commit to defend any declaratory judgment action alleging the invalidity of any of the licensed patent rights covered by the license, nor does the NIAID commit to commence legal actions against third parties alleged to infringe upon those licensed patent rights. Our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we either do not have patent protection or have insufficient patent protection to guard against such infringement. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals. In such instances, we may be unable to enjoin or otherwise prevent infringement of our patents or marketing of competing products in violation of our proprietary rights, generally. Proceedings to enforce our patent rights in foreign jurisdictions could (i) result in substantial costs and divert our efforts and attention from other aspects of our business, (ii) put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and (iii) provoke third parties to assert claims against us. We may not prevail in any lawsuits in such countries that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties or even permit third parties to produce or use our patented products or processes without our consent as the patent owner. The application of compulsory licensing varies greatly between countries and enforcement is in accordance with each country’s licensing laws in which a patent is granted. In those countries, we may be unable to seek adequate remedies to address infringement and/or material diminishment of the value of our patents, which could limit our potential revenue opportunities in such jurisdictions. Accordingly, our efforts to establish or enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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

In addition, our product candidates or proprietary technologies may infringe patents owned and/or filed by third parties, or third parties may allege such infringement. Because (i) some patent applications in the United States may be maintained in secrecy until the patents are issued, (ii) patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and (iii) publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our own and in licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention but only for older patent applications filed before March 16, 2023 (pre-AIA), or in a derivation proceeding to determine ownership of invention for patent applications filed on or after March 16, 2023. The Leahy-Smith America Invents Act (AIA) replaced interference practice with derivation proceedings.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including initiation of a patent infringement litigation by us in response to a Paragraph IV notice under the Hatch-Waxman Act. Such lawsuits can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are later invalidated or we are successful in a Paragraph IV litigation. In the event that a court decides we are determined to be infringing the third party’s patents, such court may order us to cease the activities covered by those infringed patents. In addition, there is a risk that a court could order us to pay for such third-party damages for having violated their patents.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses or other agreements on acceptable terms.

In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference (but only for older patent applications filed before March 16, 2023 (pre-AIA)), derivation, reexamination or other post-grant proceedings declared or granted by the USPTO, and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claims that we infringe its intellectual property rights, we may face several issues, including:

●	Infringement and other intellectual property claim which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	Substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay up to treble damages. In addition, the court may award attorneys’ fees to the third party if the court deems the case to be “exceptional” under 35 U.S.C § 285;
●	A court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do in the United States;
●	If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies, and
●	Redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditure and time.

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

Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we may have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and/or we may have entered or may enter into cost-sharing agreements with some of our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than our technology alone would otherwise suggest.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

Competitors may infringe upon our intellectual property, including our patent applications or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use, such as filing a Paragraph IV litigation against one or more generic companies to prevent premature genericization of our FDA approved drug product(s). Such proceedings and/or litigation can be expensive – particularly for a company of our size – and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to enjoin the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction are not satisfied. An adverse determination in such a case could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they fail to cover or otherwise protect our product candidates. Moreover, such adverse determinations could subject our patent applications to the risk that they will not issue, or issue with limited and potentially inadequate scope to cover our product candidates.

Interference, derivation, or other proceedings brought at the USPTO may be necessary to determine the priority, ownership, or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that we may, intentionally or incidentally, disclose some of our confidential results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results or other results discussed herein throughout to be negative, the market price for our common stock could be significantly harmed.

If our intellectual property rights do not adequately protect our products or product candidates, or if third parties claim we are infringing their intellectual property rights, others could compete against us more directly or we could be subject to significant litigation. Such results could prevent us from marketing our products or product candidates and hurt our profitability.

Our product candidates are protected by patents and patent applications. Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, patent applications filed by us, licensors, or potential partners may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar product candidates. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

In addition to patents and trademarks, we rely on trade secrets and proprietary know-how. We seek to take necessary steps to protect these rights, in part, through confidentiality and proprietary information agreements and internal policies. These agreements and policies may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use, misappropriation, or unauthorized disclosure of confidential and proprietary information. Failure of these efforts to protect our proprietary rights could seriously impair our competitive position.

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

Despite the implementation of security measures, our internal computer systems, and those of our manufacturers and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, unauthorized access, natural disasters, fire, explosions or large-scale accidents, power outages or surges, terrorism, successful breaches, employee malfeasance, or human or technological error, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and the further development of our product candidates could be delayed.

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

We cannot assure you that clinical trials will demonstrate the safety or effectiveness of any of our product candidates or will otherwise satisfy regulatory requirements. Our non-clinical studies or clinical trials may produce negative or inconclusive results, there may be inconsistencies between early clinical trial results and results obtained in later clinical trials, and we may decide, or regulators may require us to conduct additional non-clinical studies or clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products. If we are unable to resolve the FDA’s concerns, we will not be able to obtain regulatory approval for these product candidates.

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

The regulations, policies or guidance of the FDA and other applicable government agencies may change, and new or additional statutes or government regulations may prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product candidates, which would materially and adversely affect our ability to generate revenue and achieve or maintain profitability.

Our product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

●	Regulatory authorities may withdraw their approval of the product;
●	Regulatory authorities may require a recall of the product, or we may voluntarily recall a product;
●	Regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;
●	We may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a risk evaluation and mitigation strategy, or REMS;
●	We may be subject to limitations as to how we promote the product;
●	We may be required to change the way the product is administered or modify the product in some other way;
●	The FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
●	Sales of the product may decrease significantly;
●	We could be sued and held liable for harm caused to patients; and
●	Our brand and reputation may suffer.

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

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Our Common Stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. Although the Company is currently in compliance with NYSE continued listing requirements there can be no assurances that the Company will be able to maintain compliance with current or proposed new NYSE continued listing requirements. If the Common Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.

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

The conversion of our Series F and Series H Preferred Stock, and the exercise of currently outstanding warrants could result in significant dilution to the holders of our common stock.

The conversion of our Series F and Series H Preferred stock, and the exercise of currently outstanding warrants, could result in significant dilution to the holders of our common stock. Holders of our Series F Preferred Stock and Series H Preferred Stock have the right to convert their shares into shares of our common stock in accordance with the applicable certificates of designation. As of December 31, 2025, we had 7,488,692 shares of Series F Preferred Stock outstanding. Following the 1-for-30 reverse stock split effected on June 3, 2025, the conversion terms of the Series F Preferred Stock was proportionally adjusted. As a result, the Series F Preferred Stock is convertible into an aggregate of approximately 249,624 shares of our common stock on a split-adjusted basis. As of December 31, 2025, we had 429,291 shares of Series H Preferred Stock outstanding, which are convertible into 6,224,720 shares of common stock on a one-to-fourteen and a half basis rounded up to the nearest one basis. In addition, as of December 31, 2025, we had outstanding warrants primarily issued in connection with our July 2025 financing transaction, which was exercisable to purchase 660,000 shares of Series H Preferred Stock with rights to convert their shares into an aggregate of approximately 9,570,000 of our common stock.

The conversion of our outstanding preferred stock and the exercise of these warrants would increase the number of shares of our common stock outstanding and could result in a significant dilution to existing common shareholders. Such issuances could adversely affect the market price of our common stock and impair our ability to raise additional capital through future equity financings.

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

The trading price of our common stock has historically been, and we expect it to continue to be, volatile. The price at which our common stock trades depend upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. The closing price of our common stock as reported on the NYSE American had a high price of $12.30 and a low price of $0.75 in the 52-week period ended December 31, 2025. Furthermore, our stock traded within a range of a high volume of 15,488,500 and a low volume of 2,127 per share for the period of January 1, 2025, through December 31, 2025. As a result of this volatility, our stockholders could incur substantial losses. Factors that impact our trading price include:

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

ITEM 2. PROPERTIES.

We lease office space located at 9015 Town Center Parkway, Suite 143, Lakewood Ranch, Florida, which serves as our principal executive offices. We believe that our current facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NYSE American under the ticker symbol OGEN. The last price of our common stock as reported on the NYSE American on March 13, 2026, was $0.88 per share and there were approximately 40 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name such as banks and brokerage firms.

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

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2025.

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

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1 clinical trial	Phase 2a clinical trial	US based clinical trial	Phase 3 clinical trial
Complete	Complete	Q1 2026 Start	Estimated Q1 2027 start	Estimated Q1 2028 start

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

Recent Funding

Stock Sale

In February 2025, we sold 258,849 shares pursuant to our ATM Agreement with Dawson James for net proceeds of $2.6 million. See Note 7 of Notes to Consolidated Financial Statements.

On July 2, 2025, we completed a public offering of 660,000 shares of Series H Convertible Preferred Stock and 660,000 common stock warrants to purchase additional shares of Series H Convertible Preferred Stock, resulting in net proceeds of approximately $15 million. See Note 7 of Notes to Consolidated Financial Statements.

Promissory Note

In March 2025, we issued a $3.0 million promissory note at a 17% original issue discount. After expenses, we received net proceeds of $2.2 million.

On July 2, 2025, the Company repaid in full the $3.0 million promissory note. The repayment was made using a portion of the net proceeds from the Company’s July 2, 2025, public offering of Series H Preferred Shares and warrants. See Note 6 of Notes to Consolidated Financial Statements.

Going Concern

We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of $9.8 million and $10.6 million for the years ended December 31, 2025, and 2024 respectively. As of December 31, 2025, our accumulated deficit was $226.6 million. We expect to continue to incur operating losses and negative cash flows for the foreseeable future as we advance the development of our product candidates.

Our operating plan requires significant expenditures related to research and development activities, including nonclinical studies and planned Phase 2 clinical trials for ONP-002, as well as general and administrative costs necessary to support our operations. In addition, certain of our license agreements require the payment of ongoing and milestone-based royalties, which may further impact our liquidity.

These conditions raised substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements included in this Annual report are issued.

Management’s plans to address these conditions include pursuing additional sources of capital, which may consist of equity or debt financings, strategic collaborations, licensing agreements, or other funding alternatives. However, there can be no assurance that such financing will be available on acceptable terms, or at all.

If we are unable to obtain sufficient additional funding when needed, we may be required to delay, reduce, or eliminate certain research and development programs or curtail operations. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

Future Capital Requirements

Our capital requirements for 2025 and beyond will depend on numerous factors, including the success of our research and development efforts, the progress of our ONP-002 program, and our ability to secure strategic partnerships or licensing arrangements to support our pipeline.

We expect to incur substantial expenditures to further develop our neurology assets, including increased cost related to research, nonclinical testing, clinical trials, regulatory submissions, and the ongoing requirements of being a public company. Subject to our ability to raise additional capital, we plan to continue advancing the ONP-002 toward Phase II clinical trials and further IND-enabling work.

To support these activities, we may seek additional equity and debt financings, as well as strategic alliances, joint ventures, licensing agreements, or other business arrangements that could generate sufficient capital to sustain our operations.

As of December 31, 2025, we had $8.4 million in cash and cash equivalents. We believe this capital will allow us to fund our current operating plan through the third quarter of 2026, depending on the timing and scope of our development activities and other strategic decisions.

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

We do not manufacture or have the capacity to manufacture any of our drug candidates and have one manufacturer as our current partner in the development of synthetic chemistry and manufacturing of the ONP-002. Our ability to successfully develop our ONP-002 product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for our product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing.

We are not certain that our current source suppliers will be able to meet our demand, either because of the nature of our agreement with the suppliers, our limited experience with the suppliers or our relative importance as a customer to the suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

Other Income (Expense)

Other income (expense) consists primarily of income, interest expense, and gains and losses related to foreign currency transactions with vendors. Interest income is earned on our cash and cash equivalents, which are invested in accordance with our investment policy focused on capital preservation. Interest expense consists primarily of interest and related costs associated with our outstanding indebtedness. To a lesser extent, other income (expense) may include certain non-operating items, such as local business taxes.

Income Taxes

At December 31, 2025, the Company has federal and state tax net operating loss carry forwards of $164,834,118 and $138,451,933, respectively.

Federal and Florida tax net operating loss carryforwards generated prior to December 31, 2017, will expire through 2038 and are not subject to taxable income limitations. Federal and Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but may be subject to 80% deduction limitation based upon pre-NOL deduction taxable income pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company also has federal research and development tax credit carryforwards of $3,959,813, of which are included as an uncertain tax position. The federal tax credit carryforward will expire beginning in 2022 and continuing through 2044 unless utilized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that a full valuation allowance is required as of December 31, 2025, and 2024.

The utilization of the Company’s net operating loss carryforwards could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The bill does not materially impact the Company’s 2025 income tax provision.

For the years ended December 31, 2025, and 2024, the Company incurred $0 and $0, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

We define critical accounting estimates as those estimates that require the use of assumptions or judgements that are inherently uncertain and that could have a material impact on our financial condition or results of operations if actual results differ from those estimates.

While our significant accounting policies are described in the notes to the consolidated financial statements, we believe the following accounting estimates involve a higher degree of judgment and complexity and are therefore considered critical to the preparation of our financial statements:

●	Stock-based compensation, which requires the estimation of fair value of equity awards and assumptions related to volatility, expected term, and forfeitures;
●	Income taxes, including the assessment of realizability of deferred tax assets and the establishment of valuation allowances; and
●	Going concern, which requires management to evaluate whether conditions or events raise substantial doubt about our ability to continue as a going concern and to consider management’s plans to address such conditions.

Actual results could differ from management’s estimates, and such differences could be material to our consolidated financial statement. Management evaluates its estimates and assumptions on an ongoing basis and adjusts them when facts and circumstances change.

Stock-Based Compensation

We account for stock-based compensation in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), which require share-based payment transactions with employees and non-employees to be recognized in the financial statements based on the grant-date fair value of the equity awards. The fair value of stock options is typically estimated using the Black-Scholes option-pricing model.

Stock-based compensation expense is recognized over the requisite service period during which the employee or non-employee is required to provide service, unless the award vests immediately. Compensation expense related to stock-based awards is classified within research and development expense or general and administrative expense in the consolidated statements of operations, based on the nature of services provided.

For stock options and other equity awards that include service-based vesting conditions, compensation expense is recognized on a straight-line basis over the vesting period. For performance-based awards that do not include market-based conditions, we recognize compensation expense only when achievement of the applicable performance condition is considered probable. Management uses both quantitative and qualitative factors to assess the probability of achieving such performance conditions.

For awards that include market-based performance conditions, the grant-date fair value is recognized over the derived service period, regardless of whether the market-based condition is ultimately satisfied.

We account for forfeitures of stock-based awards as they occur and record forfeitures as a reduction of stock-based compensation expense.

New Accounting Pronouncements

Income Taxes

In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements by requiring greater disaggregation of information in the effective tax rate reconciliation and disclosures of income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements or elated disclosures.

See Note 2 of Notes to Consolidated Financial Statements for additional information.

Results of Operations

	Year Ended December 31,		Increase	Percentage
	2025	2024	(Decrease)	Change
Research and development	$2,392,658	$4,114,434	$(1,721,776)	(41.85)%
General and administrative	6,969,845	6,444,381	525,464	8.15%
Total operating expenses	9,362,503	10,558,815	(1,196,312)	(11.33)%
Loss from operations	(9,362,503)	(10,558,815)	1,196,312	11.33%

Other income (expense):
Interest income	182,229	45,897	136,332	297.04%
Interest expense	(785,930)	(29,828)	(756,102)	2,534.87%
Foreign currency exchange, net	(13,193)	(25,172)	11,979	(47.59)%
Total other (expenses) income, net	(616,894)	(9,103)	(607,791)	6,676.82%
Loss before income taxes	(9,979,397)	(10,567,918)	588,521	(5.57)%
Income tax benefit	136,910	-	136,910	100.00%
Net loss	$(9,842,487)	$(10,567,918)	$725,431	(6.86)%

Research and Development

Research and development expenses were $2.4 million for the year ended December 31, 2025, compared to $4.1 million for the year ended December 31, 2024, representing a decrease of $1.7 million or 41.8%.

The decrease was primarily attributable to reduced nonclinical and contract research activity compared to 2024, which included higher levels of external development work and program wind-down costs associated with discontinued vaccine and antibiotic programs. During 2025, the Company focused on its research and development efforts on advancing ONP-002, which expenditures primarily related to regulatory preparation, manufacturing readiness, and consulting services. While ONP-002 activities continued during 2025, overall laboratory, formulation, and preclinical spending was lower than the prior year. The Company expects research and development expenses to increase in future periods as clinical trial activities advance, and manufacturing of additional ONP-002 clinical material expands.

General and Administrative

General and administrative expenses were $7 million for the year ended December 31, 2025, compared to $6.4 million for the year ended December 31, 2024, representing an increase of $525,464 or 8.1%.

The increase was primarily attributable to a $616,580 increase in patent expenses, as patent-related costs in 2025 were classified within general and administrative expenses whereas a significant portion of such costs had been recorded within research and development in 2024. Investor relations expense increased by $265,004 due to expanded shareholder engagement and capital market activities. Legal and professional fees increased by $146,279 reflecting higher corporate, regulatory, and financing-related costs. These increases were partially offset by a $443,664 decrease in salaries and benefits due to lower headcount, a $38,206 decrease in board compensation, and a $33,285 decrease in public company expenses. Other expenses decreased by $72,711 primarily due to the reclassification of certain costs to travel expense. Insurance and software expenses increased modestly, while travel expense increased by $61,389 reflecting increased business development and investor-related activity.

Other Income (Expense)

For the year ended December 31, 2025, total other expenses, net was $616,894, compared to total other expenses, net of $9,103 for the year ended December 31, 2024. The increase in net other expenses was primarily attributable to higher interest expense related to the $3.0 million short-term promissory note issued in March 2025, including amortization of debt discount and associated financing costs. This increase was partially offset by higher interest income earned on cash balances during 2025 following capital raises completed during the year.

Interest income increased to $182,229 for the year ended December 31, 2025, compared to $45,897 in 2024, reflecting higher average cash balances and prevailing interest rates. Interest expense increased to $785,930 in 2025 from $29,828 in 2024, primarily due to debt-related costs associated with the March 2025 note, which was repaid in July 2025. Foreign currency exchange losses were $13,193 in 2025 compared to $25,172 in 2024, reflecting normal fluctuations in exchange rates related to vendor activity denominated in foreign currencies.

The Company conducts research and development activities in Australia through its wholly owned subsidiary Oragenics Australia Pty Ltd. Under Australian tax law, the Company is eligible to receive refundable research and development tax incentives. For the year ended December 31, 2025, the Company recorded $274,200 Australian income tax expense related to transfer pricing markup of 6% and $411,110 of refundable Australian R&D tax incentive benefit resulting in a net income tax benefit of $136,910.

Liquidity and Capital Resources

See “Recent Funding” above for our discussion of our July 2025 public offering of Series H Preferred Stock and warrants.

Since our inception, we have funded our operations primarily through the sale of equity securities in public and private offerings, debt financing, and warrants exercises. As of December 31, 2025, we had an accumulated deficit of $226.6 million and have not yet achieved profitability. We incurred a net loss of $9.8 million for the twelve-months ended December 31, 2025, and $10.5 million for the year ended December 31, 2024. We expect to continue incurring significant operating losses as we advance the development of our Neurology Assets, including ONP-002, through regulatory and clinical stages toward potential commercialization.

Based on our lack of revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of December 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the third quarter of 2026, depending on the timing and scope of our development activities and other strategic decisions. These factors raise substantial doubt regarding our ability to continue as a going concern.

The following table sets forth our primary sources and uses of cash:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(9,246,387)	$(8,597,382)
Net cash provided by financing activities	16,781,273	5,978,721
Net increase (decrease) in cash and cash equivalents	$7,534,886	$(2,618,661)

Operating Activities

Cash used in operating activities for the years ended December 31, 2025, and 2024, was $9.2 million and $8.6 million, respectively. In both periods, cash used in operations primarily reflected the Company’s net losses adjusted for non-cash charges and changes in working capital accounts.

For the year ended December 31, 2025, significant non-cash items affecting the operating cash flows included in $771,437 of amortization of debt discount and closing costs associated with the March 2025 short-term promissory note, $642,364 of stock-based compensation expense, $86,617 stock-based compensation recapture adjustment, and $126,140 of common stock issued for services. Changes in operating assets and liabilities also contributed to the net cash outflow, including a $1,007,286 decrease in prepaid expenses and other current assets, $53,082 decrease in interest receivable from a 6-month certificate of deposit, and a $203,144 increase in accounts payable and accrued expenses, primarily reflecting the timing of vendor payments and ongoing ONP-002 program activities.

For the year ended December 31, 2024, non-cash adjustments included $516,049 of stock-based compensation expense. Working capital changes included a $1.5 million increase in prepaid expenses and other current assets and a $119,800 decrease in accounts payable and accrued expenses.

The increase in operating cash used year-over-year primarily reflects higher working capital utilization and debt-related non-cash charges in 2025, partially offset by lower overall expenses compared to 2024.

Financing Activities

Net cash provided by financial activities was $16.8 million for the year ended December 31, 2025, compared to $6 million for the year ended December 31, 2024.

Financing activities in 2025 were primarily driven by $15.0 million in net proceeds from the July 2025 issuance of Series H Preferred Stock and warrants, $2.6 million in net proceeds from issuance of common stock, and $2.5 million in borrowings under short-term notes payable. These inflows were partially offset by $3.3 million in repayment of short-term notes payable.

In comparison, financing activities for the year ended December 31, 2024, consisted primarily of $6.7 million in net proceeds from the issuance of common stock, partially offset by $0.7 million in repayments of short-term notes payables.

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

Short-term notes payable consisted of the following:

	December 31,	December 31,
	2025	2024
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$227,348	$—
Insurance premium financing of $636,972, due in monthly installments of $67,277, which include principal and annual interest at 9.55% through May 2025	—	328,528
Total short-term notes payable	$227,348	$328,528

Inflation

Inflation may impact the cost of services and supplies used in our operations, including professional services, insurance premiums, and research-related vendor agreements. Increases in wages, employee benefits, and regulatory compliance costs may continue to exert upward pressure on operating expenses. However, because we are currently in the development stage and do not maintain significant manufacturing operations or large-scale procurement of raw materials, we have not experienced material inflationary effect on our operating results. For the fiscal year ended December 31, 2025, and 2024, inflation has not had a material impact on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The management of Oragenics, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and may become inadequate due to changes in conditions and deterioration in compliance.

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that no material weaknesses in internal control over financial reporting were identified as of December 31, 2025.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, as the Company is a non-accelerated filer and is not required to provide such attestation.

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and titles of our Directors and executive officers:

Name	Age	Position

Charles L. Pope*	73	Director
Robert C. Koski	66	Director
Dr. Frederick W. Telling, Ph.D.	73	Director
Dr. Alan W. Dunton, M.D.	71	Director
John Gandolfo	65	Director
Natasha Giordano	65	Director
Janet Huffman	53	Chief Executive Officer & Chief Financial Officer

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

Dr. Frederick W. Telling. Dr. Telling has served as a Director since June 2010. Dr. Telling served as Chairman of the Board of Directors from February 4, 2011, through December 16, 2022, and as Executive Chairman from May 2, 2021 through December 16, 2022. Dr. Telling retired from Pfizer Inc., a pharmaceutical company, in June 2007 after 30 years of service. At Pfizer, Dr. Telling served as its Corporate Vice President and Vice President of Corporate Strategic Planning and Policy. Dr. Telling also serves on the boards of various civic and non-profit organizations. Dr. Telling holds a B.A. degree in History and Economics from Hamilton College and an M.A. degree in Industrial and Labor Relations and a Ph.D. in Economics and Public Policy from Cornell University.

Dr. Telling brings to our Board an extensive array of business and industry experience as well as experience as a director of public companies.

Dr. Alan W. Dunton. Dr. Dunton has served as a Director of Oragenics, Inc. since April 2011. He is the principal owner of Danerius, LLC, a biotechnology consulting company which he founded in 2006. In addition to Oragenics, he is currently a Director of the public biotechnology company Palatin, Inc. (AMEX: PTN), CorMedix (NASDAQ: CRMD) and Recce Pharmaceuticals (ASX: RCE). Dr. Dunton has held significant senior positions in major pharmaceutical companies. Most recent was from November 2015 through March 2018 as the Senior Vice President of Research, Development and Regulatory Affairs of Purdue Pharma L.P., a private pharmaceutical company. From January 2007 until March 2009, Dr. Dunton served as President and Chief Executive Officer of Panacos Pharmaceuticals, Inc. In 2005, Dr. Dunton served as the Nonexecutive Chairman of the Board of Directors of ActivBiotics, Inc., a private biopharmaceutical company. Previously, he was the President and Chief Executive Officer of Metaphore Pharmaceuticals, Inc. from 2003 until 2006, when it merged with ActivBiotics. From 2004 until 2005, Dr. Dunton served as a member of the Board of Directors of Vicuron Pharmaceuticals until it was acquired by Pfizer, Inc. In 2002, Dr. Dunton served as President, Chief Operating Officer and a Director of Emisphere Technologies, Inc., a biopharmaceutical company. From 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. From 1999 to 2001, Dr. Dunton was President and Managing Director of The Janssen Research Foundation, a Johnson & Johnson company. From 1998 to 1999, he served as Group Vice President of Global Clinical Research and Development of Janssen. Prior to joining Janssen, Dr. Dunton was Vice President of Global Clinical Research and Development at the R.W. Johnson Pharmaceutical Research Institute, also a Johnson & Johnson company. Prior to joining Johnson & Johnson, Dr. Dunton held positions in clinical research and development at Syntex Corporation, CIBA-GEIGY Corporation and Hoffmann La Roche Inc. Dr. Dunton holds an M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He was also a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

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

Natasha Giordano. Ms. Giordano, since July 2, 2025, has served as the Board Chair for Incora Health and, since August 2024, has served on the Compensation Committee and on the Board of Directors of Afaxys Inc. She also is presently serving as a strategic advisor to Aqtual, Inc. and Omeza. Previously, Ms. Giordano served on the Board of Matinas BioPharma (NYSE:MTNB) from September 2020 through February 2025. Ms. Giordano served as President and Chief Executive Officer of PLx Pharma Inc. (NASDAQ:

PLXP), a late-stage specialty pharmaceutical company, from January 2016 through July 2023, and served as a member of the board of PLx. Previously, Ms. Giordano served as Chief Executive Officer of ClearPoint Learning, Inc., a privately held learning and training platform company, from May 2015 through November 2015. She also served on the ClearPoint board of directors from December 2009 through November 2015. Previously, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America (NYSE: HCA), a leading healthcare provider, from January 2014 through August 2014. From June 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then as Chief Executive Officer, President and a member of the board of directors of Xanodyne Pharmaceuticals, Inc., a privately-held branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. Prior to that, she served as President, Americas, for Cegedim Dendrite (formerly Dendrite International Inc.), a global technology services company, from 2007 to 2008 and as Senior Vice President of the Global Customer Business Unit of Cegedim Dendrite from 2004 to 2007. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College.

Effective September 1, 2025, the board of directors (the “Board”) of Oragenics, Inc. (the “Company”) appointed Ms. Natasha Giordano to the Company’s Board. Ms. Giordano was chosen to serve as a member of our Board due to her experience in commercialization of pharmaceuticals, her general management knowledge and her knowledge of the Pharmaceutical and healthcare industries.

Executive Management

Janet Huffman. Ms. Huffman has served as our Chief Executive Officer since May 2, 2025, and served as our Chief Financial Officer since March 8, 2023. Most recently, Ms. Huffman served as Chief Financial Officer for TRxADE HEALTH, Inc., a Nasdaq-listed company focused on health services IT for retail pharmacies. In 2019, Ms. Huffman was a founding member of Banyan Pediatric Care Centers and served as its Chief Financial Officer. After leading Banyan’s merger with Assisted 4 Living, Inc., an OTC-listed company later renamed Arboreta Healthcare Inc. and a provider of skilled nursing, rehabilitation and assisted living services, she continued as Chief Financial Officer until February 2022. Prior to Arboreta Healthcare, Ms. Huffman was the Chief Financial Officer for Signature HomeNow, a home healthcare services company. Earlier in her career, she served as Director of Finance and Regional Director of Operations for Infinity Homecare and was Vice President of Finance for Family Home Health Services. Ms. Huffman obtained a B.S.in accounting from the University of South Florida.

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

During 2025, all members of the Board of Directors attended at least 75% of the meetings of the Board and committee meetings to which he is a member. We do not have a policy requiring our directors to attend the annual shareholders’ meeting. However, all members of the Board attended our 2025 annual shareholders’ meeting.

Independence of Directors

Our common stock is listed on the NYSE American. Accordingly, the independence of our directors is determined in accordance with the listing standards of the NYSE American, as well as applicable rules and regulations of the Securities and Exchange Commission, including Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Securities Exchange Act of 1934 with respect to Audit Committee independence.

The NYSE American listing standards generally define an “independent director” as a person who is not an officer or employee of the company and who does not have a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment.

The Board of Directors has affirmatively determined that the following directors are independent within the meaning of the NYSE American listing standards and that they constitute a majority of the Board:

Charles L. Pope

Dr. Frederick W. Telling

Dr. Alan Dunton

Robert Koski

John Gandolfo

Natasha Giordano

In making these determinations, the Board considered both the objective independence criteria set forth in the NYSE American listing standards and made subjective determination that no relationships exist that would interfere with the exercise of independent judgment by these directors.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2025, the Audit Committee members currently consist of Mr. Charles Pope (Chairman), Dr. Frederick Telling, Mr. John Gandolfo and Dr. Alan Dunton. The Board has affirmatively determined that each such person met the independence requirements for audit committee purposes based on the more stringent independence standards imposed by applicable NYSE American and SEC rules. In addition, the Board of Directors has determined that Mr. Pope is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. Our Audit Committee Charter complies with the requirements related to Sarbanes-Oxley and a current copy of the Audit Committee Charter is available on our website http://ir.oragenics.com/governance-docs.

Code of Ethics

We have adopted a code of ethics known as the Company Operating Principles, which is applicable to all of our directors, officers, and employees, including our principal executive officer and our principal financial officer. A copy of the Company Operating Principles can be found on our website at www.oragenics.com. Any amendments to, or waivers from, the Company Operating Principles will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers and Directors, the Company believes all persons subject to the reporting requirements with regard to the Common Stock complied with the applicable filing requirements during the year ended December 31, 2025.

The Company’s insider trading policy prohibits all employees, including our executive officers, and non-employee directors from engaging in short sales, transactions in put or call options, hedging transactions, using margin accounts, pledges, or other inherently speculative transactions involving the Company’s securities.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section describes the objectives of our executive compensation program, and the compensation decisions made with respect to our named executive officer for the fiscal year ended December 31, 2025. Our named executive officer during 2025 was Janet Huffman who also serves as the Chief Financial Officer.

The Compensation Committee of the Board of Director is responsible for establishing, reviewing, and overseeing the Company’s executive compensation policies and practices. The Compensation Committee reviews and recommends to the Board of Directors the compensation of the Chief Executive Officer and approves the compensation of other executive officers. In carrying out its responsibilities, the Compensation Committee seeks to ensure that executive compensation is aligned with the Company’s business objectives, financial condition, and long-term stockholder interests.

The Company has conducted advisory votes on executives’ compensation at prior annual meetings of stockholders. The Compensation Committee considers the results of such advisory votes, along with other relevant actors when evaluating executive compensation decisions.

Business Highlights

During 2024, we paused the development of our immunization product candidate to combat the novel coronavirus pandemic and focused on the development of our Neurology Assets. Our compensation program continues to reflect the challenges associated with designing a compensation program at the beginning of the year that addresses our preclinical work and our strategy of acquiring additional product-development assets. Despite such challenges, the Compensation Committee remains committed to a philosophy which strongly aligns pay with demonstrated performance and is confident that the decisions made are reflective of this overarching philosophy.

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

Compensation Determination Process

We conduct an annual review of named executive officer compensation, generally in December or January. At the Compensation Committee’s direction, our Chief Executive Officer prepares an executive compensation review for each named executive officer, other than themselves, which may include recommendations for:

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

Role of Compensation Consultant

Our Compensation Committee is authorized to engage compensation consultants or other advisors to review our executive officers’ compensation, including a benchmarking analysis against the compensation of executive officers at comparable companies, to ensure that our compensation is market competitive, with the goal of retaining and adequately motivating our senior management. In March 2019 and January of 2020, our Compensation Committee retained Korn Ferry as a compensation consultant (“Korn Ferry”) to assess our current compensation programs and provide recommendations for continued improved alignment of the programs with our compensation philosophy and goals and to review and make recommendations regarding our executive and Director compensation for 2019 and 2020.

Our Compensation Committee evaluates the performance of its compensation consultant, considers alternative compensation consultants, and has the final authority to engage and terminate such services. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and the applicable listing standards of the NYSE American and concluded that no conflict of interest exists that would prevent Korn Ferry from serving as an independent consultant to our Compensation Committee. This Korn Ferry assessment has not been formally updated, nor has the engagement continued as the Compensation Committee believes, based on a variety of factors, including the small number of employees, an updated assessment was not warranted

Benchmarking in the Context of Our Other Executive Compensation Principles

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

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee reviews and considers the compensation levels and practices of a group of comparable biotechnology companies known to the members of the Compensation Committee. This information was then used as a reference point for our Compensation Committee to assess our current compensation levels in the course of its deliberations on forms and amounts of compensation. Given our objective of attracting, retaining, motivating, and rewarding a highly-skilled team of executive officers and other employees, we aim to deliver a total compensation package that is within a competitive range around the median as compared to peers, with an emphasis on equity incentive compensation so as to more effectively tie our named executive officers and employees’ interests to those of our shareholders. In light of this, when undertaking such analysis, our Compensation Committee has reviewed data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual bonus) and equity compensation. This competitive analysis is one factor, among others, taken into account by our Compensation Committee in assessing current compensation levels and recommending changes to compensation or additional awards of equity. Our Compensation Committee expects to review such compensation data as it believes necessary to make adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group. Due to the small number of employees and executive officers we have, among other factors, our Compensation Committee did not undertake an update to the peer group in 2025.

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

For 2025, the principal components of compensation for our named executive officers consisted of:

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

Salary levels are considered annually as part of our performance review process. Merit-based increases to salaries are based on management’s assessment of the individual’s performance, the recommendations made by the Chief Executive Officer to the Compensation Committee, and comparative compensation at peer companies. The factors used in determining increases in base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment. The Compensation Committee periodically reviews the base salary for each executive officer.

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

2025 Bonus Plan

The Company established performance-based bonus targets for its named executive officers in 2025 (the “2025 Bonus Plan”). The percentages were weighted for purposes of determining bonuses, if any, for the Company’s executive officers with respect to 2025 performance. Under such a cash bonus program, Ms. Huffman, was eligible for cash bonuses of up to 50% of base salary, or $162,500, (“Bonus Target”).

The bonuses payable to Ms. Huffman were to be based upon the achievement of the following objectives:

i.	Up to 40% of the Bonus Target for overseeing the Company’s capital raising efforts;
ii.	Up to 5% of the Bonus Target for strategic talent acquisition in the Company’s finance department;
iii.	Up to 15% of the Bonus Target for the Company’s clinical trial milestones; and
iv.	Up to 40% of the Bonus Target for the Company’s strategic planning initiatives.

The executive officers’ actual bonuses for fiscal year 2025 were eligible to exceed 100% of their 2024 Bonus Target percentage in the event performance exceeds the predetermined goals and/or upon the achievement of other specified goals, including stretch goals. Payment of bonuses to the Company’s executive officers under the 2025 Bonus Program and the actual amount of such bonus, if any, are at the discretion of the Compensation Committee.

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

We currently grant stock options or stock awards to new employees when they join our Company based upon their position with us and their relevant prior experience. The awards granted by the Compensation Committee generally vest over time during the ten-year option term (although some previously granted awards vest immediately), or upon the achievement of certain milestones. Unless otherwise agreed to by us with respect to a termination without “cause” or for “good reason,” vesting and exercise rights generally cease upon termination of employment, except in the case of death (subject to a one-year limitation), disability or retirement. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents. In addition to the initial option grants, our Compensation Committee may grant additional options to retain our employees and reward, or provide incentives for, the achievement of corporate goals and strong individual performance. Our Board of Directors has not granted our Chief Executive Officer the discretion to grant options to non-executive employees upon joining our Company, or to make grants during each annual non-executive employee review cycle.

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

Employment Agreements. During 2025, we had employment agreements in effect with Ms. Huffman. We entered into employment agreements with these officers and key employees to ensure that they would perform their respective roles with us for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements.

Named Executive Officer Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2025, achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2025 was competitive with other similarly sized companies. The Compensation Committee took the following key compensation actions in 2025:

Base Salaries

During 2025, we made the following changes in annual base salary for named Executive Officers and key employees.

Name	Annual Salary For 2024	Increase	Annual Salary For 2025
Janet Huffman	$250,000	$75,000	$325,000

Determination of Cash Bonus-2025

Our Board of Directors determined that Ms. Huffman’s 2025 performance-based cash bonus award earned to be $110,500, which was paid in December 2025.

Determination of Equity Awards

On December 11, 2025, Ms. Huffman received a stock option grant pursuant to our 2021 Equity Incentive Plan (the “2021 Plan”) to purchase 250,000 shares of our common stock at an exercise price of $0.93 per share, the closing price of our common stock on the grant date. This award vests over three years

Other Policies and Considerations - Employment Contracts and Change in Control Arrangements

We entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, Ms. Huffman (the “Employment Agreements”).

Employment Agreements—Ms. Huffman, Chief Financial Officer and Chief Executive Officer

On March 6, 2023, Ms. Huffman entered into an Executive Employment Agreement with us under terms substantially similar to the employment agreements of existing executives. Under the terms of her Executive Employment Agreement, Ms. Huffman’s employment with us became effective March 6, 2023, and she received an annual base salary of $250,000 and was eligible for a Performance Bonus with a target of 35% of her annual salary based on appropriate Company based and individual based targets in the discretion of the Compensation Committee as approved by the full Board of Directors. Ms. Huffman was eligible to participate in the medical insurance and other benefits available to all employees except her annual vacation will be set at four (4) weeks.

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

On May 2, 2025, the Board appointed Janet Huffman, to serve as the Company’s Chief Executive Officer, in addition to continuing to serve as its Chief Financial Officer, and in connection therewith, the Board determined that, effective May 2, 2025, Ms. Huffman’s employment agreement would be modified to (i) include her new title of Chief Executive Officer (ii) increase her base salary to $325,000; (iii) include bonus target of fifty percent (50%) of her base compensation.

In the event the Company terminates the Employment Agreement without cause, as defined in the Employment Agreement, Ms. Huffman will be entitled to receive severance pay equal to six (6) months of her annual base salary, at the rate in effect on the date of termination and any performance bonus that, as of the date of termination, has been earned by Ms. Huffman but has not yet been paid by the Company. If Ms. Huffman’s employment with the Company is terminated by the Company without cause during the period of thirty (30) days following a Change in Control of the Company (as defined in the Employment Agreement), in lieu of the severance payments above, Ms. Huffman will be entitled to receive a severance payment equal to the sum of: (i) six (6) months of her annual base salary, at the higher of the base salary rate in effect on the termination date or the base salary rate in effect immediately before the effective date of the Change of Control, and (ii) her performance bonus for the year which includes the effective date of the Change in Control, payable at the target level of performance. In addition, Ms. Huffman also will be entitled to receive the amount of any performance bonus that, as of the date of termination, has been earned by Ms. Huffman but has not yet been paid by the Company to Ms. Huffman. The Employment Agreement contains customary confidentiality, non-competition and non-solicitation provisions.

In connection with Ms. Huffman’s employment in March 2023, she was awarded stock options to acquire 233 shares of our common stock under our 2021 Plan, at an exercise price of $120.00 per share, which was our closing price on the grant date. The options vested as follows: 58 options vested on the grant date, 58 options vested on September 6, 2023, 58 options vested on March 6, 2024, 58 options vested on September 6, 2024, and 59 options vested on March 6, 2025, in each case Ms. Huffman remained in continuous employment with us through such dates.

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

Clawbacks

In order to further align management’s interests with those of shareholders and to support the Company’s governance practices, the Board of Directors adopted a recoupment policy applicable to annual bonuses and other short-term and long-term incentive compensation based on financial targets (“Incentive Compensation”) received by current and former executive officers of the Company and such other senior executives/employees of the Company who may from time to time be deemed subject to the policy by the Board of Directors (“Covered Executive”). The policy provides that if, as a result of a restatement of the Company’s financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, a Covered Executive received more Incentive Compensation than the Covered Executive would have received absent the incorrect financial statements, the Company shall recover said excess Incentive Compensation (defined as the excess of (i) the actual amount of Incentive Compensation paid to the Covered Executive over (ii) the Incentive Compensation that would have been paid based on the restated financial results during the three year period preceding the date on which the Company is required to prepare such restatement). The policy also provides that if the Board of Directors makes a determination in its sole discretion that a Covered Executive engaged in Misconduct (as defined below), the Board of Directors may require reimbursement or forfeiture of all or part of the Incentive Compensation received by the Covered Executive. The Board of Directors may use its judgment in determining the amount to be recovered. Misconduct is defined as (i) conviction of a felony, (ii) material breach of any agreement with the Company, (iii) material breach of any Company policy or code, (iv) act of theft, embezzlement or fraud, (v) misrepresentation or misstatement of financial or performance results, and (vi) any other act or event that the Board of Directors has determined that recoupment is appropriate.

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

Summary Compensation Table

The following table sets forth the aggregate compensation paid or accrued for the fiscal years ended December 31, 2025, and 2024 to our most highly compensated executive officer who earned more than $100,000 in total compensation during 2025, as well as two former executive officers (collectively, the “Named Executive Officers”)

			Bonus	Stock Awards	Option Awards	All Other Compensation
Name and principal position	Year	Salary	(1)	(2)	(2)	(3)	Total
Kimberly Murphy	2025	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer and President	2024	$53,750	$-	$-	$10,562	$216,612	$280,924
Janet Huffman	2025	$285,801	$110,500	$-	$201,700	$11,156	$609,157
Chief Financial Officer, Chief Executive Officer	2024	$250,000	$75,000	$-	$31,200	$7,500	$363,700
Joseph Redmond	2025	$-	$-	$-	$-	$198,000	$198,000
Former President and Interim Principal Executive Officer	2024	$397,126	$-	$-	$39,000	$28,015	$464,141

(1)	The amounts reported in this column represent performance-based bonuses earned pursuant to the Company’s bonus plans. Amounts earned for 2024 were paid in February 2025. Amounts earned for 2025 were paid in December 2025.

(2)	The amounts reported in this column represent the aggregate grant-date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). See Notes 2 and 8 to the Consolidated Financial Statements for additional information. On December 11, 2025, Ms. Huffman received incentive stock option awards under the Company’s 2021 Equity Incentive Plan covering 25,000 shares at an exercise price of $0.80 per share, vesting over three years.

(3)	Amounts reported in this column for Ms. Huffman represent Company matching contributions under the Company’s SIMPLE IRA retirement plan. Amounts reported for Mr. Redmond in 2025 represent severance payments totaling $198,000.

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

Outstanding Equity Awards

The following table provides information concerning outstanding equity awards as of December 31, 2025:

	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (2)	Option exercise price(s)	Option expiration date
Janet Huffman Chief Executive Officer and Chief Financial Officer	250,000	-	$0.93	12/11/2035
Janet Huffman	2,667	-	14.40	9/19/2034
Janet Huffman	187	47	$120.00	3/7/2033

1)	Represents awards that are time vested with each award vesting evenly on an annual basis over three years, subject to earlier vesting upon a change in control as defined in the award agreements.
2)	Represents awards that are time vested with each award vesting evenly on a semi-annual basis over two years, subject to earlier vesting upon a change in control as defined in the award agreements.

Director Compensation

The Director Compensation program for 2025 consisted of the following:

Cash Compensation. The Director compensation program for 2025 provided that all non-employee Directors would receive an annual base fee for service on the Board of $45,000. In addition, the Chairperson of the Board and of our Audit Committee, Compensation Committee and Nominating Committee would also receive annual fees of $40,000, $20,000, $15,000, and $10,000 respectively. All non-employee Directors serving on our Audit Committee, Compensation Committee and Nominating Committee (other than as the Chairperson) would receive an annual fee of $10,000, $7,500, and $5,000, respectively, in connection with such committee service. In addition, from time to time, the Board may establish special committees and in connection therewith determine the cash compensation that would be paid to the Directors serving on a special committee at the time of the establishment of such committee. All fees for Board service are generally paid on or before the last business day of each quarter.

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

Equity Compensation-New Director. Equity compensation is issued to Directors upon joining our Board. Non-employee Directors receive a stock option for the purchase of shares of Company’s Common Stock equating to $60,000 with an exercise price set as the Closing price of the Company’s Common Stock on the day immediately prior to the appointment to the Board, which will immediately vest and be exercisable for ten years, subject to early termination under the terms of the 2021 Equity Incentive Plan. If new Directors join the Board before July 1 of the calendar year, they will receive 100% of the value; 50% of such total value if they join between July 1 and October 1; 25% of such total value if they join after October in a calendar year.

Annual Equity Compensation Awards. As part of the Director Compensation Program each non-employee director receives equity awards under the 2021 Equity Incentive Plan. In December 2025, the Board considered and granted stock options to non-employee Directors. Directors Pope, Koski, Telling, Gandolfo, Dunton, and Giordano received 125,000 options at a grant price of $0.93 per share. Messrs. According to the terms of the grants, the options vested immediately.

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

The following table sets forth the compensation of our non-employee directors for the year ended December 31,2025.

Non-Employee Director Compensation

Name	Fees earned or paid in cash (1)	Option awards (2)	Total
Dr. Frederick W. Telling	$72,500	$96,400	$168,900
Robert C. Koski	$50,000	$96,400	$146,400
Charles L. Pope	$112,500	$96,400	$208,900
Dr. Alan W. Dunton	$75,000	$96,400	$171,400
John Gandolfo	$62,500	$96,400	$158,900
Natasha Giordano	$15,000	$96,400	$111,400

(1)	Amounts represent cash compensation earned by our Non-employee Directors during 2025 in connection with their Board service including any service on committees or service in connection with special committees established by the Board.
(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718). See Notes 2 and 8 of Notes to Consolidated Financial Statements. On December 11, 2025, Director. Pope, Koski, Telling, Gandolfo, Dunton and Giordano received 125,000 options at a grant price of $0.93 per share. According to the terms of the grants, the options vested immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about beneficial ownership of our Common Stock as of March 12, 2026 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the Common Stock, (ii) each of the Company’s directors and named officers and (iii) all directors and officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name and address (1)	Number of shares beneficially owned	Percentage of ownership (2)
Five Percent Holders:
Sabby Volatility Warrant Master Fund, Ltd. (3)	412,654	9.6%
Directors and officers:
Robert C. Koski (4)	129,479	2.6%
Charles L. Pope (5)	129,784	2.6%
Dr. Alan Dunton (6)	128,622	2.6%
Dr. Frederick W. Telling (7)	128,768	2.5%
Natasha Giordano (8)	163,320	3.2%
Janet Huffman (9)	3,401	*
John Gandolfo (10)	126,671	2.6%
(All Directors and officers as a group 6 persons)	810,045	16.10%

*	Beneficial ownership percentage is less than 1%.

(1)	Except as indicated, the address of the person named in the table is c/o Oragenics, Inc., 9015 Town Center Parkway, Suite 143, Lakewood Ranch, FL 34202.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 12, 2026, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership is based on 4,286,029 shares of common stock outstanding as of March 12, 2026, an admission of beneficial ownership of those shares.
(3)	The securities are held by Sabby Volatility Warrant Master Fund, Ltd. (“Sabby Volatility”), Sabby Management, LLC (“Sabby Management”) and Hal Mintz, Sabby Management is the investment manager of Sabby Volatility. Hal Mintz is the Manager of Sabby Management and in such capacity has the right to vote and dispose of the securities held by Sabby Management. The address of Sabby Volatility is c/o Captiva (Cayman) Ltd Governors Square, Bldg. 4, 2nd Floor 23 Lime Tree Bay Avenue P.O. Box 32315 Grand Cayman KY1-1209 Cayman Islands. The address of Sabby Management is1011 Links Dr. Miami Beach, FL 33109. The address of Hal Mintz is c/o Sabby Management, 1011 Links Dr. Miami Beach, FL 33109. As of the record date, Sabby Volatility held of record 412,654 warrants. The Company does not have any information with respect to shares of common stock that Sabby Volatility that may be held in street name. On January 21, 2026, Sabby Volatility filed a Schedule 13G with the SEC reporting beneficial ownership of 412,654 shares, representing 9.90% of the Company’s outstanding shares as of such date.
(4)	Includes: 128,935 shares able to be acquired pursuant to stock options.
(5)	Includes: 127,768 shares able to be acquired pursuant to stock options.
(6)	Includes: 127,820 shares able to be acquired pursuant to stock options.
(7)	Includes: 127,820 shares able to be acquired upon the exercise of stock options.
(8)	Includes 163,320 shares able to be acquired upon the exercise of stock options.
(9)	Includes: 500 shares owned directly by Ms. Huffman; and 2,901 shares able to be acquired upon the exercise of stock options.
(10)	Represents 126,671 shares able to be acquired upon the exercise of stock options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2025, with respect to the 2021 Equity Incentive Plan as amended (the “2021 Plan”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders:
2021 Equity Incentive Plan (1)	1,076,332	$4.41	2,090,335
Equity compensation plans not approved by stockholders	-	-	-
Total:	1,076,332	$4.41	2,090,335

(1)	Our shareholders approved an amendment to our 2021 Equity Incentive Plan (the “2021 Plan”) at our 2024 Annual Meeting in December 2024 which provided for an additional two million shares of our common stock to be added to the available shares, increasing the total number of common shares available for issuance under the 2021 Plan from 1,166,667 shares to 3,166,667 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Applicable rules of the U.S. Securities and Exchange Commission require disclosure of any transaction, arrangement, or relationship in which the company was or is to be participant, the amount involved exceed the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

A “related person” includes any executive officer, director, nominee for director, holder of more than five percent (5%) of the Company’s common stock, or any immediate family member of any of the foregoing persons.

The Audit Committee of the Board of Directors is responsible for reviewing and approving all related-party transactions between the Company and any executive officer or director, or any entity in which such executive officer or director has a material interest. Any such transactions must be conducted on terms no less favorable to the Company than those that could be obtained in comparable arm’s length transactions with independent third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s prior accountants, Mayer Hoffman McCann P.C. (“MHM”), and Cherry Bekaert, the Company’s current principal accountants, in the categories indicated during each of the past two fiscal years ended December 31:

MHM Fees

Services Rendered	2025	2024
Audit Fees (1)	$—	$176,956
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
	$—	$176,956

Cherry Bekaert Fees

Services Rendered	2025	2024
Audit Fees (1)	$154,350	$231,513
Audit-Related Fees (2)	33,023	—
Tax Fees (3)	27,963	11,223
All Other Fees (4)	—	—
	$215,336	$242,736

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Mayer Hoffman McCann P.C. or Cherry Bekaert.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-19.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

Exhibits required by Item 601 of Regulation S-K are submitted (or incorporated by reference) and listed in a separate section herein immediately following the F pages under the heading “Exhibit Index” and are incorporated herein by reference. No exhibits in addition to those previously filed or listed in item 15(a) (3) and filed herein.

(c)	Not Applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2026

ORAGENICS, INC.

By:	/s/ Janet Huffman
Janet Huffman
Chief Financial Officer
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

/s/ Janet Huffman	Chief Financial Officer, Chief Executive Officer	March 16, 2026
Janet Huffman	(Principal Accounting and Financial Officer)

/s/ Robert. C. Koski	Director	March 16, 2026
Robert C. Koski

/s/ Charles L. Pope	Director	March 16, 2026
Charles L. Pope

/s/ Frederick W. Telling	Director	March 16, 2026
Frederick W. Telling

/s/ Alan W. Dunton	Director	March 16, 2026
Alan W. Dunton

/s/ John Gandolfo	Director	March 16, 2026
John Gandolfo

/s/ Natasha Giordano	Director	March 16, 2026
Natasha Giordano

Oragenics, Inc.

Consolidated Financial Statements

Years Ended December 31, 2025, and 2024

Report of Cherry Bekaert LLP, Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Oragenics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oragenics, Inc. (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023

Tampa, Florida

March 16, 2026

Oragenics, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$4,399,726	$864,840
Short-term investments	4,000,000	-
Interest receivable	53,082	-
Prepaid expenses and other current assets	1,614,956	607,670
Total current assets	10,067,764	1,472,510
Total assets	$10,067,764	$1,472,510
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,559,011	$1,355,867
Short-term notes payable, net of debt issuance costs	227,348	328,528
Total liabilities	1,786,359	1,684,395

Stockholders’ equity (deficit):
Preferred stock, no par value; 50,000,000 shares authorized; 429,291 Series H and 7,488,692 Series F outstanding at December 31, 2025, and 0 Series H and 7,488,692 Series F outstanding at December 31, 2024.	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 4,271,529 and 419,003 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively	4,271	419
Additional paid-in capital	234,905,793	216,573,868
Accumulated deficit	(226,628,659)	(216,786,172)
Total stockholders’ equity (deficit)	8,281,405	(211,885)
Total liabilities and stockholders’ equity (deficit)	$10,067,764	$1,472,510

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024

Operating expenses:
Research and development	$2,392,658	$4,114,434
General and administrative	6,969,845	6,444,381
Total operating expenses	9,362,503	10,558,815
Loss from operations	(9,362,503)	(10,558,815)
Other income (expense):
Interest income	182,229	45,897
Interest expense	(785,930)	(29,828)
Foreign currency exchange, net	(13,193)	(25,172)
Total other income (expense), net	(616,894)	(9,103)
Loss before income taxes	(9,979,397)	(10,567,918)
Income tax benefit	136,910	-
Net loss	$(9,842,487)	$(10,567,918)
Basic and diluted net loss per share	$(4.56)	$(47.88)
Weight average shares outstanding, basic and diluted	2,157,076	220,731

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balances at December 31, 2023	102,690	$103	16,955,197	$1,592,723	$207,793,582	$(206,218,254)	$3,168,154
Compensation expense relating to option issuances	—	—	—	—	516,049	—	516,049
Sale of common stock	185,946	186	—	—	6,669,674	—	6,669,860
Conversion of Series A and B preferred stock to common stock	750	—	(9,467,000)	(1,592,723)	1,592,723	—	—
Conversion of prefunded warrants to common stock	129,617	130	—	—	1,840	—	1,970
Net loss	—	—	—	—	—	(10,567,918)	(10,567,918)
Balances at December 31, 2024	419,003	$419	7,488,197	$—	$216,573,868	$(216,786,172)	$(211,885)

Reverse split fractional shares issued	107,085	107	—	—	(107)	—	—
Compensation expense relating to options	—	—	—	—	642,364	—	642,364
Compensation expense recapture relating to options	—	—	—	—	(86,617)	—	(86,617)
Common stock issued for services	103,306	103	—	—	124,897	—	125,000
Sale of common stock	258,849	259	—	—	2,633,931	—	2,634,190
Sale of Series H preferred stock	—	—	660,000	—	15,019,700	—	15,019,700
Conversion of Series H Preferred Shares into Common Stock	3,345,296	3,345	(230,709)	—	(3,345)	—	—
Conversion of prefunded warrants to common stock	37,990	38	—	—	1,102	—	1,140
Issuance of Series G Preferred Stock	—	—	1,000,000	—	—	—	—
Cancellation of Series G Preferred Stock	—	—	(1,000,000)	—	—	—	—
Net loss	—	—	—	—	—	(9,842,487)	(9,842,487)
Balances at December 31, 2025	4,271,529	$4,271	7,917,488	$—	$234,905,793	$(226,628,659)	$8,281,405

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(9,842,487)	$(10,567,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and closing costs	771,437	-
Stock-based compensation expense	642,364	516,049
Stock-based compensation recapture expense	(86,617)	-
Common stock for services rendered	126,140	-
Changes in operating assets and liabilities:
Other receivables	(53,082)	-
Prepaid expenses and other current assets	(1,007,286)	1,574,287
Operating lease right of use assets	-	9,811
Accounts payable and accrued expenses	203,144	(119,800)
Change in operating lease liabilities	-	(9,811)
Net cash used in operating activities	(9,246,387)	(8,597,382)
Cash flows from financing activities:
Borrowings on short-term notes payable	2,455,911	-
Payments on short-term notes payable	(3,328,528)	(693,109)
Net proceeds from issuance of preferred stock and warrants	15,019,700	-
Net proceeds from issuance of common stock	2,634,190	6,671,830
Net cash provided by financing activities	16,781,273	5,978,721
Net increase (decrease) in cash and cash equivalents	7,534,886	(2,618,661)
Cash and cash equivalents at beginning of period	864,840	3,483,501
Cash and cash equivalents at end of year	$8,399,726	$864,840
Supplemental disclosure of cash flow information:
Interest paid	$22,353	$29,828

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The Company

Oragenics, Inc. (formerly known as Oragen, Inc.) (the “Company” or “we”) was incorporated in November 1996. Commencing in December 2023, we are focused on the development of medical products that treat brain related illnesses and diseases and our lead product candidate and focus is on the development and commercialization of ONP002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission applicable to annual financial reporting.

The consolidated financial statements include the accounts of Oragenics, Inc. and its wholly owned subsidiaries, Noachis Terra Inc. and Oragenics Australia Pty Ltd (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 1 Going Concern Consideration, the Company has incurred recurring losses and negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 3, 2025, the Company effected a 1-for-30 reverse stock split of its outstanding common stock. All share and per-share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise indicated.

Going Concern Consideration

In light of the Company’s recurring losses, accumulated deficit, and negative cash flows from operations, the report of the Company’s independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2025, includes an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred losses and negative cash flows from operations since inception and has not generated significant revenues from operations. For the year ended December 31, 2025, the Company incurred a net loss of approximately $9.8 million and used approximately $9.2 million of cash in operating activities. As of December 31, 2025, the Company had an accumulated deficit of approximately $226.6 million.

Historically, the Company’s primary sources of liquidity have consisted of proceeds from public and private equity financings, debt financings, warrant exercises, grant income, and interest income. During the twelve months ending December 31, 2025, we raised approximately $2.6 million in net proceeds from private placements and sales of our common stock, $15 million in net proceeds from the issuance of Series H preferred stock and warrants and received approximately $2.2 million in net proceeds from the issuance of debt. We believe that this financing meaningfully extends our ability to execute on our near-term operating objectives, including continued development of ONP-002. Based on these financings, management believes that the Company’s available cash resources will be sufficient to fund planned operations through the third quarter of 2026.

The Company expects to continue to incur operating losses and negative cash flows as it advances the development of ONP-002 and supports ongoing general and administrative activities. However, based on the financing transactions completed in February, March, and July 2025, management believes the Company has sufficient liquidity to support its planned research and development activities and general corporate operations through the third quarter of 2026.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The Company’s ability to continue operations beyond its current liquidity horizon is dependent upon its ability to obtain additional financing or achieve profitable operations, neither of which can be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Oragenics, Inc. and our wholly-owned subsidiaries Noachis Terra, Inc and Oragenics Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

New Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, which provides amendments to reportable segment disclosure requirements requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The new segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption resulted in expanded disclosure requirements but did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09 related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted this pronouncement for the year ended December 31, 2025. Aside from the expanded disclosure requirements, the adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. There are certain critical estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:

●	It requires us to make assumptions because information was not available at the time or because the estimate involves matters that were highly uncertain at the time the estimate was made; and

●	Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

Our critical accounting policies and estimates include accounting for stock-based awards and accounting for business combinations or asset purchases as described below.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents are deposited in a financial institution and consist of demand deposits and highly liquid overnight repurchase agreements that qualify as cash equivalents. At times, deposits are in excess of federally insured limits.

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

For the years ended December 31, 2025, and 2024, we did not generate any revenue. Our segment asset measure is reported on the consolidated balance sheet and total assets.

Stock-Based Awards

Generally, all forms of stock-based awards, including stock option grants and warrants, are measured at fair value on the grant date using a Black-Scholes Option Pricing Model, which requires us to make certain assumptions and estimates related to the risk-free interest rate, expected stock price volatility, expected life of the award and expected dividends.

The expense resulting from stock-based awards is recognized in research and development or general and administrative in our Consolidated Statements of Operations, depending on the nature of the services provided, on a straight-line basis over the requisite service period. Awards that do not vest at the grant date are subject to forfeiture.

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

Impairment of Long-Lived Assets

We periodically review our long-lived assets for impairment and reduce the carrying value to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is assessed based on a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. There was no impairment losses recorded during the years ended December 31, 2025, and 2024.

Research and Development Expenses

Research and development consist of expenses incurred in connection with the discovery and development of our product candidates and are expensed as incurred on our Consolidated Statements of Operations. Prepayments and upfront payments to third-party vendors for work to be completed in the future are recorded as a prepaid expense on our Consolidated Balance Sheet and are expensed to research and development as the related services are performed or the goods are delivered.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income tax expense in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts expected to be realized by the use of a valuation allowance. Based on our historical operating losses, a valuation allowance has been recognized for all deferred tax assets.

Under U.S. GAAP, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Concentrations

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash accounts in commercial banks, which may, at times, exceed federally insured limits. We have not experienced any losses in such accounts. Management monitors the creditworthiness of the financial institutions in which it deposits cash and cash equivalents. As of December 31, 2025, and 2024, the uninsured portion of this balance was $3.9 million and $0.6 million, respectively.

Grant Revenue

We recognized grant revenue as reimbursable grant costs were incurred up to the pre-approved award limits within the budget period. The costs associated with these reimbursements were reflected as a component of Research and development in the accompanying Consolidated Statements of Operations. No grant revenue was recognized during the years ended December 31, 2025, or 2024.

Leases

The Company determines whether an arrangement contains a lease at inception. The Company has elected the short-term lease exemption for leases with a term of twelve months or less and does not record right-of-use assets or lease liabilities for such leases. Lease payments under short-term leases are recognized as lease expense on a straight-line basis over the lease term.

3. Property and Equipment, net

We do not own any properties. The company leases office space under a short-term lease arrangement that qualifies for the short-term lease exemption under ASC 842.

4. Prepaid Expenses - Current and Long-Term

Prepaid expenses and other current assets were $1.6 million as of December 31, 2025, compared to $0.6 million as of December 31, 2024. The increase was primarily due to the timing of insurance premiums from financing our new policy renewals and advance payments related to research and development service agreements associated with the ONP-002 program.

The Company’s prepaid balances typically consist of insurance premiums, research and development service agreements, and other vendor advances aligned with ongoing clinical, manufacturing, and regulatory activities.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses totaled $1.6 million as of December 31, 2025, compared to $1.4 million as of December 31, 2024. The decrease was primarily attributable to the timing of vendor invoicing and payments. The Company maintains a vacation policy under which employee vacation benefits do not vest, do not accumulate, and expire at the end of each calendar year if unused. Accordingly, the Company does not record an accrued vacation liability at year-end.

6. Short-Term Notes Payable

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

In connection with the issuance of the Note, we designated and issued 1,000,000 shares of our authorized but unissued Series G Mirroring Preferred Stock. For a description of the Series G terms, see Note 7. We used the net proceeds for working capital and general corporate purposes. Subsequently, in connection with the Reverse Stock Split the shares of Series G Preferred Stock were cancelled. See Note 7.

On July 2, 2025, the Company repaid in full the $3.0 million promissory note issued on March 13, 2025. The repayment was made using a portion of the net proceeds from the Company’s July 2, 2025, public offering of Series H Preferred Stock and warrants to purchase additional shares of Series H Preferred Stock. See Note 7.

We had the following short-term notes payable as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$227,348	$—
Insurance premium financing of $636,972, due in monthly installments of $67,277, which include principal and annual interest at 9.55% through May 2025	—	328,528
Total short-term notes payable	$227,348	$328,528

7. Shareholders’ Equity

Common Stock

We currently have 350,000,000 authorized shares of common stock and 50,000,000 shares of authorized preferred stock. On December 31, 2025, and 2024, respectively we had 4,271,529 and 419,003 shares of common shares issued.

Series F Convertible Preferred Stock

In December 2023, we issued 8,000,000 shares of our Series F Convertible Preferred Stock in connection with our purchase of assets from Odyssey Health, Inc. (“Odyssey”). The Series F Convertible Preferred Stock is convertible into shares of our common stock in accordance with the Certificate of Designation for the Series F Convertible Preferred Stock. Upon issuance, 511,308 shares of Series F Convertible Preferred Stock were converted to 17,044 shares of our common stock. As of December 31, 2025, 7,488,692 shares of Series F Convertible Preferred Stock remain outstanding. Currently, such 7,488,692 shares of Series F preferred stock are convertible into 249,624 shares of our common stock, subject to the provisions and limitations contained in the Certificate of Designation for the Series F Convertible Preferred Stock, which provide that the following Subsequent Conversion Conditions must occur before such shares can be converted: (i) the Company must have applied for and been approved for initial listing on the NYSE American or another national exchange or shall have been delisted from the NYSE American, and (ii) if required by the rules of the NYSE American, the Corporation’s shareholder shall have approved any change of control that could be deemed to occur upon the conversion of the Series F Convertible Preferred Stock into Common Stock, based on the facts and circumstances existing at such time.

Series G Mirroring Preferred Stock

In March 2025, in connection with our issuance of a $3.0 million promissory note (see Note 6), we designated and issued 1,000,000 shares of our authorized but unissued shares of preferred stock as Series G Mirroring preferred stock, no par value and a stated value of $0.10 per share. On May 2, 2025, upon our shareholders’ approval, at our annual shareholders meeting, of a proposal authorizing the Company’s Board of Directors, in its discretion at any time within one year after shareholder approval is obtained, to effect a Reverse Stock Split of then-outstanding shares of the Company’s common stock, at a ratio of not less than one-for-five (1:5) and not greater than one-for-sixty (1:60), with the exact ratio to be determined by the Company’s Board and included in a public announcement (the “Reverse Split Proposal”), in accordance with the Certificate of Designation creating the Series G Mirroring Preferred Stock, all of the shares of Series G Mirroring Preferred Stock were automatically transferred to the Company and cancelled and such shares have resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series G Preferred Stock.

Series H Preferred Stock and Warrants

On July 2, 2025, the Company completed a public offering of Series H Convertible Preferred Stock and warrants to purchase additional shares of Series H Convertible Preferred Stock, resulting in gross proceeds of approximately $16.5 million and net proceeds of approximately $15.2 million, after deducting placement agent fees and offering expenses. In connection with the offering, the Company issued 660,000 shares of Series H Preferred Stock, each with a stated value of $25.00, and 660,000 warrants to purchase an equal number of Series H Preferred Shares at an exercise price of $25.00 per warrant. Each share of Series H Preferred Stock is convertible into Common Stock at an initial conversion price of $2.50 per share, subject to adjustment pursuant to the terms of the Series H Preferred Stock. Effective March 14, 2026, the conversion price was lowered to $1.00. See Note 12. The warrants are exercisable immediately and expire on July 2, 2030.

The Series H Preferred Stock has a stated value of $25.00 per share and is convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $2.50 per share, subject to adjustments pursuant to the terms of the Series H Preferred Stock, including for stock splits, combinations, dividends, and similar events. The Series H Preferred Stock does not accrue dividends, except that holders are entitled to participate on an as-converted basis if dividends are declared on the common stock. The shares rank “pari passu” with Company’s common stock with respect to rights upon liquidation, dissolution, or winding-up and do not carry voting rights, except as required under Florida law. The shares may be automatically converted into common stock upon certain events specified in the Certification of Designation, such as the effectiveness of a registration statement covering the underlying common shares or at the Company’s election if the specified trading-price and volume conditions are met. The Series H Preferred Stock is non-redeemable by the Company, except as provided in the Certificate of Designation.

For the year ended December 31, 2025, 429,291 shares of Series H Preferred Stock remained outstanding, and 230,709 shares had been converted into 3,345,296 shares of common stock. All conversions were made in accordance with the stated conversion terms, and no additional Series H warrants had been exercised as of the reporting date.

At-The-Market Sales Agreement with Dawson James

On October 11, 2024, we entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which we are allowed to issue and sell, from time to time, shares of our common stock (the “Shares”) by any method permitted by law as an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, including, without limitation, sales made directly on or through the NYSE American (the “Offering”). Dawson James will use its commercially reasonable efforts to sell the Shares requested by us to be sold, consistent with their normal trading and sales practices. We have no obligation to sell any of the Shares. We may instruct Dawson James not to sell the Shares if the sales cannot be affected at or above the price designated by us and we may suspend sales pursuant to the ATM Agreement at any time.

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

In February 2025, we sold 258,849 shares pursuant to the ATM Agreement for net proceeds of $2.6 million after commissions and legal expenses totaling $0.11 million.

Public Offering of Common Stock

On March 1, 2024, we sold 46,667 shares of our common stock at a price of $45.00 per share to the public. According to the terms of the underwriting agreement, we granted the underwriters an option exercisable for 45 days for the purchase of up to an additional 7,000 shares of our common stock solely for the purpose of covering overallotments, none of which were not exercised. We also issued warrants to the underwriters exercisable August 25, 2024, and expiring on February 27, 2029, to purchase up to 5% of the shares sold at an exercise price of $56.25 per share. The gross proceeds of this offering were $2.1 million before underwriting discounts and commissions and other expenses paid by us were deducted.

Placement Agency Agreement with Dawson James Securities Inc.

On June 25, 2024, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which we engaged Dawson James as the placement agent for a registered public offering of 36,667 shares of our common stock for $30.00 per share. We paid Dawson James a placement agent fee of 7.00% of the gross proceeds from this offering and reimbursed them for certain out of pocket expenses not to exceed $75,000, including legal fees. In addition, we issued Dawson James warrants to purchase 1,833 shares of our common stock, which represented 5% of the aggregate number of securities sold in this offering, with an exercise price of $37.50 per share and exercisable for five years from the date of the closing of this offering. The warrants became initially exercisable six months from the closing of this offering.

This offering resulted in gross proceeds of $1.1 million before subtracting placement agent fees and legal expense.

Second Placement Agency Agreement with Dawson James Securities Inc.

On September 4, 2024, we entered into a second placement agency agreement (the “Second Placement Agency Agreement”) with Dawson James pursuant to which we engaged Dawson James as the placement agent for a registered public offering of 270,219 shares of our common stock at $16.50 per share or pre-funded warrants to purchase shares of our common stock (“Pre-Funded Warrants”) in lieu thereof at $16.47 per Pre-Funded Warrant, which is equal to the offering price per share of the common stock less the $0.03 per share exercise price of each Pre-Funded Warrant. In connection with this offering, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor to purchase the common stock and Pre-Funded Warrants.

The Pre-Funded Warrants are immediately exercisable and terminate when exercised in full.

We sold 102,613 shares of our common stock and Pre-Funded Warrants to purchase 167,607 shares of our common stock pursuant to this offering. This offering resulted in gross proceeds to the Company of approximately $4.45 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

As of the date of this filing all of the Pre-Funded Warrants have been exercised.

We paid a placement agent fee equal to 7.00% of the gross proceeds from the sale of the common stock and Pre-Funded Warrants in this Offering and reimburse the Placement Agent for certain out-of-pocket expenses not to exceed $125,000, including legal fees. In addition, we issued the Placement Agent warrants to purchase up to 13,511 shares of our common stock, which represented 5% of the aggregate number of securities sold in the Offering, with an exercise price of $20.63 per share and exercisable commencing 6 months from the closing of the offering and for five years thereafter.

Warrants

On July 2, 2025, the Company completed a public offering of Series H Convertible Preferred Stock and warrants to purchase additional shares of Series H Convertible Preferred Stock. In connection with the offering, the Company issued 660,000 shares of Series H Preferred Stock, each with a stated value of $25.00, and 660,000 warrants to purchase an equal number of Series H Preferred Shares at an exercise price of $25.00 per warrant. For the year ended December 31, 2025, 6,875 warrants expired in accordance with their original terms. These expirations included warrants held by institutional and accredited investors, as well as a limited number of board members and other holders. No warrants were exercised or cancelled during the period. All outstanding warrants are classified as equity on our Consolidated Balance Sheets.

Outstanding and exercisable warrants as of December 31, 2025, are presented below:

Warrants		Expiration
Outstanding	Exercise Price	Date
2,341	$56.25	2/27/29
1,834	$37.50	6/29/29
13,512	$20.70	9/4/29
660,000	$25.00	7/2/30
677,687

8. Stock-Based Compensation

2021 Incentive Plan

Our 2021 Equity Incentive Plan (the “2021 Plan”) authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock covering a total of 3,166,667 shares of our common stock. Options are granted at the fair value of our common stock on the date of grant and generally vest either immediately or over a period of up to three years from the date of grant and expire 10 years from the date of grant. As of December 31, 2025, 1,076,332 shares were reserved for issuance related to the 2021 Plan and 2,090,335 shares of our common stock remain available for awards.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

●	Expected dividend yield – zero based on the fact that we do not plan to issue dividends.
●	Expected volatility – based on our historical market price at consistent points in a period equal to the expected life of the options.
●	Risk-free interest rate – based on the U.S. Treasury yield curve in effect at the time of grant.
●	Expected life of options – based on the simplified method of estimating the expected life. Forfeitures are accounted for as they occur.

Assumptions used to estimate the fair value of stock options granted were as follows:

Granted in Period	High	Low	Weighted Average
Award/Strike Price	1.03	0.86	0.93
Market Price	0.93	0.86	0.92
Volatility	117.87%	117.79%	117.87%
Dividend Yield	0.00%	0.00%	0.00%
Expected Life	6.00 yrs	5.00 yrs	5.25 yrs
Risk Free Rate	3.82%	3.72%	3.74%

Unrecognized Stock-Based Compensation Costs

Total stock-based compensation related to stock options was $555,747 and $516,049 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was $208,004 of unrecognized stock-based compensation related to stock options, which is expected to be recognized over a weighted average period of three years.

Stock Option Activity

Stock option activity for the year ended December 31, 2025, was as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Term (In Years)	Intrinsic Value(1)
Outstanding at December 31, 2024	33,150	$142.71	6.72	$—
Granted	1,052,320	0.93	5.25	—
Forfeited	(9,138)	105.90	—	—
Outstanding at December 31, 2025	1,076,332	4.41	9.89	$—
Exercisable at December 31, 2025	812,332	5.54	9.87	—

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our common stock as of December 31, 2025, and 2024, respectively

Certain other information regarding our stock-based awards was as follows:

	2025	2024
Weighted average grant date fair value of stock options granted per share	$0.77	$11.46
Grant date fair value of stock options that vested	$819,842	$305,632

9. Retirement Plan

We have a defined contribution Simple Individual Retirement Arrangement plan which covers all employees and provides for a Company match of up to 3% of all employee compensation contributions to the plan. Total matching contributions for the years ended December 31, 2025, and 2024 were $11,156 and $27,325 respectively.

10. Income Taxes

Our income before provision for (benefit from) income taxes for the years ended December 31, 2025, and 2024 was as follows:

	2025	2024
Domestic	$(9,999,086)	$(10,594,939)
Australia	19,689	27,021
Loss before taxes	$(9,979,397)	$(10,567,918)

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The components of the provision for income taxes for the years ended December 31, 2025, and 2024 are as follows:

	2025	2024
Current - Australia	$(136,910)	$—
Deferred - Federal	2,010,443	(1,408,287)
Valuation Allowance	(2,010,443)	1,408,287
Total provision (deferred benefit) for income taxes	$(136,910)	$—

The Company is subject to taxation in the United States at both the federal level and within Florida. The company is not currently under any audit examination. The federal and state statute of limitations is still open to the extent of the net operating losses generated within each particular year. Generally, U.S. and Florida tax years beginning in 2022 and forward remain open to examination, while Australian Taxation Office review periods remain open for 2024 and subsequent tax years.

The Company had an effective tax rate of 1.37% and 0.00% for the years ended December 31, 2025, and 2024, respectively.

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 1 - Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, is as follows (in thousands, except for percentages):

	For the year ended
	December 31, 2025
U.S. federal statutory income tax rate	(2,096)	21.00%
State taxes[1], net of federal	0	0.00%
Australia
Statutory tax rate difference between Australia and United States	1	-0.05%
R&D tax incentive expenditure addback	112	-1.13%
FY24 tax provision true up	(78)	0.78%
Australian R&D incentive offset	(176)	1.76%
Change in valuation allowance	1,042	-10.42%
Expiring NOLS	742	-7.42%
Deferred only stock-based compensation adjustment	300	-3.00%
Other deferred only adjustments	14	-0.14%
Nontaxable or nondeductible items	2	-0.02%
Effective Tax Rate	(137)	1.36%

December 31, 2024
U.S. statutory rate	21.00%
Australia Tax	0.59%
State taxes, net of federal	3.80%
Change in valuation allowance	-19.29%
Nontaxable or nondeductible items	0.00%
Stock-based compensation	-0.47%
Issuance Costs	0.00%
Other permanent items, net	-0.01%
Change in tax rate	-5.62%
Effective Tax Rate	0.00%

[1]	Florida accounts for 100% of the tax effect in this category.

The Company did not make any income tax payments or receive any income tax refunds requiring disclosure under ASU 2023-09 for the year ended December 31, 2025.

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2025, and 2024:

	2025	2024
Deferred tax assets (liabilities):
Net operating loss carryforward	$40,114,803	$41,070,043
Accrued vacation	799	13,421
Non-qualified stock compensation	940,759	1,228,004
Capitalized Research & Development costs	2,940,435	3,694,354
In-process research and development	2,081,681	2,360,913
Intangibles	234,049	—
Total deferred tax assets	46,312,526	48,366,735
Less valuation allowance	(46,312,526)	(48,366,735)
Total net deferred tax asset, net of valuation allowance	$—	$—

At December 31, 2025, the Company has federal and state tax net operating loss carry forwards of $164,834,118 and $138,451,933, respectively.

Federal and Florida tax net operating loss carryforwards generated prior to December 31, 2017, will expire through 2038 and are not subject to taxable income limitations. Federal and Florida tax net operating loss carryforwards generated subsequent to December 31, 2017, do not expire but may be subject to 80% deduction limitation based upon pre-NOL deduction taxable income pursuant to the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company also has federal research and development tax credit carryforwards of $3,959,813, of which are included as an uncertain tax position. The federal tax credit carryforward will expire beginning in 2022 and continuing through 2044 unless utilized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that a full valuation allowance is required as of December 31, 2025, and 2024.

The utilization of the Company’s net operating loss carryforwards could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The bill does not materially impact the Company’s 2025 income tax provision.

For the years ended December 31, 2025, and 2024, the Company incurred $0 and $0, respectively, of additional unrecognized tax benefits that related to research and development credits. The entire amount of this unrecognized tax benefit, if recognized, would result in an increase to the deferred tax asset valuation allowance, and would not have an impact on the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2023	$4,169,354
Additions based on tax positions related to the current year	—
Reductions for the tax positions of prior years	(46,229)
Expired Tax Credits due to 20-year life	(81,431)
Balance as of December 31, 2024	$4,041,694
Additions based on tax positions related to the current year	—
Reductions for the tax positions of prior years	—
Expired Tax Credits due to 20-year life	(81,881)
Balance as of December 31, 2025	$3,959,813

Included in the balance at December 31, 2025, and 2024, are $3,959,813 and $4,041,694, respectively, of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s Condensed Consolidated Balance Sheets. During the years 2025, and 2024, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

11. Commitments and Contingencies

Ladenburg Thalmann Litigation

On December 7, 2022, the Company entered into an investment-banking engagement letter with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), which was subsequently amended several times (collectively, the “Engagement Letter”). The Company terminated the Engagement Letter effective August 15, 2023. Following termination, Ladenburg asserted that it was entitled to a fee in connection with the Company’s purchase of assets from Odyssey Health, Inc., and issued an invoice for $2,500,000. The Company disputed that no such fee was due. Related proceedings were also filed in the United States District Court for the Southern District of Florida.

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

12. Subsequent Events

Dissolution of Noachis Terra, Inc

Subsequent to December 31, 2025, the Company completed the dissolution of Noachis Terra, Inc., its wholly owned Delaware subsidiary in February 2026. Noachis Terra, Inc. had no material assets or operations as of December 31, 2025, and the dissolution did not have material impact on the Company’s consolidated financial statements.

Adjustment to Conversion Price of Series H Preferred Stock

The outstanding shares of Series H Preferred Stock are convertible into the number of shares of our common stock obtained by dividing the Stated Price of the shares to be converted by the Conversion Price. The Certificate of Designation for our Series H Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the current $2.50 Conversion Price on any unconverted Series H Preferred Stock to the price of future issuances by us (subject to certain exclusions). Effective as of March 14, 2025, as a result of the Company’s issuance of shares of Common Stock to Dawson James in payment of advisory fees pursuant to an Engagement Agreement dated as of March 14, 2025, at a price of $1.00 per share, the Conversion Price of the Series H Preferred Stock was reduced to $1.00.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	1/19/18

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	6/26/18

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.5	2/28/22

3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	1/23/23

3.7	Amendment to Articles of Incorporation for Certificate of Designation of Series F Convertible Preferred Stock	8-K	001-32188	3.1	12/8/23

3.8	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23

3.9	Certificate of Designation for Series H Preferred Stock	8-K	001-32188	3.1	7/2/2025

3.10	Bylaws	SB-2	333-100568	3.2	10/16/02

3.11	First Amendment to Bylaws	8-K	001-32188	3.1	6/9/10

3.12	Second Amendment to Bylaws	8-K	001-32188	3.1	8/24/10

3.13	Third Amendment to Bylaws	8-K	001-32188	3.9	2/28/22

4.1	Specimen Stock Certificate	8-K	001-32188	4.1	1/23/23

4.2	Form of Representative’s Warrants.	8-K	001-32188	4.1	3/1/24

4.3	Form of Placement Agent Warrant.	8-K	001-32188	4.1	6/26/24

4.4	Form of Placement Agent Warrant.	8-K	001-32188	4.2	9/5/24

4.5	Form of Series H Preferred Warrant	8-K	001-32188	4.1	7/2/25

4.6	Warrant Agency Agreement	8-K	001-32188	4.2	7/2/25

4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	2012 Equity Incentive Plan. +	8-K	001-32188	4.1	10/25/12

10.2	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.3	First Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.2	5/5/17

10.4	Second Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.3	12/29/17

10.5	Third Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.4	6/26/18

10.6	Fourth Amendment to 2012 Equity Incentive Plan. +	8-K	001-32188	4.5	6/21/19

10.7	Executive Employment Agreement between the Company and Janet Huffman dated effective March 8, 2023. +	8-K			3/8/23

10.8	Amendment to Executive Employment Agreement between the Company and Janet Huffman dated effective January 16, 2025+	8-K	001-32188	10.2	1/17/25

10.9	Executive Employment Agreement for Mr. Redmond dated December 28, 2023+	8-K	001-32188	10.1	12/29/23

10.10	2021 Equity Incentive Plan+	8-K	001-3288	10.1	2/28/22

10.11	First Amendment to 2021 Equity Incentive Plan. +	8-K	001-32188	4.2	12/15/23

10.12	Second Amendment to 2021 Equity Incentive Plan+	8-K	001-32188	4.3	12/16/24

10.13	Form Stock Option Award Agreement (Directors)+	8-K	001-3288	10.2	2/28/22

10.14	Form Stock Option Award Agreement (Employees)+	8-K	001-3288	10.3	2/28/22

10.15	Form Stock Option Award Agreement (Consultants)+	8-K	001-3288	10.4	2/28/22

10.16	At-the-Market Sales Agreement between the Company and Dawson James Securities Inc. Dated October 11, 2024	8-K	001-32188	1.1	10/15/24

10.17	Placement Agency Agreement dated, September 4, 2024, between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	9/5/24

10.18	Placement Agency Agreement dated June 25, 2024 between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	6/26/24

10.19	Form of Securities Purchase Agreement	8-K	001-32188	10.1	7/2/25

10.20	Placement Agency Agreement dated, July 1, 2025, between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.1	7/2/25

19.1	Insider Trading Policy					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of Cherry Bekaert LLP, an Independent Public Accounting Firm					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.					X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). **					X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). **					X

97.1	Clawback Policy	10-K	001-3288	97.1	3/29/24

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Executive management contract or compensatory plan or arrangement.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.