Form 10-Q
period 2026-03-31
ORAGENICS INC
filed 2026-05-08
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                   .

Commission File No. 001-32188

ORAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3410522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9015 Town Center Parkway, Suite 143

Lakewood Ranch, Florida 34202

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

As of May 7, 2026, there were 4,511,957 shares of common stock, par value $0.001 per share, outstanding.

ORAGENICS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,107,078	$4,399,726
Short-term investment	-	4,000,000
Interest receivable	-	53,082
Prepaid expenses and other current assets	1,382,558	1,614,956
Total current assets	7,489,636	10,067,764
Total assets	$7,489,636	$10,067,764
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,251,744	$1,559,011
Short-term notes payable, net of debt issuance costs	56,134	227,348
Total liabilities	1,307,878	1,786,359

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 428,291 Series H and 7,488,692 Series F outstanding at March 31, 2026, and 429,291 Series H and 7,488,692 Series F outstanding at December 31, 2025.	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 4,375,729 and 4,271,529 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	4,375	4,271
Additional paid-in capital	235,007,285	234,905,793
Accumulated deficit	(228,829,902)	(226,628,659)
Total stockholders’ equity	6,181,758	8,281,405
Total liabilities and stockholders’ equity	$7,489,636	$10,067,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Research and development	$645,470	$341,542
General and administrative	1,610,457	1,684,685
Total operating expenses	2,255,927	2,026,227
Loss from operations	(2,255,927)	(2,026,227)
Other income (expense):
Interest income	40,876	10,203
Interest expense	(3,727)	(199,127)
Foreign currency exchange net	(5,090)	(1,842)
Total other income (expense), net	32,059	(190,766)
Loss before income taxes	(2,223,868)	(2,216,993)
Income tax benefit	22,625	-
Net loss	$(2,201,243)	$(2,216,993)
Basic and diluted net loss per share	$(0.51)	$(3.65)
Weighted average shares outstanding, basic and diluted	4,300,980	607,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	4,271,529	$4,271	7,917,488	$-	$234,905,793	$(226,628,659)	$8,281,405
Compensation expense relating to options	-	-	-	-	17,386	-	17,386
Common stock issued for services	5,000	5	-	-	4,995	-	5,000
Sale of common stock	84,700	85	-	-	79,125	-	79,210
Conversion of Series H Preferred Shares into Common Stock	14,500	14	(1,000)	-	(14)	-	-
Net loss	-	-	-	-	-	(2,201,243)	(2,201,243)
Balances at March 31, 2026	4,375,729	$4,375	7,916,488	$-	$235,007,285	$(228,829,902)	$6,181,758

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	419,003	$419	7,488,197	$-	$216,573,868	$(216,786,172)	$(211,885)
Compensation expense relating to options	-	-	-	-	17,706	-	17,706
Compensation expense recapture relating to options	-	-	-	-	(86,470)	-	(86,470)
Sale of common stock	258,849	259	-	-	2,633,931	-	2,634,190
Conversion of prefunded warrants to common stock	37,990	38	-	-	1,102	-	1,140
Issuance of Series G Preferred Stock	-	-	1,000,000	-	-	-	-
Net loss	-	-	-	-	-	(2,216,993)	(2,216,993)
Balances at March 31, 2025	715,842	$716	8,488,197	$-	$219,140,137	$(219,003,165)	$137,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,201,243)	$(2,216,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and closing costs	-	192,859
Stock-based compensation expense	17,386	17,706
Stock-based compensation recapture expense	-	(86,470)
Common stock issued for services	5,000	-
Changes in operating assets and liabilities:
Income receivables	53,082	-
Prepaid expenses and other current assets	232,398	159,637
Accounts payable and accrued expenses	(307,267)	(178,829)
Net cash used in operating activities	(2,200,644)	(2,112,090)
Cash flows from investing activities:
Proceed from sale of short-term investments	4,000,000	-
Net cash provided by investing activities	4,000,000	-
Cash flows from financing activities:
Borrowings on short-term notes payable	-	2,228,563
Payments on short-term notes payable	(171,214)	(195,565)
Net proceeds from issuance of common stock	79,210	2,635,330
Net cash (used) provided by financing activities	(92,004)	4,668,328
Net increase in cash and cash equivalents	1,707,352	2,556,238
Cash and cash equivalents at beginning of period	4,399,726	864,840
Cash and cash equivalents at end of period	$6,107,078	$3,421,078
Supplemental disclosure of cash flow information:
Interest paid	$3,727	$6,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying condensed consolidated financial information of Oragenics, Inc. and its wholly-owned subsidiary Oragenics Australia Pty Ltd (collectively, the “Company”), is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the interim period presented have been included in consolidation. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Nature of Operations

Oragenics, Inc. (the “Company”) is a development-stage biopharmaceutical company dedicated to the research and development of nasally delivered pharmaceutical therapies targeting neurological conditions and infectious diseases. The Company is currently focused on advancing the development and commercialization of its lead product candidate, ONP-002, a novel formulation intended for the treatment of mild traumatic brain injury (“mTBI” or “concussion”). ONP-002 is being developed as a potential first-in-class therapeutic targeting the unmet medical need for effective concussion treatment. The Company is progressing ONP-002 through Phase IIa clinical trials in Australia, with U.S. Phase IIb trials planned to follow. The Company believes its intranasal delivery platform has potential applications across multiple neurological conditions.

Going Concern

Considering our recurring losses, accumulated deficit, and negative cash flows, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We have incurred operating losses and negative cash flow from operations since inception. To date, we have not generated significant revenues from our operations. We incurred a net loss of $2.2 million and used $2.2 million cash resources in operating activities during the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $228.8 million and cash and cash equivalents of $6.1 million.

We expect to continue to incur substantial expenses as we advance the development of ONP-002, our lead product candidate for the treatment of mild traumatic brain injury and explore potential acquisitions. Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, which forces companies to look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

Based on our lack of revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of March 31, 2026, we believe our current working capital will be sufficient to fund planned operations through December 31, 2026, depending on the timing and scope of our development activities and other strategic decisions. These factors raise substantial doubt regarding our ability to continue as a going concern.

We plan to pursue additional financing to mitigate liquidity risk; however, substantial doubt about our ability to continue as a going concern remains unless and until we obtain sufficient capital to fund operations beyond the current planning horizon. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If we are unable to raise sufficient capital in the future, we may be forced to delay, reduce, or eliminate our research and development programs and future acquisition and commercialization efforts, which would adversely affect our business prospects and ability to continue as a going concern. Based on these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.4 million as of March 31, 2026, compared to $1.6 million as of December 31, 2025. The decrease was primarily due to the timing of insurance premium financing related to our new policy renewals and advance payments related to research and development service agreements associated with the ONP-002 program.

The Company’s prepaid balances typically consist of insurance premiums, research and development service agreements, and other vendor advances aligned with ongoing clinical, manufacturing, and regulatory activities.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses totaled $1.3 million as of March 31, 2026, compared to $1.6 million as of December 31, 2025. The decrease was primarily attributable to the timing of vendor invoicing and payments and higher accrued research and development expenses related to ongoing ONP-002 program activities during the quarter.

These liabilities consist primarily of account payables to research and development vendors, payroll and benefits accruals, professional service fees, and other general corporate obligations.

Note 5. Short-Term Notes Payable

Short-term notes payable consisted of the following:

	March 31,	December 31,
	2026	2025
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$56,134	$227,348
Total short-term notes payable	$56,134	$227,348

Note 6. Stock-Based Compensation

2021 Equity Incentive Plan

Our 2021 Equity Incentive Plan (the “2021 Plan”) authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock covering a total of 3,166,667 shares of our common stock. Options are granted at the fair value of our common stock on the date of grant and generally vest either immediately or over a period of up to three years from the date of grant and expire 10 years from the date of grant. As of March 31, 2026, 1,076,312 shares were reserved for issuance related to the 2021 Plan and 2,090,355 shares of our common stock remain available for awards.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2026.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,076,332	$4.41	9.89	$—
Cancelled or expired	(20)	15,120
Outstanding at March 31, 2026	1,076,312	4.13	9.64	—
Exercisable at March 31, 2026	812,312	$5.17	9.63	$—

Unrecognized Stock-Based Compensation Costs

As of March 31, 2026, unrecognized stock-based compensation was $190,615, which will be recognized over an average expected recognition period of 2.75 years.

Note 7. Warrants

On July 2, 2025, the Company completed a public offering of Series H Convertible Preferred Stock and warrants to purchase additional shares of Series H Convertible Preferred Stock (“Series H Warrants”). In connection with the offering, the Company issued 660,000 shares of Series H Preferred Stock, each with a Stated Value of $25.00, and 660,000 warrants to purchase an equal number of Series H Preferred Shares at an initial exercise price of $25.00 per warrant.

The shares of Series H Preferred Stock (including those issuable upon exercise of the Series H Warrants) are convertible into the number of shares of our common stock obtained by dividing the Stated Value of the shares to be converted by the Conversion Price. The Certificate of Designation for our Series H Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the current $2.50 Conversion Price on any unconverted Series H Preferred Stock to the price of future issuances by us (subject to certain exclusions). Effective as of March 13, 2026, as a result of the Company’s issuance of shares of Common Stock to Dawson James in payment of advisory fees pursuant to an Engagement Agreement dated as of March 13, 2026, at a price of $1.00 per share, the Conversion Price of the Series H Preferred Stock was reduced to $1.00.

All outstanding warrants are classified as equity on our Consolidated Balance Sheets.

Outstanding and exercisable warrants as of March 31,2026, are summarized below.

Warrants Outstanding		Exercise Price	Expiration Date
2,341		$56.25	2/27/2029
1,834		$37.50	6/29/2029
13,512		$20.70	9/4/2029
660,000	(1)	$25.00	7/2/2030
677,687

(1)	Comprised of 660,000 Series H Warrants, which, upon exercise, will result in the issuance of 660,000 shares of Series H Convertible Preferred Stock, which, at the current Conversion Price of $1.00 per share and based on the Stated Value of $25 per share, are convertible into a total of 23,925,000 shares of common stock.

During the three months ended March 31, 2026, no warrants expired or were exercised or cancelled during the period.

Note 8. Shareholders’ Equity

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

On January 22, 2026, we amended the ATM Agreement to extend the term of the ATM Agreement.

In March 2026, we sold 84,700 shares pursuant to the ATM Agreement for net proceeds of $79,210 after commissions and expenses totaling $2,456 pursuant to our Registration Statement on Form S-3 (File No. 333-269225).

Subsequently, we filed a new shelf Registration Statement on Form S-3 (File No. 333- 292880), which allows the sale of up to $100,000,000 of securities. The new shelf Registration Statement was declared effective by the Securities and Exchange Commission on March 20, 2026. Prior to selling any further Shares under the ATM Agreement we will be required to file a prospectus supplement to the shelf Registration Statement that covers the Shares that remain to be sold pursuant to the ATM Agreement. Pursuant to General Instruction I.B.6 of Form S-3, we may not sell our securities in a public primary offering with a value exceeding one-third of our public float in any 12-month period unless our public float subsequently rises to $75.0 million or more.

Common Stock

On March 31, 2026, we had 4,375,729 shares of common shares issued and outstanding.

Series F Convertible Preferred Stock

In December 2023, we issued 8,000,000 shares of our Series F Convertible Preferred Stock in connection with our purchase of assets from Odyssey Health, Inc. (“Odyssey”). The Series F Convertible Preferred Stock is convertible into shares of our common stock in accordance with the Certificate of Designation for the Series F Convertible Preferred Stock. Upon issuance, 511,308 shares of Series F Convertible Preferred Stock were converted to 17,044 shares of our common stock. As of March 31, 2026, 7,488,692 shares of Series F Convertible Preferred Stock remain outstanding. Currently, such 7,488,692 shares of Series F preferred stock are convertible into 249,624 shares of our common stock, subject to the provisions and limitations contained in the Certificate of Designation for the Series F Convertible Preferred Stock, which provide that the following Subsequent Conversion Conditions must occur before such shares can be converted: (i) the Company must have applied for and been approved for initial listing on the NYSE American or another national exchange or shall have been delisted from the NYSE American, and (ii) if required by the rules of the NYSE American, the Corporation’s shareholder shall have approved any change of control that could be deemed to occur upon the conversion of the Series F Convertible Preferred Stock into Common Stock, based on the facts and circumstances existing at such time.

Series H Preferred Stock and Warrants

On July 2, 2025, the Company completed a public offering of Series H Convertible Preferred Stock and warrants to purchase additional shares of Series H Convertible Preferred Stock, resulting in gross proceeds of approximately $16.5 million and net proceeds of approximately $15.2 million, after deducting placement agent fees and offering expenses. In connection with the offering, the Company issued 660,000 shares of Series H Preferred Stock, each with a stated value of $25.00, and 660,000 warrants to purchase an equal number of Series H Preferred Shares at an exercise price of $25.00 per warrant. Each share of Series H Preferred Stock is convertible into Common Stock at an initial conversion price of $2.50 per share, subject to customary adjustments for stock splits, combinations, dividends, and similar events. The warrants are exercisable immediately and expire on July 2, 2030.

The shares of Series H Preferred Stock (including those issuable upon exercise of the Series H Warrants) are convertible into the number of shares of our common stock obtained by dividing the Stated Value of the shares to be converted by the Conversion Price. The Certificate of Designation for our Series H Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the current $2.50 Conversion Price on any unconverted Series H Preferred Stock to the price of future issuances by us (subject to certain exclusions). Effective as of March 13, 2026, as a result of the Company’s issuance of shares of Common Stock to Dawson James in payment of advisory fees pursuant to an Engagement Agreement dated as of March 13, 2026, at a price of $1.00 per share, the Conversion Price of the Series H Preferred Stock was reduced to $1.00.

The holders of our Series H Preferred Stock are entitled to receive cumulative dividends, payable in shares of Common Stock, at the rate per share of 9% per annum of the Stated Value per share from the date of issuance of such Preferred Stock until July 2, 2030 (the fifth anniversary of the date of closing of the Offering), provided, however, that dividends on shares of Series H Convertible Preferred Stock issued pursuant to the exercise of Series H Warrants shall accrue and be cumulative from the date of the exercise of such Series H Warrant. The dividends become payable in shares of Common Stock, (i) upon any conversion of the Preferred Stock, (ii) on each such other date as the Company’s board of directors may determine, subject to written consent of the holders of Preferred Stock holding a majority of the then issued and outstanding Preferred Stock, (iii) upon the Company’s liquidation, dissolution or winding up, and (iv) upon occurrence of a fundamental transaction, including any merger or consolidation, sale of all or substantially all of our assets, exchange or conversion of all of our Common Stock by tender offer, exchange offer or reclassification; provided, however, that if Preferred Stock is converted into shares of Common Stock at any time prior to July 2, 2030 (the fifth anniversary of the closing of the offering), the holder will receive a make-whole payment in an amount equal to all of the dividends that, but for the early conversion, would have otherwise accrued on the applicable shares of Preferred Stock being converted for the period commencing on the conversion date and ending on July 2, 2030 (the fifth anniversary of the date of closing of this offering), less the amount of all prior dividends paid on such converted Preferred Stock before the date of conversion. Make-whole payments are payable in shares of Common Stock. With respect to any dividends and make-whole payments paid in shares of Common Stock, the number of shares of Common Stock to be issued to a holder of Preferred Stock will be an amount equal to the quotient of (i) the amount of the dividend payable to such holder divided by (ii) the conversion price then in effect.

In the event of the Company’s liquidation, dissolution, or winding up, holders of the Preferred Stock will be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to shares of Common Stock immediately prior to such event, subject to the preferential rights of holders of any class or series of our capital stock specifically ranking by its terms senior to the Preferred Stock as to distributions of assets upon such event, whether voluntarily or involuntarily.

The holders of the Preferred Stock have no voting rights, except as required by law. There is no established public trading market for the Preferred Stock and the Company does not intend to list the Preferred Stock on any national securities exchange or nationally recognized trading system.

As of March 31, 2026, 428,291 shares of Series H Preferred Stock remained outstanding, and 1,000 shares had been converted into 14,500 shares of common stock. All conversions were made in accordance with the stated conversion terms, and no additional Series H warrants had been exercised as of the reporting date.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	1,076,312	25,663
Warrants	17,687	24,552
Common shares issuable upon conversion of Series F Preferred Stock	249,624	-
Common shares issuable upon conversion of warrants attached to Series H Preferred Stock	23,925,000	-
Common shares issuable upon conversion of Series H Preferred Stock	15,525,549	-
	40,794,172	50,215

Note 10. Commitments and Contingencies

No material legal proceedings are pending or known to be threatened against the Company as of the date of these financial statements.

Note 11. Subsequent Events

As of May 7, 2026, an aggregate of 3,758 shares Series H Preferred Stock were converted into 136,228 shares of Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026.

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

Overview

We are a development-stage biopharmaceutical company dedicated to the research and development of nasal delivery pharmaceutical therapies targeting neurological conditions; delivered with our novel and proprietary intranasal drug delivery device. The Company is currently focused on advancing the development and commercialization of its lead product candidate, ONP-002. Our lead product, ONP-002, is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and we believe it can cross the blood-brain barrier with the goal of rapidly eliminating swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

Our ONP-002 Neurology Asset for Brain Related Illness and Injury

Our lead product and focus are on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

ONP-002, together with our other neurology assets, are referred to herein as the Neurology Assets. To date, ONP-002 has been shown to be stable up to 104 degrees for 18 months. The drug candidate is manufactured into a powder and filled into our novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and easy to use in the field.

We believe the proprietary powder formulation and intranasal administration through our proprietary device allows for rapid and direct accessibility to the brain. The device is breath propelled and is designed to allow patients to blow into the device which closes the soft palate in the back of the nasopharynx, preventing the flow of drug to the lungs or esophagus, minimizes system exposure and side effects, and effectively crosses the blood brain barrier. This mechanism is designed to trap ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain.

On April 20, 2026, we announced that 2 patients and 8 study drug doses have been administered in our ongoing Phase IIa clinical trial evaluating ONP-002. Enrollment is progressing at Mackay Base Hospital in Queensland, Australia, the first activated site in the trial, with additional sites completing final activation steps.

Traumatic brain injury represents a significant neurological condition without an FDA-approved pharmacological treatment. According to the CDC, an estimated 1.7 to 3.8 million people in the U.S. experience traumatic brain injuries annually, with sports and recreational activities among the leading causes.1 Globally, an estimated 69 million individuals sustain traumatic brain injuries each year. Despite this scale, no pharmacological treatments have been approved — leaving patients, military personnel, athletes, and families without FDA-approved effective options beyond rest and symptom management. If approved by the FDA, ONP-002 would be the first and only pharmacological standard of care for a global concussion market projected to reach over $9 billion by 2030.2

Our Phase IIa trial is designed to enroll 40 patients who meet enrollment criteria based on CT scan findings, presenting symptoms, and emergency room or hospital admission. Patients receive first dosing within 12 hours of concussion, followed by continued treatment for up to 30 days. We believe early enrollment activity reflects both strong site readiness and the significant unmet clinical need in this patient population.

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a clinical trials	U.S. based clinical trials	U.S. based additional clinical trials
Complete	Complete	Q1 2026 started	Estimated Q1/Q2 2027 start	Estimated Q1/Q2 2028 start

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

Recent Developments

On May 7, 2026, we announced that we had entered into a Letter of Intent (“LOI”) under which we expect to license from Sigyn Therapeutics, Inc. (“Sigyn”) certain disease indications of CardioDialysis™, a blood purification technology that enables the broad-spectrum clearance of inflammatory and pathogenic molecules from the bloodstream.  Under the terms of the proposed license agreement, we would receive an exclusive license from Sigyn to develop and commercialize CardioDialysis™ for the treatment of Traumatic Brain Injury (TBI) and other chronic neurodegenerative diseases.  The proposed transaction terms set forth in the  LOI include that: (i)  we expect to issue 3,250,000 shares of a new class of restricted preferred stock to Sigyn, convertible into common shares, (ii) we expect to pay a three percent (3%) royalty on revenue from sales of the licensed technology following FDA market clearance, for a period of six years from the date of first commercial sale per approved indication and country, (iii)  the closing is expected to occur within 90 days from the effective date of the LOI, subject to completion of due diligence, board approvals, an independent third-party valuation, and other customary closing conditions, and (iv) Sigyn has agreed not to license the CardioDialysis™ technology to third parties for the proposed Target Markets during the exclusivity period.

The LOI is non-binding except for certain provisions including exclusivity, confidentiality, and governing law. The completion of a definitive agreement remains subject to due diligence satisfactory to us, board approvals by both companies, NYSE American continued listing compliance, and other customary closing conditions.  Although the LOI provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the proposed transaction. The consummation of the proposed transaction remains subject to due diligence and the negotiation, execution and delivery of a definitive license agreement and the satisfaction or waiver of applicable closing conditions. There can be no assurance that any definitive agreements will be entered into or that the proposed transaction will be consummated on the terms described therein or at all.

Recent Funding

Stock Sale

In March 2026, we sold 84,700 shares pursuant to our ATM Agreement with Dawson James for net proceeds of $79,210. See Note 8 of Notes to Consolidated Financial Statements.

Promissory Note

As of March 31, 2026, the Company had no outstanding promissory notes during the quarter.

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three months ending March 31, 2026, there were no significant changes to our significant accounting policies and estimates as described in Note 2. Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026.

1 American Association of Neurological Surgeons; Sports Related Head Injury / CDC TBI Data

2 Grand Market Research; Concussion Market (2025–2030)

Future Capital Requirements

Our capital requirements for 2026 and beyond will depend on numerous factors, including the success of our research and development efforts, the progress of our ONP-002 program, and our ability to secure strategic partnerships acquisitions and licensing arrangements to support our pipeline.

We expect to incur substantial expenditures to further develop our neurology assets and to pursue strategic partnerships, acquisitions and licensing arrangements, including increased cost related to research, nonclinical testing, clinical trials, regulatory submissions, and the ongoing requirements of being a public company. Additional capital will still be required to complete planned clinical trials, regulatory filings, and any future commercialization efforts. Subject to our ability to raise additional capital, we plan to continue advancing the ONP-002 toward Phase II clinical trials and further IND-enabling work.

To support these activities, we may seek additional equity and debt financing, as well as strategic alliances, joint ventures, licensing agreements, or other business arrangements that could generate sufficient capital to sustain our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If we are unable to raise sufficient capital in the future, we may be forced to delay, reduce, or eliminate our research and development programs and future acquisition and commercialization efforts, which would adversely affect our business prospects and ability to continue as a going concern.

As of March 31, 2026, we had $6.1 million in cash and cash equivalents. We believe this capital will allow us to fund our current operating plan through the end of 2026, depending on the timing and scope of our development activities and other strategic decisions.

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

Due to uncertainties associated with clinical development, regulatory approval timelines, and partnership negotiations, we cannot precisely estimate our future capital requirements. However, our needs will depend on many factors, including but not limited to:

●	Conducting Phase II trials and filing an IND for ONP-002, including potential Phase III Trial planning;
●	Identification and preparation of clinical sites;
●	The number and development paths of product candidates we pursue;
●	The scope, cost, and results of our preclinical and clinical programs;
●	Timing and cost of obtaining regulatory approvals;
●	Our pursuit and our ability to secure and maintain strategic partnerships and licensing deals;
●	Our performance under existing agreements, including potential milestone or royalty payments;
●	Patent prosecution, enforcement, and potential litigation; and
●	The timing and revenue, if any, from future product sales and royalties.

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

For the three months ended March 31, 2026, and 2025, we did not generate any revenue. Our segment asset measure is reported on the consolidated balance sheet and total assets.

Results of Operations

We do not currently sell or market any products and did not generate any revenue for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2026	2025
Research and development	$645,470	$341,542	$303,928	88.99%
General and administrative	1,610,457	1,684,685	(74,228)	(4.41)%
Total operating expenses	2,255,927	2,026,227	229,700	11.34%
Loss from operations	(2,255,927)	(2,026,227)	(229,700)	(11.34)%

Other income (expense):
Interest income	40,876	10,203	30,673	300.63%
Interest expense	(3,727)	(199,127)	195,400	(98.13)%
Foreign currency exchange, net	(5,090)	(1,842)	(3,248)	(176.33)%
Total other income (expense), net	32,059	(190,766)	222,825	(116.81)%
Loss before income taxes	(2,223,868)	(2,216,993)	(6,875)	0.31%
Income tax benefit	22,625	-	22,625	100.00%
Net loss	$(2,201,243)	$(2,216,993)	$15,750	(0.71)%

Research and Development

For the three months ended March 31, 2026, research and development (“R&D”) expenses were $645,470, compared to $341,542 for the same period in 2025, representing an increase of $303,928, or 88.9%.

The increase was primarily driven by higher external professional and consulting costs associated with regulatory, clinical, and program advancement activities for the Company’s ONP-002 concussion program, including clinical-site preparation, regulatory documentation, and pre-trial development activities. These increases were partially offset by lower personnel-related costs and reduced spending on legacy or non-core development programs.

Subject to our ability to raise additional capital, the Company expects R&D expenses to increase in future periods as it advances the ONP-002 program, including initiating a Phase IIa clinical trial in Australia, conducting IND-enabling activities to support a Phase IIb trial in the United States, and scaling manufacturing of clinical trial material.

General and Administrative

For the three months ended March 31, 2026, general and administrative (“G&A”) expenses were $1,610,457, compared to $1,684,685 for the same period in 2025, representing a decrease of $74,228, or 4.4%.

The decrease was primarily driven by lower patent-related expenses, which declined by approximately $422,266 compared to the prior-year period. Salaries and benefits also decreased by approximately $83,289 due to reduced headcount. These decreases were partially offset by higher legal and professional fees, which increased by approximately $52,621, reflecting greater use of external advisors and consultants, as well as increased investor-relations expenses of approximately $26,351 related to ongoing shareholder communications and public-company activities.

We expect general and administrative expenses to remain relatively consistent, with potential increases driven by legal, regulatory, and public-company compliance requirements, as well as continued investor-relations activities supporting the Company’s strategic initiatives.

Other Income (Expense)

For the three months ended March 31, 2026, total other income was $32,059, compared to total other expense of $190,766 for the same period in 2025. The change was primarily driven by a significant decrease in interest expense of approximately $195,400 related to prior-year financing activities, as well as an increase in interest income of approximately $30,673 due to higher average cash balances. These favorable changes were partially offset by higher foreign currency exchange losses compared to the prior-year period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in public and private offerings, debt financing, and warrants exercises. As of March 31, 2026, we had an accumulated deficit of $228.8 million and have not yet achieved profitability. We incurred a net loss of $2.2 million for the three months ended March 31, 2026, and $9.8 million for the year ended December 31, 2025. We expect to continue incurring significant operating losses as we advance the development of our Neurology Assets, including ONP-002, through regulatory and clinical stages toward potential commercialization.

The following table sets forth our primary sources and uses of cash:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,200,644)	$(2,112,090)
Net cash provided by investing activities	4,000,000	-
Net cash (used) provided by financing activities	(92,004)	4,668,328
Net increase in cash and cash equivalents	$1,707,352	$2,556,238

Operating Activities

Cash used in operating activities for the three months ended March 31, 2026, and 2025 was $2.2 million and $2.1 million, respectively. In both periods, cash used in operations primarily reflected the Company’s net losses adjusted for non-cash charges and changes in working capital accounts.

For the three months ended March 31, 2026, non-cash adjustments were minimal and included stock-based compensation expense of $17,386 and $5,000 of common stock issued for services. In contrast, the prior-year period included $192,859 of amortization of debt discount and closing costs and a stock-based compensation recapture of $86,470, which did not recur in 2026.

Changes in operating assets and liabilities were a primary driver of operating cash flows in the current period, including a $232,398 increase in prepaid expenses and other current assets and a $53,082 increase in income receivables, partially offset by a $307,267 decrease in accounts payable and accrued expenses, reflecting the timing of vendor payments.

The increase in cash used in operating activities year over year was primarily attributable to these working capital changes and the absence of prior-year non-cash financing-related adjustments.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026, primarily consisted of proceeds from the maturity of a short-term certificate of deposit totaling $4,000,000. The Company also recognized $40,876 of interest income associated with this investment.

There were no comparable investment activities during the three-month ended March 31, 2025. The increase in cash inflows reflects the liquidation of short-term investments in the current period as the Company redeployed cash into operating activities.

Financing Activities

Net cash used in financing activities was $92,004 for the three months ended March 31, 2026, compared to net cash provided by financing activities of $4,668,328 for the same period in 2025.

Financing activities during the three months ended March 31, 2026, primarily consisted of $79,210 in net proceeds from the issuance of common stock, offset by $171,214 in repayments of short-term notes payable.

In contrast, financing activities for the three months ended March 31, 2025, were driven by $2.6 million in net proceeds from the issuance of common stock and $2.2 million in borrowings under short-term notes payable, partially offset by $195,565 in repayments of such borrowings.

The year-over-year decrease in financing cash inflows reflects the absence of significant equity raises and borrowing activity in the current period compared to the prior-year period.

Short-Term Notes Payable

Short-term notes payable consisted of the following:

	March 31,	December 31,
	2026	2025
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$56,134	$227,348
Total short-term notes payable	$56,134	$227,348

Inflation

Inflation may impact the cost of services and supplies used in our operations, including professional services, insurance premiums, and research-related vendor agreements. Increases in wages, employee benefits, and regulatory compliance costs may continue to exert upward pressure on operating expenses. However, because we are currently in the development stage and do not maintain significant manufacturing operations or large-scale procurement of raw materials, we have not experienced material inflationary effect on our operating results. For the three-month period ending March 31, 2026, and 2025, inflation has not had a material impact on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

Not Applicable.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks that we face. If any of the identified risks occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 16, 2026. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

The Certificate of Designation for our Series H Convertible Preferred Stock (the “Series H Preferred Stock”) contains anti-dilution provisions that may result in the reduction of the Conversion Price for the Series H Preferred Stock in the future. This feature may result in an indeterminate number of shares of Common Stock being issued upon conversion.

The Certificate of Designation for our Series H Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the initial $2.50 Conversion Price on any unconverted Series H Preferred Stock to the purchase price of future offerings by us (subject to certain exclusions). If in the future we issue securities for less than the Conversion Price of our Series H Preferred Stock, we will be required to reduce the relevant Conversion Price of any unconverted Series H Preferred Stock, which will result in a greater number of shares of Common Stock being issuable upon conversion, which in turn will have a greater dilutive effect on our shareholders. In addition, as there is no floor price on the Conversion Price, we cannot determine the total number of shares issuable upon conversion. As such, it is possible that we will not have sufficient available shares to satisfy the conversion of the Series H Preferred Stock if we enter into a future transaction that results in the further reduction of the Conversion Price. If we do not have sufficient available shares for any Series H Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time-consuming and expensive. The potential for such Conversion Price adjustments may depress the price of our Common Stock regardless of our business performance, and, as a result, we may find it more difficult to raise additional equity capital while our Series H Preferred Stock is outstanding.

On March 14, 2026, the Company issued shares of its common stock at a price below the then-current conversion price of the Series H Preferred Stock. As a result, pursuant to the anti-dilution provisions contained in the Certificate of Designation, the conversion price of the Series H Preferred Stock was adjusted to $1.00 per share.

We will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business.

Developing and commercializing biopharmaceutical products, including Phase 2 work for our ONP-002 product candidate and conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. Our current cash, cash equivalents and short-term investments are not sufficient to fully implement our business strategy and sustain our operations. Our auditor has expressed substantial doubt about our ability to continue as a going concern. We anticipate we will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements. However, our recently completed Series H Preferred Stock offering and the anti-dilution protection contained in the Series H Preferred Stock’s Certificate of Designation, as well as our auditor’s substantial doubt about our ability to continue as a going concern, may depress the price of our Common Stock regardless of our business performance and may make it more difficult for us to raise or obtain additional financing. Furthermore, even if we are able to obtain additional financing, it may not be on favorable terms and, if such financing is undertaken at a price below the Conversion Price of our Series H Preferred Stock, it will trigger the anti-dilution protection in our Series H Preferred Stock’s Certificate of Designation, as discussed above, which in turn may result in a greater number of shares of Common Stock being issued upon conversion of our Series H Preferred Stock, which in turn will have a greater dilutive effect on our shareholders and may make it more difficult to raise additional capital. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete existing nonclinical and planned clinical trials, undertake acquisitions or licensing or joint venture arrangements, or obtain approval of our product candidates from the FDA and other regulatory authorities, and, absent sufficient additional financing, we may be unable to remain a going concern.

The market price of our Common Stock may never exceed the Conversion Price of the Series H Preferred Stock.

The warrants we issued in connection with the Series H Preferred Stock offering (the “Series H Warrants”) become exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the Series H Warrants is $25 per share of Series H Preferred Stock. Upon exercise, a holder will be required to pay us the exercise price per share in cash and in exchange will receive shares of our Series H Preferred Stock with a stated value of $25. Such shares of Preferred Stock are currently convertible into shares of Common Stock at the Conversion Price of $1.00. The number of shares of Common Stock into which each share of Preferred Stock is convertible into is determined by dividing the stated value by the Conversion Price. Thus, if the Conversion Price is $1.00, each share of Series H Preferred Stock, exclusive of dividends, is convertible into approximately 25 shares of Common Stock. If the market price of our Common Stock is below the Conversion Price, the holder of the Warrant may elect not to exercise the Warrant until the market price of our Common Stock increases. However, the market price of our Common Stock may never exceed the Conversion Price prior to the expiration of the Warrants. As a result, the holders of our Warrants may elect not to ever exercise their Warrants. We will not receive any additional proceeds in connection with unexercised Warrants, which likely will result in our needing to raise additional capital sooner than if some or all of the Warrants are exercised, of which there can be no assurances. Any Warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the Warrant holder.

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

We have undertaken, and expect to continue pursuing, strategic acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets, such as our acquisition of our neurology assets. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not succeed in completing targeted transactions, including as a result of the market becoming increasingly competitive, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions. We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100% of the equity. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims, and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. For example, the Company was recently served with a complaint for a pure bill of discovery in a state court in Tallahassee, Florida. The Complaint was initiated by the inventor of the Company’s technology and former consultant. The Complaint seeks access to certain company documents relating to the Company’s purchase of the technology from Odyssey, among other information. While no claims are being made in the Complaint the Company expects to vigorously contest the matter and there can be no assurances that the company will prevail on preventing such discovery and if not whether or not further actions could be commenced against the company. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. We also periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.

We may not be able to successfully consummate the transaction contemplated by the Sigyn Letter of Intent.

On May 7, 2026, we announced that we had entered into a Letter of Intent (“LOI”) under which we expect to license from Sigyn Therapeutics, Inc. (“Sigyn”) certain disease indications of CardioDialysis™, a blood purification technology that enables the broad-spectrum clearance of inflammatory and pathogenic molecules from the bloodstream.  Under the terms of the proposed license agreement, we would receive an exclusive license from Sigyn to develop and commercialize CardioDialysis™ for the treatment of Traumatic Brain Injury (TBI) and other chronic neurodegenerative diseases.  The proposed transaction terms set forth in the  LOI include that: (i)  we expect to issue 3,250,000 shares of a new class of restricted preferred stock to Sigyn, convertible, (ii) we expect to pay a three percent (3%) royalty on revenue from sales of the licensed technology following FDA market clearance, for a period of six years from the date of first commercial sale per approved indication and country, (iii)  the closing is expected to occur within 90 days from the effective date of the LOI, subject to completion of due diligence, board approvals, an independent third-party valuation, and other customary closing conditions, and (iv) Sigyn has agreed not to license the CardioDialysis™ technology to third parties for the proposed Target Markets during the exclusivity period. The LOI is non-binding except for certain provisions including exclusivity, confidentiality, and governing law. The completion of a definitive agreement remains subject to due diligence satisfactory to us, board approvals by both companies, NYSE American continued listing compliance, and other customary closing conditions.  Although the LOI provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the proposed transaction. The consummation of the proposed transaction remains subject to due diligence and the negotiation, execution and delivery of a definitive license agreement and the satisfaction or waiver of applicable closing conditions. There can be no assurance that any definitive agreements will be entered into or that the proposed transaction will be consummated on the terms described therein or at all.  The closing of the transaction is subject to various closing conditions, including without limitation the following: (1) due diligence satisfactory to the Company, (2) both companies shall have obtained its shareholders’ approval; (3) NYSE American continued listing compliance; and (4) other customary closing conditions. There can be no assurances that the conditions to consummate the transaction contemplated by the Sigyn LOI will be satisfied or that we will be able to successfully consummate a transaction.

The issuance of additional equity securities by us in the future associated with the transaction contemplated by the Sigyn LOI would result in dilution to our existing common shareholders.

In connection with the transaction contemplated by the Sigyn LOI, we may issue 3,250,000 shares of a new series of our Preferred Stock, convertible into 3,250,000 shares of Common Stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future in connection with the LOI could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. The terms of the new series of our preferred stock are subject to further negotiation and may be issued without action or vote of our shareholders, except where shareholder approval may be required by law or the rules of any exchange on which our shares are listed. To the extent we are able to conclude the transaction contemplated by the LOI, the issuance of such new series of Preferred Stock convertible into common stock would result in significant dilution to our existing common shareholders.  Such issuance could adversely affect the market price of our common stock and impair our ability to raise additional capital through future equity financings.

21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of March 13, 2026, the Company issued 5,000 shares of Common Stock to Dawson James in payment of advisory fees pursuant to an Engagement Agreement dated as of March 13, 2026, at a price of $1.00 per share. The Company relied upon the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, and Rule 506(b) promulgated thereunder.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

(c) During the quarter ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith, and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	01/19/18
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	06/26/18
3.5	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.5	02/28/22
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	01/23/23
3.7	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23
3.8	Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	05/28/25
3.9	Certificate of Designation for Series H Preferred Stock	8-K	001-32188	3.1	07/02/25
3.10	Bylaws	SB-2	333-100568	3.2	10/16/02
3.11	First Amendment to Bylaws	8-K	001-32188	3.1	06/09/10
3.12	Second Amendment to Bylaws	8-K	001-32188	3.1	08/24/10
3.13	Third Amendment to Bylaws	8-K	001-32188	3.9	02/28/22
4.1	Form of Series H Preferred Warrant.	8-K	001-32188	4.1	07/02/25
4.2	Warrant Agency Agreement.		001-32188	4.2	07/02/25
10.1	Form of Securities Purchase Agreement	8-K	001-32188	10.1	07/02/25
10.2	Amendment to Sales Agreement, dated January 22, 2026, between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.2	01/22/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to Section 1350					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

22

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 8, 2026.

ORAGENICS, INC.

By:	/s/ Janet Huffman
Janet Huffman
Chief Financial Officer, Secretary, Treasurer, President, Chief Executive Officer
(Principal Financial and Accounting Officer and Principal Executive Officer)

23