Form 10-Q
period 2026-06-30
ORAGENICS INC
filed 2026-08-13
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 4,511,957 shares of common stock, par value $0.001 per share, outstanding.

ORAGENICS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,864,184	$4,399,726
Short-term investment	-	4,000,000
Interest receivable	-	53,082
Prepaid expenses and other current assets	1,628,317	1,614,956
Total current assets	5,492,501	10,067,764
Total assets	$5,492,501	$10,067,764
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,821,867	$1,559,011
Short-term notes payable, net of debt issuance costs	-	227,348
Total liabilities	1,821,867	1,786,359

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 424,533 Series H and 7,488,692 Series F outstanding at June 30, 2026, and 429,291 Series H and 7,488,692 Series F outstanding at December 31, 2025.	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 4,511,957 and 4,271,529 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	4,512	4,271
Additional paid-in capital	235,024,731	234,905,793
Accumulated deficit	(231,358,609)	(226,628,659)
Total stockholders’ equity	3,670,634	8,281,405
Total liabilities and stockholders’ equity	$5,492,501	$10,067,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	1,176,627	449,679	1,822,097	791,221
General and administrative	1,415,901	1,264,523	3,026,358	2,949,208
Total operating expenses	2,592,528	1,714,202	4,848,455	3,740,429
Loss from operations	(2,592,528)	(1,714,202)	(4,848,455)	(3,740,429)
Other income (expense):
Interest income	30,026	16,793	70,902	26,996
Interest expense	(414)	(572,310)	(4,141)	(771,437)
Foreign currency exchange net	(12,168)	(2,316)	(17,258)	(4,158)
Total other (expense) income, net	17,444	(557,833)	49,503	(748,599)
Loss before income taxes	(2,575,084)	(2,272,035)	(4,798,952)	(4,489,028)
Income tax (expense) benefit	46,377	-	69,002	-
Net loss	(2,528,707)	$(2,272,035)	$(4,729,950)	$(4,489,028)
Basic and diluted net loss per share	(0.57)	(3.10)	(1.08)	(6.62)
Weighted-average shares outstanding, basic and diluted	4,428,566	731,817	4,391,398	677,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2025	4,271,529	$4,271	7,917,488	$-	$234,905,793	(226,628,659)	$8,281,405
Compensation expense relating to options	-	-	-	-	17,386	-	17,386
Common stock issued for services	5,000	5	-		4,995		5,000
Sale of common stock	84,700	85	-		79,125		79,210
Conversion of Series H Preferred Shares into Common Stock	14,500	14	(1,000)	-	(14)	-	-
Net loss	-	-	-	-	-	(2,201,243)	(2,201,243)
Balance at March 31, 2026	4,375,729	4,375	7,916,488	-	235,007,285	(228,829,902)	6,181,758
Correction of previously reported preferred shares outstanding	-	-	495	-	-	-	-
Compensation expense relating to options	-	-	-	-	17,583	-	17,583
Conversion of Series H Preferred Shares into Common Stock	136,228	137	(3,758)	-	(137)	-	-
Net loss	-	-	-	-	-	(2,528,707)	(2,528,707)
Balances at June 30, 2026	4,511,957	$4,512	7,913,225	$-	$235,024,731	$(231,358,609)	$3,670,634

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	419,003	$419	7,488,692	$-	$216,573,868	(216,786,172)	$(211,885)
Compensation expense relating to options	-	-	-	-	17,706	-	17,706
Compensation expense recapture relating to options	-	-	-	-	(86,470)	-	(86,470)
Sale of common stock	258,849	259	-		2,633,931		2,634,190
Conversion of prefunded warrants to common stock	37,990	38	-	-	1,102	-	1,140
Issuance of Series G Preferred Stock	-	-	1,000,000	-	-	-	-
Net loss	-	-	-	-	-	(2,216,993)	(2,216,993)
Balances at March 31, 2025	715,843	716	8,488,692	-	219,140,137	(219,003,165)	137,688
Reverse split fractional shares issued	107,084	$107			(107)		-
Compensation expense relating to options	-	-	-	-	6,779	-	6,779
Compensation expense recapture relating to options	-	-	-	-	(147)	-	(147)
Cancellation of Series G Preferred Stock	-	-	(1,000,000)	-	-	-	-
Net loss	-	-	-	-	-	(2,272,035)	(2,272,035)
Balances at June 30, 2025	822,927	823	7,488,692	-	219,146,662	(221,275,200)	(2,127,715)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(4,729,950)	$(4,489,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and closing costs	-	771,437
Stock-based compensation expense	34,969	24,485
Stock-based compensation recapture expense	-	(86,617)
Common stock issued for services	5,000	-
Changes in operating assets and liabilities:
Interest receivable	53,082	-
Prepaid expenses and other current assets	(13,361)	441,707
Accounts payable and accrued expenses	262,856	(88,444)
Net cash used in operating activities	(4,387,404)	(3,426,460)
Cash flows from investing activities:
Proceeds from sale of short-term investments	4,000,000	-
Net cash provided by investing activities	4,000,000	-
Cash flows from financing activities:
Borrowings on short-term notes payable	-	2,228,563
Payments on short-term notes payable	(227,348)	(328,528)
Net proceeds from issuance of common stock	79,210	2,635,330
Net cash (used) provided by financing activities	(148,138)	4,535,365
Net changes in cash and cash equivalents	(535,542)	1,108,905
Cash and cash equivalents at beginning of period	4,399,726	864,840
Cash and cash equivalents at end of period	$3,864,184	$1,973,745
Supplemental disclosure of cash flow information:
Interest paid	$4,141	$7,860

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have incurred operating losses and negative cash flow from operations since inception. To date, we have not generated significant revenues from our operations. We incurred a net loss of $4.7 million and used $4.4 million cash resources in operating activities during the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $231.4 million and cash and cash equivalents of $3.9 million.

Subject to our ability to raise additional capital, of which there can be no assurances, we expect to continue to incur substantial expenses as we advance the development of ONP-002, our lead product candidate for the treatment of mild traumatic brain injury and explore potential acquisitions. Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, as a result of which companies frequently look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

Based on our lack of revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of June 30, 2026, we believe our current working capital will be sufficient to fund planned operations through December 31, 2026, depending on the timing and scope of our development activities and other strategic decisions. These factors raise substantial doubt regarding our ability to continue as a going concern.

We plan to pursue additional financing to mitigate liquidity risk; however, substantial doubt about our ability to continue as a going concern remains unless and until we obtain sufficient capital to fund operations beyond the current planning horizon. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If we are unable to raise sufficient capital in the future, we may be forced to delay, reduce, or abandon our research and development programs and future acquisition and commercialization efforts, which would adversely affect our business prospects and ability to continue as a going concern. Based on these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.6 million as of June 30, 2026, compared to $1.6 million as of December 31, 2025. While the overall balance remained relatively consistent during the period, the composition of prepaid expenses changed primarily due to the timing of insurance premium financing associated with annual policy renewals and advance payments of research and development service agreements supporting the ONP-002 program.

The Company’s prepaid balances primarily consist of insurance premiums, research and development service agreements, and other vendor advances associated with ongoing clinical, manufacturing, and regulatory activities.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses totaled $1.8 million as of June 30, 2026, compared to $1.6 million as of December 31, 2025. The increase was primarily attributable to the timing of vendor invoicing and payments and higher accrued research and development expenses related to ongoing ONP-002 program activities during the quarter.

These liabilities consist primarily of accounts payable to research and development vendors, payroll and benefits accruals, professional service fees, and other general corporate obligations.

Note 5. Short-Term Notes Payable

Short-term notes payable consisted of the following:

	June 30, 2026	December 31, 2025
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$-	$227,348
Total short-term notes payable	$-	$227,348

Subsequent to June 30, 2026, the Company renewed its annual commercial insurance program and entered into a premium financing agreement in the ordinary course of business. Under the agreement, approximately $504,664 of insurance premiums were financed and are payable in monthly installments through April 2027.

Note 6. Stock-Based Compensation

2021 Equity Incentive Plan

Our 2021 Equity Incentive Plan (the “2021 Plan”) authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock covering a total of 3,166,667 shares of our common stock. Options are granted at the fair value of our common stock on the date of grant and generally vest either immediately or over a period of up to three years from the date of grant and expire 10 years from the date of grant. As of June 30, 2026, 1,076,312 shares were reserved for issuance related to the 2021 Plan and 2,090,355 shares of our common stock remain available for awards.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2026.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,076,332	$4.41	9.89	$—
Cancelled or expired	(20)	15,120
Outstanding at June 30, 2026	1,076,312	4.13	9.39	—
Exercisable at June 30, 2026	812,312	$5.17	9.38	$—

Unrecognized Stock-Based Compensation Costs

As of June 30, 2026, unrecognized stock-based compensation related to unvested stock options was approximately $173,034, which will be recognized over an average expected recognition period of 2.5 years.

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

All outstanding warrants are classified as equity on our Consolidated Balance Sheets.

Outstanding and exercisable warrants as of June 30,2026, are summarized below.

Warrants Outstanding		Exercise Price	Expiration Date
2,341	(1)	$56.25	2/27/2029
1,834	(1)	$37.50	6/29/2029
13,512	(1)	$20.70	9/4/2029
660,000	(2)	$25.00	7/2/2030
677,687

(1)	Represents warrants to purchase common stock, with each such warrant exercisable into one share of common stock.
(2)	Comprised of 660,000 Series H Warrants, which, upon exercise, will result in the issuance of 660,000 shares of Series H Convertible Preferred Stock, which, at the current Conversion Price of $1.00 per share and based on the Stated Value of $25 per share, are convertible into a total of 23,925,000 shares of common stock.

During the six months ended June 30, 2026, no warrants expired or were exercised or cancelled during the period.

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

Common Stock

On June 30, 2026, we had 4,511,957 shares of common shares issued and outstanding.

Series F Convertible Preferred Stock

In December 2023, we issued 8,000,000 shares of our Series F Convertible Preferred Stock in connection with our purchase of assets from Odyssey Health, Inc. (“Odyssey”). The Series F Convertible Preferred Stock is convertible into shares of our common stock in accordance with the Certificate of Designation for the Series F Convertible Preferred Stock. Upon issuance, 511,308 shares of Series F Convertible Preferred Stock were converted to 17,044 shares of our common stock. As of June 30, 2026, 7,488,692 shares of Series F Convertible Preferred Stock remain outstanding. Currently, such 7,488,692 shares of Series F preferred stock are convertible into 249,624 shares of our common stock, subject to the provisions and limitations contained in the Certificate of Designation for the Series F Convertible Preferred Stock, which provide that the following Subsequent Conversion Conditions must occur before such shares can be converted: (i) the Company must have applied for and been approved for initial listing on the NYSE American or another national exchange or shall have been delisted from the NYSE American, and (ii) if required by the rules of the NYSE American, the Corporation’s shareholder shall have approved any change of control that could be deemed to occur upon the conversion of the Series F Convertible Preferred Stock into Common Stock, based on the facts and circumstances existing at such time.

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

In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series H Preferred Stock will be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Preferred Stock if such shares had been converted to shares of Common Stock immediately prior to such event, subject to the preferential rights of holders of any class or series of our capital stock specifically ranking by its terms senior to the Series H Preferred Stock as to distributions of assets upon such event, whether voluntarily or involuntarily.

The holders of the Series H Preferred Stock have no voting rights, except as required by law. There is no established public trading market for the Series H Preferred Stock and the Company does not intend to list the Series H Preferred Stock on any national securities exchange or nationally recognized trading system.

As of June 30, 2026, 424,533 shares of Series H Preferred Stock remained outstanding, and 4,758 shares had been converted into 150,728 shares of common stock. All conversions were made in accordance with the stated conversion terms, and no additional Series H warrants had been exercised as of the reporting date.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	Six months ended June 30,
	2026	2025
Stock options	1,076,312	24,012
Warrants	17,687	19,457
Common shares issuable upon conversion of Series F Preferred Stock	249,624	-
Common shares issuable upon conversion of warrants attached to Series H Preferred Stock	23,925,000	-
Common shares issuable upon conversion of Series H Preferred Stock	15,389,322	-
	40,657,945	43,469

Note 10. Commitments and Contingencies

No material legal proceedings are pending or known to be threatened against the Company as of the date of these financial statements.

Note 11. Subsequent Events

Subsequent to June 30, 2026, the Company renewed its annual commercial insurance program and entered into a premium financing agreement in the ordinary course of business. Under the agreement, approximately $504,664 of insurance premiums were financed and are payable in monthly installments through April 2027.

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

These statements are often, but not always, made through the use of word or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “would,” and “These,” forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update any forward-looking statements or to reflect events or circumstances arising after the date of this Report.

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

Overview

We are a development-stage biopharmaceutical company dedicated to the research and development of nasally delivered pharmaceutical therapies targeting neurological conditions; delivered with our novel and proprietary intranasal drug delivery device. The Company is currently focused on advancing the development and commercialization of its lead product candidate, ONP-002. Our lead product, ONP-002, is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and we believe it can cross the blood-brain barrier with the goal of rapidly eliminating swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

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

As of June 30, 2026, we have enrolled 9 participants and have administered 34 study drug doses in our ongoing Phase IIa clinical trial evaluating ONP-002 in concussed patients in Australia. Enrollment is progressing at three sites in Australia; Mackay Base Hospital, Alfred Health, and Royal Adelaide Hospital. Zero serious adverse events have been reported across all treated participants to date.

In July of 2026 we submitted our Type B Meeting request to the U.S. Food and Drug Administration (FDA) and followed that with submission of our full briefing dossier. The meeting with the FDA is intended to facilitate FDA guidance on our planned U.S. clinical development program for ONP-002, in support of our Investigational New Drug (IND) application, which remains targeted for submission by the end of 2026.

Traumatic brain injury represents a significant neurological condition without an FDA-approved pharmacological treatment. According to the CDC, an estimated 1.7 to 3.8 million people in the U.S. experience traumatic brain injuries annually, with sports and recreational activities among the leading causes.1 Globally, an estimated 69 million individuals sustain traumatic brain injuries each year. Despite this scale, no pharmacological treatments have been approved, leaving patients, military personnel, athletes, and families without FDA-approved effective options beyond rest and symptom management. If approved by the FDA, ONP-002 would be the first and only pharmacological standard of care for a global concussion market projected to reach over $9 billion by 2030.2

Our Phase IIa trial is designed to enroll 40 patients who meet enrollment criteria based on CT scan findings, presenting symptoms, and emergency room or hospital admission. Patients receive first dosing within 12 hours of concussion, followed by continued treatment for up to 30 days. We believe early enrollment activity reflects both strong site readiness and the significant unmet clinical need in this patient population.

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase 2a clinical trials	U.S. based clinical trials	U.S. based additional clinical trials
Complete	Complete	Q1 2026 started	Estimated Q1/Q2 2027 start	Estimated Q1/Q2 2028 start

This product development plan is an estimate and is subject to change based on additional funding (of which there can be no assurances), technical risks and regulatory approvals.

Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, as a result of which companies frequently look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

1 American Association of Neurological Surgeons; Sports Related Head Injury / CDC TBI Data

2 Grand Market Research; Concussion Market (2025–2030)

Recent Developments

On May 7, 2026, we announced that we had entered into a Letter of Intent (“LOI”) under which we expected to negotiate a license with Sigyn Therapeutics, Inc. (“Sigyn”) pursuant to which we would license certain disease indications of CardioDialysis™, a blood purification technology that enables the broad-spectrum clearance of inflammatory and pathogenic molecules from the bloodstream. Under the terms of the proposed license agreement, it was anticipated that we would receive an exclusive license from Sigyn to develop and commercialize CardioDialysis™ for the treatment of Traumatic Brain Injury (TBI) and other chronic neurodegenerative diseases. The proposed transaction terms set forth in the LOI included that: (i) we would expect to issue 3,250,000 shares of a new class of restricted preferred stock to Sigyn, convertible into common shares, (ii) we would expect to pay a three percent (3%) royalty on revenue from sales of the licensed technology following FDA market clearance, for a period of six years from the date of first commercial sale per approved indication and country, (iii) the closing was expected to occur within 90 days from the effective date of the LOI, subject to completion of due diligence, board approvals, an independent third-party valuation, and other customary closing conditions, and (iv) Sigyn would agree not to license the CardioDialysis™ technology to third parties for the proposed Target Markets during the exclusivity period.

The LOI is non-binding except for certain provisions including exclusivity, confidentiality, and governing law. The completion of a definitive agreement was subject to due diligence satisfactory to us, board approvals by both companies, NYSE American continued listing compliance, and other customary closing conditions. Although the LOI provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the proposed transaction. The consummation of the proposed transaction remains subject to due diligence and the negotiation, execution and delivery of a definitive license agreement and the satisfaction or waiver of applicable closing conditions. As of the date hereof, we are not actively negotiating such license agreement or undertaking any further due diligence regarding CardioDialysis and have paused discussions with Sigyn, choosing instead to continue to focus on ONP-002 and our capital raising efforts. There can be no assurances that we will resume our negotiations with Sigyn or that we will ever enter into any definitive agreements with Sigyn.

Effective July 1, 2026, the Board of Directors appointed John Spencer, the Company’s Senior Controller, to serve as the Company’s Chief Financial Officer, and, in connection therewith, effective July 1, 2026, the Company entered into an Executive Employment Agreement with Mr. Spencer (the “Employment Agreement”). The Employment Agreement provides for base compensation of $200,000.

Recent Funding

Stock Sale

In March 2026, we sold 84,700 shares pursuant to our ATM Agreement with Dawson James for net proceeds of $79,210. See Note 8 of Notes to Consolidated Financial Statements.

Promissory Note

As of June 30, 2026, the Company had no outstanding promissory notes during the quarter.

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three months ending June 30, 2026, there were no significant changes to our significant accounting policies and estimates as described in Note 1. Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026.

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

As of June 30, 2026, we had $3.9 million in cash and cash equivalents. We believe this capital will allow us to fund our current operating plan through the end of 2026, depending on the timing and scope of our development activities and other strategic decisions.

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

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements.

Business Segments

We operate in a single reportable segment, which includes all activities related to the development of our lead product candidate, ONP-002, for the treatment of mild traumatic brain injury (concussion). This determination is consistent with how financial information is reviewed and evaluated by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for purposes of performance assessment, resource allocation, and planning.

Our CEO and CFO regularly review consolidated net loss and total assets as key measures in operating decision-making. We do not separately evaluate results by geographic region or product line.

For the six months ended June 30, 2026, and 2025, we did not generate any revenue. Our segment asset measure is reported on the consolidated balance sheet and total assets.

Results of Operations

We do not currently sell or market any products and did not generate any revenue for the six months ended June 30, 2026, and 2025.

	Three Months Ended June 30		Increase (Decrease)	Percentage Change
	2026	2025
Research and development	$1,176,627	$449,679	$726,948	161.66%
General and administrative	1,415,901	1,264,523	151,378	11.97%
Total Operating Expenses	2,592,528	1,714,202	878,326	51.24%
Loss from operations	(2,592,528)	(1,714,202)	(878,326)	51.24%

Other income (expense):
Interest income	30,026	16,793	13,233	78.80%
Interest expense	(414)	(572,310)	571,896	-99.93%
Foreign currency exchange net	(12,168)	(2,316)	(9,852)	425.39%
Total other (expense) income, net	17,444	(557,833)	575,277	-103.13%
Loss before income taxes	(2,575,084)	(2,272,035)	(303,049)	13.34%
Income tax (expense) benefit	46,377	-	46,377	100.00%
Net loss	$(2,528,707)	$(2,272,035)	$(256,672)	11.30%

	Six Months Ended June 30		Increase (Decrease)	Percentage Change
	2026	2025
Research and development	$1,822,097	$791,221	$1,030,876	130.29%
General and administrative	3,026,358	2,949,208	77,150	2.62%
Total Operating Expenses	4,848,455	3,740,429	1,108,026	29.62%
Loss from operations	(4,848,455)	(3,740,429)	(1,108,026)	29.62%

Other income (expense):
Interest income	70,902	26,996	43,906	162.64%
Interest expense	(4,141)	(771,437)	767,296	-99.46%
Foreign currency exchange net	(17,258)	(4,158)	(13,100)	315.06%
Total other (expense) income, net	49,503	(748,599)	798,102	-106.61%
Loss before income taxes	(4,798,952)	(4,489,028)	(309,924)	6.90%
Income tax (expense) benefit	69,002	-	69,002	100.00%
Net loss	$(4,729,950)	$(4,489,028)	$(240,922)	5.37%

Research and Development

For the three months ended June 30, 2026, research and development (“R&D”) expenses were $1.2 million compared to $449,679 for the same period in 2025, representing an increase of $726,948, or 161.7%.

For the six months ended June 30, 2026, R&D expenses were $1.8 million compared to $791,221 for the same period in 2025, representing an increase of $1,030,876, or 130.3%.

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

Subject to our ability to raise additional capital, the Company expects R&D expenses to increase in future periods as it advances the ONP-002 program, including the ongoing Phase IIa clinical trial in Australia, conducting IND-enabling activities to support U.S. based clinical trials, and scaling manufacturing of clinical trial material.

General and Administrative

For the three months ended June 30, 2026, general and administrative (“G&A”) expenses were $1.4 million, compared to $1.3 million for the same period in 2025, representing an increase of $151,378, or 12.0%.

The increase was primarily driven by higher patent-related expenses of approximately $405,000. This increase was partially offset by lower salaries and benefits of approximately $135,000 due to reduced headcounts, lower public company expenses of approximately $76,000, and lower investor relations expenses of approximately $21,000.

For the six months ended June 30, 2026, G&A expenses were $3 million, compared to $2.9 million for the same period in 2025, representing an increase of $77,150, or 2.6%.

The increase was primarily driven by higher legal and professional fees of approximately $390,000, reflecting greater use of external advisors and consultants. This increase was substantially offset by lower salaries and benefits of approximately $219,000 due to reduced headcount, lower public company expenses of approximately $74,000, lower insurance expense of approximately $22,000, lower travel expense of approximately $23,000, and lower patent-related expenses of approximately $17,000.

We expect general and administrative expenses to remain relatively consistent, with potential increases driven by legal, regulatory, and public-company compliance requirements, as well as continued investor-relations activities supporting the Company’s strategic initiatives.

Other Income (Expense)

Other income (expense) includes interest expense, and realized gains or losses related to foreign currency exchange rates with our vendors. Interest income reflects earnings on our cash and cash equivalents, which are invested with a primary objective of capital preservation. Interest expense consists of costs associated with our short-term note payable for financing insurance premiums.

For the three months ended June 30, 2026, total other income, net was $17,444, compared to total other expense, net of $557,833 for the same period in 2025. The change was primarily attributable to a significant decrease in interest expense of approximately $571,896 resulting from the repayment of the Company’s short-term financing obligations outstanding during the prior-year period, as well as an increase in interest income of approximately $13,233 due to higher average cash and investment balances. These favorable changes were partially offset by higher foreign currency exchange losses of approximately $9,852 compared to the prior-year period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in public and private offerings, debt financing, and warrant exercises. As of June 30, 2026, we had an accumulated deficit of $231.4 million and have not yet achieved profitability. We incurred a net loss of $4.7 million for the six months ended June 30, 2026, and $9.8 million for the year ended December 31, 2025. We expect to continue incurring significant operating losses as we advance the development of our Neurology Assets, including ONP-002, through regulatory and clinical stages toward potential commercialization.

The following table sets forth our primary sources and uses of cash:

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(4,387,404)	$(3,426,460)
Net cash provided by investing activities	4,000,000	-
Net cash (used) provided by financing activities	(148,138)	4,535,365
Net increase in cash and cash equivalents	$(535,542)	$1,108,905

Operating Activities

Cash used in operating activities for the six months ended June 30, 2026, and 2025 was $4.4 million and $3.4 million, respectively. In both periods, cash used in operations primarily reflected the Company’s net losses adjusted for non-cash charges and changes in working capital accounts.

For the six months ended June 30, 2026, non-cash adjustments primarily consisted of $34,969 of stock-based compensation expense and $5,000 of common stock issued for services. In contrast, the prior-year period included $771,437 of amortization of debt discount and closing costs, partially offset by an $86,617 stock-based compensation recapture, neither of which recurred in 2026.

Changes in operating assets and liabilities also impacted operating cash flows during the current period, including a $53,082 decrease in interest receivable, a $13,361 increase in prepaid expenses and other current assets, and a $262,856 increase in accounts payable and accrued expenses, primarily reflecting the timing of vendor payments.

The increase in cash used in operating activities year over year was primarily attributable to higher working capital requirements and the absence of significant prior-year non-cash financing-related adjustments, partially offset by lower net cash outflows from prepaid expenses.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026, primarily consisted of proceeds from the maturity of a short-term certificate of deposit totaling $4 million. The Company also recognized $40,876 of interest income associated with this investment.

There were no comparable investment activities during the six months ended June 30, 2025. The increase in cash inflows reflects the liquidation of short-term investments in the current period as the Company redeployed cash into operating activities.

Financing Activities

Net cash used in financing activities was $148,138 for the six months ended June 30, 2026, compared to net cash provided by financing activities of $4.5 million for the same period in 2025.

Financing activities during the six months ended June 30, 2026, consisted of $227,348 in repayments of short-term notes payable and proceeds from issuance of common stock of $79,210.

In contrast, financing activities during the six months ended June 30, 2025, were primarily driven by $2.6 million in net proceeds from the issuance of common stock and $2.2 million in borrowings under short-term notes payable, partially offset by $328,528 in repayments of short-term notes payable.

The year-over-year decrease in financing cash inflows primarily reflects the absence of equity financing and borrowings during the current period, compared to the prior-year period.

Short-Term Notes Payable

Short-term notes payable consisted of the following:

	June 30, 2026	December 31, 2025
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	$-	$227,348
Total short-term notes payable	$-	$227,348

Subsequent to June 30, 2026, the Company renewed its annual commercial insurance program and entered into a premium financing agreement in the ordinary course of business. Under the agreement, approximately $504,664 of insurance premiums were financed and are payable in monthly installments through April 2027.

Inflation

Inflation may impact the cost of services and supplies used in our operations, including professional services, insurance premiums, and research-related vendor agreements. Increases in wages, employee benefits, and regulatory compliance costs may continue to exert upward pressure on operating expenses. However, because we are currently in the development stage and do not maintain significant manufacturing operations or large-scale procurement of raw materials, we have not experienced material inflationary effect on our operating results. For the six months ended June 30, 2026, and 2025, inflation has not had a material impact on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 24, 2026, Jacob Vanlandingham filed a Complaint for a Pure Bill of Discovery on the Company (the “Bill of Discovery”) in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida. The Complaint does not allege any wrongdoing by the Company or set forth any cause of action against the Company but instead seeks discovery from the Company related to the Company’s purchase of assets from Odyssey in December 2023. On May 29, 2026, the Company filed a motion to dismiss the Bill of Discovery, which the Court denied on July 13, 2026. Subsequently, the Company filed an appeal of such dismissal, and on August 3, 2026, the Company filed a response to the Complaint, in which it asserts various affirmative defenses. The Company believes the Bill of Discovery is without merit and intends to continue to contest it.

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

On March 13, 2026, the Company issued shares of its common stock at a price below the then-current conversion price of the Series H Preferred Stock. As a result, pursuant to the anti-dilution provisions contained in the Certificate of Designation, the conversion price of the Series H Preferred Stock was adjusted to $1.00 per share.

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

On May 7, 2026, we announced that we had entered into a Letter of Intent (“LOI”) under which we expect to license from Sigyn Therapeutics, Inc. (“Sigyn”) certain disease indications of CardioDialysis™, a blood purification technology that enables the broad-spectrum clearance of inflammatory and pathogenic molecules from the bloodstream. However, as of the date hereof, we are not actively negotiating such license agreement or undertaking any further due diligence regarding CardioDialysis and have paused discussions with Sigyn, choosing instead to continue to focus on ONP-002 and our capital raising efforts. There can be no assurances that we will resume our negotiations with Sigyn or that we will ever enter into any definitive agreements with Sigyn.

The issuance of additional equity securities by us in the future associated with the transaction contemplated by the Sigyn LOI would result in dilution to our existing common shareholders.

While the Company currently is not pursuing the transactions contemplated by the Sigyn LOI, the Sigyn LOI contemplated that we would issue 3,250,000 shares of a new series of our Preferred Stock, convertible into 3,250,000 shares of our Common Stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future in connection with the LOI could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. The terms of the new series of our preferred stock are subject to further negotiation and may be issued without action or vote of our shareholders, except where shareholder approval may be required by law or the rules of any exchange on which our shares are listed. To the extent we later elect to pursue the transaction contemplated by the LOI, the issuance of such new series of Preferred Stock convertible into common stock would result in significant dilution to our existing common shareholders. Such issuance could adversely affect the market price of our common stock and impair our ability to raise additional capital through future equity financings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

(c) During the quarter ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith, and this list constitutes the exhibit index.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation as amended prior to December 29, 2017 (including certificates of designation of Series A, B and C Preferred Stock).	8-K	001-32188	3.1	12/29/17
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation dated effective December 29, 2017.	8-K	001-32188	3.2	12/29/17
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation effective January 19, 2018.	8-K	001-32188	3.1	01/19/18
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.4	06/26/18
3.5	Articles of Amendment to Amended and Restated Articles of Incorporation.	8-K	001-32188	3.5	02/28/22
3.6	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	01/23/23
3.7	Amendment to Articles of Incorporation to Increase Common Stock	8-K	001-32188	3.1	12/15/23
3.8	Amendment to Amended and Restated Articles of Incorporation	8-K	001-32188	3.1	05/28/25
3.9	Certificate of Designation for Series H Preferred Stock	8-K	001-32188	3.1	07/02/25
3.10	Bylaws	SB-2	333-100568	3.2	10/16/02
3.11	First Amendment to Bylaws	8-K	001-32188	3.1	06/09/10
3.12	Second Amendment to Bylaws	8-K	001-32188	3.1	08/24/10
3.13	Third Amendment to Bylaws	8-K	001-32188	3.9	02/28/22
4.1	Form of Series H Preferred Warrant.	8-K	001-32188	4.1	07/02/25
4.2	Warrant Agency Agreement.	8-K	001-32188	4.2	07/02/25
10.1	Form of Securities Purchase Agreement	8-K	001-32188	10.1	07/02/25
10.2	Amendment to Sales Agreement, dated January 22, 2026, between Oragenics, Inc. and Dawson James Securities, Inc.	8-K	001-32188	1.2	01/22/26
10.3*	Executive Employment Agreement with John Spencer.	8-K	001-32188	10.1	07/06/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to Section 1350					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

* Executive management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 13, 2026.

ORAGENICS, INC.

By:	/s/ John Spencer
John Spencer
Chief Financial Officer

