Form 10-Q
period 2026-09-30
ORAGENICS INC
filed 2026-11-12
CIK 1174940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 11, 2026, there were 4,511,957 shares of common stock, par value $0.001 per share, outstanding.

ORAGENICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Oragenics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,227,383	$4,399,726
Short-term investment	-	4,000,000
Interest receivable	-	53,082
Prepaid expenses and other current assets	1,054,389	1,614,956
Total current assets	3,281,772	10,067,764
Total assets	$3,281,772	$10,067,764
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,792,720	$1,559,011
Short-term notes payable, net of debt issuance costs	396,589	227,348
Total liabilities	2,189,309	1,786,359

Stockholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; 424,533 Series H and 7,488,692 Series F outstanding at September 30, 2026, and 429,291 Series H and 7,488,692 Series F outstanding at December 31, 2025.	-	-
Common stock, $0.001 par value; 350,000,000 shares authorized; 4,511,957 and 4,271,529 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	4,512	4,271
Additional paid-in capital	235,049,847	234,905,793
Accumulated deficit	(233,961,896)	(226,628,659)
Total stockholders’ equity	1,092,463	8,281,405
Total liabilities and stockholders’ equity	$3,281,772	$10,067,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	1,576,121	930,894	3,398,218	1,722,115
General and administrative	1,019,856	2,192,879	4,046,214	5,142,087
Total operating expenses	2,595,977	3,123,773	7,444,432	6,864,202
Loss from operations	(2,595,977)	(3,123,773)	(7,444,432)	(6,864,202)
Other income (expense):
Interest income	13,919	68,142	84,821	95,138
Interest expense	(6,555)	(7,039)	(10,696)	(778,476)
Foreign currency exchange net	(35,200)	(3,919)	(52,458)	(8,077)
Total other (expense) income, net	(27,836)	57,184	21,667	(691,415)
Loss before income taxes	(2,623,813)	(3,066,589)	(7,422,765)	(7,555,617)
Income tax benefit	20,526	-	89,528	-
Net loss	(2,603,287)	$(3,066,589)	$(7,333,237)	$(7,555,617)
Basic and diluted net loss per share	(0.58)	(1.96)	(1.65)	(5.16)
Weighted-average shares outstanding, basic and diluted	4,511,957	1,560,909	4,432,026	1,464,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	4,271,529	$4,271	7,917,488	$-	$234,905,793	(226,628,659)	$8,281,405
Compensation expense relating to options	-	-	-	-	17,386	-	17,386
Common stock issued for services	5,000	5	-	-	4,995	-	5,000
Sale of common stock	84,700	85	-	-	79,125	-	79,210
Conversion of Series H Preferred Shares into Common Stock	14,500	14	(1,000)	-	(14)	-	-
Net loss	-	-	-	-	-	(2,201,243)	(2,201,243)
Balance at March 31, 2026	4,375,729	4,375	7,916,488	-	235,007,285	(228,829,902)	6,181,758
Correction of previously reported preferred shares outstanding	-	-	495	-	-	-	-
Compensation expense relating to options	-	-	-	-	17,583	-	17,583
Conversion of Series H Preferred Shares into Common Stock	136,228	137	(3,758)	-	(137)	-	-
Net loss	-	-	-	-	-	(2,528,707)	(2,528,707)
Balances at June 30, 2026	4,511,957	$4,512	7,913,225	$-	$235,024,731	$(231,358,609)	$3,670,634
Compensation expense relating to options	-	-	-	-	25,116	-	25,116
Net loss	-	-	-	-	-	(2,603,287)	(2,603,287)
Balances at September 30, 2026	4,511,957	$4,512	7,913,225	$-	$235,049,847	$(233,961,896)	$1,092,463

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2024	419,003	$419	7,488,692	$-	$216,573,868	(216,786,172)	$(211,885)
Compensation expense relating to options	-	-	-	-	17,706	-	17,706
Compensation expense recapture relating to options	-	-	-	-	(86,470)	-	(86,470)
Sale of common stock	258,849	259	-		2,633,931		2,634,190
Conversion of prefunded warrants to common stock	37,990	38	-	-	1,102	-	1,140
Issuance of Series G Preferred Stock	-	-	1,000,000	-	-	-	-
Net loss	-	-	-	-	-	(2,216,993)	(2,216,993)
Balances at March 31, 2025	715,843	716	8,488,692	-	219,140,137	(219,003,165)	137,688
Reverse split fractional shares issued	107,084	$107	-	-	(107)	-	-
Compensation expense relating to options	-	-	-	-	6,779	-	6,779
Compensation expense recapture relating to options	-	-	-	-	(147)	-	(147)
Cancellation of Series G Preferred Stock	-	-	(1,000,000)	-	-	-	-
Net loss	-	-	-	-	-	(2,272,035)	(2,272,035)
Balances at June 30, 2025	822,927	823	7,488,692	-	219,146,662	(221,275,200)	(2,127,715)
Compensation expense relating to options	-	-	-	-	6,040	-	6,040
Sales of Series H Preferred Stock and warrants	-	-	660,000	-	15,019,700	-	15,019,700
Conversion of Series H Preferred Stock into common stock	3,304,246	3,304	(227,878)	-	(3,304)	-	-
Net loss		-	-	-	-	(3,066,589)	(3,066,589)
Balances at September 30, 2025	4,127,173	4,127	7,920,814	-	234,169,098	(224,341,789)	9,831,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Oragenics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(7,333,237)	$(7,555,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and closing costs	-	771,437
Stock-based compensation expense	60,085	30,525
Stock-based compensation recapture expense	-	(86,617)
Common stock issued for services	5,000	-
Changes in operating assets and liabilities:
Interest receivable	53,082	-
Prepaid expenses and other current assets	560,567	(694,108)
Accounts payable and accrued expenses	233,709	1,123,405
Net cash used in operating activities	(6,420,794)	(6,410,975)
Cash flows from investing activities:
Proceeds from sale of short-term investments	4,000,000	-
Net cash provided by investing activities	4,000,000	-
Cash flows from financing activities:
Borrowings on short-term notes payable	508,196	2,623,399
Payments on short-term notes payable	(338,955)	(3,328,528)
Net proceeds from issuance of preferred stock and warrants	-	15,019,700
Net proceeds from issuance of common stock	79,210	2,635,330
Net cash provided by financing activities	248,451	16,949,901
Net changes in cash and cash equivalents	(2,172,343)	10,538,926
Cash and cash equivalents at beginning of period	4,399,726	864,840
Cash and cash equivalents at end of period	$2,227,383	$11,403,766
Supplemental disclosure of cash flow information:
Interest paid	$10,696	$14,899

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

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

For the quarter ended September 30, 2026, and 2025, we did not generate any revenue. Our segment asset measure is reported on the consolidated balance sheet and total assets.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as compared to those disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Nature of Operations

Oragenics, Inc. (the “Company”) is a development-stage biopharmaceutical company that has been focused on the research and development of nasally delivered pharmaceutical therapies targeting neurological conditions and infectious diseases. The Company has been focused on advancing the development and commercialization of its lead product candidate, ONP-002, a novel formulation intended for the treatment of mild traumatic brain injury (“mTBI” or “concussion”). The Company’s objective has been to develop ONP-002 as a potential first-in-class therapeutic targeting the unmet medical need for effective concussion treatment. The Company has been progressing ONP-002 through Phase IIa clinical trials in Australia, with U.S. Phase IIb trials planned to follow. The Company believes its intranasal delivery platform has potential applications across multiple neurological conditions. However, during September 2026, we encountered device stability concerns that we are currently evaluating, which caused a pause in participant enrollment. As of the date hereof, this pause remains in effect.  Furthermore, as discussed in more detail below, capital constraints are limiting the Company’s ability to continue to pursue its ONP-002 clinical trials. The Company is exploring financing alternatives and strategic acquisitions, joint ventures and licensing arrangements, but there can be no assurances the Company will be able to consummate any such transactions and may not be able to continue as a going concern.

Going Concern

Considering our recurring losses, accumulated deficit, and negative cash flows, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025, included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We have incurred operating losses and negative cash flow from operations since inception. To date, we have not generated significant revenues from our operations. We incurred a net loss of $7.3 million and used $6.4 million cash resources in operating activities during the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $234 million and cash and cash equivalents of $2.2 million.

Subject to our ability to raise additional capital, of which there can be no assurances, we expect to continue to incur substantial expenses as we attempt to advance the development of ONP-002, our lead product candidate for the treatment of mild traumatic brain injury and explore potential acquisitions. Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, as a result of which companies frequently look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates.

On August 26, 2026, the Company received a notice from NYSE American LLC (the “Exchange”) indicating that the Company was not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide relating to stockholders’ equity. On September 25, 2026, the Company submitted a plan of compliance to the Exchange outlining its proposed actions to regain compliance with the continued listing standards.

On November 11, 2026, the Company received a letter from the Exchange notifying the Company that the Exchange had accepted the Company’s plan of compliance and granted the Company a plan period through February 25, 2028 (the “Plan Period”) to regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. The Company’s common stock will continue to be listed on NYSE American during the Plan Period, subject to the Company’s compliance with other continued listing requirements. The Exchange staff will review the Company periodically for compliance with the initiatives outlined in the plan, and the Company is required to provide quarterly updates to the Exchange staff concurrent with its interim and annual SEC filings. The Company must also timely pay all listing and annual fees owed to the Exchange during the Plan Period. If the Company is not in compliance with the continued listing standards by February 25, 2028, or if the Company does not make progress consistent with the plan during the Plan Period, the Exchange staff will initiate delisting proceedings as appropriate, and the Company may appeal a staff delisting determination in accordance with the NYSE American Company Guide. There can be no assurance that the Company will make progress consistent with its plan, that the Company will regain compliance with the applicable continued listing standards by the end of the Plan Period, or that the Company’s common stock will maintain its listing on NYSE American.

Based on our lack of revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of September 30, 2026, we believe our current working capital will be sufficient to fund planned operations through December 31, 2026, depending on the timing and scope of our development activities and other strategic decisions. These factors raise substantial doubt regarding our ability to continue as a going concern.

We continue to pursue additional financing to mitigate liquidity risk; however, substantial doubt about our ability to continue as a going concern remains unless and until we obtain sufficient capital to fund operations beyond the current planning horizon. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If we are unable to raise sufficient capital in the future, we may be forced to delay, reduce, or abandon our research and development programs and future acquisition and commercialization efforts, which would adversely affect our business prospects and ability to continue as a going concern. Based on these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $1.1 million as of September 30, 2026, compared to $1.6 million as of December 31, 2025, representing a decrease of approximately $0.6 million, or 35%. The decrease was primarily attributable to the timing of expense recognition associated with advance payments under research and development service agreements supporting the ONP-002 program, partially offset by prepaid insurance premiums associated with annual policy renewals and related premium financing arrangements.

The Company’s prepaid balances primarily consist of insurance premiums, research and development service agreements, and other vendor advances associated with ongoing clinical, manufacturing, and regulatory activities.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses totaled $1.8 million as of September 30, 2026, compared to $1.6 million as of December 31, 2025. The increase was primarily attributable to the timing of vendor invoicing and payments and higher accrued research and development expenses related to ongoing ONP-002 program activities during the quarter.

These liabilities consist primarily of accounts payable to research and development vendors, payroll and benefits accruals, professional service fees, and other general corporate obligations.

Note 5. Short-Term Notes Payable

Short-term notes payable consisted of the following:

	September 30, 2026	December 31, 2025
Insurance premium financing of $506,430, due in monthly installments of $58,190, which includes principal and annual interest at 8.15% through April 2027	$396,589	$-
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	-	227,348
Total short-term notes payable	$396,589	$227,348

Note 6. Stock-Based Compensation

2021 Equity Incentive Plan

Our 2021 Equity Incentive Plan (the “2021 Plan”) authorizes the grant of stock options (incentive and non-statutory), stock appreciation rights and restricted stock covering a total of 3,166,667 shares of our common stock. Options are granted at the fair value of our common stock on the date of grant and generally vest either immediately or over a period of up to three years from the date of grant and expire 10 years from the date of grant. As of September 30, 2026, 1,132,212 shares were reserved for issuance related to the 2021 Plan and 2,034,455 shares of our common stock remain available for awards.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2026.

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,076,332	$4.41	9.89	$—
Awards granted in period	55,900	0.59	6.00	—
Cancelled or expired	(20)	15,120
Outstanding at September 30, 2026	1,132,212	3.95	9.17	—
Exercisable at September 30, 2026	823,492	$5.11	9.13	$—

Unrecognized Stock-Based Compensation Costs

As of September 30, 2026, unrecognized stock-based compensation related to unvested stock options was approximately $177,254, which will be recognized over an average expected recognition period of 3.5 years.

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

Outstanding and exercisable warrants as of September 30, 2026, are summarized below.

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

During the nine months ended September 30, 2026, no warrants expired or were exercised or cancelled during the period.

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

Common Stock

On September 30, 2026, we had 4,511,957 shares of common stock issued and outstanding.

Series F Convertible Preferred Stock

In December 2023, we issued 8,000,000 shares of our Series F Convertible Preferred Stock in connection with our purchase of assets from Odyssey Health, Inc. (“Odyssey”). The Series F Convertible Preferred Stock is convertible into shares of our common stock in accordance with the Certificate of Designation for the Series F Convertible Preferred Stock. Upon issuance, 511,308 shares of Series F Convertible Preferred Stock were converted to 17,044 shares of our common stock. As of September 30, 2026, 7,488,692 shares of Series F Convertible Preferred Stock remain outstanding. Currently, such 7,488,692 shares of Series F preferred stock are convertible into 249,624 shares of our common stock, subject to the provisions and limitations contained in the Certificate of Designation for the Series F Convertible Preferred Stock, which provide that the following Subsequent Conversion Conditions must occur before such shares can be converted: (i) the Company must have applied for and been approved for initial listing on the NYSE American or another national exchange or shall have been delisted from the NYSE American, and (ii) if required by the rules of the NYSE American, the Company’s shareholder shall have approved any change of control that could be deemed to occur upon the conversion of the Series F Convertible Preferred Stock into Common Stock, based on the facts and circumstances existing at such time.

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

The holders of the Series H Preferred Stock have no voting rights, except as required by law. There is no established public trading market for the Series H Preferred Stock, and the Company does not intend to list the Series H Preferred Stock on any national securities exchange or nationally recognized trading system.

As of September 30, 2026, 424,533 shares of Series H Preferred Stock remained outstanding, and 4,758 shares had been converted into 150,728 shares of common stock. All conversions were made in accordance with the stated conversion terms, and no additional Series H warrants had been exercised as of the reporting date.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive:

	Nine months ended September 30,
	2026	2025
Stock options	1,132,212	24,012
Warrants	17,687	677,687
Common shares issuable upon conversion of Series F Preferred Stock	249,624	-
Common shares issuable upon conversion of warrants attached to Series H Preferred Stock	23,925,000	-
Common shares issuable upon conversion of Series H Preferred Stock	15,389,322	6,265,769
	40,713,845	6,967,468

Note 10. Commitments and Contingencies

On April 24, 2026, Jacob Vanlandingham filed a Complaint for a Pure Bill of Discovery on the Company (the “Bill of Discovery”) in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida. The Complaint does not allege any wrongdoing by the Company or set forth any cause of action against the Company but instead seeks discovery from the Company related to the Company’s purchase of assets from Odyssey in December 2023. On May 29, 2026, the Company filed a motion to dismiss the Bill of Discovery or to transfer venue, which the Court denied on July 13, 2026. Subsequently, the Company filed an appeal of the denial of the request to transfer venue, and on August 3, 2026, the Company filed a response to the Complaint, in which it asserts various affirmative defenses. The Company believes the Bill of Discovery is without merit and intends to continue to contest it.

Note 11. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our future performance, business prospects, events and product development plans. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. These forward-looking statements include statements about our strategies, objectives and our goals. To the extent statements in this Quarterly Report involve, without limitation, our expectations for growth, estimates of future revenue, our sources and uses of cash, our ability to continue to meet the listing standards of the NYSE American, our liquidity needs, our current or planned clinical trials or research and development activities, product development timelines, our future products, regulatory matters, expense, profits, cash flow balance sheet items or any other guidance on future periods, these statements are forward-looking statements.

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

Important factors that could cause actual results to differ materially from those in these forward-looking statements are in the section entitled “Risk Factors” located in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, and the other risks and uncertainties described elsewhere in this report as well as other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. In addition, the statements contained throughout this Quarterly Report concerning future events or developments or our future activities, including concerning, among other matters, our NYSE American compliance plan, current or planned clinical trials, anticipated research and development activities, anticipated dates for commencement of clinical trials, anticipated completion dates of clinical trials, anticipated meetings with the FDA or other regulatory authorities concerning our product candidates, anticipated dates for submissions to obtain required regulatory marketing approvals, anticipated dates for commercial introduction of products, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we are able to obtain sufficient funding in the near term and thereafter to support such activities and continue our operations and planned activities in a timely manner. There can be no assurance that this will be the case. Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring. Failure to timely obtain sufficient funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring.

Overview

We are a development-stage biopharmaceutical company and have been focused on the research and development of nasally delivered pharmaceutical therapies targeting neurological conditions; delivered with our novel and proprietary intranasal drug delivery device. The Company has been focused on advancing the development and commercialization of its lead product candidate, ONP-002. Our lead product, ONP-002, is a fully synthetic, non-naturally occurring neurosteroid, is lipophilic, and we believe it can cross the blood-brain barrier with the goal of rapidly eliminating swelling, oxidative stress and inflammation while restoring proper blood flow through gene amplification.

Our ONP-002 Neurology Asset for Brain Related Illness and Injury

Our lead product and focus are on the development and commercialization of ONP-002 for the treatment of mild traumatic brain injury (“mTBI” or “Concussion”).

ONP-002, together with our other neurology assets, are referred to herein as the Neurology Assets. To date, ONP-002 has been shown to be stable up to 104 degrees for 18 months. The drug candidate is manufactured into a powder and filled into our novel intranasal device. The drug is then administered through the nasal passage from the device. The novel intranasal device is lightweight and, we believe, easy to use in the field.

We believe the proprietary powder formulation and intranasal administration through our proprietary device allows for rapid and direct accessibility to the brain. The device is breath propelled and is designed to allow patients to blow into the device which closes the soft palate in the back of the nasopharynx, preventing the flow of drug to the lungs or esophagus, minimizes system exposure and side effects, and, we believe, has the potential to effectively cross the blood brain barrier. This mechanism is designed to trap ONP-002 in the nasal cavity allowing for more abundant and faster drug availability in the traumatized brain.

As of September 30, 2026, we have enrolled 9 participants and have administered 34 study drug doses in our Phase IIa clinical trial evaluating ONP-002 in concussed patients in Australia across three sites: Mackay Base Hospital, Alfred Health, and Royal Adelaide Hospital. Zero serious adverse events have been reported across all treated participants to date. During September 2026, we encountered device stability concerns that we are currently evaluating, which caused a pause in participant enrollment.

In July of 2026, we submitted our Type B Meeting request to the U.S. Food and Drug Administration (FDA) and followed that with submission of our full briefing dossier. The meeting with the FDA is intended to facilitate FDA guidance on our planned U.S. clinical development program for ONP-002, in support of our Investigational New Drug (IND) application. Drug stability concerns encountered in September have caused potential significant delays in work related to the submission of our IND application originally projected to be submitted by the end of 2026.

Traumatic brain injury represents a significant neurological condition without an FDA-approved pharmacological treatment. According to the CDC, an estimated 1.7 to 3.8 million people in the U.S. experience traumatic brain injuries annually, with sports and recreational activities among the leading causes.1 Globally, an estimated 69 million individuals sustain traumatic brain injuries each year. Despite this scale, no pharmacological treatments have been approved, leaving patients, military personnel, athletes, and families without FDA-approved effective options beyond rest and symptom management. If approved by the FDA, we believe ONP-002 would be the first and only pharmacological standard of care for a global concussion market projected to reach over $9 billion by 2030.2

Our Phase IIa trial is designed to enroll 40 patients who meet enrollment criteria based on CT scan findings, presenting symptoms, and emergency room or hospital admission. The trial is further designed to provide patients with first dosing within 12 hours of concussion, followed by continued treatment for up to 30 days

Expected ONP-002 Product Development Timeline:

Pre-clinical Animal Studies	Phase 1	Phase IIa clinical trials	U.S. based clinical trials
Complete	Complete	Q1 2026 started	Projected 2027

This product development plan is an estimate and is subject to change based on additional funding (of which there can be no assurances), technical risks and regulatory approvals. The Company does not expect to launch U.S. based trials unless it can raise significant additional capital, of which there are no assurances. See Risk Factors.

Business Development Strategy

Success in the biopharmaceutical and product development industry relies on the continuous development of novel product candidates. Most product candidates do not make it past the clinical development stage, as a result of which companies frequently look externally for innovation. Accordingly, we expect, from time to time, to seek strategic opportunities through various forms of business development, which can include strategic alliances, licensing deals, joint ventures, collaborations, equity or debt-based investments, dispositions, mergers, and acquisitions. We view these business development activities as a necessary component of our strategies, and we seek to enhance shareholder value by evaluating business development opportunities both within and complementary to our current business, as well as opportunities that may be new and separate from the development of our existing product candidates. The Company currently is not a party to any definitive acquisition or joint venture agreement for the development of additional product candidates and there can be no assurance the Company will be able to secure any such agreements.

1 American Association of Neurological Surgeons; Sports Related Head Injury / CDC TBI Data

2 Grand Market Research; Concussion Market (2025–2030)

Recent Developments

Our Common Stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. On August 26, 2026, we received notification (the “Notice”) that the Company was no longer in compliance with NYSE American’s continued listing standards. Specifically, the Notice stated that the Company is not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in our five most recent fiscal years.

On September 25, 2026, we submitted a plan of compliance (the “Plan”) to the NYSE American. On November 11, 2026, the Company received a letter from the Exchange notifying the Company that the Exchange had accepted the Company’s plan of compliance and granted the Company a plan period through February 25, 2028 (the “Plan Period”) to regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. The Company’s common stock will continue to be listed on NYSE American during the Plan Period, subject to the Company’s compliance with other continued listing requirements. The Exchange staff will review the Company periodically for compliance with the initiatives outlined in the plan, and the Company is required to provide quarterly updates to the Exchange staff concurrent with its interim and annual SEC filings. The Company must also timely pay all listing and annual fees owed to the Exchange during the Plan Period. If the Company is not in compliance with the continued listing standards by February 25, 2028, or if the Company does not make progress consistent with the plan during the Plan Period, the Exchange staff will initiate delisting proceedings as appropriate, and the Company may appeal a staff delisting determination in accordance with the NYSE American Company Guide. There can be no assurance that the Company will make progress consistent with its plan, that the Company will regain compliance with the applicable continued listing standards by the end of the Plan Period, or that the Company’s common stock will maintain its listing on NYSE American.

Recent Funding

Stock Sale

In March 2026, we sold 84,700 shares pursuant to our ATM Agreement with Dawson James for net proceeds of $79,210. See Note 8 of Notes to Consolidated Financial Statements.

Promissory Note

As of September 30, 2026, the Company had no outstanding promissory notes during the quarter.

Going Concern

See Note 1 of Notes to Consolidated Financial Statements.

Significant Accounting Policies and Use of Estimates

During the three months ending September 30, 2026, there were no significant changes to our significant accounting policies and estimates as described in Note 1. Significant Accounting Policies included in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026.

Future Capital Requirements

Our capital requirements for 2026 and beyond will depend on numerous factors, including the success of our research and development efforts, the progress of our ONP-002 program, and our ability to secure strategic partnerships acquisitions and licensing arrangements to support our pipeline.

We expect to incur substantial expenditures to further develop our neurology assets and to pursue strategic partnerships, acquisitions and licensing arrangements, including increased cost related to research, nonclinical testing, clinical trials, due diligence, regulatory submissions, and the ongoing requirements of being a public company. Additional capital will still be required to undertake clinical trials, acquisitions, due diligence, regulatory filings, and any future commercialization efforts. Subject to our ability to raise additional capital, of which there can be no assurances, we plan to continue advancing the ONP-002 toward Phase II clinical trials and further IND-enabling work. Additionally, subject to the terms of any future financings, we may shift our focus away from ONP-002 and toward other potential product candidates.

To support these activities, we may seek additional equity and debt financing, as well as strategic alliances, joint ventures, licensing agreements, or other business arrangements that could generate sufficient capital to sustain our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If we are unable to raise sufficient capital in the future, we may be forced to delay, reduce, or eliminate our research and development programs and future acquisition and commercialization efforts, which would adversely affect our business prospects and ability to continue as a going concern. As of the date hereof, due in part to the device stability concerns discussed above and our capital needs, we have paused participant enrolment with regard to our ONP-002 clinical trial.

As of September 30, 2026, we had $2.2 million in cash and cash equivalents. We believe this capital may allow us to fund our current limited operating plan through the end of 2026, depending on the timing and scope of our development activities and other strategic decisions.

Additional capital will still be required to complete planned clinical trials, undertake acquisitions, negotiate joint venture agreements, undertake due diligence in connection therewith, regulatory filings, and any future commercialization efforts. There can be no assurance that such funding will be available on favorable terms, or at all. If we are unable to secure sufficient capital, we may be forced to delay, scale back, cease or eliminate our operations and development plans, which would adversely impact our business and strategic objectives.

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

Due to uncertainties associated with clinical development, regulatory approval timelines, and partnership negotiations, we cannot precisely estimate our future capital requirements. However, our needs will depend on many factors, including but not limited to:

●	Conducting Phase II trials and filing an IND for ONP-002, including potential Phase III Trial planning;
●	Identification and preparation of clinical sites;
●	The number and development paths of product candidates we pursue;
●	The scope, cost, and results of our preclinical and clinical programs;
●	Timing and cost of obtaining regulatory approvals;
●	Our ability to identify, secure and acquire other potential product candidates;
●	Our pursuit and our ability to secure and maintain strategic partnerships and licensing deals;
●	Our performance under existing agreements, including potential milestone or royalty payments;
●	Patent prosecution, enforcement, and potential litigation; and
●	The timing and revenue, if any, from future product sales and royalties.

We have based these forward-looking statements on assumptions we believe are reasonable; however, actual results and funding needs may differ materially from our current expectations

New Accounting Pronouncements

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

For the nine months ended September 30, 2026, and 2025, we did not generate any revenue. Our segment asset measure is reported on the consolidated balance sheet and total assets.

Results of Operations

We do not currently sell or market any products and did not generate any revenue for the nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30		Increase (Decrease)	Percentage Change
	2026	2025
Research and development	$1,576,121	$930,894	$645,227	69.31%
General and administrative	1,019,856	2,192,879	(1,173,023)	(53.49)%
Total Operating Expenses	2,595,977	3,123,773	(527,796)	(16.90)%
Loss from operations	(2,595,977)	(3,123,773)	527,796	(16.90)%

Other income (expense):
Interest income	13,919	68,142	(54,223)	(79.57)%
Interest expense	(6,555)	(7,039)	484	(6.88)%
Foreign currency exchange net	(35,200)	(3,919)	(31,281)	798.19%
Total other (expense) income, net	(27,836)	57,184	(85,020)	(148.68)%
Loss before income taxes	(2,623,813)	(3,066,589)	442,776	(14.44)%
Income tax (expense) benefit	20,526	-	20,526	100.00%
Net loss	$(2,603,287)	$(3,066,589)	$463,302	(15.11)%

	Nine Months Ended September 30		Increase (Decrease)	Percentage Change
	2026	2025
Research and development	$3,398,218	$1,722,115	$1,676,103	97.33%
General and administrative	4,046,214	5,142,087	(1,095,873)	(21.31)%
Total Operating Expenses	7,444,432	6,864,202	580,230	8.45%
Loss from operations	(7,444,432)	(6,864,202)	(580,230)	8.45%

Other income (expense):
Interest income	84,821	95,138	(10,317)	(10.84)%
Interest expense	(10,696)	(778,476)	767,780	(98.63)%
Foreign currency exchange net	(52,458)	(8,077)	(44,381)	549.47%
Total other (expense) income, net	21,667	(691,415)	713,082	(103.13)%
Loss before income taxes	(7,422,765)	(7,555,617)	132,852	(1.76)%
Income tax (expense) benefit	89,528	-	89,528	100.00%
Net loss	$(7,333,237)	$(7,555,617)	$222,380	(2.94)%

Research and Development

For the three months ended September 30, 2026, research and development (“R&D”) expenses were $1.6 million compared to $930,894 for the same period in 2025, representing an increase of $645,227, or 69.3%.

For the nine months ended September 30, 2026, R&D expenses were $3.4 million compared to $1.7 million for the same period in 2025, representing an increase of $1.6 million, or 97.3%.

The increase was primarily attributable to the recognition of previously prepaid research and development expenses as the Company made significant progress on its ongoing R&D programs during the quarter. A substantial portion of previously contracted research and development activities was performed during the three months ended September 30, 2026, resulting in the recognition of expenses associated with amounts previously recorded as prepaid assets. These activities primarily related to the continued advancement of the Company’s ONP-002 concussion program, including clinical development, regulatory preparation, and other program-related activities.

Subject to our ability to raise additional capital, the Company expects R&D expenses to increase in future periods as it advances the ONP-002 program, including the ongoing Phase IIa clinical trial in Australia, conducting IND-enabling activities to support U.S.-based clinical trials, and scaling manufacturing of clinical trial material. If the Company is unable to raise additional capital, it may be unable to further advance its ONP-002 program, undertake acquisitions and pursue joint ventures and licensing arrangements.

General and Administrative

For the three months ended September 30, 2026, general and administrative (“G&A”) expenses were $1.0 million, compared to $2.2 million for the same period in 2025, representing a decrease of $1.2 million, or 53.5%.

The decrease was primarily driven by lower legal and professional fees of approximately $817,000, reflecting reduced expenditures for external professional services, and lower investor relations expenses of approximately $240,000. Additionally, patent-related expenses decreased by approximately $113,000, public company expenses decreased by approximately $33,000, and other administrative expenses decreased by approximately $11,000. These decreases were partially offset by higher salaries and benefits of approximately $33,000 and higher board compensation of approximately $10,000.

For the nine months ended September 30, 2026, G&A expenses were $4.0 million, compared to $5.1 million for the same period in 2025, representing a decrease of $1.1 million, or 21.3%.

The decrease was primarily driven by lower legal and professional fees of approximately $427,000, lower investor relations expenses of approximately $234,000, and lower salaries and benefits of approximately $185,000. Additionally, patent-related expenses decreased by approximately $131,000, public company expenses decreased by approximately $107,000, insurance expenses decreased by approximately $22,000, and travel expenses decreased by approximately $19,000. These decreases were partially offset by higher board compensation of approximately $33,000.

We expect general and administrative expenses to remain relatively consistent, with potential increases driven by legal, regulatory, and public-company compliance requirements, as well as continued investor relations activities supporting the Company’s strategic initiatives.

Other Income (Expense)

Other income (expense) includes interest income, interest expense, and realized gains or losses related to foreign currency exchange rates with our vendors. Interest income reflects earnings on our cash and cash equivalents, which are invested with a primary objective of capital preservation. Interest expense consists primarily of costs associated with our short-term note payable for financing insurance premiums.

For the three months ended September 30, 2026, total other expense, net was $27,836, compared to total other income, net of $57,184 for the same period in 2025, representing an unfavorable change of $85,020. The change was primarily attributable to a decrease in interest income of approximately $54,000, reflecting lower average cash and investment balances, and an increase in foreign currency exchange losses of approximately $31,000. These unfavorable changes were partially offset by a decrease in interest expense of approximately $500.

For the nine months ended September 30, 2026, total other income, net was $21,667, compared to total other expense, net of $691,415 for the same period in 2025, representing a favorable change of $713,082. The change was primarily attributable to a decrease in interest expense of approximately $768,000, primarily reflecting lower financing-related costs compared to the prior-year period. This favorable change was partially offset by an increase in foreign currency exchange losses of approximately $44,000 and a decrease in interest income of approximately $10,000.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the sale of equity securities in public and private offerings, debt financing, and warrant exercises. As of September 30, 2026, we had an accumulated deficit of $233.9 million and have not yet achieved profitability. We incurred a net loss of $7.3 million for the nine months ended September 30, 2026, and $9.8 million for the year ended December 31, 2025. Subject to our ability to raise additional capital, of which there can be no assurances, we expect to continue incurring significant operating losses as we advance the development of our Neurology Assets, including ONP-002, through regulatory and clinical stages toward potential commercialization. If the Company is unable to raise additional capital, we may not be able to continue operating and may be unable to further advance its ONP-002 program, undertake acquisitions and pursue joint ventures and licensing arrangements.

The following table sets forth our primary sources and uses of cash:

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(6,420,794)	$(6,410,975)
Net cash provided by investing activities	4,000,000	-
Net cash (used) provided by financing activities	248,451	16,949,901
Net change in cash and cash equivalents	$(2,172,343)	$10,538,926

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026, and 2025 was $6.4 million and $6.4 million, respectively. In both periods, cash used in operations primarily reflected the Company’s net losses adjusted for non-cash charges and changes in operating assets and liabilities.

For the nine months ended September 30, 2026, non-cash adjustments primarily consisted of $60,085 of stock-based compensation expense and $5,000 of common stock issued for services. In contrast, the prior-year period included $771,437 of amortization of debt discount and closing costs, $30,525 of stock-based compensation expense, and an $86,617 stock-based compensation recapture, with no comparable debt discount amortization or stock-based compensation recapture in 2026.

Changes in operating assets and liabilities also impacted operating cash flows during the current period, including a $53,082 decrease in interest receivable, a $560,567 decrease in prepaid expenses and other current assets, primarily reflecting the recognition of previously prepaid research and development costs as the underlying services were performed, and a $233,709 increase in accounts payable and accrued expenses, reflecting the timing of vendor payments and accrued obligations.

Cash used in operating activities remained relatively consistent year over year, increasing by approximately $10,000. The decrease in the Company’s net loss and favorable changes in prepaid expenses and other current assets were substantially offset by lower increases in accounts payable and accrued expenses and the absence of significant prior-year non-cash financing-related adjustments.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026, was $4.0 million, primarily consisting of proceeds from the maturity of a short-term certificate of deposit. The Company also recognized interest income associated with this investment, which is reflected in operating activities.

There was no comparable investing activities during the nine months ended September 30, 2025. The increase in cash provided by investing activities was attributable to the maturity of the short-term investment during the current period, providing additional liquidity to support the Company’s ongoing operating and research and development activities.

Financing Activities

Net cash provided by financing activities was $248,451 for the nine months ended September 30, 2026, compared to $16.9 million for the same period in 2025.

Financing activities during the nine months ended September 30, 2026, consisted of $508,196 in borrowings under short-term notes payable and $79,210 in proceeds from the issuance of common stock, partially offset by $338,955 in repayments of short-term notes payable.

In contrast, financing activities during the nine months ended September 30, 2025, were primarily driven by $15.0 million in net proceeds from the issuance of preferred stock and warrants, $2.6 million in proceeds from the issuance of common stock, and $2.6 million in borrowings under short-term notes payable, partially offset by $3.3 million in repayments of short-term notes payable.

The year-over-year decrease in cash provided by financing activities primarily reflects the absence of significant equity financing transactions during the current period, particularly the preferred stock and warrant financing completed in the prior-year period, as well as lower proceeds from common stock issuances and reduced short-term borrowing activity.

Short-Term Notes Payable

Short-term notes payable consisted of the following:

	September 30, 2026	December 31, 2025
Insurance premium financing of $506,430, due in monthly installments of $58,194, which includes principal and annual interest at 8.15% through April 2027	$396,589	$-
Insurance premium financing of $506,190, due in monthly installments of $58,314, which includes principal and annual interest at 8.75% through April 2026	-	227,348
Total short-term notes payable	$396,589	$227,348

Inflation

Inflation may impact the cost of services and supplies used in our operations, including professional services, insurance premiums, and research-related vendor agreements. Increases in wages, employee benefits, and regulatory compliance costs may continue to exert upward pressure on operating expenses. However, because we are currently in the development stage and do not maintain significant manufacturing operations or large-scale procurement of raw materials, we have not experienced material inflationary effect on our operating results. For the nine months ended September 30, 2026, and 2025, inflation has not had a material impact on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 24, 2026, Jacob Vanlandingham filed a Complaint for a Pure Bill of Discovery on the Company (the “Bill of Discovery”) in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida. The Complaint does not allege any wrongdoing by the Company or set forth any cause of action against the Company but instead seeks discovery from the Company related to the Company’s purchase of assets from Odyssey in December 2023. On May 29, 2026, the Company filed a motion to dismiss the Bill of Discovery or to transfer venue, which the Court denied on July 13, 2026. Subsequently, the Company filed an appeal of the denial of the request to transfer venue, and on August 3, 2026, the Company filed a response to the Complaint, in which it asserts various affirmative defenses. The Company believes the Bill of Discovery is without merit and intends to continue to contest it.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and those set forth below are not the only risks that we face. If any of the identified risks occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 16, 2026. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

We cannot assure you that we will continue to be listed on the NYSE American.

Our Common Stock commenced trading on the NYSE American (formerly the NYSE MKT) on April 10, 2013, and we are subject to certain NYSE American continued listing requirements and standards. On August 26, 2026, we received notification (the “Notice”) that the Company was no longer in compliance with NYSE American’s continued listing standards. Specifically, the Notice stated that the Company is not in compliance with the continued listing standards set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in our five most recent fiscal years.

On September 25, 2026, we submitted a plan of compliance (the “Plan”) to the NYSE American. On November 11, 2026, the Company received a letter from the Exchange notifying the Company that the Exchange had accepted the Company’s plan of compliance and granted the Company a plan period through February 25, 2028 (the “Plan Period”) to regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. The Company’s common stock will continue to be listed on NYSE American during the Plan Period, subject to the Company’s compliance with other continued listing requirements. The Exchange staff will review the Company periodically for compliance with the initiatives outlined in the plan, and the Company is required to provide quarterly updates to the Exchange staff concurrent with its interim and annual SEC filings. The Company must also timely pay all listing and annual fees owed to the Exchange during the Plan Period. If the Company is not in compliance with the continued listing standards by February 25, 2028, or if the Company does not make progress consistent with the plan during the Plan Period, the Exchange staff will initiate delisting proceedings as appropriate, and the Company may appeal a staff delisting determination in accordance with the NYSE American Company Guide. There can be no assurance that the Company will make progress consistent with its plan, that the Company will regain compliance with the applicable continued listing standards by the end of the Plan Period, or that the Company’s common stock will maintain its listing on NYSE American.

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

We will need to raise additional capital in the future to undertake the development and commercialization of our product candidates, to explore strategic acquisitions, joint ventures and licensing agreements, and to operate our business.

Developing and commercializing biopharmaceutical products, including Phase 2 work for our ONP-002 product candidate and conducting nonclinical studies and clinical trials and establishing manufacturing capabilities, and the progress of our efforts to develop and commercialize our product candidates, is expensive, and can cause us to use our limited, available capital resources faster than we currently anticipate. The acquisition of additional assets and product candidates also will require additional capital. Our current cash, cash equivalents and short-term investments are not sufficient to implement our business strategy and sustain our operations or to undertake and acquisitions, joint ventures and licensing agreements. Our auditor has expressed substantial doubt about our ability to continue as a going concern. We anticipate we will need to raise additional capital in the future to complete the development and commercialization of our product candidates and operate our business. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate or government collaboration and licensing arrangements if which there can be no assurances. Over the last several months the Company has explored funding opportunities, but, as of the date hereof, none have materialized. Our Series H Preferred Stock offering and the anti-dilution protection contained in the Series H Preferred Stock’s Certificate of Designation, as well as our auditor’s substantial doubt about our ability to continue as a going concern, has depressed the price of our Common Stock regardless of our business performance and is expected to continue to make it more difficult for us to raise or obtain additional financing. Furthermore, even if we are able to obtain additional financing, it may not be on favorable terms and, if such financing is undertaken at a price below the Conversion Price of our Series H Preferred Stock, it will trigger the anti-dilution protection in our Series H Preferred Stock’s Certificate of Designation, as discussed above, which in turn may result in a greater number of shares of Common Stock being issued upon conversion of our Series H Preferred Stock, which in turn will have a greater dilutive effect on our shareholders and may make it more difficult to raise additional capital. If we do not succeed in raising additional funds on acceptable terms, we may be unable to continue to operate, complete existing nonclinical and planned clinical trials, undertake acquisitions or licensing or joint venture arrangements, or obtain approval of our product candidates from the FDA and other regulatory authorities, and, absent sufficient additional financing, we may be unable to remain a going concern.

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

We may not be able to successfully consummate any strategic acquisitions.

We have explored strategic acquisitions from time to time. For example, on May 7, 2026, we announced that we had entered into a Letter of Intent (“LOI”) to license from Sigyn Therapeutics, Inc. (“Sigyn”) certain disease indications of CardioDialysis™, a blood purification technology that enables the broad-spectrum clearance of inflammatory and pathogenic molecules from the bloodstream. However, as of the date hereof, we are not actively negotiating such license agreement or undertaking any further due diligence regarding CardioDialysis and have paused discussions with Sigyn. While we also are exploring other potential acquisitions, there can be no assurances that we will resume our negotiations with Sigyn or that we will ever enter into any definitive agreements with Sigyn or any other third party related to the acquisition of other potential product candidates.

The issuance of additional equity securities by us in the future associated with the acquisition of alternative product candidates would result in dilution to our existing common shareholders.

While the Company currently is not subject to any binding acquisition agreements, it is anticipated that in order to consummate and strategic acquisition, the Company will be required to raise significant capital. Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares, except where shareholder approval is required by law or the rules of any exchange on which our shares are listed. Any issuance of additional equity securities by us in the future in connection with any acquisition could result in dilution to our existing common shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. These issuances would dilute the percentage ownership interest of our existing common shareholders, which would have the effect of reducing their influence on matters on which our shareholders vote and might dilute the book value of our common stock. The terms of the any new series of our preferred stock are subject to negotiation and may be issued without action or vote of our shareholders, except where shareholder approval may be required by law or the rules of any exchange on which our shares are listed. To the extent we later elect to pursue a strategic acquisition or other transaction, the issuance of such new series of Preferred Stock convertible into common stock would result in significant dilution to our existing common shareholders. Such issuance could adversely affect the market price of our common stock and impair our ability to raise additional capital through future equity financings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

(c) During the quarter ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of November 13, 2026.

ORAGENICS, INC.

By:	/s/ John Spencer
John Spencer
Chief Financial Officer

